Form 10-K
period 2018-12-31
Brookdale Senior Living Inc.
filed 2019-02-14
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.7 billion. The market value calculation was determined using a per share price of $9.09, the price at which the registrant's common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation only, shares held by non-affiliates excludes only those shares beneficially owned by the registrant's executive officers, directors and stockholders owning 10% or more of the Company's outstanding common stock.

As of February 12, 2019, 186,599,616 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders, or an amendment to this Form 10-K, to be filed with the SEC within 120 days of December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. Although these forward looking statements are based on assumptions and expectations that we believe are reasonable, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, events which adversely affect the ability of seniors to afford our resident fees and entrance fees, including downturns in the economy, national or local housing markets, consumer confidence or the equity markets and unemployment among family members; changes in reimbursement rates, methods or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the impact of ongoing healthcare reform efforts; the effects of continued new senior housing construction and development, oversupply and increased competition; disruptions in the financial markets that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; the risks associated with current global economic conditions and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, interest rates and tax rates; our ability to generate sufficient cash flow to cover required interest and long-term lease payments and to fund our planned capital projects; the effect of our indebtedness and long-term leases on our liquidity; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; increased competition for or a shortage of personnel, wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; failure to maintain the security and functionality of our information systems or to prevent a cybersecurity attack or breach; our ability to complete pending or expected disposition or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; our ability to obtain additional capital on terms acceptable to us; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; delays in obtaining regulatory approvals; risks associated with the lifecare benefits offered to residents of certain of our entrance fee CCRCs; terminations, early or otherwise, or non-renewal of management agreements; conditions of housing markets, regulatory changes and acts of nature in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease; departures of key officers and potential disruption caused by changes in management; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; actions of activist stockholders; market conditions and capital allocation decisions that may influence our determination from time to time whether to purchase any shares under our existing share repurchase program and our ability to fund any repurchases; our ability to maintain consistent quality control; a decrease in the overall demand for senior housing; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; costs to respond to, and adverse determinations resulting from, government reviews, audits and investigations; unanticipated costs to comply with legislative or regulatory developments; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this Annual Report on Form 10-K. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1.	Business.

Unless otherwise specified, references to "Brookdale," "we," "us," "our" or "the Company" in this Annual Report on Form 10-K mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Our Business

As of December 31, 2018, we are the largest operator of senior living communities in the United States based on total capacity, with 892 communities in 45 states and the ability to serve approximately 84,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care and continuing care retirement communities ("CCRCs"). We also offer a range of home health, hospice and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities.

We believe that we operate in the most attractive sectors of the senior living industry, and our goal is to be the first choice in senior living by being the nation’s most trusted and effective senior living provider and employer. With our range of community and service offerings, we believe that we are positioned to take advantage of favorable demographic trends over time. Our community and service offerings combine housing with hospitality and healthcare services. Our senior living communities offer residents a supportive home-like setting, assistance with activities of daily living ("ADL") such as eating, bathing, dressing, toileting and transferring/walking and, in certain communities, licensed skilled nursing services. We also provide home health, hospice and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to age-in-place, which we believe enables them to maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

Strategy

Our strategy is to win locally by providing choices for high quality care and personalized service by caring associates while leveraging our industry-leading scale and experience. We believe that successfully executing on our strategy will improve our operations and provide attractive long-term returns to our stockholders. Our strategy is focused on three priorities:

•
Associates. Brookdale’s culture is based on servant leadership, and our associates are the key to attracting and caring for residents and patients and improving our operations. Through this strategic priority, we intend to attract, engage, develop and retain the best associates by maintaining a compelling value proposition in the areas of compensation, leadership, career growth and meaningful work. We continue to execute on our three-year plan initiated in 2017 to invest above the industry to improve our associate total rewards program and our performance management, training and development program for our community leaders and staff. We believe engaged associates lead to an enhanced resident experience and lower turnover, leading to improved operations.

•
Residents, Patients and Their Families. Brookdale continues to be driven by its mission to enrich the lives of those we serve with compassion, respect, excellence and integrity. We believe that earning the trust of our residents, patients and their families will allow us to build relationships that create passionate advocates and generate referrals. Through this strategic priority, we intend to provide excellent customer service and expand referral development programs in order to earn the trust of our customers and the communities in which we operate and ultimately increase our move-ins and reduce our controllable move-outs.

•
Winning Locally and Leveraging Scale Effectively. We intend to win locally while also leveraging our scale. With this priority, we are committed to completing our community-level capital expenditures as planned, maintaining the quality of our communities and their operations, and aligning our sales, marketing and operations teams to drive top line performance. We also are executing on plans to improve our sales process, to prioritize communities with the most opportunities for improvements and to ensure that our communities are ready for new competition.

In the near term, we plan to focus on our operations improvement and the expansion of our healthcare services to residents and seniors living outside of our communities. We also plan to make significant additional near-term investments in our communities, including increased spend attributable to major building infrastructure projects, in order to ensure that our communities are in appropriate physical condition to support our strategy and to protect the value of our community portfolio. We also plan to complete our remaining real estate transactions announced in 2018. This plan includes the terminations of management arrangements on communities that we previously leased or managed on behalf of former unconsolidated ventures and exercising our options to cause terminations of our triple-net lease obligations on communities with annual base rent of up to $35 million. We will also continue to invest in our Program Max initiative through which we expand, renovate, reposition or redevelop selected existing senior living communities.

Over the longer term, we plan to further invest for growth and opportunistically return capital to stockholders while maintaining a strong balance sheet. We plan to explore additional products and services that we may offer to our residents and, where opportunities arise, pursue development, investment and acquisition opportunities such as selective acquisitions of senior living communities and operating companies. Any such activity may be pursued on our own or through venture investments with third parties. In addition, we will continue to evaluate our owned and leased community portfolios for opportunities to better align our communities to our strategy.

We believe that our successful execution on these strategic priorities and our longer-term plans will allow us to achieve our goal to be the first choice in senior living by being the nation’s most trusted and effective senior living provider and employer.

Recent Developments

Portfolio Optimization and Other Transaction Updates

We have significantly reduced the size of our community portfolio following our acquisition of Emeritus Corporation in 2014. Our acquisition of Emeritus had increased our consolidated community portfolio by 493 communities and significantly increased our scale and provided us entry into 10 new states. Following our integration of Emeritus, during 2016 through 2018 we undertook an initiative to optimize our community portfolio under which we disposed of owned and leased communities and restructured leases in order to simplify and streamline our business, increase the quality and durability of our cash flow, improve our liquidity, and reduce our debt and lease leverage. Further, in 2018 we evaluated our owned-community portfolio for opportunities to monetize select high-value communities.

From 2016 through 2018, we disposed of an aggregate of 75 owned communities as a result of these initiatives and other transactions (50 in 2016, 3 in 2017 and 22 in 2018). We also entered into agreements with our largest lessors that restructured a significant portion of our triple-net lease obligations. As a result of the transactions with HCP, Inc. announced in 2016 and 2017 and Ventas, Inc. and Welltower Inc. announced in 2018, as well as other lease expirations and terminations, our triple-net lease obligations on an aggregate of 201 communities were terminated from 2016 to 2018 (7 in 2016, 105 in 2017 and 89 in 2018). During this period we also sold our ownership interests in seven unconsolidated ventures and acquired six communities that we previously leased or managed. As of December 31, 2018, we owned 344 communities, leased 343 communities, managed 18 communities on behalf of unconsolidated ventures, and managed 187 communities on behalf of third parties. The charts below show the foregoing changes in our portfolio from December 31, 2015 to December 31, 2018.

During the year ending December 31, 2019, we expect to close on the dispositions of 13 owned communities classified as held for sale as of December 31, 2018. For the year we also anticipate terminations of our management arrangements with third parties as we transition to new operators our interim management on formerly owned or leased communities and our management on certain former unconsolidated ventures in which we sold our interest. The closings of the various pending and expected transactions are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of the foregoing completed and expected transactions and their impact on our results of operations.

Increased Competitive Pressures

New openings of senior housing communities has subjected the senior housing industry and us to increased competitive pressures in recent years. Data from the National Investment Center for the Seniors Housing & Care Industry ("NIC") shows that industry occupancy began to decrease starting in 2016 as a result of new openings and oversupply. During and since 2016 we have experienced an elevated rate of competitive new openings, with significant new competition opening in several of our markets, which has adversely affected our occupancy, revenues, results of operations and cash flow. We expect the elevated rate of competitive new openings and pressures on our occupancy and rate growth to continue through 2019. Such increased level of new openings, as well as lower levels of unemployment generally, have also contributed to wage pressures and increased competition for community leadership and personnel. We continue to address new competition by focusing on operations with the objective to ensure high customer satisfaction, retain key leadership and actively engage district and regional management in community operations; enhancing our local and national marketing and public relations efforts; and evaluating current community position relative to competition and repositioning if necessary (e.g., services, amenities, programming and price). We also continue to execute on our 3-year plan initiated in 2017 to invest above industry to improve the total rewards program and performance management, training and development program for our community leaders and staff.

Planned Capital Expenditures
During 2018 we completed an intensive review of our community-level capital expenditure needs with a focus on ensuring that our communities are in appropriate physical condition to support our strategy and determining what additional investments are needed to protect the value of our community portfolio. As a result of that review, we have budgeted to make significant additional near-term investments in our communities, a portion of which will be reimbursed by our lessors. In the aggregate, we expect our full-year 2019 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $250 million. For 2019, this includes an increase of approximately $75 million in our community-level capital expenditures relative to 2018, primarily attributable to major building infrastructure projects. We anticipate that our 2019 capital expenditures will be funded from cash on hand, cash flows from operations, and, if necessary, amounts drawn on our secured credit facility. We expect that our 2020 community-level capital expenditures will continue to be elevated relative to 2018, but lower than 2019.

The Senior Living Industry

The senior living industry has undergone dramatic growth in the last twenty years, marked by the emergence of assisted living communities in the mid-1990s, and it remains highly fragmented with numerous local and regional operators. According to NIC data, there were more than 2,300 local and regional senior housing operators as of December 31, 2018, of which more than 90% operated five or fewer communities. We are one of a limited number of large operators that provide a broad range of community locations and service level offerings at varying price levels.

Beginning in 2007, the senior housing industry was affected negatively by the downturn in the general economy, which resulted in a near halt in construction of new communities. The industry experienced a slow recovery in occupancy and rate growth beginning in 2010 according to NIC. In more recent years, as the economy has improved and demographic trends favorable to the industry have drawn nearer, the industry has attracted increased investment resulting in increased construction and development of new senior housing supply. New openings of senior housing communities and oversupply have subjected the senior housing industry to increased competitive pressures in recent years. Data from NIC shows that industry occupancy began to decrease starting in 2016 as a result of new openings and oversupply.

We believe that a number of trends will contribute to the continued growth of the senior living industry in coming years. As a result of scientific and medical breakthroughs over the past 30 years, seniors are living longer. Due to demographic trends, and continuing advances in science, nutrition and healthcare, the senior population will continue to grow, and we expect the demand for senior housing and healthcare services to continue to increase in future years. The primary market of the senior living industry is individuals age 80 and older. According to United States Census data, that group’s population is projected to increase by nearly 50% to a population of 20 million by 2030.

We believe the senior living industry has been and will continue to be impacted by several other trends. Although seniors are living longer, they are experiencing soaring rates of Alzheimer’s and other dementias and the growing burden of chronic diseases and conditions. As a result of increased mobility in society, a reduction of average family size and increased number of two-wage earner couples, families struggle to provide care for seniors and therefore look for alternatives outside of their family for care. There is a growing consumer awareness among seniors and their families concerning the types of services provided by senior living operators, which has further contributed to the demand for senior living services.

Challenges in our industry include increased state and local regulation of the assisted living, memory care and skilled nursing sectors, which has led to an increase in the cost of doing business. The regulatory environment continues to intensify in the number and types of laws and regulations affecting us, accompanied by increased enforcement activity by state and local officials. Like other companies, our financial results may be negatively impacted by increasing salaries, wages and benefits costs for our associates. Increases in the costs of food, utilities, insurance, and real estate taxes may also have a negative impact on our financial results.

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

Competition

The senior living industry is highly competitive. We compete with numerous organizations, including not-for-profit entities, that offer similar communities and services, such as home health care and hospice agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living, assisted living and memory care sectors of the senior living industry are not substantial. Consequently, we may encounter competition that could limit our ability to attract new residents and associates, to retain existing residents and associates, and to raise or maintain resident fees and expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations and cash flows. Our major publicly-traded senior housing competitors are Capital Senior Living Corporation and Five Star Senior Living, Inc. Our major private senior housing competitors include Holiday Retirement, Life Care Services, LLC, and Sunrise Senior Living, LLC, as well as a large number of not-for-profit entities.

Over the long term we plan to evaluate and, where opportunities arise, pursue development, investment and acquisition opportunities such as selective acquisitions of senior living communities and operating companies. The market for acquiring and/or operating senior living communities is highly competitive, and some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. In addition, several publicly-traded and non-traded real estate investment trusts, or REITs, and private equity firms have similar objectives as we do, along with greater financial resources and/or lower costs of capital than we are able to obtain. Partially as a result of tax law changes enacted through RIDEA, we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties, the largest of which are HCP, Inc., Ventas, Inc. and Welltower Inc.

Our History

Brookdale Senior Living Inc. was formed as a Delaware corporation in June 2005 for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc. and Alterra Healthcare Corporation, which had been operating independently since 1986 and 1981, respectively. On November 22, 2005, we completed our initial public offering of common stock, and on July 25, 2006, we acquired American Retirement Corporation, another leading senior living provider that had been operating independently since 1978. On September 1, 2011, we completed the acquisition of Horizon Bay, which was the then-ninth largest operator of senior living communities in the United States. On July 31, 2014, we completed our acquisition by merger of Emeritus Corporation, which was the then-second largest operator of senior living communities in the United States.

Segments

As of December 31, 2018, we had five reportable segments: Independent Living; Assisted Living and Memory Care; CCRCs; Health Care Services; and Management Services. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy and allocating capital resources. Prior to this Annual Report on Form 10-K, we referred to the Independent Living segment as our Retirement Centers segment, the Assisted Living and Memory Care segment as our Assisted Living segment, and the Health Care Services segment as our Brookdale Ancillary Services segment. The name changes had no effect on the underlying methodology related to, or results of operations of, our segments.

Communities that we own or lease are included in the Independent Living, Assisted Living and Memory Care, or CCRC segment, as applicable. The home health, hospice and outpatient therapy services provided to our residents and seniors living outside of our communities are generally included in the Health Care Services segment, while skilled nursing and inpatient healthcare services provided in our skilled nursing units are included in the CCRC segment. Communities that we manage on behalf of third parties or unconsolidated ventures in which we have an ownership interest are included in the Management Services segment. The chart below shows the number of communities and units within each of our senior housing and Management Services segments as of December 31, 2018.

Segments	Communities	Units	% of Total Units	Average Number of Units per Community
Independent Living	68	12,419	14.7%	183
Assisted Living and Memory Care	593	37,500	44.5%	63
CCRCs	26	6,573	7.8%	253
Managed	205	27,787	33.0%	136
Total	892	84,279	100.0%	94

For the year ended December 31, 2018, we generated 81.5% of our resident fee revenue from private pay customers, 15.1% from government reimbursement programs (primarily Medicare) and 3.4% from other payor sources. Approximately 44.7% of our resident fee revenue was generated from owned communities, 42.6% was generated from leased communities and 12.7% was generated from our Health Care Services segment. The chart below shows the percentage of our resident fee and management fee revenue attributable to each of our segments for the year ended December 31, 2018.

Segments	Revenue	% of Total Revenue
Independent Living	$599,977	17.0%
Assisted Living and Memory Care	1,995,851	56.8%
CCRCs	416,408	11.8%
Health Care Services	436,975	12.4%
Management Fees	71,986	2.0%
Total resident fee and management fee revenue	$3,521,197	100.0%

Further operating results and financial metrics from our five segments are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Our Community Offerings

We offer a variety of senior living communities in locations across the United States. The communities we operate and manage consist of independent living, assisted living and memory care communities, and CCRCs. The majority of our units are organized in campus-like settings or stand-alone communities containing multiple service levels.

Independent Living Communities

Our independent living communities are primarily designed for middle to upper income seniors who desire an upscale residential environment providing the highest quality of service. A number of our independent living residents relocate to one of our communities in order to be in a metropolitan area that is closer to their adult children. The majority of our independent living communities consist of both independent and assisted living units in a single community, which allows residents to age-in-place by providing them with a continuum of senior independent and assisted living services. While the number varies depending upon the particular community, as of December 31, 2018 approximately 78.5% of all of the units at our independent living communities were independent living units, with the balance of the units licensed for assisted living and memory care.

Our independent living communities generally are large multi-story buildings averaging 183 units with extensive common areas and amenities. Residents may choose from studio, one-bedroom and two-bedroom units, depending upon the specific community.

Each independent living community provides residents with basic services such as meal service, 24-hour emergency response, housekeeping, concierge services, transportation and recreational activities. Most of these communities also offer custom tailored personal care services at an additional charge, which may include medication reminders, check-in services and escort and companion services.

In addition to the basic services, our independent living communities that include assisted living also provide residents with personal care service options to provide assistance with ADLs. The levels of care provided to residents vary from community to community depending, among other things, upon the licensing requirements and healthcare regulations of the state in which the community is located.

Residents in our independent living communities are able to maintain their residency for an extended period of time due to the range of service options available to residents (not including skilled nursing) as their needs change. Residents with cognitive or physical frailties and higher level service needs are accommodated with supplemental services in their own units or, in certain communities, are cared for in a more structured and supervised environment on a separate wing or floor. These communities also generally have a dedicated assisted living staff and separate assisted living dining rooms and activity areas.

Assisted Living and Memory Care Communities

Our assisted living and memory care communities offer housing and 24-hour assistance with ADLs to mid-acuity frail and elderly residents. Residents typically enter an assisted living or memory care community due to a relatively immediate need for services that may have been triggered by a medical event. Our assisted living and memory care communities include both freestanding, multi-story communities with more than 50 beds, and smaller, freestanding single story communities. Depending upon the specific location, the community may include (i) private studio, one-bedroom and one-bedroom deluxe apartments, or (ii) individual rooms for one or two residents in wings or "neighborhoods" scaled to a single-family home, which includes a living room, dining room, patio or enclosed porch, laundry room and personal care area, as well as a caregiver work station.

We also provide memory care services at freestanding memory care communities that are specially designed for residents with Alzheimer's and other dementias. Our freestanding memory care communities have approximately 20 to 70 beds and some are part of a campus-like setting which includes a freestanding assisted living community. As of December 31, 2018, we provide memory care services at 462 of our communities, aggregating 11,860 memory care units across our segments. These communities include 115 freestanding memory care communities with 4,473 units included in our Assisted Living and Memory Care segment.

All residents at our assisted living and memory care communities are eligible to receive the basic care level, which includes ongoing health assessments, three meals per day and snacks, coordination of special diets planned by a registered dietitian, assistance with coordination of physician care, social and recreational activities, housekeeping and personal laundry services. In some locations we offer our residents exercise programs and programs designed to address issues associated with early stages of Alzheimer's and other dementias. In addition, we offer at additional cost, higher levels of personal care services to residents at these communities who are very physically frail or who require more frequent or intensive physical assistance or increased personal care and supervision due to cognitive impairments.

As a result of their progressive decline in cognitive abilities, residents at our memory care units typically require higher levels of personal care and services than in assisted living and therefore pay higher monthly service fees. Specialized services include assistance with ADLs, behavior management and an activities program, the goal of which is to provide a normalized environment that supports residents' remaining functional abilities.

CCRCs

Our CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of our CCRCs have independent living, assisted living and skilled nursing available on one campus or within the immediate market, and some also include Alzheimer's and dementia care services. Our CCRC residents are generally senior citizens who are seeking a community that offers a continuum of care so that they can age-in-place. These residents generally first enter the community as a resident of an independent living unit and may later move into an assisted living or skilled nursing area as their needs change.

Seventeen of our CCRCs, of which 16 are included in the Management Services segment, allow for residents in the independent living units to pay a one-time upfront entrance fee, typically $100,000 to $400,000, which is partially refundable in certain circumstances. We refer to these communities as entry fee CCRCs. The amount of the entrance fee varies depending upon the type and size of the dwelling unit, the type of contract plan selected, whether the contract contains a lifecare benefit (i.e., a healthcare discount) for the resident, the amount and timing of the refund, and other variables. These agreements are subject to regulations in various states. Residents under all of our entrance fee agreements also pay a monthly service fee, which entitles them to the use of certain amenities and services. Since entrance fees are paid upon initial occupancy, the monthly fees are generally less than fees at a comparable rental community. The refundable portion of a resident's entrance fee is generally refundable within a certain number of months or days following contract termination or upon the resale of the unit, or in some agreements, upon the resale of a comparable unit or 12 months after the resident vacates the unit. Some entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit upon resale.

Our Healthcare Services Offerings

Through our Health Care Services segment we currently provide home health, hospice and outpatient therapy services, as well as education and wellness programs, to residents of many of our communities and to seniors living outside of our communities. As of December 31, 2018, our Health Care Services segment platform included networks in 28 states with the ability to provide home health services to approximately 60% of our units, hospice services to approximately 20% of our units, and outpatient therapy to approximately 15% of our units. Skilled nursing and inpatient healthcare services provided in our skilled nursing units are included in the CCRC segment. During the year ended 2018, we generated approximately 55% of our Health Care Services segment revenue from residents at our communities and approximately 45% from our patients outside our communities.

The home health services we provide include skilled nursing, physical therapy, occupational therapy, speech language pathology, home health aide services, and social services as needed. Our hospice services include clinical and skilled care, as well as spiritual and emotional counseling. Our outpatient therapy services include physical therapy, occupational therapy and speech language pathology services and other specialized therapy. The majority of our home health, hospice and outpatient therapy services are reimbursed by government reimbursement programs, primarily Medicare, and non-covered services are paid directly by residents from private pay sources. Our education and wellness programs focus on wellness and physical fitness to allow residents to maintain maximum independence. These services provide many continuing education opportunities for seniors and their families through health fairs, seminars, and other consultative interactions. We believe that our integrated healthcare services offerings are unique among senior housing operators and that we have a significant advantage over our senior housing competitors with respect to providing such services because of our established infrastructure, scale and experience.

Management Services

As of December 31, 2018, we managed 18 communities on behalf of unconsolidated ventures and 187 communities on behalf of third parties, which represented approximately 33.0% of our senior housing capacity. The chart below shows the type and number of communities and units contained in our Management Services segment as of December 31, 2018 and the percentage of our management fee revenue attributable to such communities for the year ended December 31, 2018.

Community Type	Communities	Units	% of Total Units	Management Fees	% of Total Management Fees
Independent Living	31	5,434	19.5%	11,538	16.0%
Assisted Living and Memory Care	134	10,907	39.3%	25,119	34.9%
CCRCs	40	11,446	41.2%	35,329	49.1%
Total	205	27,787	100.0%	71,986	100.0%

Under our management arrangements, we receive management fees, which are generally determined by an agreed upon percentage of gross revenues (as defined in the management arrangement), as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners. A majority of our management arrangements as of December 31, 2018 are interim management arrangements entered into in connection with prior lease terminations that may be terminated by either party on short notice and without any reason, have a remaining term of approximately one year or less, or may be terminated by the owner within the next approximately one-year or less. Generally either party to our management arrangements may terminate upon the occurrence of an event of default caused by the other party, generally subject to cure rights. Several long-term agreements also provide for early termination rights of the owner which may in some cases require an early termination fee. In some cases, subject to our cure rights, if any, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if we do not satisfy certain designated performance thresholds or if the community is sold to an unrelated third party. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same owner or its affiliates. Certain of our management agreements, both with unconsolidated ventures and with entities owned by third parties, provide that an event of default under the debt instruments applicable to the ventures or the entities owned by third parties that is caused by us may also be considered an event of default by us under the relevant management agreement, giving the non-Brookdale party to the management agreement the right to pursue the remedies provided for in the management agreement, potentially including termination of the management agreement. Further, in the event of default on a loan, the lender may have the ability to terminate us as manager. With respect to communities held in unconsolidated ventures, the management agreement generally may be terminated in connection with the sale by the venture partner of its interest in the venture or the sale of properties by the venture. Termination, early or otherwise, or non-renewal of, or renewal on less-favorable terms, of our management arrangements could cause an unexpected loss in revenues and would negatively impact our results of operations and cash flows.

Approximately 50 of our management arrangements as of December 31, 2018 are interim in nature and were entered into with respect to communities for which leases have been terminated or sales of owned communities. We may enter into such arrangements in connection with future lease terminations or sales of owned communities. Pursuant to these arrangements, we have agreed to manage such formerly-leased or formerly-owned communities until the communities have been transitioned to new managers. Generally either party may terminate these interim management arrangements on short notice and for any reason, and we expect most of the arrangements as of December 31, 2018 to be terminated during 2019.

During the year ended December 31, 2018, approximately 60.7% of our management fees revenue was derived from services provided to unconsolidated ventures in which HCP, Inc. held an interest, including 29.8% of our management fees revenue derived from services provided to our unconsolidated CCRC venture in which we share control with HCP, Inc.

Competitive Strengths

We believe our national network of senior living communities and healthcare services networks are well positioned to benefit from the future growth and increasing demand in the industry. Some of our most significant competitive strengths are:

•
Skilled management team with extensive experience. Our senior management team and our Board of Directors have extensive experience in the senior living, healthcare and real estate industries, including the operation and management of a broad range of senior living assets.

•
Geographically diverse, high-quality, purpose-built communities. As of December 31, 2018, we are the largest operator of senior living communities in the United States based on total capacity, with 892 communities in 45 states and the ability to serve approximately 84,000 residents.

•
Ability to provide a broad spectrum of care. Given our diverse mix of independent living, assisted living and memory care communities and CCRCs, as well as our healthcare services offerings, we are able to meet a wide range of our residents’ and patients’ needs. We believe that we are one of the few companies in the senior living industry with this capability and the only company that does so at scale on a national basis. We believe that our multiple product offerings create marketing synergies and cross-selling opportunities.

•
The size of our business allows us to realize cost and operating efficiencies while continuing a local-community focus. The size of our business allows us to realize cost savings, economies of scale in the procurement of goods and services, and access to favorable debt and financing terms. Our scale also allows us to achieve increased efficiencies with respect to various corporate functions. We negotiate contracts for food, insurance and other goods and services with the advantages that scale provides. In addition, we leverage our centralized corporate functions such as finance, human resources, legal, information technology and marketing. We intend to utilize our expertise and size to capitalize on economies of scale resulting from our national platform and to enhance our residents’ and patients’ experiences. We believe that our geographic footprint and centralized infrastructure provide us with a significant operational advantage over local and regional operators of senior living communities.

•
Significant experience in providing healthcare services. Through our Health Care Services segment, we provide a range of home health, hospice, outpatient therapy, education, wellness and other services to residents of certain of our communities and to seniors outside our communities, which we believe is a distinct competitive difference among senior housing operators. We have significant experience in providing these services and expect to receive additional revenues as we expand our offerings of these services to additional residents and seniors living outside of our communities.

Seasonality

Our seniors housing business has typically experienced some seasonality, which we experience in certain regions more than others, due to weather patterns, geography and higher incidence and severity of flu and other illnesses during winter months. Although our seasonal pattern varies from year to year, our average monthly occupancy generally begins to decline sequentially during the fourth quarter of the year, and we generally expect average monthly occupancy to begin to increase towards the end of the second quarter each year.

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

Consolidated Corporate Operations Support

We have developed a centralized support infrastructure and services platform, which provides us with a significant operational advantage over local and regional operators of senior living communities. The size of our business also allows us to achieve increased efficiencies with respect to various corporate functions such as procurement, human resources, finance, accounting, legal, information technology and marketing. We are also able to realize cost efficiencies in the purchasing of food, supplies, insurance, benefits, and other goods and services. In addition, we have established centralized operations groups to support all of our product lines and communities in areas such as training, regulatory affairs, asset management, dining and procurement. We have also established company-wide policies and procedures relating to, among other things: resident care; community design and community operations; billing and collections; accounts payable; finance and accounting; risk management; development of employee training materials and programs; marketing activities; the hiring and training of management and other community-based personnel; compliance with applicable local and state regulatory requirements; and implementation of our acquisition, development and leasing plans.

Community Staffing and Training

Each community has an Executive Director responsible for the overall day-to-day operations of the community, including quality of care and service, social services and financial performance. Each Executive Director receives specialized training from us. In addition, a portion of each Executive Director's compensation is directly tied to the operating performance of the community and key care and service quality measures. We continue to take actions intended to simplify the role of our Executive Directors to allow them to focus on our residents and their families and our associates. We believe that the quality of our communities, coupled with our competitive compensation philosophy and our ability to provide industry-leading systems and training, has enabled us to attract high-quality, professional community Executive Directors.

Depending upon the size of the community, each Executive Director is supported by key leaders, a Health and Wellness Director (or nursing director) and/or a Sales Director. The Health and Wellness Director or nursing director is directly responsible for day-to-day care of residents. The Sales Director oversees the community’s sales, marketing and community outreach programs. Other key positions supporting each community may include individuals responsible for food service, healthcare services, activities, housekeeping, and maintenance.

We believe that quality of care and operating efficiency can be maximized by direct resident and staff contact. Employees involved in resident care, including the administrative staff, are trained in the support and care needs of the residents and emergency response techniques. We have adopted formal training and evaluation procedures to help ensure quality care for our residents. We have extensive policy and procedure manuals and hold regular training sessions for management and staff at each site.

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

Marketing and Sales

Our marketing efforts are intended to create awareness of our Brookdale brand and services to motivate individuals interested in senior living to visit our communities. We target a variety of constituents who have a role in the decision-making process for senior housing and our healthcare services, including potential residents, their family members and referral sources, including the medical community (hospital discharge planners, physicians, skilled nursing facilities, home health agencies and social workers), professional organizations, employer groups, clergy, area agencies for the elderly, and paid referral organizations. Our marketing staff develops overall strategies for promoting our communities at the local and national level and monitors the success of our multi-layered marketing efforts, including local media and outreach programs, internet advertising, social media, print advertising, e-mail, direct mail, signage and special events, such as health fairs and community receptions. We utilize contact centers and the Brookdale website to handle hundreds of thousands of customer inquiries to schedule visits directly to our communities. Certain resident referral programs have been established and promoted at many communities within the limitations of federal and state laws.

We will continue to leverage our brand recognition while pursuing a multi-layered marketing approach. We have a Network Selling methodology, aimed at optimizing the customer experience as they consider the many options and care levels that we provide within the markets we serve. With our selling model, sales associates are organized to support communities directly as well as coordinate the sales efforts of multiple communities where we have density within markets. Additionally, we have segmented our communities to optimize levels of price, service offerings, amenities and programs offered based on local demand and supply so that we can create differentiated value to meet the needs of our customers.

Employees

As of December 31, 2018, we had approximately 43,200 full-time employees and approximately 22,200 part-time employees, of which approximately 560 work in our Brentwood, Tennessee headquarters office and approximately 570 work in our Milwaukee, Wisconsin office. We currently consider our relationship with our employees to be good. During 2018 we eliminated our smaller regional support offices.

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

Many senior living communities are also subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state, these requirements may address, among others, the following: personnel education, training and records; community services; staffing; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; emergency power generator requirements; professional licensing and certification of staff; and resident rights and responsibilities. In several of the states there are different levels of care that can be provided based on the level of licensure. In several of the states in which we operate or intend to operate, assisted living and memory care communities, home health agencies and/or skilled nursing facilities require a certificate of need before the community or agency can be opened or the services at an existing community can be expanded. Senior living communities may also be subject to state and/or local building, zoning, fire and food service codes and must be in compliance with these local codes before licensing or certification may be granted. These laws and regulatory requirements could affect our ability to expand into new markets and to expand our services and communities in existing markets.

Unannounced surveys or inspections may occur annually or bi-annually, or following a regulator's receipt of a complaint about the provider. From time to time in the ordinary course of business, we receive survey reports from state regulatory bodies resulting from such inspections or surveys. Most inspection deficiencies are resolved through a plan of corrective action relating to the community's operations, but the reviewing agency may have the authority to take further action against a licensed or certified community or agency, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal reimbursement programs or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license may also cause us to default under our debt and lease documents and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the providers' or facilities' history of compliance. We may also expend considerable resources to respond to federal and state investigations or other enforcement action under applicable laws or regulations. To date, none of the deficiency reports received by us has resulted in a suspension, fine or other disposition that has had a material adverse effect on our revenues. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole. In addition, states Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living and memory care even if the community or any of its residents do not receive federal or state funds.

Regulation of the senior living industry is evolving at least partly because of the growing interests of a variety of advocacy organizations and political movements attempting to standardize regulations for certain segments of the industry, particularly assisted living and memory care. Our operations could suffer if future regulatory developments, such as federal assisted living and memory care laws and regulations, as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials or increase the number of citations that can result in civil or criminal penalties. Certain current state laws and regulations allow enforcement officials to make determinations on whether the care provided by one or more of our communities exceeds the level of care for which the community is licensed. Furthermore, certain states may allow citations in one community to impact other communities in the state. Revocation or suspension of a license, or a citation, at a given community could therefore impact our ability to obtain new licenses or to renew existing licenses at other communities, which may also cause us to be in default under our loan or lease agreements and trigger cross-defaults or may also trigger defaults under certain of our credit agreements, or adversely affect our ability to operate and/or obtain financing in the future. If a state were to find that one community's citation will impact another of our communities, this will also increase costs and result in increased surveillance by the state survey agency. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the enforcement of existing rules, including increased enforcement brought about by advocacy groups, in addition to federal and state regulators, our operations could be adversely affected. Any adverse finding by survey and inspection officials may serve as the basis for false claims lawsuits by private plaintiffs and may lead to investigations under federal and state laws, which may result in civil and/or criminal penalties against the community or individual.

There are various extremely complex federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers, including those in the senior living industry, and governmental agencies are devoting increasing attention and resources to such anti-fraud initiatives. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Balanced Budget Act of 1997 expanded the penalties for healthcare fraud. With respect to our participation in federal healthcare reimbursement programs, the government or private individuals acting on behalf of the government may bring an action under the False Claims Act alleging that a healthcare provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties. The False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government's recovery. Because of these incentives, so-called "whistleblower" suits have become more frequent.

Additionally, since we operate communities that participate in federal and/or state healthcare reimbursement programs, we are subject to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent or are for items or services that were not provided as claimed. Similar state laws vary from state to state. Violation of any of these laws can result in loss of licensure, citations, sanctions and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, or termination of participation in Medicare and Medicaid programs, which may also cause us to default under our debt and lease documents and/or trigger cross-defaults.

We are also subject to certain federal and state laws that regulate financial arrangements by healthcare providers, such as the Federal Anti-Kickback Law, the Stark laws and certain state referral laws. The Federal Anti-Kickback Law makes it unlawful for any person to offer or pay (or to solicit or receive) "any remuneration ... directly or indirectly, overtly or covertly, in cash or in kind" for referring or recommending for purchase any item or service which is eligible for payment under the Medicare and/or Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between healthcare providers and sources of patient referral. If we were to violate the Federal Anti-Kickback Law, we may face criminal penalties and civil sanctions, including fines and possible exclusion from government reimbursement programs, which may also cause us to default under our leases and loan agreements and/or trigger cross-defaults. Adverse consequences may also result if we violate federal Stark laws related to certain Medicare and Medicaid physician referrals. While we endeavor to comply with all laws that regulate the licensure and operation of our senior living communities, it is difficult to predict how our revenues could be affected if we were subject to an action alleging such violations.

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

Medicare and Medicaid Programs

We rely on reimbursement from government programs, including the Medicare program and, to a lesser extent, Medicaid programs, for a portion of our revenues. Reimbursements from Medicare and Medicaid represented 12.4% and 2.7%, respectively, of our total resident fee revenues for the year ended December 31, 2018. During the period, Medicare reimbursements represented 81.7% of our Health Care Services segment revenue, and Medicare and Medicaid reimbursements represented 20.9% of our CCRCs segment revenue.

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. We receive revenue for our home health, hospice, skilled nursing and outpatient therapy services from Medicare. Medicaid is a medical assistance program administered by each state, funded with federal and state funds pursuant to which healthcare benefits are available to certain indigent or disabled patients. We receive reimbursements under Medicaid (including state Medicaid waiver programs) for many of our assisted living and memory care communities.

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

Medicaid reimbursement rates for many of our assisted living and memory care communities also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, those adjustments may not reflect actual increases of the cost of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments.

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

The Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act

To help fund the expansion of healthcare coverage to previously uninsured people, the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), which became law in 2010, provides for certain reforms to the healthcare delivery and payment system aimed at increasing quality and reducing costs.
As it relates to our business, the Affordable Care Act provides for reductions to the annual market basket payment updates for home health and hospice agencies and additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for skilled nursing facilities (beginning in federal fiscal year 2012), hospice agencies (beginning in federal fiscal year 2013), and home health agencies (beginning in federal fiscal year 2015). These reductions have, and could in the future, result in lower reimbursement than the previous year. The Affordable Care Act also provides for new transparency, reporting, and certification requirements for skilled nursing facilities.

Furthermore, the Affordable Care Act mandates changes to home health and hospice benefits under Medicare. For home health, the Affordable Care Act mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal fiscal year 2014 that was phased-in over a four-year period, a reduction in the outlier cap, and reinstatement of a 3% add-on payment for home health services delivered to residents in rural areas on or after April 1, 2010 and before January 1, 2016. The Affordable Care Act also requires the Secretary of HHS to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services, and post-acute care services, which would include home health. The Affordable Care Act further directed the Secretary of HHS to rebase payments for home health, which resulted in a decrease in home health reimbursement that began in 2014 and was phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate costs and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and to provide a report to Congress.

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

The Improving Medicare Post-Acute Care Transformation Act of 2014

The Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”), which became law in 2014, requires standardized assessment data for quality improvement, payment, and discharge planning purposes across the spectrum of post-acute care, including home health, hospice and skilled nursing. The IMPACT Act will require such agencies and facilities to begin reporting standardized patient assessment data, new quality measures, and resource use measures. Failure to report such data when required would subject an agency or facility to a two percent reduction in market basket prices then in effect. The IMPACT Act further requires HHS and MedPAC to study, and report to Congress by 2022 regarding alternative post-acute care payment models, including payment based upon individual patient characteristics and not care setting. The IMPACT Act also includes provisions impacting Medicare-certified hospices, including increasing survey frequency to once every 36 months, imposing a medical review process for facilities with a high percentage of stays in excess of 180 days, and updating the annual aggregate Medicare payment cap.

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

Home Health Claim Review Demonstrations

In 2016, CMS announced that it would implement a 3-year Medicare pre-claim review demonstration for home health services in the states of Illinois, Florida, Texas, Michigan and Massachusetts. The pre-claim review is a process through which a request for provisional affirmation of coverage is submitted for review before a final claim is submitted for payment. CMS began the pre-

claim review demonstration in Illinois in August 2016, which CMS paused in April 2017. The pre-claim review demonstration resulted in increased administrative costs and reimbursement delays for our Illinois home health agency. In December 2018, CMS indicated it was continuing the process for obtaining approval under the Paperwork Reduction Act of a 5-year Medicare claim review demonstration for Illinois, which would be further expanded to Florida, Texas, North Carolina and Ohio. Under this Review Choice Demonstration as currently proposed, providers would have an initial choice of three options for review: pre-claim review, post-payment review, or minimal post-payment review with a 25% payment reduction for all home health services. We derive a significant portion of our home health revenue from these states. If implemented, the claim review demonstrations could adversely affect our revenue, results of operations and cash flows.

Home Health Value-Based Purchasing

On January 1, 2016, CMS implemented Home Health Value-Based Purchasing ("HHVBP"). The HHVBP model was designed to give Medicare certified home health agencies incentives or penalties, through payment bonuses, to give higher quality and more efficient care. HHVBP was rolled out to nine pilot states: Arizona, Florida, Iowa, Maryland, Massachusetts, Nebraska, North Carolina, Tennessee and Washington, six of which Brookdale currently has home health operations. Bonuses and penalties began in 2018 with the maximum of plus or minus 3% and are scheduled to grow to plus or minus 8% by 2022. Payment adjustments are calculated based on performance in 20 measures which include current Quality of Patient Care and Patient Satisfaction star measures, as well as measures based on submission of data to a CMS web portal.

The Bipartisan Budget Act of 2018

The Bipartisan Budget Act of 2018 (the “BBA”), enacted in February 2018, includes several provisions impacting Medicare reimbursement to home health, hospice, and outpatient therapy providers. With respect to home health providers, the BBA (1) will base payment on a 30-day episode of care beginning January 1, 2020, coupled with annual determinations by CMS to ensure budget neutrality (including taking into account provider behavior), (2) will eliminate retroactive payment adjustments based upon the level of therapy services required beginning January 1, 2020, (3) extends the 3% add-on payment for home health services provided to residents in rural areas beginning January 1, 2018, coupled with a reduction and phase out of such add-on payment over the following four fiscal years, and (4) will establish a market basket update of 1.5% for the year beginning January 1, 2020. With respect to hospice providers, the BBA establishes a new payment policy related to early discharges to hospice care from hospitals. This policy imposed a financial penalty on hospitals for each early discharge to hospice care beginning October 1, 2018. With respect to outpatient therapy providers, the BBA permanently repeals the Medicare Part B outpatient therapy cap effective January 1, 2018 and continues the targeted medical review process with a reduction of the applicable threshold triggering such review to $3,000 effective January 1, 2018.

CMS Final Rule 1689-FC for Medicare Home Health Prospective Payment

In July 2018, CMS issued proposed payment changes for Medicare home health providers for 2019 and 2020. For 2019, CMS estimates that the net impact of the payment provisions of the proposed changes will result in an increase of 2.2% in reimbursement to home health providers and finalizes the methodology used to determine the rural add-on payment for 2019 through 2022 as well as regulations text changes regarding certifying and recertifying patient eligibility for Medicare home health services and remote patient monitoring. Additionally, the proposed rule includes changes to the home health prospective payment system ("HHPPS") case-mix adjustment methodology through the use of a new Patient-Driven Grouping Model ("PDGM") for home health payments. This change is proposed to be implemented January 1, 2020 and also includes a change in the unit of payment from 60-day episodes of care to 30-day episodes of care.

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

Available Information

Information regarding our community and service offerings can be found at our web site, www.brookdale.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports are available free of charge through our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, at the following address: www.brookdale.com/investor. The information within, or that can be accessed through, our web site addresses is not part of this report.

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of our Audit, Compensation, Investment and Nominating and Corporate Governance Committees on our web site at www.brookdale.com/investor. Our Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our President and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer is also available on our web site.

Item 1A.	Risk Factors.

Risks Related to Our Business and Industry

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

Changes in the reimbursement rates or methods or timing of payment from government reimbursement programs, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our senior living and healthcare services could adversely affect our revenues, results of operations and cash flow.

We rely on reimbursement from government programs, including Medicare and Medicaid, for a portion of our revenues, and we cannot provide assurance that reimbursement levels will not decrease in the future, which could adversely affect our revenues, results of operations and cash flow. Reimbursements from Medicare and Medicaid represented 12.4% and 2.7%, respectively, of our total resident fee revenues for the year ended December 31, 2018. During such period, Medicare reimbursements represented 81.7% of our Health Care Services segment revenue, and Medicare and Medicaid reimbursements represented 20.9% of our CCRC segment revenue. See “Item 1. Business-Government Regulation” for more information regarding these programs, including the impact of recent legislation on such programs.

Congress continues to discuss medical spending reduction measures, leading to a high degree of uncertainty regarding potential reforms to government reimbursement programs, including Medicare and Medicaid. These discussions, along with other recent reforms and continuing efforts to reform government reimbursement programs, both as part of the Affordable Care Act and otherwise, could result in major changes in the healthcare delivery and reimbursement systems on both the national and state levels. Weak economic conditions also could adversely affect federal and state budgets, which could result in attempts to reduce or eliminate payments for federal and state reimbursement programs, including Medicare and Medicaid.

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

The impact of ongoing healthcare reform efforts on our business cannot accurately be predicted.

The healthcare industry in the United States is subject to fundamental changes due to ongoing healthcare reform efforts and related political, economic and regulatory influences. Notably, the Affordable Care Act resulted in expanded healthcare coverage to millions of previously uninsured people beginning in 2014 and has resulted in significant changes to the United States healthcare system. To help fund this expansion, the Affordable Care Act outlines certain reductions for Medicare reimbursed services, including skilled nursing, home health, hospice and outpatient therapy services, as well as certain other changes to Medicare payment methodologies. This comprehensive healthcare legislation has resulted and will continue to result in extensive rulemaking by regulatory authorities, and also may be altered, amended, repealed or replaced. It is difficult to predict the full impact of the Affordable Care Act due to the complexity of the law and implementing regulations, as well our inability to foresee how CMS and other participants in the healthcare industry will respond to the choices available to them under the law. We also cannot accurately predict whether any new or pending legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business. Similarly, while we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect us and the manner in which we are reimbursed by the federal reimbursement programs, we cannot accurately predict today the impact of those regulations on our business. The provisions of the legislation and other regulations implementing the provisions of the Affordable Care Act or any amended or replacement legislation may increase our costs, adversely affect our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.

In addition to its impact on the delivery and payment for healthcare, the Affordable Care Act and the implementing regulations have resulted and may continue to result in increases to our costs to provide healthcare benefits to our employees. We also may be required to make additional employee-related changes to our business as a result of provisions in the Affordable Care Act or any amended or replacement legislation impacting the provision of health insurance by employers, which could result in additional expense and adversely affect our results of operations and cash flow.

Continued new senior housing construction and development, and increased competition, has had and may continue to have an adverse effect on our occupancy, revenues, results of operations and cash flow.

The senior living industry is highly competitive. We compete with numerous organizations, including not-for-profit entities, that offer similar communities and services, such as home health care and hospice agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living, assisted living and memory care sectors of the senior living industry are not substantial. In addition, over the last several years there has been an increase in the construction of new senior housing communities as the industry has attracted increased investment. During and since 2016 we have experienced an elevated rate of competitive new openings, with significant new competition opening in several of our markets, which has adversely affected our occupancy, revenues, results of operations and cash flow. We expect the elevated rate of competitive new openings and pressures on our occupancy and rate growth to continue through 2019, although we cannot provide assurance that these will subside according to our expectations since the senior living industry may become more competitive in the future. Such new competition that we have encountered or may encounter could limit our ability to attract new residents and associates, to retain existing residents and associates, and to raise or maintain resident fees or expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations and cash flow.

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

As of December 31, 2018, we had two principal corporate-level debt obligations: our secured revolving credit facility providing commitments of $250 million and our separate unsecured letter of credit facility providing for up to $66.2 million of letters of credit. We also had $3.5 billion principal amount of mortgage financing outstanding as of such date. If we are unable to extend or refinance any of these facilities or other debt prior to their scheduled maturity dates, our liquidity and financial condition could be adversely impacted. In addition, even if we are able to extend or refinance our maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

In addition, we are heavily dependent on mortgage financing provided by Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac), which are currently operating under a conservatorship begun in 2008 and conducting business under the direction of the Federal Housing Finance Agency. Reform efforts related to Fannie Mae and Freddie Mac may make such financing sources less available or unavailable in the future and may cause us to seek alternative sources of potentially less attractive financing. There can be no assurance that such alternative sources will be available.

A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital, including through the issuance of common stock. Disruptions in the financial markets could have an adverse effect on us and our business. If we are not able to obtain additional financing on favorable terms, we also may have to forego, delay or abandon some or all of our planned capital expenditures or any development, investment or acquisition opportunities that we identify, which could adversely affect our revenues, results of operations and cash flow.

General economic factors could adversely affect our financial performance and other aspects of our business.

General economic conditions, such as inflation, the consumer price index, commodity costs, fuel and other energy costs, costs of salaries, wages, benefits and insurance, interest rates, and tax rates, affect our facility operating, facility lease, general and administrative and other expenses, and we have no control or limited ability to control such factors. In addition, current global economic conditions and uncertainties, the potential for failures or realignments of financial institutions, and the related impact on available credit may affect us and our business partners, landlords, counterparties and residents or prospective residents in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk that certain of our business partners, landlords or counterparties would be unable to fulfill their obligations to us, and other impacts which we are unable to fully anticipate.

If we are unable to generate sufficient cash flow to cover required interest and lease payments, this could result in defaults of the related debt or leases and cross-defaults under our other debt or lease documents, which would adversely affect our capital structure, financial condition, results of operations and cash flow.

We have significant indebtedness and lease obligations, and we intend to continue financing our communities through mortgage financing, long-term leases and other types of financing, including borrowings under our revolving line of credit and future credit facilities we may obtain. In addition, our required lease payments are generally subject to an escalator that is either fixed or tied to changes in leased property revenue or the consumer price index. We cannot give any assurance that we will generate sufficient cash flow from operations to cover required interest, principal and lease payments. Any non-payment or other default under our financing arrangements could, subject to cure provisions, cause the lender to foreclose upon the community or communities securing such indebtedness or, in the case of a lease, cause the lessor to terminate the lease, each with a consequent loss of revenue and asset value to us. Furthermore, in some cases, indebtedness is secured by both a mortgage on a community (or communities) and a guaranty by us and/or one or more of our subsidiaries. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable, and requiring the respective guarantor to fulfill its obligations to make such payments. The realization of any of these scenarios would have an adverse effect on our financial condition and capital structure. Additionally, a foreclosure on any of our properties could cause us to recognize taxable income, even if we did not receive any cash proceeds in connection with such foreclosure. Further, because many of our outstanding debt and lease documents contain cross-default and cross-collateralization provisions, a default by us related to one community could affect a significant number of our other communities and their corresponding financing arrangements and leases. In the event of such a default, we may not be able to obtain a waiver from the lender or lessor on terms acceptable or favorable to us, or at all, which would have a negative impact on our capital structure and financial condition.

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

•
Increases in our outstanding indebtedness, leverage and long-term lease obligations will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

•
Increases in our outstanding indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures, expansions, repositionings, new developments, acquisitions, general corporate and other purposes; and

•	Our ability to pay dividends to our stockholders (should we initiate dividend payments in the future) may be limited.

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

The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio could result in a default on the entire master lease portfolio.

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

Lease obligations and mortgage debt expose us to increased risk of loss of property, which could harm our ability to generate future revenues and could have an adverse tax effect.

Lease obligations and mortgage debt increase our risk of loss because defaults on leases or indebtedness secured by properties may result in lease terminations by lessors and foreclosure actions by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could negatively impact our results of operations and cash flow. Further, because many of our outstanding debt and lease documents contain cross-default and cross-collateralization provisions, a default by us related to one community could affect a significant number of our other communities and their corresponding financing arrangements and leases.

In addition, our leases generally provide for renewal or extension options and, in certain cases, purchase options. These options typically are based upon prescribed formulas but, in certain cases, may be at fair market value. We expect to renew, extend or exercise purchase options with respect to our leases in the normal course of business; however, there can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal, extension or purchase options. Furthermore, the terms of any such options that are based on fair market value are inherently uncertain and could be unacceptable or unfavorable to us depending on the circumstances at the time of exercise. If we are not able to renew or extend our existing leases, or purchase the communities subject to such leases, at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, results of operations and cash flow could be adversely affected.

Increases in market interest rates could significantly increase the costs of our debt obligations, which could adversely affect our results of operations and cash flow.

Our variable-rate debt obligations and any such obligations incurred in the future expose us to interest rate risk. Although we have interest rate cap agreements in place for a majority of our variable-rate debt, these agreements only limit our exposure to increases in interest rates above certain levels and generally must be renewed every two to three years. Increases in prevailing interest rates will increase our payment obligations on our existing variable-rate obligations to the extent they are un-hedged and may increase our future borrowing and hedging costs, which would negatively impact our results of operations and cash flow.

Increased competition for, or a shortage of, personnel, and wage pressures resulting from increased competition, low unemployment levels, minimum wage increases, changes in overtime laws, and union activity may have an adverse effect on our business, results of operations and cash flow.

Our success depends on our ability to retain and attract qualified management and other personnel who are responsible for the day-to-day operations of each of our communities. Each community has an Executive Director responsible for the overall day-to-day operations of the community, including quality of care and service, social services and financial performance. Depending upon the size of the community, each Executive Director is supported by key leaders, a Health and Wellness Director (or nursing director) and/or a Sales Director. The Health and Wellness Director or nursing director is directly responsible for day-to-day care of residents. The Sales Director oversees the community’s sales, marketing and community outreach programs. Other key positions supporting each community may include individuals responsible for food service, healthcare services, activities, housekeeping, and maintenance.

We compete with various healthcare service providers, other senior living providers and hospitality and food services companies in retaining and attracting qualified personnel. Increased competition for, or a shortage of, nurses, therapists or other personnel, low levels of unemployment, or general inflationary pressures have required and may require in the future that we enhance our pay and benefits package to compete effectively for such personnel. In addition, we have experienced and may continue to experience wage pressures due to minimum wage increases mandated by state and local laws and the proposed increase to the salary thresholds for overtime exemptions under the Fair Labor Standards Act, which the Department of Labor is currently contemplating. It is unclear what rule changes the Department of Labor will adopt. If such rule changes result in higher operating costs, we may not be able to offset the added costs resulting from competitive, inflationary or regulatory pressures by increasing the rates we charge to our residents or our service charges, which would negatively impact our results of operations and cash flow.

Turnover rates of our personnel and the magnitude of the shortage of nurses, therapists or other personnel varies substantially from market to market. If we fail to attract and retain qualified personnel, our ability to conduct our business operations effectively, our overall operating results and cash flow could be harmed.

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

Failure to maintain the security and functionality of our information systems, or to prevent a cybersecurity attack or breach, could adversely affect our business, reputation and relationships with our residents, patients and employees and subject us to remediation costs, government inquiries and liabilities under data and consumer protection laws, any of which could materially and adversely impact our revenues, results of operations, cash flow and liquidity.

We are dependent on the proper function and availability of our information systems, including hardware, software, applications and electronic data storage, to store, process and transmit our business information, including proprietary business information and personally identifiable information of our residents, patients and employees. Though we have taken steps to protect the cybersecurity and physical security of our information systems, there can be no assurance that our security measures and disaster recovery plan will prevent damage to, or interruption or breach of, our information systems.

Because the techniques used to obtain unauthorized access to systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, components of our information systems that we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security or functionality of our information systems. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees or contractors such as email phishing attacks. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our cybersecurity or to investigate and remediate any cybersecurity vulnerabilities, attacks or incidents.

In addition, we rely on software support of third parties to secure and maintain our information systems. Our inability, or the inability of these third parties, to continue to maintain and upgrade our information systems could disrupt or reduce the efficiency of our operations. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations.

Failure to maintain the security and functionality of our information systems, or to prevent a cybersecurity attack or other unauthorized access to our information systems, could expose us to a number of adverse consequences, many of which are not insurable, including: (i) interruptions to our business, (ii) the theft, destruction, loss, misappropriation, or release of sensitive information, including proprietary business information and personally identifiable information of our residents, patients and employees, (iii) significant remediation costs; (iv) negative publicity which could damage our reputation and our relationships with our residents, patients, employees and referral sources, (v) litigation and potential liability under privacy, security and consumer protection laws or other applicable laws, and (vi) government inquiries which may result in sanctions and other criminal or civil fines or penalties. Any of the foregoing could materially and adversely impact our revenues, results of operations, cash flow and liquidity.

We have a history of losses and we may not be able to achieve profitability.

We have incurred net losses in every year since our formation in June 2005. Given our history of losses, there can be no assurance that we will be able to achieve and/or maintain profitability in the future. If we do not effectively manage our liquidity, cash flow and business operations going forward or otherwise achieve profitability, our stock price could be adversely affected.

Pending disposition transactions are, and any future disposition transactions will be, subject to various closing conditions, including the receipt of regulatory approvals where applicable, likely will result in reductions to our revenue and may negatively impact our results of operations and cash flow.
During 2019, we expect to close on the dispositions of 13 owned communities classified as held for sale as of December 31, 2018. For the year we also anticipate terminations of our management arrangements with third parties as we transition to new operators our interim management on formerly owned or leased communities and our management on certain former unconsolidated ventures in which we sold our interest. Over the longer term, we may dispose of owned or leased communities through asset sales and lease terminations and expirations. The closings of any such transactions, or those that we identify in the future, generally are or will be subject to closing conditions, which may include the receipt of regulatory approvals, and we cannot provide assurance that any such transactions will close or, if they do, when the actual closings will occur. The sales price for pending or future dispositions may not meet our expectations due to the underlying performance of such communities or conditions beyond our control, and we may be required to take impairment charges in connection with such sales if the carrying amounts of such assets exceed the proposed sales prices, which could adversely affect our financial condition and results of operations. Further, we cannot provide assurance that we will be successful in identifying and pursuing disposition opportunities on terms that are acceptable to us, or at all. We may be required to pay significant amounts to restructure or terminate leases and we may be required to take charges in connection with such activity, which could adversely affect our financial condition and results of operations.
Completion of the dispositions of communities through sales or lease terminations and the termination of our management arrangements, including pending transactions and those we enter into in the future, likely will result in reductions to our revenue and may negatively impact our results of operations and cash flow. Further, if we are unable to reduce our general and administrative expense with respect to completed dispositions and management arrangement terminations in accordance with our expectations, we may not realize the expected benefits of such transactions, which could negatively impact our anticipated results of operations and cash flow.
We may need additional capital to fund our operations and capital expenditures plans, to pursue expansion of our healthcare services, and to pursue any development, investment and acquisition opportunities, and we may not be able to obtain it on terms acceptable to us, or at all.
Execution on our strategy, completing our capital expenditure plans, pursuing expansion of our healthcare services to residents and seniors living outside our communities, and pursuing any other development, investment and acquisition opportunities that we may identify may require additional capital. Financing may not be available to us or may be available to us only on terms that are not favorable. In addition, certain of our outstanding indebtedness and long-term leases restrict, among other things, our ability to incur additional debt. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon some or all of our plans or opportunities. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.
Failure to complete our capital expenditures in accordance with our plans may adversely affect our anticipated revenues, results of operations and cash flow.

Our planned full-year 2019 non-development capital expenditures are approximately $250 million net of anticipated lessor reimbursements, and such projects include those related to maintenance, renovations, upgrades and other major building infrastructure projects for our communities. Our full-year 2019 non-development capital expenditure plans include a significant increase over the prior year primarily attributable to major building infrastructure projects that we identified as part of our intensive review of capital expenditures needed to ensure that our communities are in appropriate physical condition to support our strategy and to determine what additional investments are needed to protect the value of our community portfolio. In addition, our planned full-year 2019 development capital expenditures are approximately $30 million net of anticipated lessor reimbursements, and such projects include those for community expansions and major community redevelopment and repositioning projects, including our Program Max initiative through which we expand, renovate, reposition or redevelop selected existing senior living communities.

Our capital projects are in various stages of planning and development and are subject to a number of factors over which we may have little or no control. These factors include the necessity of arranging separate leases, mortgage loans or other financings to provide the capital required to complete these projects; difficulties or delays in obtaining zoning, land use, building, occupancy, licensing, certificate of need and other required governmental permits and approvals; failure to complete construction of the projects on budget and on schedule; failure of third-party contractors and subcontractors to perform under their contracts; shortages of labor or materials that could delay projects or make them more expensive; adverse weather conditions that could delay completion of projects; increased costs resulting from general economic conditions or increases in the cost of materials; and increased costs as a result of changes in laws and regulations.

We cannot provide assurance that we will undertake or complete all of our planned capital expenditures, or that we will not experience delays in completing those projects. In addition, we may incur substantial costs prior to achieving stabilized occupancy for certain capital projects and cannot assure you that these costs will not be greater than we have anticipated. We also cannot provide assurance that any of our capital projects will be economically successful or provide a return on investment in accordance with our plans or at all. Furthermore, our failure to complete, or delays in completing, our planned community-level capital expenditures could harm the value of our communities and our revenues, results of operations and cash flow.

To the extent we identify and pursue any future development, investment or acquisition opportunities, we may encounter difficulties in acquiring communities at attractive prices or integrating acquisitions with our operations, which may adversely affect our financial condition, results of operations and cash flow.
Over the longer term, we plan to explore additional products and services that we may offer to our residents and, where opportunities arise, pursue development, investment and acquisition opportunities such as acquisitions of senior living communities and operating companies. We may not be able to identify any such opportunities on attractive terms and that are compatible with our strategy. To the extent we identify any such opportunities and enter into definitive agreements in connection therewith, we cannot provide assurance that the transactions will be completed. Failure to complete transactions after we have entered into definitive agreements may result in significant expenses to us.
To the extent we identify and close on any future development, investment or acquisition opportunities, the integration of such products, services, communities or operating companies into our existing business may result in unforeseen difficulties, divert managerial attention or require significant financial or other resources. Further, any such closings may require us to incur additional indebtedness and contingent liabilities and may result in unforeseen expenses or compliance issues, which may adversely affect our revenue growth, results of operations and cash flow. Moreover, any future development, investment or acquisition transactions may not generate any additional income for us or provide any benefit to our business.

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

Delays in obtaining regulatory approvals could hinder our plans to continue to expand our healthcare services, which could negatively impact our anticipated revenues, results of operations and cash flow.

We plan to continue to expand our healthcare services to additional residents and seniors living outside of our communities. In the current environment, it is difficult to obtain certain required regulatory approvals. Delays in obtaining required regulatory approvals could impede our ability to expand such services in accordance with our plans, which could negatively impact our anticipated revenues, results of operations and cash flow.

Our investment in our entrance fee CCRC venture with HCP is susceptible to risks associated with the lifecare benefits offered to the residents of the venture's lifecare entrance fee communities, and we are also susceptible to such risks for our owned and/or operated entrance fee CCRCs.

We manage entry fee CCRCs on behalf of our venture with HCP, and we operate an additional entry fee CCRC. Residents of these communities typically receive a limited lifecare benefit and pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit is typically a certain number of free days in the community's health center during the resident's lifetime and/or a discounted rate for such services. The lifecare benefit varies based upon the extent to which the resident's entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined utilizing actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for these communities are not sufficient to cover the cost of lifecare benefits granted to residents, our interest in the results of operations and cash flow of these communities and the venture could be adversely affected.

Residents of these entrance fee communities are guaranteed a living unit and nursing care at the community during their lifetime, even if the resident exhausts his or her financial resources and becomes unable to satisfy his or her obligations to the community. In addition, in the event a resident requires nursing care and there is insufficient capacity for the resident in the nursing facility at the community where the resident lives, the community must contract with a third party to provide such care. Although we screen potential residents to ensure that they have adequate assets, income, and reimbursements from government programs and third parties to pay their obligations to the entrance fee communities during their lifetime, we cannot provide assurance that such assets, income, and reimbursements will be sufficient in all cases. If insufficient, we or the entrance fee CCRC venture, as applicable, would have rights of set-off against the refundable portions of the residents' deposits, and would also seek available reimbursement under Medicaid or other available programs. To the extent that the financial resources of some of the residents are not sufficient to pay for the cost of facilities and services provided to them, or in the event that these communities must pay third parties to provide nursing care to residents of these communities, our interest in the results of operations and cash flow of these communities and the venture would be adversely affected.

Termination, early or otherwise, or non-renewal of, or renewal on less-favorable terms, of our management arrangements will cause a loss in revenues and may negatively impact our results of operations and cash flow.

As of December 31, 2018, we managed 18 communities on behalf of unconsolidated ventures and 187 communities on behalf of third parties, which represented approximately 33.0% of our total senior housing capacity. Under our management arrangements, we receive management fees, which are generally determined by an agreed upon percentage of gross revenues (as defined in the management arrangement), as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners. A majority of our management arrangements as of December 31, 2018 are interim management arrangements entered into in connection with prior lease terminations that may be terminated by either party on short notice and without any reason, have a remaining term of approximately one year or less, or may be terminated by the owner within the next approximately one-year or less. Generally either party to our management arrangements may terminate upon the occurrence of an event of default caused by the other party, generally subject to cure rights. Several long-term agreements also provide for early termination rights of the owner which may in some cases require an early termination fee. In some cases, subject to our cure rights, if any, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if we do not satisfy certain designated performance thresholds or if the community is sold to an unrelated third party. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same owner or its affiliates. Certain of our management agreements, both with unconsolidated ventures and with entities owned by third parties, provide that an event of default under the debt instruments applicable to the ventures or the entities owned by third parties that is caused by us may also be considered an event of default by us under the relevant management agreement, giving the non-Brookdale party to the management agreement the right to pursue the remedies provided for in the management agreement, potentially including termination of the management agreement. Further, in the event of default on a loan, the lender may have the ability to terminate us as manager. With respect to communities held in unconsolidated ventures, the management agreement generally may be terminated in connection with the sale by the venture partner of its interest in the venture or the sale of properties by the venture. During the year ending December 31, 2019, we anticipate terminations of our management arrangements with third parties as we transition to new operators our interim management on formerly owned or leased communities and our management on certain former unconsolidated ventures in which we sold our interest. Termination, early or otherwise, or non-renewal of, or renewal on less-favorable terms, of our management arrangements will cause a loss in revenues and could negatively impact our results of operations and cash flows.

The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas, which could negatively impact our revenues, results of operations and cash flow.

We have a high concentration of communities in various geographic areas, including the states of California, Florida and Texas. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to assisted living and memory care communities, acts of nature and other factors that may result in a decrease in demand for senior living services in these states could have an adverse effect on our revenues, results of operations and cash flow. In addition, given the location of our communities, we are particularly susceptible to revenue loss, cost increase or damage caused by severe weather conditions or natural disasters such as hurricanes, wildfires, earthquakes or tornados. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance.

Termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our occupancy, revenues, results of operations and cash flow.

State regulations governing assisted living and memory care communities require written resident agreements with each resident. Several of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, many of our assisted living and memory care resident agreements allow residents to terminate their agreements upon 0 to 30 days' notice. Unlike typical apartment leasing or independent living arrangements that involve lease agreements with specified leasing periods of up to a year or longer, in many instances we cannot contract with our assisted living and memory care residents to stay in those living spaces for longer periods of time. Our independent living resident agreements generally provide for termination of the lease upon death or allow a resident to terminate his or her lease upon the need for a higher level of care not provided at the community. If multiple residents terminate their resident agreements at or around the same time, our occupancy, revenues, results of operations and cash flow could be adversely affected. In addition, because of the demographics of our typical residents, including age and health, resident turnover rates in our communities are difficult to predict. As a result, the living spaces we lease may be unoccupied for a period of time, which could adversely affect our occupancy, revenues, results of operations and cash flow.

The inability of seniors to sell real estate may delay their moving into our communities, which could negatively impact our occupancy rates, revenues, results of operations and cash flow.

Downturns in the housing markets could adversely affect the ability (or perceived ability) of seniors to afford our resident fees and entrance fees as our customers frequently use the proceeds from the sale of their homes to cover the cost of our fees. Specifically, if seniors have a difficult time selling their homes or their homes' values decrease, these difficulties could impact their ability to relocate into our communities or finance their stays at our communities with private resources. A downturn in the housing market could be initiated or exacerbated by a rising interest rate environment. If national or local housing markets experience protracted volatility, our occupancy rates, revenues, results of operations and cash flow could be negatively impacted.

The transition of management or unexpected departure of our key officers could harm our business.

We are dependent on the efforts of our senior management. During the past several years we have undergone changes in our senior management and may in the future experience further changes. The transition of management, the unforeseen loss or limited availability of the services of any of our executive leaders, or our inability to recruit and retain qualified personnel in the future, could, at least temporarily, have an adverse effect on our business, results of operations and financial condition and be negatively perceived in the capital markets.

Our execution of our strategy may not be successful, and initiatives undertaken to execute on our strategic priorities may adversely affect our business, financial condition, results of operations, cash flow and the price of our common stock.

The success of our strategy depends on our ability to successfully identify and implement initiatives to execute on our strategic priorities, as well as factors outside of our control. Such initiatives may not be successful in achieving our expectations or may require more time and resources than expected to implement. There can be no assurance that our strategy or initiatives undertaken to execute on our strategic priorities will be successful and, as a result, such initiatives may adversely affect our business, financial condition, results of operations, cash flow and the price of our common stock.

Actions of activist stockholders could cause us to incur substantial costs, divert management’s attention and resources and have an adverse effect on our business, results of operations and cash flow and the market price of our common stock.

We value constructive input from our stockholders and engage in dialogue with our stockholders regarding our governance practices, strategy and performance. However, activist stockholders may disagree with the composition of our Board of Directors or management, our strategy or capital allocation decisions and may seek to effect change through various strategies that range from private engagement to public campaigns, proxy contests, efforts to force proposals or transactions not supported by our Board of Directors and litigation. Responding to these actions may be costly and time-consuming, disrupt our operations, divert the attention of our Board of Directors, management and our associates and interfere with our ability to pursue our strategy and to attract and retain qualified Board and executive leadership. The perceived uncertainty as to our future direction that may result from actions of activist stockholders may also negatively impact our ability to attract and retain residents at our communities. We cannot provide assurance that constructive engagement with our stockholders will be successful. Any such stockholder activism may have an adverse effect on our business, results of operations and cash flow and the market price of our common stock.

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

Significant legal actions and liability claims against us could subject us to increased operating costs and substantial uninsured liabilities, which may adversely affect our financial condition and results of operations.

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

The senior living and healthcare services businesses entail an inherent risk of liability, particularly given the demographics of our residents and patients, including age and health, and the services we provide. In recent years, we, as well as other participants in our industry, have been subject to an increasing number of claims and lawsuits alleging that our services have resulted in resident injury or other adverse effects. Many of these lawsuits involve large damage claims and significant legal costs. Many states continue to consider tort reform and how it will apply to the senior living industry. We may continue to be faced with the threat of large jury verdicts in jurisdictions that do not find favor with large senior living or healthcare providers. We have formed a wholly-owned "captive" insurance company for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs. There can be no guarantee that we will not have any claims that exceed our policy limits in the future, which could subject us to substantial uninsured liabilities.

If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected. In some states, state law may prohibit or limit insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Also, our insurance policies’ deductibles, or self-insured retention, are accrued based on an actuarial projection of future liabilities. If these projections are inaccurate and if there is an unexpectedly large number of successful claims that result in liabilities in excess of our self-insured retention, our operating results could be negatively affected. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our ability to attract residents or expand our business and could require our management to devote time to matters unrelated to the day-to-day operation of our business. We also have to renew our policies every year and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases. There can be no assurance that we will be able to obtain liability insurance in the future or, if available, that such coverage will be available on acceptable terms.

We face periodic and routine reviews, audits and investigations by government agencies, and any adverse findings could negatively impact our business, financial condition, results of operations and cash flow.

The senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in reviews, audits, investigations, enforcement actions or litigation related to regulatory compliance matters. In addition, we are subject to various government reviews, audits and investigations to verify our compliance with Medicare and Medicaid programs and other applicable laws and regulations. CMS has engaged a number of third party firms, including Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), and Unified Program Integrity Contractors (UPIC), to conduct extensive reviews of claims data to evaluate the appropriateness of billings submitted for payment. Audit contractors may identify overpayments based on coverage requirements, billing and coding rules or other risk areas. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities. An adverse determination of government reviews, audits and investigations may result in citations, sanctions and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, termination of participation in Medicare and Medicaid programs, and/or damage to the Company's business reputation. Our costs to respond to and defend any such audits, reviews and investigations may be significant and are likely to increase in the current enforcement environment, and any resulting sanctions or criminal, civil or regulatory penalties could have a material adverse effect on our business, financial condition, results of operations and cash flow.

The cost and difficulty of complying with increasing and evolving regulation and enforcement could have an adverse effect on our business, results of operations and cash flow.

The regulatory environment surrounding the senior living industry continues to evolve and intensify in the amount and type of laws and regulations affecting it, many of which vary from state to state. In addition, many senior living communities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. In several of the states there are different levels of care that can be provided based on the level of licensure. In addition, in several of the states in which we operate or intend to operate, assisted living and memory care communities, home health and hospice agencies and/or skilled nursing facilities require a certificate of need before the community or agency can be opened or the services at an existing community can be expanded. These requirements, and the increased enforcement thereof, could affect our ability to expand into new markets, to expand our services and communities in existing markets and, if any of our presently licensed communities were to operate outside of its licensing authority, may subject us to penalties including closure of the community. See “Item 1. Business-Government Regulation” for more information regarding regulation and enforcement in our industry.

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

There are various extremely complex federal and state laws governing a wide array of referral relationships and arrangements and prohibiting fraud by healthcare providers, including those in the senior living industry, and governmental agencies are devoting increasing attention and resources to such anti-fraud initiatives. Some examples are the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Balanced Budget Act of 1997, and the False Claims Act, which gives private individuals the ability to bring an action on behalf of the federal government. The violation of any of these laws or regulations may result in the imposition of fines or other penalties that could increase our costs and otherwise jeopardize our business. Under the Deficit Reduction Act of 2005, or DRA 2005, every entity that receives at least $5.0 million annually in Medicaid payments must have established written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal False Claims Act, and similar state laws. Failure to comply with this compliance requirement may potentially give rise to potential liability. DRA 2005 also creates an incentive for states to enact false claims laws that are comparable to the federal False Claims Act.

Additionally, since we provide services and operate communities that participate in federal and/or state healthcare reimbursement programs, we are subject to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent or are for items or services that were not provided as claimed. Similar state laws vary from state to state. Violation of any of these laws can result in loss of licensure, citations, sanctions and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, or termination of participation in Medicare and Medicaid programs, which may also cause us to default under our debt and lease documents and/or trigger cross-defaults.

We are also subject to certain federal and state laws that regulate financial arrangements by healthcare providers, such as the Federal Anti-Kickback Law, the Stark laws and certain state referral laws. Authorities have interpreted the Federal Anti-Kickback Law very broadly to apply to many practices and relationships between healthcare providers and sources of patient referral. If we were to violate the Federal Anti-Kickback Law, we may face criminal penalties and civil sanctions, including fines and possible exclusion from government reimbursement programs, which may also cause us to default under our debt and lease documents and/or trigger cross-defaults. Adverse consequences may also result if we violate federal Stark laws related to certain Medicare and Medicaid physician referrals. While we endeavor to comply with all laws that regulate the licensure and operation of our business, it is difficult to predict how our revenues could be affected if we were subject to an action alleging such violations.

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

In addition, we are required to operate our communities in compliance with applicable fire and safety regulations, building codes and other land use regulations and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. Like other healthcare facilities, senior living communities are subject to periodic survey or inspection by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular (often annual or bi-annual) schedule, and special surveys may result from a specific complaint filed by a resident, a family member or one of our competitors. We may be required to make substantial capital expenditures to comply with those requirements.

Following Hurricane Irma, legislation was adopted in the State of Florida in March 2018 that requires skilled nursing homes and assisted living communities in Florida to obtain generators and fuel necessary to sustain operations and maintain comfortable temperatures in the event of a power outage. We have made and will be required to make in 2019 an aggregate commitment of $18.3 million to comply with these requirements. If other states or jurisdictions were to adopt similar legislation or regulation, the cost to comply with such requirements may be substantial.

The increased costs and capital expenditures that we may incur in order to comply with any of the above would result in a negative effect on our results of operations and financial condition.

Risks Related to Our Organization and Structure

Anti-takeover provisions in our organizational documents may discourage, delay or prevent a merger or acquisition that investors may consider favorable or prevent the removal of our current board of directors.

Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger or acquisition that investors may consider favorable or prevent the removal of our current board of directors. Among these anti-takeover provisions is the classified structure of our Board of Directors pursuant to which our Board is divided into three classes of directors and each of our directors elected at or prior to the 2018 annual meeting of stockholders was elected to serve a three-year term. Although we are in the process of phasing out our classified board structure, our full Board will not begin standing for annual elections until the 2021 annual meeting of stockholders. Further, until the 2021 annual meeting of stockholders, directors may be removed from office only for cause. Additional anti-takeover provisions in our organizational documents that will hinder takeover attempts include:

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, stockholders may be unable to resell their shares at or above their purchase price. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	variations in our quarterly results of operations and cash flow;

•	changes in our operating performance and liquidity guidance;

•	the contents of published research reports about us or the senior living, healthcare or real estate industries or the failure of securities analysts to cover our common stock;

•	additions or departures of key management personnel;

•	any increased indebtedness we may incur or lease obligations we may enter into in the future;

•	actions by institutional stockholders;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	speculation or reports by the press or investment community with respect to us or the senior living, healthcare or real estate industries in general;

•	proxy contests or other shareholder activism;

•	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;

•	downturns in the real estate market or changes in market valuations of senior living communities;

•	changes or proposed changes in laws or regulations affecting the senior living and healthcare industries or enforcement of these laws and regulations, or announcements relating to these matters; and

•	general market and economic conditions.

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

We may issue all of the shares of our common stock that are authorized but unissued (and not otherwise reserved for issuance under our stock incentive or purchase plans) without any action or approval by our stockholders. We may issue shares of common stock in connection with development, investment and acquisition opportunities, including acquisitions of senior living communities and operating companies. Any shares issued in connection with our acquisitions or otherwise would dilute the holdings of our current stockholders.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

At December 31, 2018, approximately 186.6 million shares of our common stock were outstanding (excluding unvested restricted shares). All of the shares of our common stock are freely transferable, except for any shares held by our "affiliates," as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or any shares otherwise subject to the limitations of Rule 144.

In addition, as of December 31, 2018, approximately 5.8 million shares of restricted common stock were outstanding under our 2014 Omnibus Incentive Plan, and we had availability to issue approximately 8.9 million additional shares under our 2014 Omnibus

Incentive Plan, our Associate Stock Purchase Plan, and our Director Stock Purchase Plan. The shares of our common stock issued or issuable pursuant to these plans are or will be registered under the Securities Act, and once any restrictions imposed on the shares and options granted under these plans expire, such shares of common stock will be available for sale into the public markets.

Our ability to use net operating loss carryovers to reduce future tax payments will be limited.

Section 382 of the Internal Revenue code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of 50% of its stock over a three-year period, to utilize its net operating loss carryforward and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Any such annual limitations may result in our being unable to utilize all of our net operating loss carryforwards generated in tax years prior to 2018 before their expiration.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Communities

As of December 31, 2018, we operated and managed 892 communities across 45 states, with the capacity to serve approximately 84,000 residents. As of December 31, 2018, we owned 344 communities, leased 343 communities, managed 18 communities on behalf of unconsolidated ventures, and managed 187 communities on behalf of third parties. Substantially all of our owned communities are subject to mortgages. The following table sets forth certain information regarding our owned, leased and managed communities as of December 31, 2018. Occupancy data includes the impact of managed communities.

			Number of Communities
State	Units	Occupancy	Owned	Leased	Managed	Total
Florida	13,129	82%	44	32	25	101
Texas	10,482	84%	58	19	26	103
California	10,161	83%	26	27	33	86
Colorado	4,371	82%	11	13	14	38
Ohio	3,565	81%	21	16	6	43
North Carolina	3,491	87%	7	50	1	58
Illinois	3,179	89%	2	10	4	16
Washington	2,809	90%	14	19	—	33
Oregon	2,503	90%	8	15	10	33
Arizona	2,347	87%	14	13	1	28
New York	2,167	78%	16	9	4	29
Michigan	2,118	83%	9	23	1	33
Tennessee	1,815	92%	12	10	5	27
South Carolina	1,544	78%	5	7	10	22
Kansas	1,264	92%	8	11	1	20
Massachusetts	1,263	79%	3	3	4	10
Georgia	1,208	86%	5	3	9	17
Pennsylvania	1,204	86%	7	3	1	11
New Jersey	1,148	88%	7	5	1	13
Virginia	1,146	86%	7	3	2	12
Alabama	1,134	88%	6	—	2	8
Missouri	1,096	89%	2	—	3	5
Indiana	1,091	77%	4	8	1	13

			Number of Communities
State	Units	Occupancy	Owned	Leased	Managed	Total
Oklahoma	1,005	89%	3	16	5	24
Rhode Island	907	77%	1	2	4	7
Minnesota	836	75%	—	12	4	16
Connecticut	828	68%	2	3	3	8
Wisconsin	760	87%	5	7	3	15
Kentucky	692	75%	1	1	3	5
Idaho	605	92%	7	1	—	8
Maryland	560	91%	2	1	3	6
Arkansas	494	86%	4	—	1	5
Louisiana	486	85%	6	—	—	6
New Mexico	457	72%	2	1	1	4
Nevada	408	83%	4	—	1	5
Mississippi	386	80%	5	—	—	5
Nebraska	379	91%	—	—	4	4
Utah	368	69%	—	—	4	4
Montana	238	92%	1	—	2	3
Delaware	199	76%	2	—	1	3
Iowa	106	69%	—	—	1	1
Vermont	101	92%	1	—	—	1
West Virginia	93	95%	1	—	—	1
New Hampshire	90	81%	1	—	—	1
Wyoming	46	81%	—	—	1	1
Total	84,279	84%	344	343	205	892

Corporate Offices

Our main corporate offices are leased, including our 143,065 square foot headquarters facility in Brentwood, Tennessee and our 156,016 square foot shared service facility in Milwaukee, Wisconsin. During 2018, we eliminated our smaller regional support offices.

Item 3.	Legal Proceedings.

The information contained in Note 18 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "BKD". As of February 12, 2019, there were approximately 364 holders of record of our common stock.

Dividend Policy

On December 30, 2008, our Board of Directors voted to suspend our quarterly cash dividend indefinitely and no dividends were declared since that time. Although we anticipate that, in the longer-term, we may pay regular quarterly dividends to the holders of our common stock, over the near term we anticipate deploying capital resources to fund our planned capital expenditures, our plans to expand our healthcare services to additional residents and seniors living outside of our communities, and to reduce our debt and lease leverage. Accordingly, we do not expect to pay cash dividends on our common stock for the foreseeable future.

Our ability to pay and maintain cash dividends in the future will be based on many factors, including then-existing contractual restrictions or limitations, our ability to execute our strategy, our ability to negotiate favorable lease and other contractual terms, anticipated operating expense levels, our capital expenditure plans, the level of demand for our units, occupancy rates, entrance fee sales results, the rates we charge, our liquidity position and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. We can give no assurance as to our ability to pay or maintain dividends in the future. As we have done in the past, we may also pay dividends in the future that exceed our net income for the relevant period as calculated in accordance with U.S. GAAP.

Share Price Performance Graph

The following graph compares the five-year cumulative total return for Brookdale common stock with the comparable cumulative return of the S&P 500 index and the S&P Health Care Index. The graph assumes that a person invested $100 in Brookdale stock and each of the indices on December 31, 2013 and that dividends are reinvested. The comparisons in this graph are not intended to forecast or be indicative of possible future performance of Brookdale shares or such indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/13
12/14
12/15
12/16
12/17
12/18
Brookdale Senior Living Inc.
S&P 500
S&P Health Care

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/13	12/14	12/15	12/16	12/17	12/18
Brookdale Senior Living Inc.	$100.00	$134.92	$67.92	$45.70	$35.69	$24.65
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P Health Care	100.00	125.34	133.97	130.37	159.15	169.44

The performance graph and related information shall not be deemed to be filed as part of this Annual Report on Form 10-K and do not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by the Company under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates them by reference into such filing.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our common stock made during the quarter ended December 31, 2018 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
10/1/2018 - 10/31/2018	—	—	—	90,360
11/1/2018 - 11/30/2018	13,658	7.67	—	90,360
12/1/2018 - 12/31/2018	1,296,394	6.64	1,280,802	81,860
Total	1,310,052	6.65	1,280,802

(1)
Includes 1,280,802 shares purchased in open market transactions pursuant to the publicly announced repurchase program summarized in footnote (2) below and the following number of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock: November 2018 - 13,658 shares and December 2018 - 15,592 shares. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)
On November 1, 2016, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of its common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of December 31, 2018, approximately $81.9 million remained available under the repurchase program.

Item 6.	Selected Financial Data.

This selected financial data should be read in conjunction with the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data." Our historical statement of operations data and balance sheet data as of and for each of the years in the five-year period ended December 31, 2018 have been derived from our audited financial statements. The results of operations for any particular period are not necessarily indicative of results for any future period.

Our results reflect our acquisition by merger of Emeritus Corporation subsequent to July 31, 2014, the closing date of the transaction. At the closing of the transaction, the size of our consolidated portfolio increased by 493 communities (44,349 units). On August 29, 2014, we completed several transactions with HCP, including our entering into an unconsolidated venture (the "CCRC Venture") with HCP in which we obtained a 51% ownership interest and to which we contributed all but two of our legacy Brookdale entry fee CCRCs, our entering into an unconsolidated venture (the "HCP 49 Venture") with HCP in which we obtained a 20% ownership interest and to which HCP contributed 49 communities leased and historically operated by Emeritus, and our amending and restating the terms of certain existing triple-net leases between us and HCP (including those acquired in the Emeritus merger). Our results reflect our previously existing ownership, lease and/or management interests through August 29, 2014, and reflect our venture and management interests and amended lease terms subsequent to such date.
We completed dispositions, through sales and lease terminations, of 111 communities (10,848 units), 108 communities (10,325 units) and 57 communities (4,039 units) during the years ended December 31, 2018, 2017 and 2016, respectively. See Note 4 to the consolidated financial statements for more information regarding our disposition and other transaction activity.

(in thousands, except per share and other operating data)	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Total revenue	$4,531,426	$4,747,116	$4,976,980	$4,960,608	$3,831,706
Facility operating expense	2,453,328	2,602,155	2,799,402	2,788,862	2,210,368
General and administrative expense	250,495	255,446	313,409	370,579	280,267
Transaction costs	8,980	22,573	3,990	8,252	66,949
Facility lease expense	303,294	339,721	373,635	367,574	323,830
Depreciation and amortization	447,455	482,077	520,402	733,165	537,035
Goodwill and asset impairment (1)	489,893	409,782	248,515	57,941	9,992
Loss on facility lease termination and modification, net	162,001	14,276	11,113	76,143	—
Costs incurred on behalf of managed communities	1,010,229	891,131	737,597	723,298	488,170
Total operating expense	5,125,675	5,017,161	5,008,063	5,125,814	3,916,611
Income (loss) from operations	(594,249)	(270,045)	(31,083)	(165,206)	(84,905)
Interest income	9,846	4,623	2,933	1,603	1,343
Interest expense	(280,269)	(326,154)	(385,617)	(388,764)	(248,188)
Debt modification and extinguishment costs	(11,677)	(12,409)	(9,170)	(7,020)	(6,387)
Equity in (loss) earnings of unconsolidated ventures	(8,804)	(14,827)	1,660	(804)	171
Gain on sale of assets, net	293,246	19,273	7,218	1,270	446
Other non-operating income	14,099	11,418	14,801	8,557	6,789
Income (loss) before income taxes	(577,808)	(588,121)	(399,258)	(550,364)	(330,731)
Benefit (provision) for income taxes	49,456	16,515	(5,378)	92,209	181,305
Net income (loss)	(528,352)	(571,606)	(404,636)	(458,155)	(149,426)
Net (income) loss attributable to noncontrolling interest	94	187	239	678	436
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(528,258)	$(571,419)	$(404,397)	$(457,477)	$(148,990)
Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(2.82)	$(3.07)	$(2.18)	$(2.48)	$(1.01)
Weighted average shares of common stock used in computing basic and diluted net income (loss) per share	187,468	186,155	185,653	184,333	148,185
Other Operating Data:
Number of communities operated and managed (at end of period)	892	1,023	1,055	1,123	1,143
Total units operated and managed
Period end	84,279	100,582	102,768	107,786	110,219
Weighted average	94,562	101,779	106,122	109,342	84,299
RevPAR (2)	$3,972	$3,890	$3,845	$3,742	$2,663
Owned/leased communities occupancy rate (weighted average)	84.3%	85.0%	86.0%	86.8%	88.3%
RevPOR (3)	$4,712	$4,578	$4,468	$4,310	$4,357

(1)
During the year ended December 31, 2018, we recorded $489.9 million of non-cash impairment charges. The impairment charges included $351.7 million of goodwill within the Assisted Living and Memory Care segment, $78.0 million of property, plant and equipment and leasehold intangibles for certain communities, $33.4 million related to investments in unconsolidated ventures, $15.6 million related to assets held for sale, and $9.1 million of intangible assets for health care licenses within the Health Care Services segment. During the year ended December 31, 2017, we recorded impairment charges of $409.8 million, primarily for goodwill within the Assisted Living and Memory Care segment and property, plant and equipment and leasehold intangibles for certain communities. During the year ended December 31, 2016, we recorded impairment charges of $248.5 million, primarily for property, plant and equipment and leasehold intangibles for certain communities. See Note 5 to the consolidated financial statements for more information regarding our impairment charges.

(2)
RevPAR, or average monthly senior housing resident fee revenues per available unit, is defined by the Company as resident fee revenues, excluding Health Care Services segment revenue and entrance fee amortization, for the corresponding portfolio for the period, divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period.

(3)
RevPOR, or average monthly senior housing resident fee revenues per occupied unit, is defined by the Company as resident fee revenues, excluding Health Care Services segment revenue and entrance fee amortization, for the corresponding portfolio for the period, divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period.

	As of December 31,
(in millions)	2018	2017	2016	2015	2014
Cash and cash equivalents	$398.3	$222.6	$216.4	$88.0	$104.1
Marketable securities	$14.9	$291.8	$—	$—	$—
Total assets	$6,467.3	$7,675.4	$9,217.7	$10,048.6	$10,417.5
Total long-term debt and line of credit	$3,640.2	$3,870.7	$3,559.6	$3,942.8	$3,597.0
Total capital and financing lease obligations	$874.5	$1,271.6	$2,485.5	$2,489.6	$2,649.2
Total equity	$1,018.4	$1,530.3	$2,077.7	$2,458.7	$2,882.2

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2018, we had five reportable segments: Independent Living; Assisted Living and Memory Care; CCRCs; Health Care Services; and Management Services. Prior to this Annual Report on Form 10-K, we referred to the Independent Living segment as our Retirement Centers segment, the Assisted Living and Memory Care segment as our Assisted Living segment, and the Health Care Services segment as our Brookdale Ancillary Services segment. The name changes had no effect on the underlying methodology related to, or results of operations of, our segments.

Executive Overview and Recent Developments

Our Business

As of December 31, 2018, we are the largest operator of senior living communities in the United States based on total capacity, with 892 communities in 45 states and the ability to serve approximately 84,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care and continuing care retirement communities ("CCRCs"). We also offer a range of home health, hospice and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities.

We believe that we operate in the most attractive sectors of the senior living industry, and our goal is to be the first choice in senior living by being the nation’s most trusted and effective senior living provider and employer. With our range of community and service offerings, we believe that we are positioned to take advantage of favorable demographic trends over time. Our community and service offerings combine housing with hospitality and healthcare services. Our senior living communities offer residents a supportive home-like setting, assistance with activities of daily living ("ADL") such as eating, bathing, dressing, toileting and transferring/walking and, in certain communities, licensed skilled nursing services. We also provide home health, hospice and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to age-in-place, which we believe enables them to maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

Strategy

Our strategy is to win locally by providing choices for high quality care and personalized service by caring associates while leveraging our industry-leading scale and experience. We believe that successfully executing on our strategy will improve our operations and provide attractive long-term returns to our stockholders. Our strategy is focused on three priorities:

•
Associates. Brookdale’s culture is based on servant leadership, and our associates are the key to attracting and caring for residents and patients and improving our operations. Through this strategic priority, we intend to attract, engage, develop and retain the best associates by maintaining a compelling value proposition in the areas of compensation, leadership, career growth and meaningful work. We continue to execute on our three-year plan initiated in 2017 to invest above the industry to improve our associate total rewards program and our performance management, training and development program for our community leaders and staff. We believe engaged associates lead to an enhanced resident experience and lower turnover, leading to improved operations.

•
Residents, Patients and Their Families. Brookdale continues to be driven by its mission-to enrich the lives of those we serve with compassion, respect, excellence and integrity. We believe that earning the trust of our residents, patients and their families will allow us to build relationships that create passionate advocates and generate referrals. Through this strategic priority, we intend to provide excellent customer service and expand referral development programs in order to earn the trust of our customers and the communities in which we operate and ultimately increase our move-ins and reduce our controllable move-outs.

•
Winning Locally and Leveraging Scale Effectively. We intend to win locally while also leveraging our scale. With this priority, we are committed to completing our community-level capital expenditures as planned, maintaining the quality of our communities and their operations, and aligning our sales, marketing and operations teams to drive top line performance. We also are executing on plans to improve our sales process, to prioritize communities with the most opportunities for improvements and to ensure that our communities are ready for new competition.

In the near term, we plan to focus on our operations improvement and the expansion of our healthcare services to residents and seniors living outside of our communities. We also plan to make significant additional near-term investments in our communities, including increased spend attributable to major building infrastructure projects, in order to ensure that our communities are in appropriate physical condition to support our strategy and to protect the value of our community portfolio. We also plan to complete our remaining real estate transactions announced in 2018. This plan includes the terminations of management arrangements on communities that we previously leased or managed on behalf of former unconsolidated ventures and exercising our options to cause terminations of our triple-net lease obligations on communities with annual base rent of up to $35 million. We will also continue to invest in our Program Max initiative through which we expand, renovate, reposition or redevelop selected existing senior living communities.

Over the longer term, we plan to further invest for growth and opportunistically return capital to stockholders while maintaining a strong balance sheet. We plan to explore additional products and services that we may offer to our residents and, where opportunities arise, pursue development, investment and acquisition opportunities such as selective acquisitions of senior living communities and operating companies. Any such activity may be pursued on our own or through venture investments with third parties. In addition, we will continue to evaluate our owned and leased community portfolios for opportunities to better align our communities to our strategy.

We believe that our successful execution on these strategic priorities and our longer-term plans will allow us to achieve our goal to be the first choice in senior living by being the nation’s most trusted and effective senior living provider and employer.

Portfolio Optimization and Other Transaction Updates
Overview
During 2016 through 2018 we undertook an initiative to optimize our community portfolio under which we disposed of owned and leased communities and restructured leases in order to simplify and streamline our business, to increase the quality and durability of our cash flow, to improve our liquidity, and to reduce our debt and lease leverage. Further, in 2018 we evaluated our owned-community portfolio for opportunities to monetize select high-value communities.
From 2016 through 2018, we disposed of an aggregate of 75 owned communities (5,396 units) as a result of these initiatives and other transactions (50 in 2016, 3 in 2017 and 22 in 2018). We also entered into agreements with our largest lessors that restructured a significant portion of our triple-net lease obligations. As a result of the transactions with HCP, Inc. (“HCP”) announced in 2016 and 2017 and Ventas, Inc. (“Ventas”) and Welltower Inc. (“Welltower”) announced in 2018, as well as other lease expirations and terminations, our triple-net lease obligations on an aggregate of 201 communities (19,816 units) were terminated from 2016 to 2018 (7 in 2016, 105 in 2017 and 89 in 2018). During this period we also sold our ownership interests in seven unconsolidated ventures and acquired six communities that we previously leased or managed. As of December 31, 2018, we owned 344 communities (31,869 units), leased 343 communities (24,623 units), managed 18 communities (7,426 units) on behalf of unconsolidated ventures, and managed 187 communities (20,361 units) on behalf of third parties.
During the year ending December 31, 2019, we expect to close on the dispositions of 13 owned communities (1,686 units) classified as held for sale as of December 31, 2018. For the year we also anticipate terminations of our management arrangements with third parties as we transition to new operators our interim management on formerly owned or leased communities and our management on certain former unconsolidated ventures in which we sold our interest. The closings of the various pending and expected transactions are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.
Summaries of the foregoing transactions, and their impact on our results of operations, are below. See also Note 4 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about the transactions.
2018 Welltower Lease and RIDEA Venture Restructuring

On June 27, 2018, we announced that we had entered into definitive agreements with Welltower. The components of the agreements include:

•
Lease Terminations. The Company and Welltower agreed to early termination of our triple-net lease obligations on 37 communities (4,095 units) effective June 30, 2018. The communities were part of two lease portfolios due to mature in 2028 (27 communities; 3,175 units) and 2020 (10 communities; 920 units). We paid Welltower an aggregate lease termination fee of $58.0 million. We agreed to manage the foregoing 37 communities on an interim basis until the communities have been transitioned to new managers, and such communities are reported in the Management Services segment during such interim period. We recognized a $22.6 million loss on lease termination during the year ended December 31, 2018 for the amount by which the aggregate lease termination fee exceeded the net carrying value of our assets and liabilities under operating and capital leases as of the lease termination date.

•
Future Lease Terminations. The parties separately agreed to allow us to terminate leases with respect to, and to remove from the remaining Welltower leased portfolio, a number of communities with annual aggregate base rent up to $5.0 million upon Welltower's sale of such communities, and we would receive a corresponding 6.25% rent credit on Welltower's disposition proceeds.

•
RIDEA Restructuring. We sold our 20% equity interest in our Welltower RIDEA venture to Welltower effective June 30, 2018 for net proceeds of $33.5 million (for which we recognized a $14.7 million gain on sale). We agreed to continue to manage the communities in the venture on an interim basis until the communities have been transitioned to new managers, and such communities are reported in the Management Services segment during such interim period.

We also elected not to renew two master leases with Welltower which matured on September 30, 2018 (11 communities; 1,128 units). After conclusion of the foregoing lease expirations, we continue to operate 74 communities (3,683 units) under triple-net leases with Welltower, and our remaining lease agreements with Welltower contain an objective change of control standard that allows us to engage in certain change of control and other transactions without the need to obtain Welltower's consent, subject to the satisfaction of certain conditions.

2018 Ventas Lease Portfolio Restructuring

On April 26, 2018, we entered into several agreements to restructure a portfolio of 128 communities (10,567 units) we leased from Ventas as of such date, including a Master Lease and Security Agreement (the "Ventas Master Lease"). The Ventas Master Lease

amended and restated prior leases comprising an aggregate portfolio of 107 communities (8,459 units) into the Ventas Master Lease. Under the Ventas Master Lease and other agreements entered into on April 26, 2018, the 21 additional communities (2,107 units) leased by us from Ventas pursuant to separate lease agreements have been or will be combined automatically into the Ventas Master Lease upon the first to occur of Ventas' election or the repayment of, or receipt of lender consent with respect to, mortgage debt underlying such communities (17 of which have been and four will be combined into the Ventas Master Lease). We and Ventas agreed to observe, perform and enforce such separate leases as if they had been combined into the Ventas Master Lease effective April 26, 2018, to the extent not in conflict with any mortgage debt underlying such communities. The transaction agreements with Ventas further provide that the Ventas Master Lease and certain other agreements between us and Ventas will be cross-defaulted.

The initial term of the Ventas Master Lease ends December 31, 2025, with two 10-year extension options available to us. In the event we consummate a change of control transaction on or before December 31, 2025, the initial term of the Ventas Master Lease will be extended automatically through December 31, 2029. The Ventas Master Lease and separate lease agreements with Ventas, which are guaranteed at the parent level by us, provided for total rent in 2018 of $175.0 million for the 128 communities, including the pro-rata portion of an $8.0 million annual rent credit for 2018. We will receive an annual rent credit of $8.0 million in 2019, $7.0 million in 2020 and $5.0 million thereafter; provided, that we consummate a change of control transaction prior to 2021, the annual rent credit will be reduced to $5.0 million. Effective on January 1, 2019 and in succeeding years, the annual minimum rent is subject to an escalator equal to the lesser of 2.25% or four times the Consumer Price Index ("CPI") increase for the prior year (or zero if there was a CPI decrease).

The Ventas Master Lease requires us to spend (or escrow with Ventas) a minimum of $2,000 per unit per 24-month period commencing with the 24-month period ending December 31, 2019 and thereafter each 24-month period ending December 31 during the lease term, subject to annual increases commensurate with the escalator beginning with the second lease year of the first extension term (if any). If we consummate a change of control transaction, we will be required within 36 months following the closing of such transaction to invest (or escrow with Ventas) an aggregate of $30.0 million in the communities for revenue-enhancing capital projects.

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

We recognized a $125.7 million non-cash loss on lease modification in the year ended December 31, 2018, primarily for the extensions of the triple-net lease obligations for communities with lease terms that are unfavorable to us given current market conditions on the amendment date in exchange for modifications to the change of control provisions and financial covenant provisions of the community leases.

2017 HCP Master Lease Transaction and RIDEA Ventures Restructuring
On November 2, 2017, we announced that we had entered into a definitive agreement for a multi-part transaction with HCP. As part of such transaction, we entered into an Amended and Restated Master Lease and Security Agreement (“HCP Master Lease”) with HCP effective as of November 1, 2017. The components of the multi-part transaction include:

•
Master Lease Transactions. We and HCP amended and restated triple-net leases covering substantially all of the communities we leased from HCP as of November 1, 2017 into the HCP Master Lease. During the year ended December 31, 2018, we acquired two communities formerly leased (208 units) for an aggregate purchase price of $35.4 million and leases with respect to 33 communities (3,123 units) were terminated, and such communities were removed from the HCP Master Lease, which completed the terminations of leases as provided in the HCP Master Lease. We agreed to manage communities for which leases were terminated on an interim basis until the communities have been transitioned to new managers, and such communities are reported in the Management Services segment during such interim period. We continue to lease 43 communities pursuant to the terms of the HCP Master Lease, which have the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1, 2018, we received a $2.5 million annual rent reduction for two communities. The HCP Master Lease also provides that we may engage in certain change in control and other transactions without the need to obtain HCP's consent, subject to the satisfaction of certain conditions.

•
RIDEA Ventures Restructuring. Pursuant to the multi-part transaction agreement, HCP acquired our 10% ownership interest in one of our RIDEA ventures with HCP in December 2017 for $32.1 million (for which we recognized a $7.2 million gain on sale) and our 10% ownership interest in the remaining RIDEA venture with HCP in March 2018 for $62.3 million (for which we recognized a $41.7 million gain on sale). We provided management services to 59 communities (9,585 units) on behalf of the two RIDEA ventures as of November 1, 2017. Pursuant to the multi-part transaction agreement, we acquired one community (137 units) for an aggregate purchase price of $32.1 million in January 2018 and three communities (650 units) for an aggregate purchase price of $207.4 million in April 2018 and retained management of 18 of such communities (3,276 units). The amended and restated management agreements for such 18 communities have a term set to expire in 2030, subject to certain early termination rights. In addition, HCP will be entitled to sell or transition operations and/or management of 37 of such communities. Management agreements for 31 such communities (4,849 units) were terminated by HCP during the year ended December 31, 2018 (for which we recognized an $8.7 million non-cash management contract termination gain) and we expect the termination of management agreements on the remaining six communities (673 units) to occur during 2019.

We financed the foregoing community acquisitions with non-recourse mortgage financing and proceeds from the sales of our ownership interest in the unconsolidated ventures. See Note 9 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information regarding the non-recourse first mortgage financing.

Blackstone Venture

On March 29, 2017, we and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") formed a venture (the "Blackstone Venture") that acquired 64 senior housing communities for a purchase price of $1.1 billion. We had previously leased the 64 communities from HCP under long-term lease agreements with a remaining average lease term of approximately 12 years. At the closing, the Blackstone Venture purchased the 64-community portfolio from HCP subject to the existing leases, and we contributed our leasehold interests for 62 communities and a total of $179.2 million in cash to purchase a 15% equity interest in the Blackstone Venture, terminate leases, and fund our share of closing costs. As of the formation date, we continued to operate two of the communities under lease agreements and began managing 60 of the communities on behalf of the venture under a management agreement with the venture. Two of the communities were managed by a third party for the venture.

During the third quarter of 2018, leases for the two communities owned by the Blackstone Venture were terminated, and we sold our 15% equity interest in the Blackstone Venture to Blackstone. We paid Blackstone an aggregate fee of $2.0 million to complete the multi-part transaction.

2016 HCP Agreements

On November 1, 2016, we announced that we had entered into agreements to, among other things, terminate triple-net leases with respect to 97 communities that we leased from HCP, four of which were contributed to an existing unconsolidated venture in which we held an equity interest and 64 of which were acquired by the Blackstone Venture described above. In addition to the formation of the Blackstone Venture, the transactions included the following components with respect to 33 communities:

•
We and HCP agreed to terminate triple-net leases with respect to eight communities (867 units). HCP agreed to contribute immediately thereafter four of such communities, consisting of 527 units, to an existing unconsolidated venture with HCP in which we held a 10% equity interest. During the three months ended December 31, 2016, the triple-net leases with respect to seven communities (773 units) were terminated and HCP contributed four of the communities to the existing unconsolidated venture. The triple-net lease with respect to the remaining community was terminated during January 2017.

•
We and HCP agreed to terminate triple-net leases with respect to 25 communities (2,031 units). During the year ended December 31, 2017, our triple-net lease obligations with respect to such communities were terminated. We agreed to manage communities for which leases were terminated on an interim basis until the communities were transitioned to new managers, and such communities were reported in the Management Services segment during such interim period.

Completed and Planned Dispositions of Owned Communities

During the year ended December 31, 2018, we completed the sale of 22 owned communities (1,819 units) for cash proceeds of $380.7 million, net of transaction costs. Nineteen of such dispositions were part of our plan announced in 2018, including the sale of Brookdale Battery Park on November 1, 2018 for which we received proceeds of approximately $144 million, net of associated debt and transaction costs, and the sale of 18 other communities on December 20, 2018 for which we received proceeds of approximately $49 million, net of associated debt and transaction costs.

During the year ended December 31, 2017, we completed the sale of three owned communities (311 units) for cash proceeds of $8.2 million net of associated transaction costs, and during the year ended December 2016 we completed the sale of 50 owned communities (3,266 units) for cash proceeds of $297.9 million net of associated transaction costs.

As of December 31, 2018, 13 communities (1,686 units) were classified as held for sale, resulting in $93.1 million being recorded as assets held for sale and $31.2 million of mortgage debt being included in the current portion of long-term debt within the consolidated balance sheet with respect to such communities. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. Assets held for sale as of December 31, 2018 include several communities under contract, and we continue to market several other communities, as part of our real estate strategy announced in 2018 to sell owned communities generating an aggregate of more than $250 million of proceeds, net of associated debt and transaction costs.

Summary of Completed and Planned Dispositions

The following tables set forth, for the periods indicated, the amounts included within our consolidated financial data for the 276 communities that we disposed through sales and lease terminations for the years ended December 31, 2018 and 2017 and 2016 through the respective disposition dates:

	Year Ended December 31, 2018
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$599,977	$81,280	$518,697
Assisted Living and Memory Care	1,995,851	205,241	1,790,610
CCRCs	416,408	15,965	400,443
Senior housing resident fees	3,012,236	302,486	2,709,750
Facility operating expense
Independent Living	359,368	48,154	311,214
Assisted Living and Memory Care	1,366,869	145,106	1,221,763
CCRCs	324,196	14,542	309,654
Senior housing facility operating expense	2,050,433	207,802	1,842,631
Cash lease payments	$457,388	$78,264	$379,124

	Year Ended December 31, 2017
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$654,196	$152,190	$502,006
Assisted Living and Memory Care	2,210,688	423,302	1,787,386
CCRCs	468,994	78,392	390,602
Senior housing resident fees	3,333,878	653,884	2,679,994
Facility operating expense
Independent Living	382,779	90,134	292,645
Assisted Living and Memory Care	1,461,630	294,528	1,167,102
CCRCs	362,832	68,702	294,130
Senior housing facility operating expense	2,207,241	453,364	1,753,877
Cash lease payments	$552,903	$172,442	$380,461

	Year Ended December 31, 2016
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$679,503	$189,205	$490,298
Assisted Living and Memory Care	2,419,459	642,782	1,776,677
CCRCs	592,826	201,613	391,213
Senior housing resident fees	3,691,788	1,033,600	2,658,188
Facility operating expense
Independent Living	384,973	110,014	274,959
Assisted Living and Memory Care	1,542,642	443,137	1,099,505
CCRCs	459,417	169,297	290,120
Senior housing facility operating expense	2,387,032	722,448	1,664,584
Cash lease payments	$622,886	$259,114	$363,772

The following table sets forth the number of communities and units in our senior housing segments disposed through sales and lease terminations during the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Number of communities
Independent Living	17	10	2
Assisted Living and Memory Care	91	86	52
CCRCs	3	12	3
Total	111	108	57
Total units
Independent Living	2,864	2,078	206
Assisted Living and Memory Care	7,437	5,858	2,954
CCRCs	547	2,389	879
Total	10,848	10,325	4,039

The results of operations of the 13 communities held for sale as of December 31, 2018 are reported in the following segments within the consolidated financial statements: Assisted Living and Memory Care (8 communities; 797 units) and CCRCs (5 communities; 889 units). The following table sets forth the amounts included within our consolidated financial data for these 13 communities for the year ended December 31, 2018:

(in thousands)	Amounts Attributable to Planned Dispositions
Resident fees
Assisted Living and Memory Care	$19,940
CCRCs	42,724
Senior housing resident fees	$62,664
Facility operating expense
Assisted Living and Memory Care	$18,500
CCRCs	39,740
Senior housing facility operating expense	$58,240

Other Recent Developments

Increased Competitive Pressures

New openings of senior housing communities has subjected the senior housing industry and us to increased competitive pressures in recent years. Data from the National Investment Center for the Seniors Housing & Care Industry ("NIC") shows that industry occupancy began to decrease starting in 2016 as a result of new openings and oversupply. During and since 2016 we have experienced an elevated rate of competitive new openings, with significant new competition opening in several of our markets, which has adversely affected our occupancy, revenues, results of operations and cash flow. We expect the elevated rate of competitive new openings and pressures on our occupancy and rate growth to continue through 2019. Such increased level of new openings and oversupply, as well as lower levels of unemployment generally, have also contributed to wage pressures and increased competition for community leadership and personnel. We continue to address new competition by focusing on operations with the objective to ensure high customer satisfaction, retain key leadership and actively engage district and regional management in community operations; enhancing our local and national marketing and public relations efforts; and evaluating current community position relative to competition and repositioning if necessary (e.g., services, amenities, programming and price). We also continue to execute on our 3-year plan initiated in 2017 to invest above industry to improve the total rewards program and performance management, training and development program for our community leaders and staff.

Planned Capital Expenditures

During 2018 we completed an intensive review of our community-level capital expenditure needs with a focus on ensuring that our communities are in appropriate physical condition to support our strategy and determining what additional investments are needed to protect the value of our community portfolio. As a result of that review, we have budgeted to make significant additional near-term investments in our communities, a portion of which will be reimbursed by our lessors. In the aggregate, we expect our full-year 2019 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $250 million. For 2019, this includes an increase of approximately $75 million in our community-level capital expenditures relative to 2018, primarily attributable to major building infrastructure projects. We anticipate that our 2019 capital expenditures will be funded from cash on hand, cash flows from operations, and, if necessary, amounts drawn on our secured credit facility. We expect that our 2020 community-level capital expenditures will continue to be elevated relative to 2018, but lower than 2019.

2018 Leadership Changes

During 2018 we made several changes to our key leadership. Our Board of Directors appointed Lucinda M. Baier, who had served as our Chief Financial Officer since 2015, as our President and Chief Executive Officer and member of our Board of Directors effective February 28, 2018. An interim chief financial officer joined the company in March 2018 and served until Steven E. Swain joined the Company as our Executive Vice President and Chief Financial Officer effective September 4, 2018. In addition to the departure of our former President and Chief Executive Officer, our former Executive Vice President and Chief Administrative Officer and Executive Vice President and Chief People Officer stepped down from such roles in March 2018 and December 2018, respectively.

Program Max Initiative

During 2018 we made continued progress on our Program Max initiative under which we expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. For the year ended December 31, 2018, we invested $24.7 million on Program Max projects, net of $1.7 million of third party lessor reimbursements, which included the completion of five conversion projects. We currently have six Program Max projects that have been approved, most of which have begun construction and are expected to generate 69 net new units.

Tax Reform

On December 22, 2017, the President signed the Tax Cuts and Jobs Act ("Tax Act") into law. The Tax Act reformed the United States corporate income tax code, including a reduction to the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated alternative minimum tax (AMT) and the 20-year carryforward limitation for net operating losses incurred after December 31, 2017, and imposes a limit on the usage of net operating losses incurred after such date equal to 80% of taxable income in any given year. The 80% usage limit will not have an economic impact on the Company until its current net operating losses are either utilized or expired. In addition, the Tax Act limits the annual deductibility of a corporation's net interest expense unless it elects to be exempt from such deductibility limitation under the real property trade or business exception. The Company plans to elect the real property trade or business exception with the 2018 tax return. As such, the Company is required to apply the alternative depreciation system ("ADS") to all current and future residential real property and qualified improvement property assets. This change reduced the Company's tax depreciation allowed by approximately $57.9 million for the year ended December 31, 2018 and will have a similar impact on future tax depreciation deductions, as these assets are now being depreciated over a longer period. This decrease has had an impact on the Company's taxable loss or income and in turn impacted the Company's valuation allowance. For the year ended December 31, 2017, reasonable estimates for our state and local provision were made based on our analysis of the Tax Act. On the basis of additional guidance issued by various state tax authorities, these provisional amounts were adjusted in the year ended December 31, 2018. The Company recognized an additional $6.0 million of valuation allowance against the Company's state net operating losses with corresponding increase of $6.0 million in the income tax provision. This was primarily due to expiring state net operating losses resulting from certain state taxing authorities not adopting the federal standard of unlimited net operating loss carryovers.

Summary of Operating Results

The table below presents a summary of our operating results and certain other financial metrics for the years ended December 31, 2018 and 2017 and the amount and percentage of increase or decrease of each applicable item.

	Years Ended December 31,		Increase (Decrease)
(in millions)	2018	2017	Amount	Percent
Total revenues	$4,531.4	$4,747.1	$(215.7)	(4.5)%
Facility operating expense	$2,453.3	$2,602.2	$(148.9)	(5.7)%
Net income (loss)	$(528.4)	$(571.6)	$(43.2)	(7.6)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(528.3)	$(571.4)	$(43.1)	(7.6)%
Adjusted EBITDA(1)	$509.6	$638.6	$(129.0)	(20.2)%
Net cash provided by operating activities	$204.0	$378.4	$(174.4)	(46.1)%
Adjusted Free Cash Flow(1)	$19.8	$109.2	$(89.4)	(81.9)%

(1)
Adjusted EBITDA and Adjusted Free Cash Flow are non-GAAP financial measures we use to assess our operating performance and liquidity. See "Non-GAAP Financial Measures" below for important information regarding both measures.

During 2018, total revenues were $4.5 billion, a decrease of $215.7 million, or 4.5%, as compared to our total revenues for the prior year. Resident fees for 2018 decreased $330.9 million, or 8.8%, from the prior year. Management fees decreased $3.9 million, or 5.1%, from the prior year, and reimbursed costs incurred on behalf of managed communities increased $119.1 million, or 13.4%. The decrease in resident fees during 2018 was primarily due to dispositions of 219 communities through sales and lease terminations since the beginning of the prior year. The decrease in resident fees was partially offset by a 1.2% increase in senior housing average monthly revenue per occupied unit (RevPOR) at the 664 communities we owned or leased during both full years.

During 2018, facility operating expense was $2.5 billion, a decrease of $148.9 million, or 5.7%, as compared to the prior year. The decrease in facility operating expense was primarily due to the impact of disposition activity since the beginning of the prior year. Facility operating expense increased $76.8 million, or 4.6%, at the 664 communities we owned or leased during both full years, primarily due to an increase in labor expense arising from wage rate increases.

Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders for the year ended December 31, 2018 was $(528.3) million, compared to net income (loss) attributable to Brookdale Senior Living Inc. common stockholders of $(571.4) million for the prior year. Net income (loss) for the year was $(528.4) million, a decrease of 7.6% compared to net income (loss) of $(571.6) million for the prior year. Net income (loss) for 2018 included $489.9 million of non-cash impairment expense, partially offset by a $293.2 million net gain on sale of assets. Net income (loss) for 2017 included $409.8 million of non-cash impairment expense. During the year ended December 31, 2018, our Adjusted EBITDA decreased by 20.2% compared to the year ended December 31, 2017. The decrease in Adjusted EBITDA was primarily due to increases in community labor expense at the communities operated during both full periods and disposition activity since the beginning of the prior year period. Adjusted EBITDA includes transaction and organizational restructuring costs of $28.1 million for the year ended December 31, 2018 and transaction and strategic project costs of $25.4 million for the year ended December 31, 2017.

During the year ended December 31, 2018, net cash provided by operating activities was $204.0 million, a decrease of $174.4 million, or 46.1%, compared to our net cash provided by operating activities for the year ended December 31, 2017. The decrease in net cash provided by operating activities was attributable primarily to cash payments to terminate community operating leases during the current year, an increase in facility operating expense at the communities operated during both full years, and the impact of disposition activity. During the year ended December 31, 2018, our Adjusted Free Cash Flow was $19.8 million, a decrease of 81.9% compared to the year ended December 31, 2017.

Consolidated Results of Operations

Comparison of Year Ended December 31, 2018 and 2017

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

As of December 31, 2018 our total operations included 892 communities with a capacity to serve approximately 84,000 residents.

(dollars in thousands, except RevPAR and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2018	2017	Amount	Percent (1)
Statement of Operations Data:
Revenue
Resident fees
Independent Living	$599,977	$654,196	$(54,219)	(8.3)%
Assisted Living and Memory Care	1,995,851	2,210,688	(214,837)	(9.7)%
CCRCs	416,408	468,994	(52,586)	(11.2)%
Health Care Services	436,975	446,262	(9,287)	(2.1)%
Total resident fees	3,449,211	3,780,140	(330,929)	(8.8)%
Management services (2)	1,082,215	966,976	115,239	11.9%
Total revenue	4,531,426	4,747,116	(215,690)	(4.5)%
Expense
Facility operating expense
Independent Living	359,368	382,779	(23,411)	(6.1)%
Assisted Living and Memory Care	1,366,869	1,461,630	(94,761)	(6.5)%
CCRCs	324,196	362,832	(38,636)	(10.6)%
Health Care Services	402,895	394,914	7,981	2.0%
Total facility operating expense	2,453,328	2,602,155	(148,827)	(5.7)%
General and administrative expense	250,495	255,446	(4,951)	(1.9)%
Transaction costs	8,980	22,573	(13,593)	(60.2)%
Facility lease expense	303,294	339,721	(36,427)	(10.7)%
Depreciation and amortization	447,455	482,077	(34,622)	(7.2)%
Goodwill and asset impairment	489,893	409,782	80,111	19.5%
Loss on facility lease termination and modification, net	162,001	14,276	147,725	NM
Costs incurred on behalf of managed communities	1,010,229	891,131	119,098	13.4%
Total operating expense	5,125,675	5,017,161	108,514	2.2%
Income (loss) from operations	(594,249)	(270,045)	(324,204)	(120.1)%
Interest income	9,846	4,623	5,223	113.0%
Interest expense	(280,269)	(326,154)	(45,885)	(14.1)%
Debt modification and extinguishment costs	(11,677)	(12,409)	(732)	(5.9)%
Equity in loss of unconsolidated ventures	(8,804)	(14,827)	(6,023)	(40.6)%
Gain on sale of assets, net	293,246	19,273	273,973	NM
Other non-operating income	14,099	11,418	2,681	23.5%
Income (loss) before income taxes	(577,808)	(588,121)	(10,313)	(1.8)%
Benefit (provision) for income taxes	49,456	16,515	32,941	199.5%
Net income (loss)	(528,352)	(571,606)	(43,254)	(7.6)%
Net (income) loss attributable to noncontrolling interest	94	187	(93)	(49.7)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(528,258)	$(571,419)	$(43,161)	(7.6)%

	Years Ended December 31,		Increase (Decrease)
	2018	2017	Amount	Percent (1)
Selected Operating and Other Data:
Number of communities operated and managed (period end)	892	1,023	(131)	(12.8)%
Units operated and managed
Period end	84,279	100,582	(16,303)	(16.2)%
Weighted average	94,562	101,779	(7,217)	(7.1)%
Owned/leased units
Period end	56,492	66,641	(10,149)	(15.2)%
Weighted average	63,170	71,365	(8,195)	(11.5)%
RevPAR (3)	$3,972	$3,890	82	2.1%
Owned/leased communities occupancy rate (weighted average)	84.3%	85.0%	(0.7)%	(0.8)%
RevPOR (4)	$4,712	$4,578	$134	2.9%
Selected Segment Operating and Other Data:
Independent Living
Number of communities (period end)	68	84	(16)	(19.0)%
Total units
Period end	12,419	15,042	(2,623)	(17.4)%
Weighted average	14,164	16,124	(1,960)	(12.2)%
RevPAR (3)	3,530	3,381	149	4.4%
Occupancy rate (weighted average)	88.8%	87.7%	1.1%	1.3%
RevPOR (4)	$3,977	$3,854	$123	3.2%
Assisted Living and Memory Care
Number of communities (period end)	593	682	(89)	(13.0)%
Total units
Period end	37,500	44,773	(7,273)	(16.2)%
Weighted average	42,229	47,523	(5,294)	(11.1)%
RevPAR (3)	3,939	3,877	62	1.6%
Occupancy rate (weighted average)	83.0%	84.3%	(1.3)%	(1.5)%
RevPOR (4)	$4,747	$4,597	$150	3.3%
CCRCs
Number of communities (period end)	26	28	(2)	(7.1)%
Total units
Period end	6,573	6,826	(253)	(3.7)%
Weighted average	6,777	7,718	(941)	(12.2)%
RevPAR (3)	5,100	5,032	68	1.4%
Occupancy rate (weighted average)	83.2%	83.1%	0.1%	0.1%
RevPOR (4)	$6,132	$6,059	$73	1.2%
Management Services
Number of communities (period end)	205	229	(24)	(10.5)%
Total units
Period end	27,787	33,941	(6,154)	(18.1)%
Weighted average	31,392	30,414	978	3.2%
Occupancy rate (weighted average)	83.9%	85.0%	(1.1)%	(1.3)%
Health Care Services
Home Health average daily census	15,238	15,092	146	1.0%
Hospice average daily census	1,359	1,096	263	24.0%
Outpatient Therapy treatment codes	683,348	743,095	(59,747)	(8.0)%

(1)	NM - Not meaningful

(2)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(3)
RevPAR, or average monthly senior housing resident fee revenues per available unit, is defined by the Company as resident fee revenues, excluding Health Care Services segment revenue and entrance fee amortization, for the corresponding portfolio for the period, divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period.

(4)
RevPOR, or average monthly senior housing resident fee revenues per occupied unit, is defined by the Company as resident fee revenues, excluding Health Care Services segment revenue and entrance fee amortization, for the corresponding portfolio for the period, divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period.

Resident Fees

Resident fee revenue decreased $330.9 million, or 8.8%, compared to the prior year primarily due to disposition activity through sales and lease terminations of 219 communities since the beginning of the prior year, which generated $302.5 million of revenue during 2018 compared to $653.9 million of revenue in the prior year. The decrease was partially offset by $32.3 million of revenue for four communities acquired during 2018. The increases to RevPAR and RevPOR for the consolidated portfolio are primarily due to the disposition of communities with lower RevPOR since the beginning of the prior year period. RevPOR at the 664 communities we owned or leased during both full years increased by 1.2%. Weighted average occupancy decreased 90 basis points at the 664 communities we owned or leased during both full years, which reflects the impact of new competition in our markets. RevPOR increased at communities that we owned or leased during both full years primarily as a result of in-place rent increases and lower discounting.

Independent Living segment revenue decreased $54.2 million, or 8.3%, primarily due to the impact of dispositions of 27 communities since the beginning of the prior year, which generated $81.3 million of revenue during 2018 compared to $152.2 million of revenue in the prior year. The decrease was partially offset by $10.6 million of revenue for one community acquired during 2018. Independent Living segment revenue at the communities we operated during both full years was $475.6 million during 2018, an increase of $5.8 million, or 1.2%, over the prior year, primarily due to a 110 basis point increase in weighted average occupancy and a 0.2% increase in RevPOR at these communities.

Assisted Living and Memory Care segment revenue decreased $214.8 million, or 9.7%, primarily due to the impact of dispositions of 177 communities since the beginning of the prior year, which generated $205.2 million of revenue during 2018 compared to $423.3 million of revenue in the prior year. The decrease was partially offset by $10.3 million of revenue for two communities acquired during 2018. Assisted Living and Memory Care segment revenue at the communities we operated during both full years was $1,734.8 million during 2018, a decrease of $3.2 million over the prior year, primarily due to a 160 basis point decrease in weighted average occupancy at these communities, partially offset by a 1.7% increase in RevPOR at these communities.

CCRCs segment revenue decreased $52.6 million, or 11.2%, primarily due to the impact of dispositions of 15 communities since the beginning of the prior year, which generated $16.0 million of revenue during 2018 compared to $78.4 million of revenue in the prior year. The decrease was partially offset by $11.4 million of revenue for one community acquired during 2018. CCRCs segment revenue at the communities we operated during both full years was $358.1 million during 2018, consistent with the prior year and reflecting an 0.8% increase in RevPOR at these communities, partially offset by a 60 basis point decrease in weighted average occupancy.

Health Care Services segment revenue decreased $9.3 million, or 2.1%, primarily due to a decline in home health revenue and the impact of the adoption of ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") on January 1, 2018 under the modified retrospective approach which resulted in a $6.9 million decrease to resident fee revenue and facility operating expense. See Note 2 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about ASU 2014-09. These decreases were partially offset by an increase in volume for hospice services. For home health in 2018, CMS implemented a net 0.4% reimbursement reduction, consisting of a 1.0% market basket inflation increase, less a 0.9% reduction to account for industry wide case-mix growth, and the sunset of the rural add-on provision. As a result, our home health reimbursement was reduced by approximately 0.8% compared to the prior year period. In 2019, we expect our home health reimbursement to be increased by approximately 1.0% in 2019 compared to 2018.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $115.2 million, or 11.9%, over the prior year primarily due to our entry into management agreements with the Blackstone Venture and the transition of communities previously leased from HCP and Welltower into the management services segment on an interim basis. Reimbursed costs incurred on behalf of managed communities increased as a result of increases in salaries and wages and other facility operating expense at the communities managed in both full years. Additionally, reimbursed costs incurred on behalf of managed communities increased due to the impact of the adoption of ASU 2014-09 on January 1, 2018 under the modified retrospective approach. The impact to each of revenue for reimbursed costs incurred on behalf of managed communities and reimbursed costs incurred on behalf of managed communities as a result of applying ASC 606 was an increase of $46.1 million for 2018. See Note 2 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about ASU 2014-09. Management fees of $72.0 million for 2018 include $13.1 million of management fees attributable to communities for which our management agreements were terminated in 2018.

Facility Operating Expense

Facility operating expense decreased $148.8 million, or 5.7%, over the prior year primarily due to disposition activity through sales and lease terminations of 219 communities since the beginning of the prior year, which incurred $207.8 million of facility operating expense during 2018 compared to $453.4 million of facility operating expense in the prior year. The decrease was partially offset by an increase in labor expense at the communities we operated during both full years and by $17.9 million of facility operating expense for four communities acquired during 2018. Facility operating expense included costs related to our responses to hurricanes of $1.3 million in 2018 and $7.3 million in the prior year. Facility operating expense at the 664 communities we operated during both full years increased 4.6%, over the prior year, reflecting the impact of our investment in salaries and benefits and a tight labor market during 2018. We expect that our labor investments will continue into 2019. Additionally, costs for information technology systems and insurance expenses increased at the communities we operated during both full years.

Independent Living segment facility operating expense decreased $23.4 million, or 6.1%, primarily driven by the impact of dispositions of 27 communities since the beginning of the prior year, which incurred $48.2 million of facility operating expense during 2018 compared to $90.1 million of facility operating expense in the prior year. This decrease was partially offset by an increase in labor expense at the communities we operated during both full years and by $6.1 million of facility operating expense for one community acquired during 2018. Independent Living segment facility operating expense at the communities we operated during both full years was $282.2 million, an increase of $12.6 million, or 4.7%, over the prior year.

Assisted Living and Memory Care segment facility operating expense decreased $94.8 million, or 6.5%, primarily driven by the impact of dispositions of 177 communities since the beginning of the prior year, which incurred $145.1 million of facility operating expense in 2018 compared to $294.5 million of facility operating expense in the prior year. This decrease was partially offset by an increase in labor expense at the communities we operated during both full years and by $5.6 million of facility operating expense for two communities acquired during 2018. Assisted Living and Memory Care segment facility operating expense at the communities we operated during both full years was $1,176.7 million, an increase of $53.8 million, or 4.8%, over the prior year.

CCRCs segment facility operating expense decreased $38.6 million, or 10.6%, primarily driven by the impact of dispositions of 15 communities since the beginning of the prior year, which incurred $14.5 million of facility operating expense in 2018 compared to $68.7 million of facility operating expense in the prior year. The decrease was partially offset by $6.2 million of facility operating expense for one community acquired during 2018. CCRCs segment facility operating expense at the communities we operated during both full years was $282.7 million, an increase of $10.4 million, or 3.8%, over the prior year.

Health Care Services segment operating expense increased $8.0 million, or 2.0%, primarily due to an increase in labor costs arising from wage rate increases and the expansion of our hospice services. The increase was partially offset by the impact of the adoption of ASU 2014-09 on January 1, 2018 under the modified retrospective approach which resulted in a $6.9 million decrease to resident fee revenue and facility operating expense. See Note 2 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about ASU 2014-09.

General and Administrative Expense

General and administrative expense decreased $5.0 million, or 1.9%, over the prior year primarily due to a decrease in salaries and wages expense as a result of a reduction in our corporate associate headcount pursuant to the initiative to scale our general and administrative costs in connection with our portfolio optimization strategy. General and administrative expense included severance costs and retention costs of $12.3 million and $6.5 million, respectively, in 2018.

Transaction Costs

Transaction costs decreased $13.6 million to $9.0 million. Transaction costs in 2018 primarily included direct costs related to our assessment of options and alternatives to enhance stockholder value and community leasing activity, including lease terminations and modifications. Transaction costs in the prior year primarily included direct costs related to the formation of the Blackstone Venture, our assessment of options and alternatives to enhance stockholder value and community disposition activity.

Facility Lease Expense

Facility lease expense decreased $36.4 million, or 10.7%, primarily due to lease termination activity since the beginning of 2017.

Depreciation and Amortization

Depreciation and amortization expense decreased $34.6 million, or 7.2%, primarily due to disposition activity through sales and lease terminations since the beginning of the prior year.

Goodwill and Asset Impairment

During the year ended December 31, 2018, we recorded $489.9 million of non-cash impairment charges. The impairment charges included $351.7 million of goodwill within the Assisted Living and Memory Care segment, $78.0 million of property, plant and equipment and leasehold intangibles for certain communities, $33.4 million related to investments in unconsolidated ventures, $15.6 million related to communities identified as held for sale, and $9.1 million of intangible assets for health care licenses within the Health Care Services segment.

During the year ended December 31, 2017, we recorded $409.8 million of non-cash impairment charges. The impairment charges included $205.0 million of goodwill within the Assisted Living and Memory Care segment, $164.4 million of property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living and Memory Care segment, $25.8 million related to investments in unconsolidated ventures, and $14.6 million of intangible assets for healthcare licenses within the Health Care Services segment.

See "Critical Accounting Policies and Estimates" below and Note 5 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about our evaluations of goodwill and other assets for impairment and the related impairment charges.

Loss on Facility Lease Termination and Modification, Net

Loss on facility lease termination and modification, net increased $147.7 million to $162.0 million. In 2018, we recognized a $125.7 million loss on the restructuring of community leases with Ventas and $36.3 million of net losses on community lease termination activity. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about our community lease modification and termination activity.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $119.1 million, or 13.4%, primarily due to our entry into management agreements with the Blackstone Venture and the transition of communities previously leased from HCP and Welltower into the management services segment on an interim basis. Additionally, costs incurred on behalf of managed communities increased as a result of increases in salaries and wages and other facility operating expense at the communities managed in both full years and due to the impact of the adoption of ASU 2014-09, Revenue from Contracts with Customers on January 1, 2018 under the modified retrospective approach. The impact to each of revenue for reimbursed costs incurred on behalf of managed communities and reimbursed costs incurred on behalf of managed communities as a result of applying ASC 606 was an increase of $46.1 million for 2018. See Note 2 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about ASU 2014-09.

Interest Expense

Interest expense decreased by $45.9 million, or 14.1%, primarily due to capital and financing lease termination activity since the beginning of the prior year.

Equity in Earnings (Loss) of Unconsolidated Ventures

Equity in loss of unconsolidated ventures decreased by $6.0 million over the prior year primarily due to the sale of investments in unconsolidated ventures.

Gain on Sale of Assets, Net

Gain on sale of assets, net increased $274.0 million to $293.2 million. In 2018, we recognized gains for sales of communities, sales of investments in unconsolidated ventures, and the termination of financing leases. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about our disposition activity.

Income Taxes

The difference between the statutory tax rate and our effective tax rates for the years ended December 31, 2018 and 2017 is mainly due to the impact of the Tax Act recorded in 2017 as compared to 2018. In addition, there was an increase in 2018 resulting from additional nondeductible write-off of goodwill recorded in the year. We recorded an aggregate deferred federal, state and local tax benefit of $52.4 million as a result of the operating loss for the year ended December 31, 2018, which included an increase in the valuation allowance of $0.3 million. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of December 31, 2018 and December 31, 2017 was $336.4 million and $336.1 million, respectively.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the year ended December 31, 2018 and 2017 which are included in provision for income tax for the period. Tax returns for years 2014 through 2017 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

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

As of December 31, 2017 our total operations included 1,023 communities with a capacity to serve approximately 101,000 residents.

(dollars in thousands, except RevPAR and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2017	2016	Amount	Percent (1)
Statement of Operations Data:
Revenue
Resident fees
Independent Living	$654,196	$679,503	$(25,307)	(3.7)%
Assisted Living and Memory Care	2,210,688	2,419,459	(208,771)	(8.6)%
CCRCs	468,994	592,826	(123,832)	(20.9)%
Health Care Services	446,262	476,833	(30,571)	(6.4)%
Total resident fees	3,780,140	4,168,621	(388,481)	(9.3)%
Management services (2)	966,976	808,359	158,617	19.6%
Total revenue	4,747,116	4,976,980	(229,864)	(4.6)%
Expense
Facility operating expense
Independent Living	382,779	384,973	(2,194)	(0.6)%
Assisted Living and Memory Care	1,461,630	1,542,642	(81,012)	(5.3)%
CCRCs	362,832	459,417	(96,585)	(21.0)%
Health Care Services	394,914	412,370	(17,456)	(4.2)%
Total facility operating expense	2,602,155	2,799,402	(197,247)	(7.0)%
General and administrative expense	255,446	313,409	(57,963)	(18.5)%
Transaction costs	22,573	3,990	18,583	NM
Facility lease expense	339,721	373,635	(33,914)	(9.1)%
Depreciation and amortization	482,077	520,402	(38,325)	(7.4)%
Goodwill and asset impairment	409,782	248,515	161,267	64.9%
Loss on facility lease termination	14,276	11,113	3,163	28.5%
Costs incurred on behalf of managed communities	891,131	737,597	153,534	20.8%
Total operating expense	5,017,161	5,008,063	9,098	0.2%
Income (loss) from operations	(270,045)	(31,083)	(238,962)	NM
Interest income	4,623	2,933	1,690	57.6%
Interest expense	(326,154)	(385,617)	(59,463)	(15.4)%
Debt modification and extinguishment costs	(12,409)	(9,170)	3,239	35.3%
Equity in earnings (loss) of unconsolidated ventures	(14,827)	1,660	(16,487)	NM
Gain on sale of assets, net	19,273	7,218	12,055	167.0%
Other non-operating income	11,418	14,801	(3,383)	(22.9)%
Income (loss) before income taxes	(588,121)	(399,258)	188,863	47.3%
Benefit (provision) for income taxes	16,515	(5,378)	21,893	NM
Net income (loss)	(571,606)	(404,636)	166,970	41.3%
Net (income) loss attributable to noncontrolling interest	187	239	(52)	(21.8)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(571,419)	$(404,397)	$167,022	41.3%

	Years Ended December 31,		Increase (Decrease)
	2017	2016	Amount	Percent (1)
Selected Operating and Other Data:
Number of communities operated and managed (period end)	1,023	1,055	(32)	(3.0)%
Units operated and managed
Period end	100,582	102,768	(2,186)	(2.1)%
Weighted average	101,779	106,122	(4,343)	(4.1)%
Owned/leased units
Period end	66,641	77,135	(10,494)	(13.6)%
Weighted average	71,365	79,932	(8,567)	(10.7)%
RevPAR (3)	$3,890	$3,845	$45	1.2%
Owned/leased communities occupancy rate (weighted average)	85.0%	86.0%	(1.0)%	(1.2)%
RevPOR (4)	$4,578	$4,468	$110	2.5%
Selected Segment Operating and Other Data:
Independent Living
Number of communities (period end)	84	93	(9)	(9.7)%
Total units
Period end	15,042	17,017	(1,975)	(11.6)%
Weighted average	16,124	17,103	(979)	(5.7)%
RevPAR (3)	3,381	3,311	70	2.1%
Occupancy rate (weighted average)	87.7%	89.0%	(1.3)%	(1.5)%
RevPOR (4)	$3,854	$3,720	$134	3.6%
Assisted Living and Memory Care
Number of communities (period end)	682	768	(86)	(11.2)%
Total units
Period end	44,773	50,682	(5,909)	(11.7)%
Weighted average	47,523	52,777	(5,254)	(10.0)%
RevPAR (3)	3,877	3,820	57	1.5%
Occupancy rate (weighted average)	84.3%	85.5%	(1.2)%	(1.4)%
RevPOR (4)	$4,597	$4,468	$129	2.9%
CCRCs
Number of communities (period end)	28	41	(13)	(31.7)%
Total units
Period end	6,826	9,436	(2,610)	(27.7)%
Weighted average	7,718	10,052	(2,334)	(23.2)%
RevPAR (3)	5,032	4,880	152	3.1%
Occupancy rate (weighted average)	83.1%	83.8%	(0.7)%	(0.8)%
RevPOR (4)	$6,059	$5,824	$235	4.0%
Management Services
Number of communities (period end)	229	153	76	49.7%
Total units
Period end	33,941	25,633	8,308	32.4%
Weighted average	30,414	26,190	4,224	16.1%
Occupancy rate (weighted average)	85.0%	87.0%	(2.0)%	(2.3)%
Health Care Services
Home Health average daily census	15,092	15,067	25	0.2%
Hospice average daily census	1,096	767	329	42.9%
Outpatient Therapy treatment codes	744,924	1,713,733	(968,809)	(56.5)%

(1)	NM - Not meaningful

(2)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(3)
RevPAR, or average monthly senior housing resident fee revenues per available unit, is defined by the Company as resident fee revenues, excluding Health Care Services segment revenue and entrance fee amortization, for the corresponding portfolio for the period, divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period.

(4)
RevPOR, or average monthly senior housing resident fee revenues per occupied unit, is defined by the Company as resident fee revenues, excluding Health Care Services segment revenue and entrance fee amortization, for the corresponding portfolio for the period, divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period.

Resident Fees

Resident fee revenue decreased $388.5 million, or 9.3%, compared to the prior year primarily due to disposition activity through sales and lease terminations of 165 communities since the beginning of the prior year. Weighted average occupancy decreased 130 basis points at the 766 communities we owned or leased during both full years, which reflects the impact of new competition in our markets.  Additionally, Health Care Services segment revenue decreased $30.6 million, or 6.4%, primarily due to a decrease in volume for outpatient therapy services and a decrease in reimbursement rates for home health services. The 165 communities disposed of subsequent to the beginning of the prior year (including the 62 communities for which the financial results were deconsolidated from our financial statements prospectively upon formation of the Blackstone Venture on March 29, 2017) generated $172.6 million of revenue during 2017 compared to $543.3 million of revenue in the prior year. The decrease in resident fee revenue was partially offset by a 2.5% increase in RevPOR.

Independent Living segment revenue decreased $25.3 million, or 3.7%, primarily due to the impact of dispositions of 12 communities since the beginning of the prior year, which generated $26.5 million of revenue during 2017 compared to $63.8 million of revenue in the prior year. Independent Living segment revenue at the communities we operated during both full years was $571.7 million during 2017, an increase of $2.2 million, or 0.4%, over the prior year, primarily due to a 1.8% increase in RevPOR at these communities, partially offset by a 120 basis point decrease in weighted average occupancy at these communities.

Assisted Living and Memory Care segment revenue decreased $208.8 million, or 8.6%, primarily due to the impact of dispositions of 138 communities since the beginning of the prior year, which generated $97.9 million of revenue during 2017 compared to $310.3 million of revenue in the prior year. Assisted Living and Memory Care segment revenue at the communities we operated during both full years was $2,043.8 million during 2017, a decrease of $0.9 million over the prior year, primarily due to a 140 basis point decrease in weighted average occupancy at these communities, partially offset by a 1.8% increase in RevPOR at these communities.

CCRCs segment revenue decreased $123.8 million, or 20.9%, primarily due to the impact of dispositions of 15 communities since the beginning of the prior year, which generated $48.1 million of revenue during 2017 compared to $169.3 million of revenue in the prior year. CCRCs segment revenue at the communities we operated during both full years was $368.2 million during 2017, an increase of $4.9 million, or 1.4%, over the prior year, primarily due to a 1.7% increase in RevPOR at these communities, partially offset by a 30 basis point decrease in weighted average occupancy at these communities.

Health Care Services segment revenue decreased $30.6 million, or 6.4%, primarily due to a decrease in volume for outpatient therapy services and a decrease in reimbursement rates for home health services. During the three months ended December 31, 2016, we significantly reduced the number of outpatient therapy clinics located in our communities as lower reimbursement rates and lower utilization made the business less attractive. These decreases were partially offset by an increase in volume for hospice services. Despite an increase over the prior year period, our home health average daily census was negatively impacted by interruptions to service by Hurricane Irma in Florida. For home health in 2017, CMS implemented a net 0.7% reimbursement reduction, consisting of a 2.8% market basket inflation increase, less a 0.3% productivity reduction, a 2.3% rebasing adjustment, and a 0.9% reduction to account for industry wide case-mix growth. As a result, our home health reimbursement was reduced by approximately 3.2% compared to the prior year period.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $158.6 million, or 19.6%, over the prior year primarily due to our entry into management agreements with the Blackstone Venture. Management fees of $75.8 million for 2017 include $5.6 million of management fees attributable to communities for which our management agreements were terminated in 2017.

Facility Operating Expense

Facility operating expense decreased $197.2 million, or 7.0%, over the prior year. Facility operating expense in 2017 includes $7.3 million of costs related to our response to Hurricanes Harvey and Irma. The decrease in facility operating expense was primarily due to disposition activity through sales and lease terminations of 165 communities since the beginning of the prior year, which incurred $135.0 million of facility operating expense during 2017 compared to $413.1 million of facility operating expense in the prior year. Additionally, Health Care Services segment facility operating expense decreased $17.5 million, or 4.2%, primarily due to a decrease in volume for outpatient therapy services. These decreases were partially offset by an increase in salaries and wages arising from wage rate increases at the communities we operated during both full years and a $23.3 million increase in insurance expense related to positive changes in the prior year to estimates in general liability and professional liability and workers compensation expense.

Independent Living segment facility operating expense decreased $2.2 million, or 0.6%, primarily driven by the impact of dispositions of 12 communities since the beginning of the prior year, which incurred $17.9 million of facility operating expense during 2017 compared to $40.1 million of facility operating expense in the prior year. This decrease was partially offset by an increase in salaries and wages arising from wage rate increases. Independent Living segment facility operating expense, excluding costs related to hurricanes, at the communities we operated during both full years were $327.8 million, an increase of $11.0 million, or 3.5%, over the prior year.

Assisted Living and Memory Care segment facility operating expense decreased $81.0 million, or 5.3%, primarily driven by the impact of dispositions of 138 communities since the beginning of the prior year, which incurred $76.3 million of facility operating expense in 2017 compared to $231.4 million of facility operating expense in the prior year. This decrease was partially offset by an increase in salaries and wages arising from wage rate increases at the communities we operated during both full years and a $21.0 million increase in insurance expense related to positive changes in the prior year to estimates in general liability and professional liability and workers compensation expense. Assisted Living and Memory Care segment facility operating expense, excluding costs related to hurricanes, at the communities we operated during both full years were $1,330.2 million, an increase of $54.9 million, or 4.3%, over the prior year.

CCRCs segment facility operating expense decreased $96.6 million, or 21.0%, primarily driven by the impact of dispositions of 15 communities since the beginning of the prior year, which incurred $40.9 million of facility operating expense in 2017 compared to $141.7 million of facility operating expense in the prior year. CCRCs segment facility operating expense, excluding costs related to hurricanes, at the communities we operated during both full years were $280.2 million, an increase of $3.2 million, or 1.2%, over the prior year.

Health Care Services segment operating expense decreased $17.5 million, or 4.2%, primarily due to a decrease in volume for outpatient therapy services. During the three months ended December 31, 2016, we significantly reduced the number of outpatient therapy clinics located in our communities as lower reimbursement rates and lower utilization made the business less attractive.

General and Administrative Expense

General and administrative expense decreased $58.0 million, or 18.5%, over the prior year primarily due to a $47.4 million decrease in integration and strategic project costs. Strategic project costs were $2.8 million during 2017 compared to integration and strategic project costs of $50.2 million in the prior year. Integration costs for 2016 include transition costs associated with organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of acquired communities (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Strategic project costs for 2016 include costs associated with strategic projects related to refining our strategy, building out enterprise-wide capabilities (including EMR roll-out projects) and reducing costs and achieving synergies by capitalizing on scale. Additionally, a reduction in corporate associate headcount resulted in decreased salaries and wage expenses in 2017.

Transaction Costs

Transaction costs increased $18.6 million. Transaction costs in 2017 were primarily direct costs related to the formation of the Blackstone Venture and our assessment of options and alternatives to enhance stockholder value. Transaction costs in the prior year were primarily direct costs related to community disposition activity.

Facility Lease Expense

Facility lease expense decreased $33.9 million, or 9.1%, primarily due to lease termination activity since the beginning of the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased $38.3 million, or 7.4%, primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year.

Goodwill and Asset Impairment

During the year ended December 31, 2017, we recorded $409.8 million of non-cash impairment charges. The impairment charges included $205.0 million of goodwill within the Assisted Living and Memory Care segment, $164.4 million of property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living and Memory Care segment, $25.8 million related to investments in unconsolidated ventures, and $14.6 million of intangible assets for health care licenses within the Health Care Services segment.

During the year ended December 31, 2016, we recorded impairment charges of $248.5 million. We recorded property, plant and equipment and leasehold intangibles impairment charges of $166.2 million for the year ended December 31, 2016, primarily due to lower than expected operating performance at certain properties and to reflect the amount by which the carrying values of assets exceeded their estimated fair value. We recorded $15.8 million of impairment charges related to communities identified as assets held for sale, primarily due to excess of carrying value, including allocated goodwill, over the estimated selling price less costs to dispose. We recorded $36.8 million of impairment charges related to investments in unconsolidated ventures, primarily due to lower than expected operating performance at the communities owned by the unconsolidated ventures and these charges reflect the amount by which the carrying values of the investments exceeded their estimated fair value. Additionally, we recorded $28.2 million and $1.5 million of impairment charges related to community purchase options and healthcare licenses, respectively. These impairment charges were primarily due to lower than expected operating performance at the communities subject to the community purchase options and reflect the amount by which the carrying values of the community purchase options exceeded their estimated fair value.

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

Equity in Earnings (Loss) of Unconsolidated Ventures

Equity in earnings (loss) of unconsolidated ventures decreased by $16.5 million over the prior year. Equity in loss of unconsolidated ventures of $14.8 million in 2017 includes losses for the Blackstone Venture, which was formed subsequent to the prior year, and the impact of additional interest expense incurred as a result of non-recourse mortgage financing obtained by the CCRC Venture subsequent to the prior year.

Gain on Sale of Assets, Net

Gain on sale of assets, net increased $12.1 million, or 167.0%, primarily due to an $11.4 million gain on sale of assets recognized during 2017 for the termination of financing lease obligations for 21 communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement for accounting purposes.

Other Non-operating Income

Other non-operating income decreased by $3.4 million, or 22.9%, primarily due to decreased insurance recoveries for property losses.

Income Taxes

On December 22, 2017, the President signed into law the Tax Act, a bill reforming the US corporate income tax code which, among other reforms, reduced our federal corporate tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. The carrying value of our deferred tax assets and liabilities is determined by the enacted federal corporate income tax rate. Consequently, changes in the federal corporate income tax rate impacted the carrying value of our net deferred tax liability position subsequent to the enactment date. Under the new federal corporate income tax rate of 21%, net deferred income tax assets decreased by $108.1 million and our valuation allowance decreased by $172.2 million. In addition to the impact of the federal corporate income tax rate, the change in corporate tax law reduced our valuation allowance by an additional $50.6 million. The net effect of the tax reform enactment on our consolidated financial statements was a benefit of $114.7 million which was reflected in our consolidated statement of operations for the year ended December 31, 2017. Reasonable estimates for our state and local provision were made based on our analysis of tax reform. These provisional amounts were adjusted during the year ended December 31, 2018. Please see Note 16 to the consolidated financial statements for a discussion of the adjustment.

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

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2018	2017	Amount	Percent
Net cash provided by operating activities	$203,961	$378,359	$(174,398)	(46.1)%
Net cash provided by (used in) investing activities	288,774	(602,333)	891,107	147.9%
Net cash (used in) provided by financing activities	(325,063)	229,198	(554,261)	(241.8)%
Net increase in cash, cash equivalents and restricted cash	167,672	5,224	162,448	NM
Cash, cash equivalents and restricted cash at beginning of year	282,546	277,322	5,224	1.9%
Cash, cash equivalents and restricted cash at end of year	$450,218	$282,546	$167,672	59.3%

The decrease in net cash provided by operating activities of $174.4 million was attributable primarily to cash payments to terminate community operating leases during the current year, an increase in facility operating expense at the communities operated during both full years, and the impact of disposition activity through sales and lease terminations since the beginning of the prior year.

The change in net cash provided by (used in) investing activities of $891.1 million was primarily attributable to a $429.3 million increase in net proceeds from the sale of assets, net sales of $278.5 million of marketable securities during the current year, net purchases of $291.2 million of marketable securities during the prior year, and our contribution of $179.2 million in connection with the formation of the Blackstone Venture during the prior year. These changes were partially offset by $271.8 million of cash paid for the acquisition of six communities.

The change in net cash (used in) provided by financing activities was primarily attributable to our cash settlement of the aggregate principal amount of the $316.3 million of 2.75% convertible senior notes during June 2018, the repayment of mortgage debt for community dispositions, and a decrease in proceeds from debt compared to the prior year.

Our principal sources of liquidity have historically been from:

•	cash balances on hand, cash equivalents and marketable securities;

•	cash flows from operations;

•	proceeds from our credit facilities;

•	funds generated through unconsolidated venture arrangements;

•	proceeds from mortgage financing, refinancing of various assets or sale-leaseback transactions;

•	funds raised in the debt or equity markets; and

•	proceeds from the disposition of assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;

•	operating costs such as employee compensation and related benefits, severance costs, general and administrative expense and supply costs;

•	debt service and lease payments;

•	acquisition consideration, lease termination and restructuring costs, and transaction and integration costs;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our current communities and the development of new communities;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorizations;

•	other corporate initiatives (including integration, information systems, branding and other strategic projects); and

•	prior to 2009, dividend payments.

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;

•	operating costs such as employee compensation and related benefits, severance costs, general and administrative expense and supply costs;

•	debt service and lease payments;

•	transaction costs and expansion of our healthcare services;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our existing communities;

•	cash funding needs of our unconsolidated ventures for operating, capital expenditure and financing needs;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorization; and

•	other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of December 31, 2018, we had two principal corporate-level debt obligations: our secured credit facility providing commitments of $250.0 million and our separate unsecured letter of credit facility providing for up to $66.2 million of letters of credit. As of December 31, 2018, 94.9%, or $3.5 billion, of our total debt obligations represent non-recourse property-level mortgage financings.

As of December 31, 2018, we had $3.6 billion of debt outstanding, excluding capital and financing lease obligations, at a weighted-average interest rate of 4.8%. No balance was drawn on our secured credit facility as of December 31, 2018. As of December 31, 2018, we had $0.9 billion of capital and financing lease obligations and $106.8 million of letters of credit had been issued under our secured credit facility and separate unsecured letter of credit facility. For the year ending December 31, 2019, we will be required to make approximately $88.3 million and $310.3 million of cash payments in connection with our existing capital and financing leases and our operating leases, respectively.

Total liquidity of $592.5 million as of December 31, 2018 included $398.3 million of unrestricted cash and cash equivalents (excluding restricted cash and lease security deposits of $100.2 million in the aggregate), $14.9 million of marketable securities, and $179.4 million of availability on our secured credit facility.

As of December 31, 2018, we had $0.7 million of positive working capital. Due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations generally result in a very low level of current assets primarily stemming from our deployment of cash to pay down long-term liabilities, to fund capital expenditures, and to pursue transaction opportunities. As of December 31, 2018, the current portion of long-term debt was $294.4 million, including $31.2 million of mortgage debt related to 13 communities classified as held for sale as of December 31, 2018.

Our capital expenditures are comprised of community-level, corporate and development capital expenditures. Community-level capital expenditures include recurring expenditures (routine maintenance of communities over $1,500 per occurrence, including for unit turnovers (subject to a $500 floor)) and community renovations, apartment upgrades and other major building infrastructure projects. Corporate and other capital expenditures include those for information technology systems and equipment, the expansion of our support platform and healthcare services programs, and the remediation or replacement of assets as a result of casualty losses. Development capital expenditures include community expansions and major community redevelopment and repositioning projects, including our Program Max initiative, and the development of new communities.

Through our Program Max initiative, we intend to expand, renovate, redevelop and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These Program Max projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present or physical plant modifications. We currently have six Program Max projects that have been approved, most of which have begun construction and are expected to generate 69 net new units.

Following Hurricane Irma in 2017, legislation was adopted in the State of Florida in March 2018 that requires skilled nursing homes and assisted living and memory care communities in Florida to obtain generators and fuel necessary to sustain operations and maintain comfortable temperatures in the event of a power outage. Our impacted Florida communities must comply with the requirements by January 1, 2019, subject to extension in certain circumstances. We made approximately $12.1 million of capital expenditures in 2018, and we expect to make approximately $4.5 million of capital expenditures in 2019, to comply with this legislation. In addition, our 2018 non-development capital expenditures included approximately $5.4 million of capital expenditures at our communities for remediation costs related to Hurricanes Irma and Harvey.

The following table summarizes our actual 2018 capital expenditures for our consolidated business:

(in millions)	Actual 2018
Community-level capital expenditures, net (1)	$128.8
Corporate (2)	53.4
Non-development capital expenditures, net (3)	182.2
Development capital expenditures, net (4)	24.7
Total capital expenditures, net	$206.9

(1)	Reflects the amount invested, net of lessor reimbursements of $12.2 million.

(2)
Includes $17.5 million of remediation costs at our communities resulting from Hurricanes Harvey and Irma and for the acquisition of emergency power generators at our impacted Florida communities. Amounts exclude reimbursement from our property and casualty insurance policies of approximately $1.3 million.

(3)	Amount is included in Adjusted Free Cash Flow.

(4)	Reflects the amount invested, net of lessor reimbursements of $1.7 million.

During 2018 we completed an intensive review of our community-level capital expenditure needs with a focus on ensuring that our communities are in appropriate physical condition to support our strategy and determining what additional investments are needed to protect the value of our community portfolio. As a result of that review, we have budgeted to make significant additional near-term investments in our communities, a portion of which will be reimbursed by our lessors. In the aggregate, we expect our full-year 2019 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $250 million. For 2019, this includes an increase of approximately $75 million in our community-level capital expenditures relative to 2018, primarily attributable to major building infrastructure projects. We also expect our full-year 2019 development capital expenditures, net of anticipated lessors reimbursements, to be approximately $30 million. We anticipate that our 2019 capital expenditures will be funded from cash on hand, cash flows from operations, and, if necessary, amounts drawn on our secured credit facility. With this additional investment in our communities, we expect our Adjusted Free Cash Flow to be negative for 2019. In addition, we expect that our 2020 community-level capital expenditures will continue to be elevated relative to 2018, but lower than 2019.

Execution on our strategy, including completing our capital expenditure plans and pursuing expansion of our healthcare services, may require additional capital. We expect to continue to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities. Any such sale of additional equity securities will dilute the percentage ownership of our existing stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to forego, delay or abandon our plans.

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

Company Indebtedness, Long-Term Leases and Hedging Agreements

Indebtedness

As of December 31, 2018, we had two principal corporate-level debt obligations: our secured credit facility providing commitments of $250.0 million and our separate unsecured letter of credit facility providing for up to $66.2 million of letters of credit. As of December 31, 2018, 94.9%, or $3.5 billion, of our total debt obligations represent non-recourse property-level mortgage financings.

Credit Facilities

On December 5, 2018, we entered into a Fifth Amended and Restated Credit Agreement with Capital One, National Association, as administrative agent, lender and swingline lender and the other lenders from time to time parties thereto (the “Amended Agreement”). The Amended Agreement amended and restated in its entirety our Fourth Amended and Restated Credit Agreement dated as of December 19, 2014 (the “Original Agreement”). The Amended Agreement provides commitments for a $250 million revolving credit facility with a $60 million sublimit for letters of credit and a $50 million swingline feature. We have a one-time right under the Amended Agreement to increase commitments on the revolving credit facility by an additional $100 million, subject to obtaining commitments for the amount of such increase from acceptable lenders. The Amended Agreement provides us a one-time right to reduce the amount of the revolving credit commitments, and we may terminate the revolving credit facility at any time, in each case without payment of a premium or penalty. The Amended Agreement extended the maturity date of the Original

Agreement from January 3, 2020 to January 3, 2024 and decreased the interest rate payable on drawn amounts. Amounts drawn under the facility will continue to bear interest at 90-day LIBOR plus an applicable margin; however, the Amended Agreement reduced the applicable margin from a range of 2.50% to 3.50% to a range of 2.25% to 3.25%. The applicable margin varies based on the percentage of the total commitment drawn, with a 2.25% margin at utilization equal to or lower than 35%, a 2.75% margin at utilization greater than 35% but less than or equal to 50%, and a 3.25% margin at utilization greater than 50%. A quarterly commitment fee continues to be payable on the unused portion of the facility at 0.25% per annum when the outstanding amount of obligations (including revolving credit and swingline loans and letter of credit obligations) is greater than or equal to 50% of the revolving credit commitment amount or 0.35% per annum when such outstanding amount is less than 50% of the revolving credit commitment amount.
The credit facility is secured by first priority mortgages on certain of our communities. In addition, the Amended Agreement permits us to pledge the equity interests in subsidiaries that own other communities and grant negative pledges in connection therewith (rather than mortgaging such communities), provided that not more than 10% of the borrowing base may result from communities subject to negative pledges. Availability under the revolving credit will vary from time to time based on borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and our consolidated fixed charge coverage ratio.
The Amended Agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. Amounts drawn on the credit facility may be used for general corporate purposes.
As of December 31, 2018, no borrowings were outstanding on the revolving credit facility, $40.7 million of letters of credit were outstanding, and the revolving credit facility had $179.4 million of availability. We also had a separate unsecured letter of credit facility providing for up to $66.2 million of letters of credit as of December 31, 2018. Letters of credit totaling $66.1 million had been issued under the separate facility as of that date.

Long-Term Leases

As of December 31, 2018, we operated 343 communities under long-term leases (252 operating leases and 91 capital and financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. We typically guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in leased property revenue or the consumer price index. We are responsible for all operating costs, including repairs, property taxes and insurance. The initial lease terms primarily vary from 10 to 20 years and generally include renewal options ranging from 5 to 20 years. The remaining initial lease terms vary from less than 1 year to 14 years and generally provide for renewal or extension options and in some instances, purchase options.

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions and financial covenants, such as those requiring us to maintain prescribed minimum net worth and stockholders’ equity levels and lease coverage ratios, and not to exceed prescribed leverage ratios as further described below. In addition, our lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements. Certain leases contain cure provisions, which generally allow us to post an additional lease security deposit if the required covenant is not met.

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

For the year ended December 31, 2018, our cash lease payments for our capital and financing leases and our operating leases were $132.5 million and $324.9 million, respectively. For the year ending December 31, 2019, we will be required to make approximately $88.3 million and $310.3 million of cash lease payments in connection with our existing capital and financing leases and our operating leases, respectively. Our capital expenditure plans for 2019 include required minimum spend of approximately $12 million for capital expenditures under certain of our community leases, and thereafter we are required to spend an average of approximately $20 million per year under the initial lease terms of such leases.

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

As of December 31, 2018, we are in compliance with the financial covenants of our debt agreements and long-term leases.

Derivative Instruments

In the normal course of business, we enter into interest rate agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of December 31, 2018, $1.1 billion of our long-term debt, excluding capital and financing lease obligations, is variable rate debt subject to interest rate cap agreements. The remaining $276.2 million of our long-term variable rate debt is not subject to any interest rate cap agreements.

Contractual Commitments

The following table presents a summary of our material indebtedness, including the related interest payments, lease and other contractual commitments, as of December 31, 2018.

		Payments Due during the Year Ending December 31,
(in millions)	Total	2019	2020	2021	2022	2023	Thereafter

Contractual Obligations:
Long-term debt and line of credit obligations (1)	$4,669.3	$474.9	$546.7	$473.7	$442.0	$376.6	$2,355.4
Capital and financing lease obligations (2)	1,503.8	88.3	98.5	90.2	91.6	93.1	1,042.1
Operating lease obligations (2)	2,272.0	310.3	307.5	290.7	291.1	285.7	786.7
Total contractual obligations	$8,445.1	$873.5	$952.7	$854.6	$824.7	$755.4	$4,184.2

Total commercial construction commitments	$13.7	$13.7	$—	$—	$—	$—	$—

(1)	Includes contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the December 31, 2018 rate.

(2)
Reflects future cash payments after giving effect to non-contingent lease escalators and assumes payments on variable rate instruments at the December 31, 2018 rate. Additionally, the contractual obligation amounts include the residual value for financing lease obligations.

The foregoing amounts exclude outstanding letters of credit aggregating to $106.8 million as of December 31, 2018.

Impacts of Inflation

Resident fees and management fees are our primary sources of revenue. These revenues are affected by the amount of the monthly resident fee rates we charge and community occupancy rates. The rates charged at communities are highly dependent on local market conditions and the competitive environment in which the communities operate. Substantially all of our senior housing residency agreements allow for adjustments in the monthly fee payable every 12 or 13 months which enables us to seek increases in monthly fees due to inflation, increased levels of care or other factors. Any pricing increases would be subject to market and competitive conditions and could result in a decrease in occupancy in the communities. We believe, however, that our ability to periodically adjust the monthly fee serves to reduce the adverse effect of inflation. In addition, salaries, wages and benefits costs are a principal element of facility operating expense and are also dependent upon local market conditions and general inflationary pressures. There can be no assurance that monthly resident fee rates can be increased, or that costs will not increase, above inflation rates whether due to inflation or other causes.

Increases in prevailing interest rates as a result of inflation or other factors will increase our payment obligations on our variable-rate obligations to the extent they are un-hedged and may increase our future borrowing and hedging costs. Although we have interest rate cap agreements in place for a majority of our variable-rate debt, these agreements only limit our exposure to increases in interest rates above certain levels and generally must be renewed every two to three years. As of December 31, 2018, $276.2 million of our outstanding variable-rate indebtedness is not subject to interest rate cap agreements.

Off-Balance Sheet Arrangements

As of December 31, 2018, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate, or different estimates that could have been selected, could have a material impact on our consolidated results of operations or financial condition. We have identified the following critical accounting policies that affect estimates and judgments.

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

Income Taxes

We account for income taxes under the provisions of Accounting Standards Codification ("ASC") 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of December 31, 2018 and 2017, we have a valuation allowance against deferred tax assets of approximately $336.4 million and $336.1 million, respectively. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in income. This determination will be made by considering various factors, including the reversal and timing of existing temporary differences, tax planning strategies and estimates of future taxable income exclusive of the reversal of temporary differences, although we are currently precluded under GAAP from considering estimates of future taxable income in our analysis due to our cumulative historical operating losses.

Lease Accounting

We determine whether to account for our leases as either operating, capital, or financing leases depending on the underlying terms. As of December 31, 2018, we operated 343 communities under long-term leases with operating, capital and financing lease obligations. The determination of this classification requires judgment. Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements. Communities under operating leases are accounted for in our consolidated statements of operations as lease expenses for actual rent paid plus or minus straight-line adjustments for minimum lease escalators as well as amortization of above/below market rents and deferred gains. For communities under capital and financing lease obligation arrangements, a liability is established on our balance sheets and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligations. For capital lease assets, the asset is depreciated over the remaining lease term unless there is a bargain purchase option in which case the asset is depreciated over the useful life. For financing lease assets, the asset is depreciated over the useful life of the asset. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale-leaseback transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options.

Goodwill Impairment

As of December 31, 2018 and 2017, we had goodwill balances of $154.1 million and $505.8 million, respectively. Goodwill recorded in connection with business combinations is allocated to the respective reporting unit and included in our application of the provisions of ASC 350, Intangibles – Goodwill and Other ("ASC 350").

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

During the three months ended September 30, 2017, we identified qualitative indicators of impairment of our goodwill, including a significant decline in our stock price and market capitalization for a sustained period since the last testing date, significant underperformance relative to historical and projected operating results, and an increased competitive environment in the senior living industry. Based upon our qualitative assessment, we performed an interim quantitative goodwill impairment test as of September 30, 2017, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. Based on the results of the quantitative goodwill impairment test, we determined that the carrying amount of our Assisted Living and Memory Care reporting unit exceeded its estimated fair value by $205.0 million as of September 30, 2017. As a result, we recorded a non-cash impairment charge of $205.0 million to goodwill within the Assisted Living and Memory Care operating segment for the three months ended September 30, 2017. As of September 30, 2017, we concluded that there was no impairment of goodwill for the Independent Living and Health Care Services reporting units.

During 2018, we identified qualitative indicators of impairment of our goodwill, including a significant decline in our stock price and market capitalization for a sustained period during the three months ended March 31, 2018. As a result, we performed an interim quantitative goodwill impairment test as of March 31, 2018, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. In estimating the fair value of the reporting units for purposes of the quantitative goodwill impairment test, we utilized an income approach, which included future cash flow projections that are developed internally. Based on the results of the quantitative goodwill impairment test, we determined that the carrying value of our Assisted Living and Memory Care segment exceeded its estimated fair value by more than the $351.7 million carrying value as of March 31, 2018. As a result, we recorded a non-cash impairment charge of $351.7 million to goodwill within the Assisted Living and Memory Care segment for the three months ended March 31, 2018.

As of October 1, 2018 and December 31, 2018, we concluded that there was no impairment of goodwill for the Independent Living and Health Care Services reporting units. Based on the results of the annual quantitative goodwill impairment test, we determined that the estimated fair value of our Health Care Services reporting unit exceeded its carrying value by approximately 17%. Goodwill allocated to our Health Care Services reporting units is $126.8 million as of December 31, 2018.

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

Property, Plant and Equipment and Leasehold Intangibles Impairment

As of December 31, 2018 and 2017, our long-lived assets were comprised primarily of $5.3 billion and $5.9 billion of net property, plant and equipment and leasehold intangibles, respectively. In accounting for our property, plant and equipment and leasehold intangibles, we apply the provisions of ASC 360, Property, Plant and Equipment. Acquisitions are accounted for using the purchase method of accounting and the purchase prices are assigned to acquired assets and liabilities based on their estimated fair values.

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

During 2018, 2017 and 2016 we evaluated long-lived depreciable assets and determined in each year that the undiscounted cash flows exceeded the carrying value of these assets for all except a small number of communities. Estimated fair values were determined for these certain properties and we recorded asset impairment charges of $78.0 million, $164.4 million and $166.2 million for 2018, 2017 and 2016, respectively, for property, plant and equipment and leasehold intangibles. These impairment charges are primarily due to our decision to dispose of assets, either through sales or lease terminations, or lower than expected performance of the underlying communities and equal the amount by which the carrying values of the assets exceed the estimated fair value.

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

Adjusted EBITDA provides us with a measure of operating performance, independent of items that are beyond the control of management in the short-term, such as the change in the liability for the obligation to provide future services under existing lifecare contracts, depreciation and amortization (including non-cash impairment charges), straight-line lease expense (income), taxation and interest expense associated with our capital structure. This metric measures our operating performance based on operational factors that management can impact in the short-term, namely revenues and the cost structure or expenses of the organization. Adjusted EBITDA is one of the metrics used by senior management and our Board of Directors to review the operating performance of the business on a regular basis. We believe that Adjusted EBITDA is also used by research analysts and investors to evaluate the performance of and value companies in our industry.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Years Ended December 31,
(in thousands)	2018	2017	2016
Net income (loss)	$(528,352)	$(571,606)	$(404,636)
(Benefit) provision for income taxes	(49,456)	(16,515)	5,378
Equity in loss (earnings) of unconsolidated ventures	8,804	14,827	(1,660)
Debt modification and extinguishment costs	11,677	12,409	9,170
(Gain) loss on sale of assets	(293,246)	(19,273)	(7,218)
Other non-operating income	(14,099)	(11,418)	(14,801)
Interest expense	280,269	326,154	385,617
Interest income	(9,846)	(4,623)	(2,933)
Income (loss) from operations	(594,249)	(270,045)	(31,083)
Depreciation and amortization	447,455	482,077	520,402
Goodwill and asset impairment	489,893	409,782	248,515
Loss on facility lease termination and modification, net	162,001	14,276	11,113
Straight-line lease (income) expense	(17,218)	(20,990)	(6,097)
Amortization of deferred gain	(4,358)	(4,366)	(4,372)
Non-cash stock-based compensation expense	26,067	27,832	32,285
Adjusted EBITDA (1)	$509,591	$638,566	$770,763

(1)
The calculation of Adjusted EBITDA includes transaction and organizational restructuring costs of $28.1 million for the year ended December 31, 2018, transaction and strategic project costs of $25.4 million for the year ended December 31, 2017 and integration, transaction and strategic project costs of $54.2 million for the year ended December 31, 2016. Transaction costs include third party costs directly related to acquisition and disposition activity, community financing and leasing activity, our assessment of options and alternatives to enhance stockholder value, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance and retention costs. Strategic project costs include costs associated with certain strategic projects related to refining our strategy, building out enterprise-wide capabilities (including the EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale. Integration costs include transition costs associated with organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of acquired communities (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects.

Adjusted Free Cash Flow

Definition of Adjusted Free Cash Flow

We define Adjusted Free Cash Flow as net cash provided by (used in) operating activities before: changes in operating assets and liabilities; gain (loss) on facility lease termination and modification; and distributions from unconsolidated ventures from cumulative share of net earnings; plus: proceeds from refundable entrance fees, net of refunds; and property insurance proceeds; less: lease financing debt amortization and Non-Development CapEx. Non-Development CapEx is comprised of corporate and community-level capital expenditures, including those related to maintenance, renovations, upgrades and other major building infrastructure projects for our communities. Non-Development CapEx does not include capital expenditures for community expansions and major community redevelopment and repositioning projects, including our Program Max initiative, and the development of new communities. Amounts of Non-Development CapEx are presented net of lessor reimbursements in the calculation of Adjusted Free Cash Flow.

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

We adopted ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") on January 1, 2018 and have applied ASU 2016-15 retrospectively for all periods presented. Among other things, ASU 2016-15 provides that debt prepayment and extinguishment costs will be classified within financing activities in the statement of cash flows. We have identified $11.7 million and $7.9 million of cash paid for debt modification and extinguishment costs for the years ended December 31, 2017 and 2016, respectively, which we have retrospectively classified as cash flows from financing activities, resulting in a corresponding increase to the amount of net cash provided by operating activities for such periods. We did not change our definition of Adjusted Free Cash Flow upon our adoption of ASU 2016-15. Following our adoption of ASU 2016-15, the amount of Adjusted Free Cash Flow increased $11.7 million and $7.9 million for the years ended December 31, 2017 and 2016, respectively. See Note 2 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about ASU 2016-15.

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

Adjusted Free Cash Flow measures our liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Adjusted Free Cash Flow is one of the metrics used by our senior management and board of directors (i) to review our ability to service our outstanding indebtedness, including our credit facilities, (ii) to review our ability to pay dividends to stockholders or engage in share repurchases, (iii) to review our ability to make capital expenditures, including development capital expenditures, (iv) for other corporate planning purposes and/or (v) in making compensation determinations for certain of our associates (including our named executive officers).

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

We believe Adjusted Free Cash Flow is useful to investors because it assists their ability to meaningfully evaluate (1) our ability to service our outstanding indebtedness, including our credit facilities and capital and financing leases, (2) our ability to pay dividends to stockholders or engage in share repurchases, (3) our ability to make capital expenditures, including developmental capital expenditures, and (4) the underlying value of our assets, including our interests in real estate.

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

The table below reconciles our Adjusted Free Cash Flow from our net cash provided by operating activities.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$203,961	$378,359	$373,651
Net cash provided by (used in) investing activities	288,774	(602,333)	171,798
Net cash (used in) provided by financing activities	(325,063)	229,198	(422,108)
Net increase in cash, cash equivalents and restricted cash	$167,672	$5,224	$123,341

Net cash provided by operating activities	$203,961	$378,359	$373,651
Changes in operating assets and liabilities	38,833	(15,851)	76,252
Proceeds from refundable entrance fees, net of refunds	(422)	(2,179)	(901)
Lease financing debt amortization	(59,808)	(64,906)	(63,267)
Loss on facility lease termination and modification, net	21,044	—	11,113
Distributions from unconsolidated ventures from cumulative share of net earnings	(2,896)	(8,258)	(23,544)
Non-development capital expenditures, net	(182,249)	(186,467)	(220,767)
Property insurance proceeds	1,292	8,550	9,137
Adjusted Free Cash Flow (1)	$19,755	$109,248	$161,674

(1)
The calculation of Adjusted Free Cash Flow includes transaction and organizational restructuring costs of $28.1 million for the year ended December 31, 2018, transaction and strategic project costs of $25.4 million for the year ended December 31, 2017 and integration, transaction and strategic project costs of $54.2 million for the year ended December 31, 2016.

The table below reconciles our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures from net cash provided by operating activities of such unconsolidated ventures. For purposes of this presentation, amounts for each line item represent the aggregate amounts of such line items for all of our unconsolidated ventures.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$145,087	$269,755	$198,524
Net cash used in investing activities	(60,489)	(1,213,549)	(100,712)
Net cash (used in) provided by financing activities	(77,986)	1,022,544	(88,262)
Net increase in cash, cash equivalents and restricted cash	$6,612	$78,750	$9,550

Net cash provided by operating activities	$145,087	$269,755	$198,524
Changes in operating assets and liabilities	(1,361)	(13,184)	(2,508)
Proceeds from refundable entrance fees, net of refunds	(19,983)	(17,366)	(7,675)
Non-development capital expenditures, net	(69,180)	(100,621)	(98,305)
Property insurance proceeds	1,535	2,425	—
Adjusted Free Cash Flow of unconsolidated ventures	$56,098	$141,009	$90,036

Brookdale weighted average ownership percentage	39.3%	25.1%	36.2%
Brookdale's proportionate share of Adjusted Free Cash Flow of unconsolidated ventures	$22,022	$35,416	$32,630

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of December 31, 2018, we had approximately $2.3 billion of long-term fixed rate debt and $1.4 billion of long-term variable rate debt. As of December 31, 2018, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.8%.

In the normal course of business, we enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of December 31, 2018, $2.3 billion, or 62.0%, of our long-term debt, excluding our capital and financing lease obligations, has fixed rates. As of December 31, 2018, $1.1 billion, or 30.4%, of our long-term debt, excluding capital and financing lease obligations, is variable rate debt subject to interest rate cap agreements. The remaining $276.2 million, or 7.6%, of our long-term debt is variable rate debt not subject to any interest rate cap agreements. Our outstanding variable rate debt is indexed to LIBOR, and accordingly our annual interest expense related to variable rate debt is directly affected by movements in LIBOR. After consideration of hedging instruments currently in place, increases in LIBOR of 100, 200 and 500 basis points would have resulted in additional annual interest expense of $14.1 million, $26.7 million and $37.2 million, respectively. Certain of the Company's variable debt instruments include springing provisions that obligate the Company to acquire additional interest rate caps in the event that LIBOR increases above certain levels, and the implementation of those provisions would result in additional mitigation of interest costs.

Item 8.	Financial Statements and Supplementary Data.

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Brookdale Senior Living Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included in the Index at Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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
February 14, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Brookdale Senior Living Inc.

Opinion on Internal Control over Financial Reporting

We have audited Brookdale Senior Living Inc.’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included in the Index at Item 15 and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 14, 2019

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$398,267	$222,647
Marketable securities	14,855	291,796
Restricted cash	27,683	37,189
Accounts receivable, net	133,905	128,961
Assets held for sale	93,117	106,435
Prepaid expenses and other current assets, net	106,189	114,844
Total current assets	774,016	901,872
Property, plant and equipment and leasehold intangibles, net	5,275,427	5,852,145
Restricted cash	24,268	22,710
Investment in unconsolidated ventures	27,528	129,794
Goodwill	154,131	505,783
Other intangible assets, net	51,472	67,977
Other assets, net	160,418	195,168
Total assets	$6,467,260	$7,675,449
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$294,426	$495,413
Current portion of capital and financing lease obligations	23,135	107,088
Trade accounts payable	95,049	91,825
Accrued expenses	298,227	329,966
Refundable entrance fees and deferred revenue	60,414	68,358
Tenant security deposits	2,080	3,126
Total current liabilities	773,331	1,095,776
Long-term debt, less current portion	3,345,754	3,375,324
Capital and financing lease obligations, less current portion	851,341	1,164,466
Deferred liabilities	262,761	224,304
Deferred tax liability	18,371	70,644
Other liabilities	197,289	214,644
Total liabilities	5,448,847	6,145,158
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2018 and December 31, 2017; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at December 31, 2018 and December 31, 2017; 196,815,254 and 194,454,329 shares issued and 192,356,051 and 191,275,928 shares outstanding (including 5,756,435 and 4,770,097 unvested restricted shares), respectively	1,968	1,913
Additional paid-in-capital	4,151,147	4,126,549
Treasury stock, at cost; 4,459,203 and 3,178,401 shares at December 31, 2018 and December 31, 2017, respectively	(64,940)	(56,440)
Accumulated deficit	(3,069,272)	(2,541,294)
Total Brookdale Senior Living Inc. stockholders' equity	1,018,903	1,530,728
Noncontrolling interest	(490)	(437)
Total equity	1,018,413	1,530,291
Total liabilities and equity	$6,467,260	$7,675,449

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Revenue
Resident fees	$3,449,211	$3,780,140	$4,168,621
Management fees	71,986	75,845	70,762
Reimbursed costs incurred on behalf of managed communities	1,010,229	891,131	737,597
Total revenue	4,531,426	4,747,116	4,976,980

Expense
Facility operating expense (excluding depreciation and amortization of $407,427, $430,288 and $469,388, respectively)	2,453,328	2,602,155	2,799,402
General and administrative expense (including non-cash stock-based compensation expense of $26,067, $27,832 and $32,285, respectively)	250,495	255,446	313,409
Transaction costs	8,980	22,573	3,990
Facility lease expense	303,294	339,721	373,635
Depreciation and amortization	447,455	482,077	520,402
Goodwill and asset impairment	489,893	409,782	248,515
Loss on facility lease termination and modification, net	162,001	14,276	11,113
Costs incurred on behalf of managed communities	1,010,229	891,131	737,597
Total operating expense	5,125,675	5,017,161	5,008,063
Income (loss) from operations	(594,249)	(270,045)	(31,083)

Interest income	9,846	4,623	2,933
Interest expense:
Debt	(188,505)	(172,635)	(174,027)
Capital and financing lease obligations	(83,604)	(140,664)	(202,012)
Amortization of deferred financing costs and debt discount	(7,757)	(12,681)	(9,400)
Change in fair value of derivatives	(403)	(174)	(178)
Debt modification and extinguishment costs	(11,677)	(12,409)	(9,170)
Equity in (loss) earnings of unconsolidated ventures	(8,804)	(14,827)	1,660
Gain on sale of assets, net	293,246	19,273	7,218
Other non-operating income	14,099	11,418	14,801
Income (loss) before income taxes	(577,808)	(588,121)	(399,258)
Benefit (provision) for income taxes	49,456	16,515	(5,378)
Net income (loss)	(528,352)	(571,606)	(404,636)
Net (income) loss attributable to noncontrolling interest	94	187	239
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(528,258)	$(571,419)	$(404,397)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(2.82)	$(3.07)	$(2.18)

Weighted average shares used in computing basic and diluted net loss per share	187,468	186,155	185,653

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	Common Stock
	Outstanding Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balances at January 1, 2016	188,339	$1,883	$4,069,283	$(46,800)	$(1,565,478)	$2,458,888	$(161)	$2,458,727
Compensation expense related to restricted stock grants	—	—	32,285	—	—	32,285	—	32,285
Net income (loss)	—	—	—	—	(404,397)	(404,397)	(239)	(404,636)
Issuance of common stock under Associate Stock Purchase Plan	172	2	2,347	—	—	2,349	—	2,349
Restricted stock, net	2,396	24	(24)	—	—	—	—	—
Purchase of treasury stock	(750)	(8)	8	(9,640)		(9,640)	—	(9,640)
Shares withheld for employee taxes	(111)	(1)	(1,639)	—	—	(1,640)	—	(1,640)
Other	—	—	137	—	—	137	150	287
Balances at December 31, 2016	190,046	1,900	4,102,397	(56,440)	(1,969,875)	2,077,982	(250)	2,077,732
Compensation expense related to restricted stock grants	—	—	27,832	—	—	27,832	—	27,832
Net income (loss)	—	—	—	—	(571,419)	(571,419)	(187)	(571,606)
Issuance of common stock under Associate Stock Purchase Plan	181	2	2,039	—	—	2,041	—	2,041
Restricted stock, net	1,421	14	(14)	—	—	—	—	—
Shares withheld for employee taxes	(372)	(3)	(5,886)	—	—	(5,889)	—	(5,889)
Other	—	—	181	—	—	181	—	181
Balances at December 31, 2017	191,276	1,913	4,126,549	(56,440)	(2,541,294)	1,530,728	(437)	1,530,291
Compensation expense related to restricted stock grants	—	—	26,067	—	—	26,067	—	26,067
Net income (loss)	—	—	—	—	(528,258)	(528,258)	(94)	(528,352)
Issuance of common stock under Associate Stock Purchase Plan	207	1	1,468	—	—	1,469	—	1,469
Restricted stock, net	2,593	26	(26)	—	—	—	—	—
Purchase of treasury stock	(1,281)	—	—	(8,500)	—	(8,500)	—	(8,500)
Shares withheld for employee taxes	(439)	(4)	(3,057)	—	—	(3,061)	—	(3,061)
Other, net	—	32	146	—	280	458	41	499
Balances at December 31, 2018	192,356	$1,968	$4,151,147	$(64,940)	$(3,069,272)	$1,018,903	$(490)	$1,018,413

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(528,352)	$(571,606)	$(404,636)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Debt modification and extinguishment costs	11,677	12,409	9,170
Depreciation and amortization, net	455,212	494,758	529,802
Goodwill and asset impairment	489,893	409,782	248,515
Equity in loss (earnings) of unconsolidated ventures	8,804	14,827	(1,660)
Distributions from unconsolidated ventures from cumulative share of net earnings	2,896	8,258	23,544
Amortization of deferred gain	(4,358)	(4,366)	(4,372)
Amortization of entrance fees	(1,670)	(2,901)	(4,195)
Proceeds from deferred entrance fee revenue	3,218	5,712	13,980
Deferred income tax (benefit) provision	(52,367)	(15,309)	3,248
Straight-line lease (income) expense	(17,218)	(20,990)	(6,097)
Change in fair value of derivatives	403	174	178
Gain on sale of assets, net	(293,246)	(19,273)	(7,218)
Loss on facility lease termination and modification, net	140,957	14,276	—
Non-cash stock-based compensation expense	26,067	27,832	32,285
Non-cash interest expense on financing lease obligations	10,894	17,744	26,496
Non-cash management contract termination gain	(8,724)	—	—
Other	(1,292)	(8,819)	(9,137)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,964)	12,747	1,581
Prepaid expenses and other assets, net	26,762	21,970	2,954
Trade accounts payable and accrued expenses	(60,503)	(4,527)	(83,248)
Tenant refundable fees and security deposits	(1,046)	(422)	(839)
Deferred revenue	918	(13,917)	3,300
Net cash provided by operating activities	203,961	378,359	373,651
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	1,163	(2,113)	(2,225)
Purchase of marketable securities	(14,823)	(341,187)	—
Sale of marketable securities	293,273	50,000	—
Additions to property, plant and equipment and leasehold intangibles, net	(225,473)	(213,887)	(333,647)
Acquisition of assets, net of related payables and cash received	(271,771)	(5,196)	(12,157)
Investment in unconsolidated ventures	(9,124)	(199,017)	(13,377)
Distributions received from unconsolidated ventures	12,850	29,035	218,973
Proceeds from sale of assets, net	499,807	70,507	297,932
Property insurance proceeds	1,292	8,550	9,137
Other	1,580	975	7,162
Net cash provided by (used in) investing activities	288,774	(602,333)	171,798
Cash Flows from Financing Activities
Proceeds from debt	606,921	1,307,205	387,348
Repayment of debt and capital and financing lease obligations	(896,744)	(1,054,161)	(469,309)
Proceeds from line of credit	200,000	100,000	1,276,500
Repayment of line of credit	(200,000)	(100,000)	(1,586,500)
Purchase of treasury stock	(4,256)	—	(9,640)
Payment of financing costs, net of related payables	(16,317)	(17,269)	(10,857)
Proceeds from refundable entrance fees, net of refunds	(422)	(2,179)	(901)
Payments for lease termination	(12,548)	(552)	(9,250)
Payments of employee taxes for withheld shares	(3,061)	(5,889)	(1,640)
Other	1,364	2,043	2,141
Net cash (used in) provided by financing activities	(325,063)	229,198	(422,108)
Net increase in cash, cash equivalents and restricted cash	167,672	5,224	123,341
Cash, cash equivalents and restricted cash at beginning of year	282,546	277,322	153,981
Cash, cash equivalents and restricted cash at end of year	$450,218	$282,546	$277,322

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Description of Business

Brookdale Senior Living Inc. ("Brookdale" or the "Company") is an operator of senior living communities throughout the United States. The Company is committed to providing senior living solutions primarily within properties that are designed, purpose-built and operated to provide quality service, care and living accommodations for residents. The Company operates and manages independent living, assisted living, memory care and continuing care retirement communities ("CCRCs"). The Company also offers a range of home health, hospice, and outpatient therapy services to residents of many of its communities and to seniors living outside of its communities.

The Company has five reportable segments: Independent Living; Assisted Living and Memory Care; CCRCs; Health Care Services; and Management Services. In prior periods, the Company referred to the Independent Living segment as the Retirement Centers segment, the Assisted Living and Memory Care segment as the Assisted Living segment, and the Health Care Services segment as the Brookdale Ancillary Services segment. The name changes had no effect on the underlying methodology related to, or results of operations of, the segments.

2.       Summary of Significant Accounting Policies

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP"). Except for the changes for the impact of the recently adopted accounting pronouncements discussed in this Note, the Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements. The significant accounting policies are summarized below:

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

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenue, goodwill and asset impairments, self-insurance reserves, performance-based compensation, the allowance for doubtful accounts, depreciation and amortization, leasing transactions, income taxes and other contingencies. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from the original estimates.

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

Under the Company's senior living residency agreements, which are generally for a contractual term of 30 days to one year, the Company provides senior living services to residents for a stated daily or monthly fee. The Company recognizes revenue for housing services under independent living, assisted living and memory care residency agreements in accordance with the provisions of ASC 840, Leases ("ASC 840"). The Company recognizes revenue for skilled nursing residency, assistance with activities of daily living, memory care services, inpatient therapy, healthcare, and personalized health services in accordance with the provisions of ASC 606, Revenue from Contracts with Customers ("ASC 606"). The Company has determined that the senior living services included under the daily or monthly fee have the same timing and pattern of transfer and are a series of distinct services that are considered one performance obligation which is satisfied over time.

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

Certain of the Company's communities have residency agreements which require the resident to pay an upfront entrance fee prior to moving into the community, which is partially refundable in certain circumstances. The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based on an actuarial valuation. The refundable portion of a resident's entrance fee is generally refundable within a certain number of months or days following contract termination or upon the resale of the unit, or in some agreements, upon the resale of a comparable unit or 12 months after the resident vacates the unit. The refundable portion of the fee is not amortized and is included in refundable entrance fees. All refundable amounts due to residents at any time in the future are classified as current liabilities.

Management Services

The Company manages certain communities under contracts which provide periodic management fee payments to the Company. Management fees are generally determined by an agreed upon percentage of gross revenues (as defined in the management agreement). Certain management contracts also provide for an annual incentive fee to be paid to the Company upon achievement of certain metrics identified in the contract. The Company recognizes revenue for community management services in accordance with the provisions of ASC 606. Although there are various management and operational activities performed by the Company under the contracts, the Company has determined that all community operations management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company estimates the amount of incentive fee revenue expected to be earned, if any, during the annual contract period and revenue is recognized as services are provided. The Company’s estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in "reimbursed costs incurred on behalf of managed communities" on the consolidated statements of operations. The related costs are included in "costs incurred on behalf of managed communities" on the consolidated statements of operations.

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

Purchase Accounting

For the acquisition of assets that do not meet the definition of a business, the Company accounts for the transaction as an asset acquisition at the purchase price, including acquisition costs, allocated among the acquired assets and assumed liabilities, including identified intangible assets and liabilities, based upon the relative fair values using level 3 inputs at the date of acquisition. See "Recently Adopted Accounting Pronouncements" in this footnote.

For acquisitions of a business, the Company accounts for the transaction as a business combination pursuant to the acquisition method in accordance with ASC 805, Business Combinations, and assets acquired and liabilities assumed, including identified intangible assets and liabilities, are recorded at fair value. In determining the allocation of the purchase price of companies and communities to net tangible and identified intangible assets acquired and liabilities assumed, the Company makes estimates of fair value using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and/or independent appraisals. The determination of fair value involves the use of significant judgment and estimation and commonly involves Level 3 fair value estimates.

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

The fair value of acquired lease-related intangibles associated with the relationship with the Company's residents, if any, reflects the estimated value of in-place leases as represented by the cost to obtain residents and an estimated absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired property were vacant. The Company amortizes any acquired in-place lease intangibles to depreciation and amortization expense over the average remaining length of stay of the residents, which is evaluated on an acquisition by acquisition basis but is generally estimated at 12 months.

The Company may assume rights and obligations under certain lease agreements pursuant to which the Company becomes the lessee of a given property. The Company assumes the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. The Company assesses assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to the Company given current market conditions on the acquisition date. To the extent the operating lease terms are favorable or unfavorable relative to market conditions on the acquisition date, the Company recognizes an intangible asset or liability at fair value. The Company amortizes any acquired operating lease-related intangibles to facility lease expense over the remaining life of the associated lease plus any estimated renewal periods.

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

The Company calculates the fair value of acquired long-term debt by discounting the remaining contractual cash flows of each instrument at the current market rate for those borrowings, which the Company approximates based on the rate at which the Company would expect to incur a replacement instrument on the date of acquisition, and recognizes any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument using primarily Level 2 inputs.

A deferred tax asset or liability is recognized at statutory rates for the difference between the book and tax bases of the acquired assets and liabilities.

In connection with a business combination, the excess of the fair value of liabilities assumed and common stock issued and cash paid over the fair value of identifiable assets acquired is allocated to goodwill, which is not amortized by the Company. Transaction costs associated with business combinations are expensed as incurred.

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

Stock-Based Compensation

The Company follows ASC 718, Compensation - Stock Compensation (“ASC 718”) in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Generally, this cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date are recognized when incurred.

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

On January 1, 2017, the Company adopted Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") and changed its policy from estimating forfeitures to recording forfeitures when they occur. The Company’s adoption of ASU 2016-09 did not have a material impact on its consolidated financial statements.

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

Cash and cash equivalents, marketable securities, and restricted cash are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to the short maturity.

Cash, Cash Equivalents and Restricted Cash

The Company defines cash and cash equivalents as cash and investments with maturities of 90 days or less when purchased. Restricted cash consists principally of deposits required by certain lenders and lessors pursuant to the applicable agreement and consists of the following:

	December 31,
(in thousands)	2018	2017
Current:
Real estate tax and property insurance escrows	$18,177	$21,603
Replacement reserve escrows	8,273	10,960
Resident deposits	489	678
Other	744	3,948
Subtotal	27,683	37,189
Long term:
Insurance deposits	14,370	12,364
CCRC escrows	9,618	8,526
Debt service reserve	280	1,820
Subtotal	24,268	22,710
Total	$51,951	$59,899

Marketable Securities
Investments in commercial paper and corporate bond instruments with original maturities of greater than 90 days are classified as marketable securities.

Accounts Receivable, net

Accounts receivable are reported net of an allowance for doubtful accounts to represent the Company's estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $24.8 million and $23.1 million as of December 31, 2018 and 2017, respectively. The adequacy of the Company's allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary.

Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Contractual or cost related adjustments from Medicare or Medicaid are accrued when assessed (without regard to when the assessment is paid or withheld). Subsequent adjustments to these accrued amounts are recorded in net revenues when known.

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

Distributions received from an investee are recognized as a reduction in the carrying amount of the investment. If distributions are received from an investee that would reduce the carrying amount of an equity method investment below zero, the Company evaluates the facts and circumstances of the distributions to determine the appropriate accounting for the excess distribution, including an evaluation of the source of the proceeds and implicit or explicit commitments to fund the investee. The excess distribution is either recorded as a gain on investment, or in instances where the source of proceeds is from financing activities or the Company has a significant commitment to fund the investee, the excess distribution would result in an equity method liability and the Company would continue to record its share of the investee's earnings and losses. When the Company does not have a significant requirement to contribute additional capital over and above the original capital commitment and the carrying value of the investment in the unconsolidated venture is reduced to zero, the Company discontinues applying the equity method of accounting unless the venture has an expectation of an imminent return to profitability. If the venture subsequently reports net income, the equity method of accounting is resumed only after the Company's share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

The Company evaluates realization of its investment in ventures accounted for using the equity method if circumstances indicate that the Company's investment is other than temporarily impaired. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. If the Company determines that an equity method investment is other than temporarily impaired, it is recorded at its fair value with an impairment charge recognized in asset impairment expense for the difference between its carrying amount and fair value based on Level 3 inputs.

Goodwill and Intangible Assets

The Company follows ASC 350, Goodwill and Other Intangible Assets, and tests goodwill for impairment annually during the fourth quarter or whenever indicators of impairment arise. Factors the Company considers important in its analysis of whether an indicator of impairment exists include a significant decline in the Company's stock price or market capitalization for a sustained period since the last testing date, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. The Company is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value of a reporting unit is less than its carrying value. The fair values used in the quantitative goodwill impairment test are estimated using Level 3 inputs based upon discounted future cash flow projections for the reporting unit. These cash flow projections are based upon a number of estimates and assumptions such as revenue and expense growth rates, capitalization rates and discount rates. The Company also considers market based measures such as earnings multiples in its analysis of estimated fair values of its reporting units. If the quantitative goodwill impairment test results in a reporting unit's carrying value exceeding its estimated fair value, an impairment charge will be recorded based on the difference in accordance with ASU 2017-04, Intangibles - Goodwill and Other, with the impairment charge limited to the amount of goodwill allocated to the reporting unit.

Acquired intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and all intangible assets are reviewed for impairment if indicators of impairment arise. The evaluation of impairment for definite-lived intangibles is based upon a comparison of the carrying value of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset (Level 3 input). If estimated future undiscounted net cash flows are less than the carrying value of the asset, then the fair value of the asset is estimated. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Indefinite-lived intangible assets are not amortized but are tested for impairment annually during the fourth quarter or more frequently as required. The impairment test consists of a comparison of the estimated fair value using Level 3 inputs of the indefinite-lived intangible asset with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized for that difference.

Amortization of the Company's definite-lived intangible assets is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Life (in years)
Trade names	2 – 5
Other	3 – 9

Convertible Debt Instruments

Convertible debt instruments are accounted for under ASC 470-20, Debt - Debt with Conversion and Other Options. This guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion, including partial cash settlement, to separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer's estimated non-convertible debt borrowing rate.

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

The Company reviews the adequacy of its accruals related to these liabilities on an ongoing basis using historical claims, actuarial valuations, third-party administrator estimates, consultants, advice from legal counsel and industry data, and adjusts accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored, and estimates are updated as information becomes available.

During the years ended December 31, 2018, 2017 and 2016, the Company reduced its estimate for the amount of expected losses for general liability and professional liability and workers compensation claims based on recent historical claims experience. The reduction in these accrued reserves decreased facility operating expense by $14.6 million, $9.9 million and $35.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Lease Accounting

The Company, as lessee, makes a determination with respect to each of its community leases as to whether each should be accounted for as an operating lease or capital lease. The classification criteria is based on estimates regarding the fair value of the leased community, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements. In a business combination, the Company assumes the lease classification previously determined by the prior lessee absent a modification, as determined by ASC 840, in the assumed lease agreement. Payments made under operating leases are accounted for in the Company's consolidated statements of operations as lease expense for actual rent paid plus or minus a straight-line adjustment for minimum lease escalators and amortization of deferred gains in situations where sale-leaseback transactions have occurred.

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

Certain of the Company's operating leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease. In addition, all rent-free or rent holiday periods are recognized in lease expense on a straight-line basis over the lease term, including the rent holiday period.

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

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business to assist companies in determining whether transactions should be accounted for as an asset acquisition or a business combination. Under ASU 2017-01, if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business and the transaction is accounted for as an asset acquisition. Transaction costs associated with asset acquisitions are capitalized while those associated with business combinations are expensed as incurred. The Company adopted ASU 2017-01 on a prospective basis on January 1, 2018. The changes to the definition of a business may result in certain future acquisitions of real estate, communities or senior housing operating companies being accounted for as asset acquisitions.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). ASU 2016-18 intends to address the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2016-18 on January 1, 2018 and the changes required by ASU 2016-18 were applied retrospectively to all periods presented. The Company has identified that the inclusion of the change in restricted cash within the retrospective presentation of the statements of cash flows resulted in a $1.0 million increase to the amount of net cash used in investing activities for the year ended December 31, 2017 and a $5.0 million decrease to the amount of net cash provided by investing activities for the year ended December 31, 2016.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented in the statement of cash flows. Among other clarifications on the classification of certain transactions within the statement of cash flows, the amendments in ASU 2016-15 provide that debt prepayment and extinguishment costs will be classified within financing activities within the statement of cash flows. ASU 2016-15 is effective for the Company for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2016-15 on January 1, 2018 and the changes in classification within the statement of cash flows were applied retrospectively to all periods presented. The Company's retrospective application resulted in an $11.7 million increase to the amount of net cash provided by operating activities and an $11.7 million decrease to the amount of net cash provided by financing activities for the year ended December 31, 2017 and a $7.9 million increase to the amount of net cash provided by operating activities and a $7.9 million increase to the amount of net cash used in financing activities for the year ended December 31, 2016.

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

The Company has determined that the application of ASU 2014-09 resulted in a change to the amounts of resident fee revenue and facility operating expense with no net impact to the amount of income from operations, for the impact of implicit price concessions on the estimation of the transaction price. The Company recognized $3.4 billion of resident fee revenue and $2.5 billion of facility operating expense for the year ended December 31, 2018. The impact to resident fee revenue and facility operating expense as a result of applying ASC 606 was a decrease of $8.4 million for the year ended December 31, 2018.

The Company has determined that the application of ASU 2014-09 resulted in no significant change to the annual amount of revenue recognized for management fees under the Company’s community management agreements; however, the Company recognizes an estimated amount of incentive fee revenue earlier during the annual contract period. The Company has determined that the application of ASU 2014-09 resulted in a change to the amounts presented for revenue recognized for reimbursed costs incurred on behalf of managed communities and reimbursed costs incurred on behalf of managed communities with no net impact to the amount of income from operations, as a result of the combination of all community operations management activities as a single performance obligation for each contract. The Company recognized $1.0 billion of revenue for reimbursed costs incurred on behalf of managed communities and $1.0 billion of reimbursed costs incurred on behalf of managed communities for the year ended December 31, 2018, in accordance with ASU 2014-09. The impact to revenue for reimbursed costs incurred on behalf of managed communities and reimbursed costs incurred on behalf of managed communities as a result of applying ASC 606 was an increase of $46.1 million for the year ended December 31, 2018.

Additionally, real estate sales are within the scope of ASU 2014-09, as amended by ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the scope of subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. Under ASU 2014-09 and ASU 2017-05, the income recognition for real estate sales is largely based on the transfer of control versus continuing involvement under the former guidance. As a result, more transactions may qualify as sales of real estate and gains or losses may be recognized sooner. The Company adopted ASU 2014-09, as amended by ASU 2017-05, under the modified retrospective approach as of January 1, 2018 and now applies the five step revenue model to all subsequent sales of real estate.

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

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the existing accounting principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet for most leases. Additionally, ASU 2016-02 makes targeted changes to lessor accounting, including changes to align certain aspects with the revenue recognition model, and requires enhanced disclosure of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements ("ASU 2018-11"). ASU 2018-11 provides entities with a transition method option to not restate comparative periods presented, but to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides entities with a practical expedient allowing lessors to not separate nonlease components from the associated lease components when certain criteria are met. ASU 2016-02 and ASU 2018-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is required to adopt these lease accounting standards effective January 1, 2019 and will utilize the modified retrospective transition method with no adjustments to comparative periods presented. Additionally, the Company will elect the package of practical expedients within ASU 2016-02 that allows an entity to not reassess as of January 1, 2019 its prior conclusions on whether an existing contract contains a lease, lease classification for existing leases, and whether costs incurred for existing leases qualify as initial direct costs. While the Company continues to assess certain effects of adoption, it has concluded that the most significant effects relate to the recognition of lease liabilities and right-of-use assets for operating leases on the balance sheet and additional disclosures about the Company’s leases.

The Company currently expects that the adoption of ASU 2016-02 will result in the recognition of lease liabilities of approximately $1.6 billion and right-of-use assets on the consolidated balance sheet for its existing community, office, and equipment operating leases based on the remaining minimum rental payments as of January 1, 2019. Such right-of-use asset amount will be recognized based upon the amount of the recognized lease liabilities, adjusted for accrued lease payments, intangible assets, and right of use asset impairment charges. As of December 31, 2018, the Company had a net liability of $0.2 billion recognized on its consolidated balance sheet for accrued lease payments and intangible assets for operating leases and the Company has concluded that the initially recognized right-of-use assets will be $0.2 billion less than the lease liabilities recognized as of January 1, 2019. Additionally, the Company has concluded that the previously unrecognized right-of-use assets will be reviewed for impairment effective January 1, 2019, which the Company currently expects will result in a reduction to the initially recognized right-of-use assets and a cumulative effect adjustment to beginning retained earnings as of January 1, 2019. The Company is in the process of evaluating the initial right-of-use asset for impairment. As a result of the Company’s planned election of the package of practical expedients within ASU 2016-02, the Company currently expects that there will be no changes to the classification of its existing operating, capital and financing leases as of January 1, 2019 and that there will be no changes to the amounts recognized on its balance sheet for its existing capital and financing leases as of January 1, 2019.

Subsequent to the adoption of ASU 2016-02, lessors are required to separately recognize and measure the lease component of a contract with a customer utilizing the provisions of ASC 842, Leases ("ASC 842") and the nonlease components utilizing the provisions of ASC 606. To separately account for the components, the transaction price is allocated among the components based upon the estimated stand alone selling prices of the components. Additionally, certain components of a contract which were previously included within the lease element recognized in accordance with ASC 840 prior to the adoption of ASU 2016-02 (such as common area maintenance services, other basic services, and executory costs) are recognized as nonlease components subject to the provisions of ASC 606 subsequent to the adoption of ASU 2016-02. Entities are required to recognize a cumulative effect adjustment to beginning retained earnings as of the initial application date of ASU 2016-02 for changes to amounts recognized for these certain components for the transition from ASC 840 to ASC 606. However, entities are permitted to elect the practical expedient under ASU 2018-11 allowing lessors to not separate nonlease components from the associated lease components when certain criteria are met. Entities that elect to utilize the lease/nonlease component combination practical expedient under ASU 2018-11 upon initial application of ASC 842 are required to apply the practical expedient to all new and existing transactions within a class of underlying assets that qualify for the expedient as of the initial application date with a cumulative effect adjustment to beginning retained earnings as of the initial application date for any changes to amounts recognized related to existing transactions.

For the year ended December 31, 2018, the Company recognized revenue for housing services under independent living, assisted living and memory care residency agreements in accordance with the provisions of ASC 840 and the Company recognized revenue for assistance with activities of daily living, memory care services, healthcare, and personalized health services under independent living, assisted living and memory care residency agreements in accordance with the provisions of ASC 606.

Upon adoption of ASU 2016-02 and ASU 2018-11, the Company will elect the lessor practical expedient within ASU 2018-11 and has concluded that it will recognize, measure, present and disclose the revenue for housing services under the Company's senior living residency agreements based upon the predominant component, either the lease or nonlease component, of the contracts rather than allocating the consideration and separately accounting for it under ASC 842 and ASC 606. The Company has determined that the housing services included under the Company’s existing independent living, assisted living and memory care residency agreements as of January 1, 2019 have the same timing and pattern of transfer and the Company has concluded that it will recognize the revenue for housing services under the Company's independent living, assisted living and memory care residency agreements based upon the predominant component of the contract.

The Company has concluded that the nonlease components of the Company’s independent living, assisted living and memory care residency agreements are the predominant component of the contract for the Company’s existing agreements as of January 1, 2019. Additionally, the Company currently expects that the nonlease components of the Company’s independent living, assisted living and memory care residency agreements entered into in 2019 will be identified as the predominant component of such contracts. Therefore, beginning January 1, 2019, the Company currently expects that it will recognize revenue for its independent living, assisted living and memory care residency agreements under ASC 606 for the Company’s existing agreements as of January 1, 2019 and for agreements entered into thereafter. After the adoption of ASU 2016-02 and ASU 2018-11, the Company currently expects the timing and pattern of revenue recognition will be substantially the same as that prior to the adoption of these standards.

As a result of the Company's planned election of the package of practical expedients within ASU 2016-02, the Company will continue to recognize deferred revenue for existing contracts as of December 31, 2018 over the lease term. In addition, ASU 2016-02 has changed the definition of initial direct costs of a lease, with the initial direct costs that are initially deferred and recognized over the term of the lease limited to costs that are both incremental and direct. The Company has concluded that the contract origination costs recognized on the balance sheet as of December 31, 2018 are in excess of the initial direct costs that would have been deferred under the provisions of ASU 2016-02. As a result of the Company’s planned election of the package of practical expedients, the Company currently expects that the contract origination costs recognized on the balance sheet as of December 31, 2018 will continue to be amortized during 2019 over the lease term. The Company currently expects that certain costs previously deferred upon new contract origination will be required to be recognized within facility operating expense in 2019.

The Company is finalizing the impact of the adoption of ASU 2016-02 and 2018-11 on its consolidated balance sheet. The Company has substantially completed the process of estimating the operating lease liabilities as of January 1, 2019, based on the remaining minimum rental payments and the Company’s estimate of its incremental borrowing rate as of such date. The Company is in the process of completing its estimate of impairment of its previously unrecognized right-of-use assets effective January 1, 2019. The recognition of the related deferred income tax impact including any impact on the valuation allowance will be finalized once these analyses are completed. The cumulative effect of the adoption will be reflected as an adjustment to beginning accumulated deficit on the Company's balance sheet effective January 1, 2019. Additionally, the Company continues to monitor recent accounting standard setting activities of the FASB, and the Company continues to complete its final evaluation of the impact that the adoption of ASU 2016-02 and ASU 2018-11 will have on its disclosures.

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

During the years ended December 31, 2018, 2017 and 2016, the Company reported a consolidated net loss. As a result of the net loss, unvested restricted stock, restricted stock units and convertible debt instruments and warrants were antidilutive for each year and were not included in the computation of diluted weighted average shares. The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 6.4 million, 5.2 million and 4.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The calculation of diluted weighted average shares excludes the impact of conversion of the principal amount of $316.3 million of the Company's 2.75% convertible senior notes which were repaid in cash at their maturity on June 15, 2018. Refer to Note 9 for more information about the Company's former convertible notes. As of December 31, 2017 and 2016, the maximum number of shares issuable upon conversion of the notes was approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events). As of December 31, 2017 and 2016, the maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash was approximately 3.0 million. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of December 31, 2018, 2017 and 2016, the number of shares issuable upon exercise of the warrants was approximately 0.5 million, 10.8 million, and 10.8 million, respectively. Subsequent to December 31, 2018, the option to exercise the remaining outstanding warrants expired unexercised.

4.       Acquisitions, Dispositions and Other Significant Transactions

From 2016 through 2018, the Company disposed of an aggregate of 75 owned communities (50 in 2016, 3 in 2017 and 22 in 2018). The Company also entered into agreements with its largest lessors that restructured a significant portion of its triple-net lease obligations. As a result of the transactions with HCP, Inc. (“HCP”) announced in 2016 and 2017 and Ventas, Inc. (“Ventas”) and Welltower Inc. (“Welltower”) announced in 2018, as well as other lease expirations and terminations, the Company's triple-net lease obligations on an aggregate of 201 communities were terminated from 2016 to 2018 (7 in 2016, 105 in 2017 and 89 in 2018). During this period the Company also sold its ownership interests in seven unconsolidated ventures and acquired six communities that it previously leased or managed. As of December 31, 2018, the Company owned 344 communities, leased 343 communities, managed 18 communities on behalf of unconsolidated ventures, and managed 187 communities on behalf of third parties.

The following table sets forth, for the periods indicated, the amounts included within the Company's consolidated financial statements for the 276 communities that it disposed through sales and lease terminations for the years ended December 31, 2018, 2017 and 2016 through the respective disposition dates:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Resident fees
Independent Living	$81,280	$152,190	$189,205
Assisted Living and Memory Care	205,241	423,302	642,782
CCRCs	15,965	78,392	201,613
Senior housing resident fees	302,486	653,884	1,033,600
Facility operating expense
Independent Living	48,154	90,134	110,014
Assisted Living and Memory Care	145,106	294,528	443,137
CCRCs	14,542	68,702	169,297
Senior housing facility operating expense	207,802	453,364	722,448
Cash lease payments	$78,264	$172,442	$259,114

During the year ending December 31, 2019, the Company expects to close on the dispositions of 13 owned communities classified as held for sale as of December 31, 2018. The closings of the various pending and expected transactions are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

2018 Welltower Lease and RIDEA Venture Restructuring

On June 27, 2018, the Company announced that it had entered into definitive agreements with Welltower. The components of the agreements include:

•
Lease Terminations. The Company and Welltower agreed to early termination of the Company's triple-net lease obligations on 37 communities effective June 30, 2018. The communities were part of two lease portfolios due to mature in 2028 (27 communities) and 2020 (10 communities). The Company paid Welltower an aggregate lease termination fee of $58.0 million. The Company agreed to manage the foregoing 37 communities on an interim basis until the communities have been transitioned to new managers, and such communities are reported in the Management Services segment during such interim period. The Company recognized a $22.6 million loss on lease termination during the year ended December 31, 2018 for the amount by which the aggregate lease termination fee exceeded the net carrying value of the Company's assets and liabilities under operating and capital leases as of the lease termination date.

•
Future Lease Terminations. The parties separately agreed to allow the Company to terminate leases with respect to, and to remove from the remaining Welltower leased portfolio, a number of communities with annual aggregate base rent up to $5.0 million upon Welltower's sale of such communities, and the Company would receive a corresponding 6.25% rent credit on Welltower's disposition proceeds.

•
RIDEA Restructuring. The Company sold its 20% equity interest in its existing Welltower RIDEA venture to Welltower, effective June 30, 2018 for net proceeds of $33.5 million (for which the Company recognized a $14.7 million gain on sale). The Company agreed to continue to manage the communities in the venture on an interim basis until the communities have been transitioned to new managers, and such communities are reported in the Management Services segment during such interim period.

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

2018 Ventas Lease Portfolio Restructuring

On April 26, 2018, the Company entered into several agreements to restructure a portfolio of 128 communities it leased from Ventas as of such date, including a Master Lease and Security Agreement (the "Ventas Master Lease"). The Ventas Master Lease amended and restated prior leases comprising an aggregate portfolio of 107 communities into the Ventas Master Lease. Under the Ventas Master Lease and other agreements entered into on April 26, 2018, the 21 additional communities leased by the Company from Ventas pursuant to separate lease agreements have been or will be combined automatically into the Ventas Master Lease upon the first to occur of Ventas' election or the repayment of, or receipt of lender consent with respect to, mortgage debt underlying such communities (17 of which have been and four will be combined into the Ventas Master Lease). The Company and Ventas agreed to observe, perform and enforce such separate leases as if they had been combined into the Ventas Master Lease effective April 26, 2018, to the extent not in conflict with any mortgage debt underlying such communities. The transaction agreements with Ventas further provide that the Ventas Master Lease and certain other agreements between the Company and Ventas will be cross-defaulted.

The initial term of the Ventas Master Lease ends December 31, 2025, with two 10-year extension options available to the Company. In the event of the consummation of a change of control transaction of the Company on or before December 31, 2025, the initial term of the Ventas Master Lease will be extended automatically through December 31, 2029. The Ventas Master Lease and separate lease agreements with Ventas, which are guaranteed at the parent level by the Company, provided for total rent in 2018 of $175.0 million for the 128 communities, including the pro-rata portion of an $8.0 million annual rent credit for 2018. The Company will receive an annual rent credit of $8.0 million in 2019, $7.0 million in 2020 and $5.0 million thereafter; provided, that if a change of control of the Company occurs prior to 2021, the annual rent credit will be reduced to $5.0 million. Effective on January 1, 2019 and in succeeding years, the annual minimum rent is subject to an escalator equal to the lesser of 2.25% or four times the Consumer Price Index ("CPI") increase for the prior year (or zero if there was a CPI decrease).

The Ventas Master Lease requires the Company to spend (or escrow with Ventas) a minimum of $2,000 per unit per 24-month period commencing with the 24-month period ending December 31, 2019 and thereafter each 24-month period ending December 31 during the lease term, subject to annual increases commensurate with the escalator beginning with the second lease year of the first extension term (if any). If a change of control of the Company occurs, the Company will be required within 36 months following the closing of such transaction to invest (or escrow with Ventas) an aggregate of $30.0 million in the communities for revenue-enhancing capital projects.

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

The Company estimated the fair value of each of the elements of the restructuring transactions. The fair value of the future lease payments is based upon historical and forecasted community cash flows and market data, including a management fee rate of 5% of revenue and a market supported lease coverage ratio (Level 3 inputs). The Company recognized a $125.7 million non-cash loss on lease modification in the year ended December 31, 2018, primarily for the extensions of the triple-net lease obligations for communities with lease terms that are unfavorable to the Company given current market conditions on the amendment date in exchange for modifications to the change of control provisions and financial covenant provisions of the community leases.

2017 HCP Master Lease Transaction and RIDEA Ventures Restructuring
On November 2, 2017, the Company announced that it had entered into a definitive agreement for a multi-part transaction with HCP. As part of such transaction, the Company entered into an Amended and Restated Master Lease and Security Agreement ("HCP Master Lease") with HCP effective as of November 1, 2017. The components of the multi-part transaction include:

•
Master Lease Transactions. The Company and HCP amended and restated triple-net leases covering substantially all of the communities the Company leased from HCP as of November 1, 2017 into the HCP Master Lease. During the year ended December 31, 2018, the Company acquired two communities formerly leased for an aggregate purchase price of $35.4 million and leases with respect to 33 communities were terminated, and such communities were removed from the HCP Master Lease, which completed the terminations of leases as provided in the HCP Master Lease. We agreed to manage communities for which leases were terminated on an interim basis until the communities have been transitioned to new managers, and such communities are reported in the Management Services segment during such interim period. The Company continues to lease 43 communities pursuant to the terms of the HCP Master Lease, which have the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1, 2018, the Company received a $2.5 million annual rent reduction for two communities. The HCP Master Lease also provides that the Company may engage in certain change in control and other transactions without the need to obtain HCP's consent, subject to the satisfaction of certain conditions.

•
RIDEA Ventures Restructuring. Pursuant to the multi-part transaction agreement, HCP acquired the Company's 10% ownership interest in one of the Company's RIDEA ventures with HCP in December 2017 for $32.1 million (for which the Company recognized a $7.2 million gain on sale) and the Company's 10% ownership interest in the remaining RIDEA venture with HCP in March 2018 for $62.3 million (for which the Company recognized a $41.7 million gain on sale). The Company provided management services to 59 communities on behalf of the two RIDEA ventures as of November 1, 2017. Pursuant to the multi-part transaction agreement, the Company acquired one community for an aggregate purchase price of $32.1 million in January 2018 and three communities for an aggregate purchase price of $207.4 million in April 2018 and retained management of 18 of such communities. The amended and restated management agreements for such 18 communities have a term set to expire in 2030, subject to certain early termination rights. In addition, HCP will be entitled to sell or transition operations and/or management of 37 of such communities. Management agreements for 31 such communities were terminated by HCP during the year ended December 31, 2018 (for which the Company recognized an $8.7 million non-cash management contract termination gain) and the Company expects the termination of management agreements on the remaining six communities to occur during 2019.

The Company financed the foregoing community acquisitions with non-recourse mortgage financing and proceeds from the sales of its ownership interest in the unconsolidated ventures. See Note 9 for more information regarding the non-recourse first mortgage financing.

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

As a result of the modification of the remaining lease term for communities subject to capital leases, the Company reduced the carrying value of capital lease obligations and assets under capital leases by $145.6 million in 2017. During the year ended December 31, 2018, the results and financial position of the 33 communities for which leases were terminated were deconsolidated from the Company prospectively upon termination of the lease obligations. The Company derecognized the $332.8 million carrying value of the assets under financing leases and the $378.3 million carrying value of financing lease obligations for 20 communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement. The Company recognized a sale for these 20 communities and recorded a non-cash gain on sale of assets of $44.2 million for the year ended December 31, 2018. Additionally, the Company recognized a non-cash gain on lease termination of $1.5 million for the year ended December 31, 2018, for the derecognition of the net carrying value of the Company's assets and liabilities under operating and capital leases at the lease termination date.

Blackstone Venture

On March 29, 2017, the Company and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") formed a venture (the “Blackstone Venture”) that acquired 64 senior housing communities for a purchase price of $1.1 billion. The Company had previously leased the 64 communities from HCP under long-term lease agreements with a remaining average lease term of approximately 12 years. At the closing, the Blackstone Venture purchased the 64-community portfolio from HCP subject to the existing leases, and the Company contributed its leasehold interests for 62 communities and a total of $179.2 million in cash to purchase a 15% equity interest in the Blackstone Venture, terminate leases, and fund its share of closing costs. As of the formation date, the Company continued to operate two of the communities under lease agreements and began managing 60 of the communities on behalf of the venture under a management agreement with the venture. Two of the communities were managed by a third party for the venture. The results and financial position of the 62 communities for which leases were terminated were deconsolidated from the Company prospectively upon formation of the Blackstone Venture. The Company accounted for the venture under the equity method of accounting.

Initially, the Company determined that the contributed carrying value of the Company's investment was $66.8 million, representing the amount by which the $179.2 million cash contribution exceeded the carrying value of the Company's liabilities under operating, capital and financing leases contributed by the Company net of the carrying value of the assets under such operating, capital and financing leases. However, the Company estimated the fair value of its 15% equity interest in the Blackstone Venture at inception to be $47.1 million (using Level 3 inputs). As a result, the Company recorded a $19.7 million charge within goodwill and asset impairment expense for the three months ended March 31, 2017 for the amount of the contributed carrying value in excess of the estimated fair value of the Company's investment.

During the three months ended March 31, 2018, the Company recorded a $33.4 million non-cash impairment charge within goodwill and asset impairment expense to reflect the amount by which the carrying value of the investment exceeded the estimated fair value (using Level 3 inputs).

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

During the third quarter of 2018, leases for the two communities owned by the Blackstone Venture were terminated and the Company sold its 15% equity interest in the Blackstone Venture to Blackstone. The Company paid Blackstone an aggregate fee of $2.0 million to complete the multi-part transaction and recognized a $3.8 million gain on sale of assets for the amount by which the net carrying value of the Company's assets and liabilities disposed of exceeded the aggregate transaction cost.

2016 HCP Agreements
On November 1, 2016, the Company announced that it had entered into agreements to, among other things, terminate triple-net leases with respect to 97 communities that it leased from HCP, four of which were contributed to a then existing unconsolidated venture in which the Company holds an equity interest and 64 of which were acquired by the Blackstone Venture described above. In addition to the formation of the Blackstone Venture, the transactions included the following components with respect to 33 communities:

•
The Company and HCP agreed to terminate triple-net leases with respect to eight communities. HCP agreed to contribute immediately thereafter four of such communities to a then existing unconsolidated venture with HCP in which the Company has a 10% equity interest. During the three months ended December 31, 2016, the triple-net leases with respect to seven communities were terminated and HCP contributed four of the communities to the unconsolidated venture. The triple-net lease with respect to the remaining community was terminated during January 2017.

•
The Company and HCP agreed to terminate triple-net leases with respect to 25 communities. During the year ended December 31, 2017, the Company's triple-net lease obligations with respect to such communities were terminated. The Company agreed to manage communities for which leases were terminated on an interim basis until the communities were transitioned to new managers, and such communities were reported in the Management Services segment during such interim period.

As a result of such transactions, during 2017 the Company derecognized the $145.3 million carrying value of the assets under financing leases and the $156.7 million carrying value of financing lease obligations for 21 communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement for accounting purposes, and recorded an $11.4 million gain on sale of assets.

Completed and Planned Dispositions of Owned Communities

During the year ended December 31, 2018, the Company completed the sale of 22 owned communities for cash proceeds of $380.7 million, net of transaction costs, and recognized a net gain on sale of assets of $188.6 million. The Company utilized a portion of the cash proceeds from the asset sales to repay approximately $174 million of associated mortgage debt and debt prepayment penalties. Nineteen of such dispositions were part of the Company's plan announced in 2018, including the sale of Brookdale

Battery Park on November 1, 2018 for which the Company received proceeds of approximately $144 million, net of associated debt and transaction costs, and the sale of 18 other communities on December 20, 2018 for which the Company received proceeds of approximately $49 million, net of associated debt and transaction costs.

During the year ended December 31, 2017, the Company completed the sale of three owned communities for cash proceeds of $8.2 million net of associated transaction costs, and during the year ended December 31, 2016, the Company completed the sale of 50 owned communities for cash proceeds of $297.9 million net of associated transaction costs.

As of December 31, 2018, 13 communities were classified as held for sale, resulting in $93.1 million being recorded as assets held for sale and $31.2 million of mortgage debt being included in the current portion of long-term debt within the consolidated balance sheet with respect to such communities. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers.

5.       Fair Value Measurements

Marketable Securities

As of December 31, 2018, marketable securities of $14.9 million are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy. The Company recognized gains of $1.4 million and $0.6 million for marketable securities within interest income on the Company's consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively.

Interest Rate Derivatives

The Company's derivative assets include interest rate caps that effectively manage the risk above certain interest rates for a portion of the Company's variable rate debt. The derivative positions are valued using models developed internally by the respective counterparty that use as their basis readily available observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy. The Company considers the credit risk of its counterparties when evaluating the fair value of its derivatives. The following table summarizes the Company's interest rate cap instruments as of December 31, 2018:

(in thousands)
Current notional balance	$1,187,979
Weighted average fixed cap rate	4.57%
Earliest maturity date	2020
Latest maturity date	2022
Estimated asset fair value (included in other assets, net at December 31, 2018)	$150
Estimated asset fair value (included in other assets, net at December 31, 2017)	$38

Debt

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt (excluding capital and financing lease obligations) with a carrying value of approximately $3.6 billion and $3.9 billion as of December 31, 2018 and 2017, respectively. Fair value of the debt approximates carrying value in all periods. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

Goodwill and Asset Impairment Expense

The following is a summary of goodwill and asset impairment expense.

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Goodwill (Note 8)	$351.7	$205.0	$—
Property, plant and equipment and leasehold intangibles, net (Note 7)	78.0	164.4	166.2
Investment in unconsolidated ventures (Note 6)	33.4	25.8	36.8
Other intangible assets, net (Note 8)	9.1	14.6	29.7
Assets held for sale (Note 4)	15.6	—	15.8
Other assets	2.1	—	—
Goodwill and asset impairment	$489.9	$409.8	$248.5

Goodwill

During the three months ended September 30, 2017, the Company identified qualitative indicators of impairment of goodwill, including a significant decline in the Company's stock price and market capitalization for a sustained period since the last testing date, significant underperformance relative to historical and projected operating results, and an increased competitive environment in the senior living industry. Based upon the Company's qualitative assessment, the Company performed an interim quantitative goodwill impairment test as of September 30, 2017, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying value.

In estimating the fair value of the reporting units for purposes of the quantitative goodwill impairment test, the Company utilized an income approach, which included future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at the cash flow projections, the Company considered its historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors. In using the income approach to estimate the fair value of reporting units for purposes of its goodwill impairment test, the Company made certain key assumptions. Those assumptions include future revenues, facility operating expenses, and cash flows, including sales proceeds that the Company would receive upon a sale of the communities using estimated capitalization rates, all of which are considered Level 3 inputs in the valuation hierarchy within ASC 820. The Company corroborated the estimated capitalization rates used in these calculations with capitalization rates observable from recent market transactions. Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The Company also considered market based measures such as earnings multiples in its analysis of estimated fair values of its reporting units.

Based on the results of the Company's quantitative goodwill impairment test, the Company determined that the carrying value of the Company's Assisted Living and Memory Care reporting unit exceeded its estimated fair value by $205.0 million as of September 30, 2017. As a result, the Company recorded a non-cash impairment charge of $205.0 million to goodwill within the Assisted Living and Memory Care segment for the three months ended September 30, 2017. The Company concluded that goodwill for all reporting units was not impaired as of October 1, 2017 (the Company's annual measurement date) and as of December 31, 2017.

During the three months ended March 31, 2018, the Company identified qualitative indicators of impairment of goodwill, including a significant decline in the Company's stock price and market capitalization for a sustained period during the three months ended March 31, 2018. As a result, the Company performed an interim quantitative goodwill impairment test as of March 31, 2018, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. In estimating the fair value of the reporting units for purposes of the quantitative goodwill impairment test, the Company utilized an income approach, which included future cash flow projections that are developed internally. Based on the results of the Company's quantitative goodwill impairment test, the Company determined that the carrying value of the Company's Assisted Living and Memory Care reporting unit exceeded its estimated fair value by more than the $351.7 million carrying value as of March 31, 2018. As a result, the Company recorded a non-cash impairment charge of $351.7 million to goodwill within the Assisted Living and Memory Care segment for the three months ended March 31, 2018.

The Company concluded that goodwill for all reporting units was not impaired as of October 1, 2018 (the Company's annual measurement date) and as of December 31, 2018. Goodwill allocated to the Company's Independent Living and Health Care Services reporting units is approximately $27.3 million and $126.8 million, respectively, as of December 31, 2018.

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

Property, Plant and Equipment and Leasehold Intangibles

During the years ended December 31, 2018, 2017 and 2016, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over fair value. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $78.0 million, $164.4 million and $166.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, primarily within the Assisted Living and Memory Care segment.

The fair values of the property, plant and equipment of these communities were primarily determined utilizing a direct capitalization method considering stabilized facility operating income and market capitalization rates. These fair value measurements are considered Level 3 measurements within the valuation hierarchy. The range of capitalization rates utilized was 6.5% to 9.0%, depending upon the property type, geographical location, and the quality of the respective community. The Company corroborated the estimated fair values with a sales comparison approach with information observable from recent market transactions. These impairment charges are primarily due to lower than expected operating performance at these properties and reflect the amount by which the carrying values of the assets exceeded their estimated fair value.

Investment in Unconsolidated Ventures

The Company evaluates realization of its investment in ventures accounted for using the equity method if circumstances indicate that the Company's investment is other than temporarily impaired. During the years ended December 31, 2018, 2017 and 2016, the Company recorded $33.4 million, $25.8 million and $36.8 million, respectively, of non-cash impairment charges related to investments in unconsolidated ventures. These impairment charges are primarily due to lower than expected operating performance at the communities owned by the unconsolidated ventures and reflect the amount by which the carrying values of the investments exceeded their estimated fair value. Refer to Note 4 for more information about the impairment of the Blackstone Venture during 2017.

Other Intangible Assets

During 2018, the Company identified indicators of impairment for the Company’s home health care licenses, including significant underperformance relative to historical and projected operating results, the impact of lower reimbursement rates from Medicare for home health care services, and an increased competitive environment in the home health care industry. The Company performed a quantitative impairment test, which included a comparison of the estimated fair value of the Company’s home health care licenses to the carrying value. In estimating the fair value of the home health licenses for purposes of the quantitative impairment test, the Company utilized an income approach, which included future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at the cash flow projections, the Company considered its historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors, all of which are considered Level 3 inputs in the valuation hierarchy within ASC 820.

Based on the results of the Company's quantitative impairment test, the Company determined that the carrying amount of certain of the Company's home health care licenses exceeded their estimated fair value by $9.1 million. As a result, the Company recorded a non-cash impairment charge of $9.1 million to intangible assets within the Health Care Services segment for the year ended December 31, 2018.

During 2017, the Company identified indicators of impairment for the Company’s home health care licenses in Florida, including significant underperformance relative to historical and projected operating results, decreases in reimbursement rates from Medicare for home health care services, an increased competitive environment in the home health care industry, and disruption from the impact of Hurricane Irma. The Company performed a quantitative impairment test, which included a comparison of the estimated fair value of the Company’s home health care licenses to the carrying value. In estimating the fair value of the home health licenses for purposes of the quantitative impairment test, the Company utilized an income approach, which included future cash flow projections that are developed internally. In arriving at the cash flow projections, the Company considered its historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors, all of which are considered Level 3 inputs in the valuation hierarchy within ASC 820.

Based on the results of the Company's quantitative impairment test, the Company determined that the carrying amount of certain of the Company's home health care licenses in Florida exceeded their estimated fair value by $14.6 million. As a result, the Company recorded a non-cash impairment charge of $14.6 million to intangible assets within the Health Care Services segment during the year ended December 31, 2017.

During 2016, the Company recorded $28.2 million of non-cash impairment charges related to community purchase options. These impairment charges are primarily due to lower than expected operating performance at the communities subject to the community purchase options and reflect the amount by which the carrying values of the community purchase options exceeded their estimated fair value. The fair values of the community purchase options were determined utilizing a direct capitalization method considering stabilized facility operating income and market capitalization rates for the underlying property subject to the community purchase option. These fair value measurements are considered Level 3 measurements in the valuation hierarchy within ASC 820. These impairment charges are primarily due to lower than expected operating performance at these properties and reflect the amount by which the carrying values of the assets exceeded their estimated fair value.

Assets Held for Sale

During the year ended December 31, 2018, the Company recognized $15.6 million of impairment charges related to communities identified as held for sale, primarily due to changes in the estimated fair values. During the year ended December 31, 2017, the Company did not record impairment expense related to communities identified as held for sale. During the year ended December 31, 2016, the Company recorded $15.8 million of non-cash impairment charges related to communities identified as held for sale, inclusive of the allocation of goodwill to the disposed communities. These impairment charges are primarily due to the excess of carrying value, including allocated goodwill, over the estimated selling price less costs to dispose. Refer to Note 4 for more information about the Company's community dispositions and assets held for sale.

6.       Variable Interest Entities and Investment in Unconsolidated Ventures

Variable Interest Entities

As of December 31, 2018, the Company has an equity interest in an unconsolidated VIE. The Company has determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE in accordance with ASC 810. The Company's interests in the VIE are, therefore, accounted for under the equity method of accounting.

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

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with this VIE are summarized below as of December 31, 2018 (in millions):

VIE Type	Asset Type	Maximum Exposure to Loss	Carrying Amount
CCRC Venture opco	Investment in unconsolidated ventures	$20.7	$20.7

As of December 31, 2018, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to its unconsolidated VIE.

Investment in Unconsolidated Ventures

The Company holds a 51% equity interest in the CCRC Venture as of December 31, 2018. Refer to Note 4 for information on the Company's investment in and sale of certain of its ownership interests in unconsolidated ventures during the years ended December 31, 2018 and 2017. Summarized financial information of all unconsolidated ventures accounted for under the equity method was as follows (reflecting the period of the Company's ownership of an equity interest):

(in millions)	For the Years Ended December 31,
Statement of Operations Information	2018	2017	2016
Resident fee revenue	$793	$1,354	$1,133
Facility operating expense	(592)	(946)	(779)
Net income (loss)	$(39)	$(81)	$(4)

(in millions)	As of December 31,
Balance Sheet Information	2018	2017
Current assets	$66	$164
Noncurrent assets	1,148	4,050
Current liabilities	563	672
Noncurrent liabilities	$715	$2,813

During the year ended December 31, 2016, the CCRC Venture obtained non-recourse mortgage financing on certain communities and received proceeds of $434.5 million. The CCRC Venture distributed the net proceeds to its investors and the Company received proceeds of $221.6 million. As a result of the distribution, the Company's carrying value of its equity method investment in the CCRC Venture propco was reduced below zero and the Company has recorded a $56.6 million and $49.5 million equity method liability within other liabilities within the consolidated balance sheet as of December 31, 2018 and 2017, respectively.
Refer to Note 5 for information on impairment expense for investments in unconsolidated ventures.

7.       Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2018 and 2017, net property, plant and equipment and leasehold intangibles, which include assets under capital and financing leases, consisted of the following:

	As of December 31,
(in thousands)	2018	2017
Land	$456,912	$449,295
Buildings and improvements	4,919,789	4,923,621
Leasehold improvements	123,366	124,850
Furniture and equipment	1,036,113	1,006,889
Resident and leasehold operating intangibles	477,827	594,748
Construction in progress	57,636	74,678
Assets under capital and financing leases	1,251,159	1,742,384
Property, plant and equipment and leasehold intangibles	8,322,802	8,916,465
Accumulated depreciation and amortization	(3,047,375)	(3,064,320)
Property, plant and equipment and leasehold intangibles, net	$5,275,427	$5,852,145

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

For the years ended December 31, 2018, 2017 and 2016, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $444.3 million, $479.4 million and $514.2 million, respectively.

Future amortization expense for resident and leasehold operating intangibles is estimated to be as follows (in thousands):

Year Ending December 31,	Future Amortization
2019	$7,960
2020	2,213
2021	1,310
2022	803
2023	803
Thereafter	2,705
Total	$15,794

8.       Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill presented on an operating segment basis.

	December 31, 2018
(in thousands)	Gross Carrying Amount	Dispositions and Other Reductions	Accumulated Impairment	Net
Independent Living	$28,141	$(820)	$—	$27,321
Assisted Living and Memory Care	605,469	(48,817)	(556,652)	—
Health Care Services	126,810	—	—	126,810
Total	$760,420	$(49,637)	$(556,652)	$154,131

	December 31, 2017
(in thousands)	Gross Carrying Amount	Dispositions and Other Reductions	Accumulated Impairment	Net
Independent Living	$28,141	$(820)	$—	$27,321
Assisted Living and Memory Care	605,469	(48,817)	(205,000)	351,652
Health Care Services	126,810	—	—	126,810
Total	$760,420	$(49,637)	$(205,000)	$505,783

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

The following is a summary of other intangible assets.

	December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$4,738	$—	$4,738
Health care licenses	42,323	—	42,323
Trade names	27,800	(26,295)	1,505
Management contracts	9,610	(6,704)	2,906
Total	$84,471	$(32,999)	$51,472

	December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$9,533	$—	$9,533
Health care licenses	50,927	—	50,927
Trade names	27,800	(23,714)	4,086
Management contracts	11,360	(7,929)	3,431
Total	$99,620	$(31,643)	$67,977

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2018, 2017 and 2016 was $3.1 million, $5.6 million and $9.2 million, respectively. Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization. The community purchase options are not amortized, but will be added to the cost basis of the related communities if the option is exercised, and will then be depreciated over the estimated useful life of the community. The Company is amortizing the trade names and management contract intangibles assets over their estimated weighted average useful lives of five years and nine years, respectively. Refer to Note 5 for information on impairment expense for other intangible assets.

Future amortization expense for intangible assets with definite lives is estimated to be as follows (in thousands):

Year Ending December 31,	Future Amortization
2019	$2,140
2020	635
2021	635
2022	635
2023	366
Thereafter	—
Total	$4,411

9.       Debt

Long-term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following:

	December 31,
(in thousands)	2018	2017
Mortgage notes payable due 2019 through 2047; weighted average interest rate of 4.75% in 2018, less debt discount and deferred financing costs of $18.6 million and $16.6 million in 2018 and 2017, respectively (weighted average interest rate of 4.59% in 2017)	$3,579,931	$3,497,762
Capital and financing lease obligations payable through 2032; weighted average interest rate of 7.99% in 2018 (weighted average interest rate of 6.75% in 2017)	874,476	1,271,554
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount and deferred financing costs of $6.4 million in 2017, interest at 2.75% per annum	—	309,853
Other notes payable, weighted average interest rate of 5.85% in 2018 (weighted average interest rate of 5.98% in 2017) and maturity dates ranging from 2019 to 2021	60,249	63,122
Total long-term debt and capital and financing lease obligations	4,514,656	5,142,291
Less current portion	317,561	602,501
Total long-term debt and capital and financing lease obligations, less current portion	$4,197,095	$4,539,790

As of December 31, 2018 and 2017, the current portion of long-term debt within the Company's consolidated financial statements includes $31.2 million and $30.1 million, respectively, of mortgage notes payable secured by assets held for sale. This debt will either be assumed by the prospective purchasers or be repaid with the proceeds from the sales. Refer to Note 4 for more information about the Company's assets held for sale.

The annual aggregate scheduled maturities of long-term debt and capital and financing lease obligations outstanding as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,	Long-term Debt	Capital and Financing Lease Obligations	Total
2019	$296,986	$88,339	$385,325
2020	389,805	98,516	488,321
2021	336,006	90,242	426,248
2022	323,606	91,632	415,238
2023	276,407	93,103	369,510
Thereafter	2,036,017	1,041,987	3,078,004
Total obligations	3,658,827	1,503,819	5,162,646
Less amount representing debt discount and deferred financing costs, net	(18,647)	—	(18,647)
Less amount representing interest (weighted average interest rate of 7.99%)	—	(629,343)	(629,343)
Total	$3,640,180	$874,476	$4,514,656

Credit Facilities

On December 5, 2018, the Company entered into a Fifth Amended and Restated Credit Agreement with Capital One, National Association, as administrative agent, lender and swingline lender and the other lenders from time to time parties thereto (the “Amended Agreement”). The Amended Agreement amended and restated in its entirety the Company's Fourth Amended and Restated Credit Agreement dated as of December 19, 2014 (the “Original Agreement”). The Amended Agreement provides commitments for a $250 million revolving credit facility with a $60 million sublimit for letters of credit and a $50 million swingline feature. The Company has a one-time right under the Amended Agreement to increase commitments on the revolving credit facility by an additional $100 million, subject to obtaining commitments for the amount of such increase from acceptable lenders. The Amended Agreement provides the Company a one-time right to reduce the amount of the revolving credit commitments, and the Company may terminate the revolving credit facility at any time, in each case without payment of a premium or penalty. The

Amended Agreement extended the maturity date of the Original Agreement from January 3, 2020 to January 3, 2024 and decreased the interest rate payable on drawn amounts. Amounts drawn under the facility will continue to bear interest at 90-day LIBOR plus an applicable margin; however, the Amended Agreement reduced the applicable margin from a range of 2.50% to 3.50% to a range of 2.25% to 3.25%. The applicable margin varies based on the percentage of the total commitment drawn, with a 2.25% margin at utilization equal to or lower than 35%, a 2.75% margin at utilization greater than 35% but less than or equal to 50%, and a 3.25% margin at utilization greater than 50%. A quarterly commitment fee continues to be payable on the unused portion of the facility at 0.25% per annum when the outstanding amount of obligations (including revolving credit and swingline loans and letter of credit obligations) is greater than or equal to 50% of the revolving credit commitment amount or 0.35% per annum when such outstanding amount is less than 50% of the revolving credit commitment amount.
The credit facility is secured by first priority mortgages on certain of the Company's communities. In addition, the Amended Agreement permits the Company to pledge the equity interests in subsidiaries that own other communities and grant negative pledges in connection therewith (rather than mortgaging such communities), provided that not more than 10% of the borrowing base may result from communities subject to negative pledges. Availability under the revolving credit facility will vary from time to time based on borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and the Company’s consolidated fixed charge coverage ratio.
The Amended Agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. Amounts drawn on the credit facility may be used for general corporate purposes.
As of December 31, 2018, no borrowings were outstanding on the revolving credit facility, $40.7 million of letters of credit were outstanding, and the revolving credit facility had $179.4 million of availability. The Company also had a separate unsecured letter of credit facility of up to $66.2 million as of December 31, 2018. Letters of credit totaling $66.1 million had been issued under the separate facility as of that date.

2018 Financings

In April 2018, the Company obtained $247.6 million of debt secured by the non-recourse first mortgages on 11 communities. Sixty percent of the principal amount bears interest at a fixed rate of 4.55%, and the remaining forty percent of the principal amount bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 189 basis points. The debt matures in May 2028. The $247.6 million of proceeds from the financing were primarily utilized to fund the acquisition of five communities from HCP and to repay $43.0 million of outstanding mortgage debt scheduled to mature in May 2018. See Note 4 to the consolidated financial statements for more information regarding the acquisitions of communities from HCP.

During the fourth quarter of 2018, the Company obtained $327.0 million of debt secured by the non-recourse first mortgages on 28 communities. Sixty-five percent of the principal amount bears interest at a fixed rate of 5.08%, and the remaining thirty-five percent of the principal amount bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 216 basis points. The debt matures in December 2028. The $327.0 million of proceeds from the financing were utilized to repay $60.4 million of outstanding mortgage debt scheduled to mature on January 1, 2019.

During the fourth quarter of 2018, the Company repaid $307.4 million of outstanding principal balance on eleven existing loan portfolios. The Company repaid $171.4 million to facilitate the sale of communities classified as assets held for sale and the remaining repayments were primarily to facilitate the release of communities from their existing loan portfolios so that they could be added to the collateral pool for the Company’s credit facility which was refinanced in December 2018. During the year ended December 31, 2018, the Company recorded $11.7 million of debt modification and extinguishment costs on the consolidated statement of operations for that period, primarily related to third party fees directly related to debt modifications.

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

As of December 31, 2018, the Company is in compliance with the financial covenants of its outstanding debt agreements.

10.           Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
(in thousands)	2018	2017
Salaries and wages	$88,425	$91,784
Insurance reserves	61,150	63,309
Vacation	37,109	40,281
Real estate taxes	25,302	30,743
Interest	15,458	13,745
Accrued utilities	8,883	10,807
Taxes payable	2,782	2,636
Lease payable	1,532	11,942
Other	57,586	64,719
Total	$298,227	$329,966

11.       Commitments and Contingencies

Facility Operating Leases

As of December 31, 2018, the Company operated 343 communities under long-term leases (252 operating leases and 91 capital and financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of such leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in leased property revenue or the consumer price index. The Company is responsible for all operating costs, including repairs, property taxes and insurance. The initial lease terms primarily vary from 10 to 20 years and generally include renewal options ranging from 5 to 20 years. The remaining initial lease terms vary from less than 1 year to 14 years and generally provide for renewal or extension options and in some instances, purchase options.

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

As of December 31, 2018, the Company is in compliance with the financial covenants of its long-term leases.

A summary of facility lease expense and the impact of straight-line adjustment and deferred gains are as follows:

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Cash basis payment - operating leases	$324,870	$365,077	$384,104
Straight-line lease (income) expense	(17,218)	(20,990)	(6,097)
Amortization of deferred gain	(4,358)	(4,366)	(4,372)
Facility lease expense	$303,294	$339,721	$373,635

The aggregate amounts of future minimum operating lease payments, including community and office leases, as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$310,340
2020	307,493
2021	290,661
2022	291,113
2023	285,723
Thereafter	786,647
Total	$2,271,977

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

As of December 31, 2018 and 2017, the Company accrued reserves of $155.6 million and $165.0 million, respectively, for these programs of which $94.5 million and $101.7 million is classified as long-term liabilities as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Company accrued $13.1 million and $17.5 million, respectively, of estimated amounts receivable from the insurance companies under these insurance programs. During the years ended December 31, 2018, 2017 and 2016, the Company recorded a $14.6 million, $9.9 million and $35.4 million decrease in insurance expense from changes in estimates, respectively, due to general liability and professional liability and workers compensation claims experience.

The Company has secured self-insured retention risk under workers' compensation programs with cash deposits of $14.7 million and $12.7 million as of December 31, 2018 and 2017, respectively. Letters of credit securing the programs aggregated to $71.8 million as of December 31, 2018 and 2017. In addition, the Company also had deposits of $13.7 million and $33.9 million as of December 31, 2018 and 2017, respectively, to fund claims paid under a high deductible, collateralized insurance policy.

13.       Retirement Plans

The Company maintains a 401(k) Retirement Savings Plan for all employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation subject to certain Internal Revenue Code maximum amounts. The Company makes matching contributions in amounts equal to 25.0% of the employee's contribution to the plan, for contributions up to a maximum of 4.0% of compensation. An additional matching contribution of 12.5%, subject to the same limit on compensation, may be made at the discretion of the Company based upon the Company's performance. For the years ended December 31, 2018, 2017 and 2016, the Company's expense to the plan was $8.3 million, $10.1 million and $8.2 million, respectively.

14.       Stock-Based Compensation

The following table sets forth information about the Company's restricted stock awards (excluding restricted stock units):

(share amounts in thousands, except value per share)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding on January 1, 2016	3,454	$28.80
Granted	3,141	14.56
Vested	(1,242)	26.79
Cancelled/forfeited	(745)	24.75
Outstanding on December 31, 2016	4,608	20.29
Granted	2,569	14.65
Vested	(1,276)	22.20
Cancelled/forfeited	(1,131)	18.95
Outstanding on December 31, 2017	4,770	17.13
Granted	3,880	9.39
Vested	(1,579)	19.12
Cancelled/forfeited	(1,315)	13.19
Outstanding on December 31, 2018	5,756	11.78

As of December 31, 2018, there was $41.3 million of total unrecognized compensation cost related to outstanding, unvested share-based compensation awards. That cost is expected to be recognized over a weighted-average period of 2.6 years and is based on grant date fair value.

During 2018, grants of restricted shares under the Company's 2014 Omnibus Incentive Plan were as follows:

(share amounts in thousands, except value per share)	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2018	3,387	$9.10	$30,823
Three months ended June 30, 2018	169	$7.19	$1,214
Three months ended September 30, 2018	263	$8.99	$2,361
Three months ended December 31, 2018	61	$9.25	$569

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

During the year ended December 31, 2018, the Company repurchased 1,280,802 shares at a weighted average price paid per share of $6.64, for an aggregate purchase price of approximately $8.5 million. No shares were purchased pursuant to this authorization during the year ended December 31, 2017. During the year ended December 31, 2016, the Company repurchased 750,000 shares at a weighted average price paid per share of $12.83, for an aggregate purchase price of approximately $9.6 million. As of December 31, 2018, approximately $81.9 million remains available under the share repurchase program.

16.       Income Taxes

The benefit (provision) for income taxes is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Federal:
Current	$(113)	$2,200	$(12)
Deferred	52,367	15,310	(3,248)
Total Federal	52,254	17,510	(3,260)
State:
Current	(2,798)	(995)	(2,118)
Deferred (included in Federal above)	—	—	—
Total State	(2,798)	(995)	(2,118)
Total	$49,456	$16,515	$(5,378)

A reconciliation of the benefit (provision) for income taxes to the amount computed at the U.S. Federal statutory rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016, respectively, is as follows:

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Tax benefit at U.S. statutory rate	$121,320	$205,777	$139,657
State taxes, net of federal income tax	21,576	24,891	11,788
Valuation allowance	5,713	(246,037)	(142,862)
Tax credits	688	1,908	6,163
Goodwill impairment	(88,265)	(78,515)	(10,789)
Impact of the Tax Act	(6,042)	114,716	—
Stock compensation	(4,717)	(4,093)	(5,716)
Meals and entertainment	(493)	(726)	(868)
Other, net	(324)	(1,406)	(2,751)
Total	$49,456	$16,515	$(5,378)

Significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2018	2017
Deferred income tax assets:
Capital and financing lease obligations	$165,703	$264,255
Operating loss carryforwards	298,255	288,469
Deferred lease liability	63,263	52,869
Accrued expenses	61,309	66,123
Tax credits	50,462	49,556
Capital loss carryforward	41,413	—
Intangible assets	10,133	14,493
Other	2,872	7,190
Total gross deferred income tax asset	693,410	742,955
Valuation allowance	(336,417)	(336,087)
Net deferred income tax assets	356,993	406,868
Deferred income tax liabilities:
Property, plant and equipment	(334,145)	(477,512)
Investment in unconsolidated ventures	(41,219)	—
Total gross deferred income tax liability	(375,364)	(477,512)
Net deferred tax liability	$(18,371)	$(70,644)

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act reformed the United States corporate income tax code, including a reduction to the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated alternative minimum tax (AMT) and the 20-year carryforward limitation for net operating losses incurred after December 31, 2017, and imposes a limit on the usage of net operating losses incurred after such date equal to 80% of taxable income in any given year. The 80% usage limit will not have an economic impact on the Company until its current net operating losses are either utilized or expired. In addition, the Tax Act limits the annual deductibility of a corporation's net interest expense unless it elects to be exempt from such deductibility limitation under the real property trade or business exception. The Company plans to elect the real property trade or business exception with the 2018 tax return. As such, the Company will be required to apply the alternative depreciation system ("ADS") to all current and future residential real property and qualified improvement property assets. This change reduced the Company's tax depreciation by approximately $57.9 million for the year ended December 31, 2018, and will have a similar impact on future tax depreciation deductions and did impact the Company’s valuation allowance. For the year ended December 31, 2017, reasonable estimates for the Company's state and local provision were made based on the Company's analysis of the Tax Act. On the basis of additional guidance issued by various state taxing authorities, these provisional amounts were adjusted in the year ended December 31, 2018. The Company recognized an additional $6.0 million of valuation allowance against the Company's state net operating losses with a corresponding increase of $6.0 million to the income tax provision. This was primarily due to expiring state net operating losses resulting from certain state taxing authorities not adopting the federal standard of unlimited net operating loss carryovers.

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

As of December 31, 2018 and 2017, the Company had federal net operating loss carryforwards of approximately $1.2 billion each of which are available to offset future taxable income through 2037. Additionally, as of December 31, 2018, the Company had federal net operating loss carryforwards generated after 2017 of $33.5 million which have an indefinite life, but with usage limited to 80% of taxable income in any given year. The Company had capital loss carryforwards of $165.0 million as of December 31, 2018, which is available to offset future capital gains through 2023. The Company determined that a valuation allowance was required after consideration of the Company's estimated future reversal of existing timing differences as of December 31, 2018 and 2017. For the year ended December 31, 2018, the Company recorded a provision of approximately $0.3 million (including the impact from the Tax Act) to reflect the required valuation allowance of $336.4 million as of December 31, 2018.

A summary of the change in the Company's valuation allowance is as follows:

	For the Years Ended December 31,
(in thousands)	2018	2017
Increase (decrease) in valuation allowance before consideration of the Tax Act	$(5,713)	$246,037
Increase (decrease) due to the adoption of ASU 2016-09	—	48,531
Total increase (decrease) in valuation allowance	(5,713)	294,568

Tax Act rate change - decrease in valuation allowance	—	(172,235)
Impact on net operating loss usage	6,042	(50,551)
Total increase (decrease) in valuation allowance due to Tax Act	6,042	(222,786)
Total increase (decrease) in valuation allowance	$329	$71,782

The Company has recorded valuation allowances of $245.3 million and $286.6 million as of December 31, 2018 and 2017, respectively, against its federal and state net operating losses, as the Company anticipates these losses will not be utilized prior to expiration. The Company has recorded a valuation allowance against its capital loss carryforward of $41.4 million as of December 31, 2018, as the Company anticipates these losses will not be utilized prior to expiration. The Company also recorded a valuation allowance against federal and state credits of $49.8 million and $49.5 million as of December 31, 2018 and 2017, respectively. For the year ended December 31, 2017, the Company determined that a valuation allowance was required due to the loss before income taxes, combined with the Company's estimated reversal of future timing differences as of December 31, 2017. As a result, the Company recorded an increase to the valuation allowance of $71.8 million for the year ended December 31, 2017. As a part of the change in 2017, the Company increased its valuation allowance by $48.5 million upon the adoption of ASU 2016-09. The $48.5 million offsets the increase to the Company's net operating loss carryforward position previously reflected in an additional paid-in capital pool, and accordingly, did not impact the 2017 income tax position.

As of December 31, 2018 and 2017, the Company had gross tax affected unrecognized tax benefits of $18.5 million each of which, if recognized, would result in an income tax benefit recorded in the consolidated statement of operations. Interest and penalties related to these tax positions are classified as tax expense in the Company's consolidated financial statements. Total interest and penalties reserved is $0.1 million as of December 31, 2018 and 2017. As of December 31, 2018, the Company's tax returns for years 2014 through 2017 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination. The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2018 and prior years will significantly change in 2019.

A reconciliation of the unrecognized tax benefits is as follows:

	For the Years Ended December 31,
(in thousands)	2018	2017
Balance at January 1,	$18,461	$29,160
Additions for tax positions related to the current year	80	184
Reductions for the Impact of the Tax Act	—	(10,859)
Reductions for tax positions related to prior years	(34)	(24)
Balance at December 31,	$18,507	$18,461

17.       Supplemental Disclosure of Cash Flow Information

(in thousands)	For the Years Ended December 31,
Supplemental Disclosure of Cash Flow Information:	2018	2017	2016
Interest paid	$260,706	$294,758	$349,535
Income taxes paid, net of refunds	$2,058	$1,038	$2,047

Additions to property, plant and equipment and leasehold intangibles, net:
Property, plant and equipment and leasehold intangibles, net	$220,810	$221,476	$300,113
Trade accounts payable	4,663	(7,589)	33,534
Net cash paid	$225,473	$213,887	$333,647
Acquisition of assets, net of related payables and cash received:
Property, plant and equipment and leasehold intangibles, net	$237,563	$—	$19,457
Other intangible assets, net	(4,345)	5,196	(7,300)
Capital and financing lease obligations	36,120	—	—
Other liabilities	2,433	—	—
Net cash paid	$271,771	$5,196	$12,157
Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$(4,950)	$(17,072)	$(4,543)
Assets held for sale	(197,111)	(20,952)	(289,452)
Property, plant and equipment and leasehold intangibles, net	(93,098)	(155,723)	—
Investments in unconsolidated ventures	(58,179)	(52,548)	—
Other liabilities	1,139	(1,058)	3,281
Long-term debt	—	8,547	—
Capital and financing lease obligations	93,514	157,963	—
Refundable entrance fees and deferred revenue	8,632	30,771	—
(Gain) loss on sale of assets, net	(249,754)	(19,273)	(7,218)
Loss on facility lease termination and modification, net	—	(1,162)	—
Net cash received	$(499,807)	$(70,507)	$(297,932)
Lease termination and modification, net:
Prepaid expenses and other assets, net	$(2,804)	$—	$—
Property, plant and equipment and leasehold intangibles, net	(87,464)	—	—
Capital and financing lease obligations	58,099	—	—
Deferred liabilities	70,835	—	—
Gain on sale of assets, net	(5,761)	—	—
Loss on facility lease termination and modification, net	34,283	—	—
Net cash paid (1)	$67,188	$—	$—
Formation of the Blackstone Venture:
Prepaid expenses and other assets	$—	$(8,173)	$—
Property, plant and equipment and leasehold intangibles, net	—	(768,897)	—
Investments in unconsolidated ventures	—	66,816	—
Capital and financing lease obligations	—	879,959	—
Deferred liabilities	—	7,504	—
Other liabilities	—	1,998	—
Net cash paid	$—	$179,207	$—

Supplemental Schedule of Non-Cash Operating, Investing and Financing Activities:
Purchase of treasury stock:
Treasury stock	$4,244	$—	$—
Accounts payable	(4,244)	—	—
Net	$—	$—	$—
Assets designated as held for sale:
Prepaid expenses and other assets, net	$(517)	$199	$(3,195)
Assets held for sale	198,445	(29,544)	278,675
Property, plant and equipment and leasehold intangibles, net	(197,928)	29,345	(262,711)
Goodwill	—	—	(28,568)
Asset impairment	—	—	15,799
Net	$—	$—	$—
Lease termination and modification, net:
Prepaid expenses and other assets, net	$(248)	$—	$—
Property, plant and equipment and leasehold intangibles, net	(132,733)	(145,645)	—
Capital and financing lease obligations	165,918	147,886	—
Deferred liabilities	(122,304)	7,447	—
Other liabilities	(620)	(9,688)	—
Gain on sale of assets, net	(37,731)	—	—
Loss on facility lease termination and modification, net	127,718	—	—
Net	$—	$—	$—

(1)
The net cash paid to terminate community leases is presented within the consolidated statement of cash flows based upon the lease classification of the terminated leases. Net cash paid of $54.6 million for the termination of operating leases is presented within net cash provided by operating activities and net cash paid of $12.5 million for the termination of capital and financing leases is presented within net cash used in financing activities for the year ended December 31, 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statement of cash flows that sums to the total of the same such amounts shown in the consolidated statement of cash flows.

(in millions)	December 31, 2018	December 31, 2017
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$398,267	$222,647
Restricted cash	27,683	37,189
Long-term restricted cash	24,268	22,710
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$450,218	$282,546

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

Similarly, the senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in reviews, audits, investigations, enforcement activities or litigation related to regulatory compliance matters. In addition, as a result of the Company's participation in the Medicare and Medicaid programs, the Company is subject to various governmental reviews, audits and investigations, including but not limited to audits under various government programs, such as the Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), and Unified Program Integrity Contractors (UPIC) programs. The costs to respond to and defend such reviews, audits and investigations may be significant, and an adverse determination could result in citations, sanctions and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, termination of participation in Medicare and Medicaid programs, and/or damage to the Company's business reputation.

19.       Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by payor source, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. See details on a reportable segment basis in the table below.

	Year Ended December 31, 2018
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$596,852	$1,923,676	$288,682	$693	$2,809,903
Government reimbursement	3,125	72,175	87,028	359,881	522,209
Other third-party payor programs	—	—	40,698	76,401	117,099
Total resident fee revenue	$599,977	$1,995,851	$416,408	$436,975	$3,449,211
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

Resident fee revenue for recurring and routine monthly services is generally billed monthly in advance. Resident fee revenue for standalone or certain healthcare services is generally billed monthly in arrears. Additionally, non-refundable community fees are generally billed and collected in advance or upon move-in of a resident under independent living, assisted living and memory care residency agreements for independent living, assisted living and memory care services. Amounts of revenue that are collected from residents in advance are recognized as deferred revenue until the performance obligations are satisfied. The Company had total deferred revenue (included within refundable entrance fees and deferred revenue, deferred liabilities, and other liabilities within the consolidated balance sheets) of $106.4 million and $112.4 million, including $50.6 million and $49.7 million of monthly resident fees billed and received in advance, as of December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, the Company recognized $82.1 million of revenue that was included in the deferred revenue balance as of January 1, 2018. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

For the year ended December 31, 2018, the Company recognized $17.6 million of charges within facility operating expense within the consolidated statement of operations for additions to the allowance for doubtful accounts.

20.       Segment Information

The Company has five reportable segments: Independent Living; Assisted Living and Memory Care; CCRCs; Health Care Services; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

Independent Living. The Company's Independent Living segment includes owned or leased communities that are primarily designed for middle to upper income seniors who desire an upscale residential environment providing the highest quality of service. The majority of the Company's independent living communities consist of both independent and assisted living units in a single community, which allows residents to age-in-place by providing them with a continuum of senior independent and assisted living services.

Assisted Living and Memory Care. The Company's Assisted Living and Memory Care segment includes owned or leased communities that offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents. Assisted living and memory care communities include both freestanding, multi-story communities and freestanding, single story communities. The Company also provides memory care services at freestanding memory care communities that are specially designed for residents with Alzheimer's and other dementias.

CCRCs. The Company's CCRCs segment includes large owned or leased communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of the Company's CCRCs have independent living, assisted living and skilled nursing available on one campus or within the immediate market, and some also include memory care and Alzheimer's services.

Health Care Services. The Company's Health Care Services segment includes the home health, hospice and outpatient therapy services, as well as education and wellness programs, provided to residents of many of the Company's communities and to seniors living outside of the Company's communities. The Health Care Services segment does not include the skilled nursing and inpatient healthcare services provided in the Company's skilled nursing units, which are included in the Company's CCRCs segment.

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

The following table sets forth selected segment financial and operating data:

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Revenue:
Independent Living (1)	$599,977	$654,196	$679,503
Assisted Living and Memory Care (1)	1,995,851	2,210,688	2,419,459
CCRCs (1)	416,408	468,994	592,826
Health Care Services (1)	436,975	446,262	476,833
Management Services (2)	1,082,215	966,976	808,359
	$4,531,426	$4,747,116	$4,976,980
Segment Operating Income (3):
Independent Living	$240,609	$271,417	$294,530
Assisted Living and Memory Care	628,982	749,058	876,817
CCRCs	92,212	106,162	133,409
Health Care Services	34,080	51,348	64,463
Management Services	71,986	75,845	70,762
	1,067,869	1,253,830	1,439,981
General and administrative (including non-cash stock-based compensation expense)	250,495	255,446	313,409
Transaction costs	8,980	22,573	3,990

Facility lease expense:
Independent Living	93,496	117,131	120,272
Assisted Living and Memory Care	178,716	185,971	193,670
CCRCs	24,856	29,464	51,727
Health Care Services	—	—	—
Corporate and Management Services	6,226	7,155	7,966
Depreciation and amortization:
Independent Living	91,899	95,226	94,049
Assisted Living and Memory Care	261,365	290,344	308,639
CCRCs	53,551	44,294	66,431
Health Care Services	3,201	3,723	4,075
Corporate and Management Services	37,439	48,490	47,208
Goodwill and asset impairment:
Independent Living	2,013	2,968	31,384
Assisted Living and Memory Care	436,892	342,788	132,389
CCRCs	6,669	18,083	46,329
Health Care Services	9,055	14,599	1,596
Corporate and Management Services	35,264	31,344	36,817
Loss on facility lease termination and modification, net	162,001	14,276	11,113
Income (loss) from operations	$(594,249)	$(270,045)	$(31,083)

Total interest expense:
Independent Living	$58,783	$55,436	$56,827
Assisted Living and Memory Care	174,459	207,861	249,449
CCRCs	26,746	27,665	39,824
Health Care Services	—	892	1,461
Corporate and Management Services	20,281	34,300	38,056
	$280,269	$326,154	$385,617

Total capital expenditures for property, plant and equipment, and leasehold intangibles:
Independent Living	$51,510	$47,309	$59,978
Assisted Living and Memory Care	125,750	119,717	156,732
CCRCs	26,615	24,297	37,800
Health Care Services	902	755	1,576
Corporate and Management Services	16,033	29,398	44,027
	$220,810	$221,476	$300,113

	As of December 31,
(in thousands)	2018	2017
Total assets:
Independent Living	$1,104,774	$1,266,076
Assisted Living and Memory Care	3,684,170	4,535,114
CCRCs	707,819	667,234
Health Care Services	254,950	257,257
Corporate and Management Services	715,547	949,768
	$6,467,260	$7,675,449

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment facility operating expenses (excluding depreciation and amortization) and costs incurred on behalf of managed communities.

21.       Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for each of the fiscal quarters in 2018 and 2017:

	For the Quarters Ended
(in thousands, except per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$1,187,234	$1,155,200	$1,120,062	$1,068,930
Goodwill and asset impairment	430,363	16,103	5,500	37,927
Loss on facility lease termination and modification, net	—	146,467	2,337	13,197
Income (loss) from operations	(413,831)	(137,589)	3,626	(46,455)
Gain on sale of assets, net	43,431	23,322	9,833	216,660
Income (loss) before income taxes	(441,649)	(181,055)	(54,903)	99,799
Net income (loss)	(457,234)	(165,509)	(37,140)	131,531
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(457,188)	(165,488)	(37,121)	131,539
Weighted average basic and diluted income (loss) per share	$(2.45)	$(0.88)	$(0.20)	$0.70

	For the Quarters Ended
(in thousands, except per share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$1,216,766	$1,186,472	$1,177,988	$1,165,890
Goodwill and asset impairment	20,706	1,559	368,551	18,966
Income (loss) from operations	48,126	30,174	(350,970)	2,625
Income (loss) before income taxes	(42,333)	(49,072)	(445,147)	(51,569)
Net income (loss)	(126,361)	(46,337)	(413,929)	15,021
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(126,304)	(46,287)	(413,885)	15,057
Weighted average basic and diluted income (loss) per share	$(0.68)	$(0.25)	$(2.22)	$0.08

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2018
(In thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts	Deductions	Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2016	$26,470	$30,632		$2,680	$(32,738)	$27,044
Year ended December 31, 2017	$27,044	$25,370		$555	$(29,857)	$23,112
Year ended December 31, 2018	$23,112	$17,597		$7,153	$(23,109)	$24,753

Deferred Tax Valuation Allowance:
Year ended December 31, 2016	$121,602	$142,862	(1)	$—	$(159)	$264,305
Year ended December 31, 2017	$264,305	$71,782	(2)	$—	$—	$336,087
Year ended December 31, 2018	$336,087	$330	(3)	$—	$—	$336,417

(1)  Adjustment to valuation allowance for federal and state net operating losses and federal credits of $128,931 and $13,931, respectively.

(2)  Adjustment to valuation allowance for federal and state net operating losses of $294,568 and a reduction of $222,786 resulting from the Tax Cuts and Jobs Act.

(3)  Reduction of valuation allowance for federal and state net operating losses and federal credits of $5,919 off-set by additional valuation allowance for federal credits of $207 and adjustments resulting from the Tax Cuts and Jobs Act of $6,042.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

Management's Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on the Company's evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

To the extent not set forth herein, the information required by this item is incorporated by reference from the discussions under the headings "Election of Directors," "Corporate Governance," "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2018.

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, our principal financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our President and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer, both of which are available on our website at www.brookdale.com/investor. Any amendment to, or waiver from, a provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, or to any executive officer or director, will be posted on our website.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from the discussions under the headings "Director Compensation" and "Executive Compensation" in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

To the extent not set forth herein, the information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2018.

The following table provides certain information as of December 31, 2018 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date):

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a) (1)	(b)	(c)
Equity compensation plans approved by security holders (2)	—	—	8,871,506
Equity compensation plans not approved by security holders (3)	—	—	35,936
Total	—	—	8,907,442

(1)
As of December 31, 2018, an aggregate of 5,756,435 shares of unvested restricted stock were outstanding under our 2014 Omnibus Incentive Plan, and an aggregate of 6,850 vested restricted stock units were outstanding under our Omnibus Stock Incentive Plan. Such shares of restricted stock and restricted stock units are not reflected in the table above. Our 2014 Omnibus Incentive Plan allows awards to be made in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, unrestricted shares, performance awards and other stock-based awards.

(2)
The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 8,237,094 shares remaining available for future issuance under our 2014 Omnibus Incentive Plan and 634,412 shares remaining available for future issuance under our Associate Stock Purchase Plan.

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

The information required by this item is incorporated by reference from the discussions under the headings "Certain Relationships and Related Transactions" and "Director Independence" in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2018.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the discussion under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for 2019" in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2018.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1)	Our Audited Consolidated Financial Statements

Report of the Independent Registered Public Accounting Firm

Report of the Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

Schedule II – Valuation and Qualifying Accounts

2)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Brookdale Senior Living Inc. (the "Company"), as amended.
3.2	Amended and Restated Bylaws of the Company dated October 4, 2018 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on October 5, 2018 (File No. 001-32641)).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) filed on November 7, 2005 (File No. 333-127372)).
10.1.1
Amended and Restated Master Lease and Security Agreement dated as of November 1, 2017, by and between certain of the Company's affiliates named therein as lessees and HCP, Inc. and certain of its affiliates named therein as lessors (incorporated by reference to Exhibit 10.1.1 to the Company's Annual Report on Form 10-K filed on February 22, 2018 (File No. 001-32641)).†

10.1.2
First Amendment to Amended and Restated Master Lease and Security Agreement dated as of January 10, 2018, by and between certain of the Company's affiliates named therein as lessees and HCP, Inc. and certain of its affiliates named therein as lessors (incorporated by reference to Exhibit 10.1.2 to the Company's Annual Report on Form 10-K filed on February 22, 2018 (File No. 001-32641)).

10.2.1
Master Lease and Security Agreement dated as of April 26, 2018 by and between certain of the Company's affiliates named therein as lessees and certain of the affiliates of Ventas, Inc. named therein as lessors (the "Master Lease") (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-32641)).†

10.2.2
Amendment No. 1 effective September 1, 2018 to Master Lease by and between certain of the Company's affiliates named therein as lessees and certain of the affiliates of Ventas, Inc. named therein as lessors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2018 (File No. 001-32641)).†

10.2.3
Guaranty of Master Lease dated as of April 26, 2018 by and between the Company and certain of its affiliates named therein and Ventas, Inc. and certain of its affiliates named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-32641)).†

10.3
Fifth Amended and Restated Credit Agreement dated as of December 5, 2018, among certain subsidiaries of the Company, Capital One, National Association, as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 11, 2018 (File No. 001-32641)).

10.4
Master Credit Facility Agreement (Senior Housing) dated as of August 31, 2017, by and between Jones Lang LaSalle Multifamily, LLC and the Company's subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2017 (File No. 001-32641)).

10.5
Employment Agreement dated as of March 1, 2018 by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.49 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.6
Offer Letter Agreement dated as of August 8, 2018 by and between the Company and Steven E. Swain (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2018 (File No. 001-32641)).*

10.7
Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 28, 2017 (File No. 001-32641)) (the "Omnibus Incentive Plan").*

10.8
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.9
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.10
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.11
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.12
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.13
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.14
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.15
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.16
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.17
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.18
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.19
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.20
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2018 Time-Vesting Form) (incorporated by reference to Exhibit 10.47 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.21
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2018 Cliff-Vesting Form) (incorporated by reference to Exhibit 10.48 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.22
Restricted Share Agreement under the Omnibus Incentive Plan dated as of March 5, 2018 by and between the Company and Lucinda M. Baier (Time-Vesting) (incorporated by reference to Exhibit 10.50 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.23
Restricted Share Agreement under the Omnibus Incentive Plan dated as of March 5, 2018 by and between the Company and Lucinda M. Baier (Performance-Vesting) (incorporated by reference to Exhibit 10.51 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.24
Restricted Share Agreement under the Omnibus Incentive Plan dated as of September 10, 2018 by and between the Company and Steven E. Swain (Performance Vesting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2018 (File No. 001-32641)).*

10.25
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for New Directors) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2015 (File No. 001-32641)).*

10.26
Form of Outside Director Restricted Stock Unit Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan effective June 23, 2009, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012 (File No. 001-32641)).*

10.27
Form of Outside Director Restricted Stock Unit Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2016 (File No. 001-32641)).*

10.28.1
Brookdale Senior Living Inc. Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 11, 2008 (File No. 001-32641)) (the "Associate Stock Purchase Plan").*

10.28.2
First Amendment to Associate Stock Purchase Plan, effective as of December 12, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2013 (File No. 001-32641)).*

10.29.1
Form of Severance Letter and Brookdale Senior Living Inc. Severance Pay Policy, Tier I (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2010 (File No. 001-32641)).*

10.29.2
Amendment No. 1 to Severance Pay Policy, Tier I, adopted by the Company on April 23, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2015 (File No. 001-32641)).*

10.29.3
Amendment No. 2 to Severance Pay Policy, Tier I, adopted by the Company on August 3, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-32641)).*

10.29.4
Amendment No. 3 to Severance Pay Policy, Tier I, adopted by the Company on January 19, 2017 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.30
Amended and Restated Tier I Severance Pay Policy dated April 15, 2018 (incorporated by reference to Exhibit 10.52 to the Company's Amendment No. 1 to Annual Report on Form 10-K filed on April 24, 2018 (File No. 001-32641)).*

10.31	Form of Retention Bonus Award Letter dated March 1, 2018 (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2018 (File No. 001-32641)).*
10.32	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-32641)).*
10.33
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

BROOKDALE SENIOR LIVING INC.

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	President and Chief Executive Officer
Date:	February 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lee S. Wielansky	Non-Executive Chairman of the Board	February 14, 2019
Lee S. Wielansky

/s/ Lucinda M. Baier	President, Chief Executive Officer and Director	February 14, 2019
Lucinda M. Baier	(Principal Executive Officer)

/s/ Steven E. Swain	Executive Vice President and Chief Financial Officer	February 14, 2019
Steven E. Swain	(Principal Financial Officer)

/s/ Dawn L. Kussow	Senior Vice President and Chief Accounting Officer	February 14, 2019
Dawn L. Kussow	(Principal Accounting Officer)

/s/ Marcus E. Bromley	Director	February 14, 2019
Marcus E. Bromley

/s/ Frank M. Bumstead	Director	February 14, 2019
Frank M. Bumstead

/s/ Jackie M. Clegg	Director	February 14, 2019
Jackie M. Clegg

/s/ Rita Johnson-Mills	Director	February 14, 2019
Rita Johnson-Mills

/s/ James R. Seward	Director	February 14, 2019
James R. Seward

/s/ Denise W. Warren	Director	February 14, 2019
Denise W. Warren