Form 10-K/A
period 2018-12-31
Brookdale Senior Living Inc.
filed 2019-04-29
CIK 1332349

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.7 billion. The market value calculation was determined using a per share price of $9.09, the price at which the registrant’s common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation only, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors and stockholders owning 10% or more of the Company’s outstanding common stock.

As of April 24, 2019, 186,189,888 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for Brookdale Senior Living Inc. (“Brookdale,” the “Company,” “we,” or “our”) for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2019 (the “Original Filing”).

We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018. The reference on the cover page of the Original Filing to our incorporation by reference of certain sections of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Concerning Directors

The Company’s Board of Directors (the “Board”) consists of eight directors and is currently divided into three classes. The terms of the Class I, Class II and Class III directors will expire at the annual meetings of stockholders to be held in 2020, 2019 and 2021, respectively. We are the process of phasing out the classified structure of the Board pursuant to an amendment to our Certificate of Incorporation approved at the 2018 annual meeting of stockholders such that all director nominees standing for election at or after the 2021 annual meeting of stockholders will be elected to hold office for a term of one year. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below for a description of securities beneficially owned by our directors.

Lee S. Wielansky Position: Non-Executive Chairman of the Board (Class I) Age: 67 Joined Board: April 2015

Mr. Wielansky has more than 40 years of commercial real estate investment, management and development experience. He currently serves as Chairman and CEO of Opportunistic Equities, which specializes in low income housing. He has also served as Chairman and CEO of Midland Development Group, Inc., which he re-started in 2003 and focused on the development of retail properties in the mid-west and southeast. Prior to Midland, he served as President and CEO of JDN Development Company, Inc. and as a director of JDN Realty Corporation. Before joining JDN, he served as Managing Director—Investments of Regency Centers Corporation, which in 1998 acquired Midland Development Group, a retail properties development company co-founded by Mr. Wielansky in 1983. Mr. Wielansky became Non-Executive Chairman of the Board in February 2018. He also serves as Lead Trustee of Acadia Realty Trust and served as a director of Isle of Capri Casinos, Inc. from 2007 to 2017 and Pulaski Financial Corp. from 2005 to 2016. Mr. Wielansky received a bachelor’s degree in Business Administration, with a major in Real Estate and Finance, from the University of Missouri—Columbia, where he is currently a member of the Strategic Development Board of the College of Business. He also serves on the Board of Directors of The Foundation for Barnes-Jewish Hospital.

Mr. Wielansky’s real estate investment, management and development experience, as well as his service as a director of several public companies, led to the conclusion that he should serve as a member of the Board.

Lucinda M. Baier Position: President, Chief Executive Officer and Director (Class I) Age: 54 Joined Board: February 2018

Ms. Baier has served as Brookdale’s President and Chief Executive Officer and as a member of the Board since February 2018, after having served as Brookdale’s Chief Financial Officer since December 2015. In addition to experience as a seasoned Chief Financial Officer in several companies, she has had multi-billion dollar P&L responsibility, served as an executive officer of a Fortune 30 company, been the chief executive officer for a publicly-traded retailer and has served for more than a decade as a board member of public and private companies, including serving as the chairman of the board. Prior to joining Brookdale, Ms. Baier served as Chief Financial Officer of Navigant Consulting, Inc., a specialized global expert services firm, since March 2013 and its Executive Vice President since February 2013. Additionally, Ms. Baier has served as the Chief Financial Officer of Central Parking System, Inc., Movie Gallery, Inc., and World Kitchen, LLC. Ms. Baier’s experience also includes serving as the Senior Vice President and General Manager of Sears, Roebuck and Co.’s Credit and Financial Products business and serving as the Chairman of Sears National Bank. Ms. Baier currently serves as a member of the Board of Directors of the National Investment Center for the Seniors Housing & Care Industry (NIC), the American Seniors Housing Association (ASHA), and the Nashville Health Care Council, and previously served from 2007 to 2016 as a member of the Board of Directors and Audit Committee of The Bon-Ton Stores, Inc. Ms. Baier is a Certified Public Accountant and is a graduate of Illinois State University, with Bachelor and Master of Science degrees in Accounting.

Ms. Baier’s appointment as the Company’s President and Chief Executive Officer after demonstrating her abilities as a change-oriented executive as our Chief Financial Officer and in multiple leadership roles at other companies led to the conclusion that she should serve as a member of the Board.

Marcus E. Bromley Position: Independent Director (Class III) Age: 69 Joined Board: July 2017

Mr. Bromley brings more than 35 years of real estate industry leadership experience. He served as Chairman of the Board and Chief Executive Officer of Gables Residential Trust from 1993 until 2000, and then as a member of its Board until the company was acquired in 2005. Prior to joining Gables Residential Trust, Mr. Bromley was a division partner for the Southeast operation of Trammell Crow Residential Company. Mr. Bromley has served as a member of the Board of Cole Credit Property Trust V, Inc., a non-listed real estate investment trust, since March 2015 and served as its Non-Executive Chairman from June 2015 to August 2018. Mr. Bromley also currently serves as a member of the advisory board of Nancy Creek Capital Management, LLC, a private mezzanine debt and equity investment firm, and Sealy Industrial Partners, a private partnership specializing in the acquisition and operation of various industrial real estate properties. Previously, Mr. Bromley served as a member of the Boards of Cole Corporate Income Trust, Inc. from January 2011 until January 2015, of Cole Credit Property Trust II, Inc. from 2005 until July 2013, and of Cole Credit Property Trust III, Inc. from 2008 until 2012, each of which was a non-listed real estate investment trust. Mr. Bromley holds a B.S. in Economics from Washington & Lee University and an M.B.A. from the University of North Carolina.

Mr. Bromley’s significant executive, leadership and advisory experience in the real estate industry led to the conclusion that he should serve as a member of the Board.

Frank M. Bumstead Position: Independent Director (Class I) Age: 77 Joined Board: August 2006

Mr. Bumstead has over 40 years’ experience in the field of business and investment management and financial and investment advisory services. He also has represented buyers and sellers in a number of merger and acquisition transactions, including the sale of CMT (now a nationwide cable network) from its previous owners to Gaylord Entertainment, Inc. Mr. Bumstead is a principal shareholder of Flood, Bumstead, McCready & McCarthy, Inc., a business management firm that represents artists, songwriters and producers in the music industry as well as athletes and other high net worth clients. He has been with the firm since 1989. From 1993 to December 1998, Mr. Bumstead served as the Chairman and Chief Executive Officer of FBMS Financial, Inc., an investment advisor registered under the Investment Company Act of 1940. Prior to our acquisition of American Retirement Corporation (“ARC”), Mr. Bumstead served as the Lead Director of ARC, where he had served as a member of the Board of Directors for 11 years. He served in 2015 as Chairman of the Board of Directors of the Country Music Association and is also Vice Chairman of the Board of Directors and Chairman of the Finance and Investment Committee of the Memorial Foundation, Inc., a charitable foundation. He also currently serves on the Board of Directors of Nashville Wire Products, Inc. Mr. Bumstead has also served as a director and as a member of the Audit Committee of Syntroleum Corporation. He previously served on the Boards of the Dede Wallace Center, The American Red Cross, ECA, Inc., American Constructors, Inc., American Fine Wire, Inc., Junior Achievement of Nashville, and Watkins Institute. In addition, he previously served as a member of the Board of Advisors of United Supermarkets of Texas, LLC and was Chairman of its Finance and Audit Committee. Mr. Bumstead received a B.B.A. degree from Southern Methodist University and a Masters of Business Management from Vanderbilt University’s Owen School of Management.

Mr. Bumstead’s experience in business management and as a director of several public companies, along with his knowledge of the senior housing industry (through his prior service as a director of ARC), led to the conclusion that he should serve as a member of the Board.

The Honorable Jackie M. Clegg Position: Independent Director (Class II) Age: 57 Joined Board: November 2005

Ms. Clegg brings extensive transactional and financial experience, along with expertise in corporate governance and public policy, through her work as a strategic consultant, in government service and as a director of a number of public companies. She founded the strategic consulting firm Clegg International Consultants, LLC, and has served as its Managing Partner since 2001. Prior to that, Ms. Clegg was nominated by the President of the United States and confirmed by the U.S. Senate to serve as the Vice Chair of the Board of Directors and First Vice President of the Export-Import Bank of the United States, the official export credit institution of the United States of America, and then served as Chief Operating Officer. In her role with the Export-Import Bank, Ms. Clegg had direct supervisory responsibilities for the financial operations of the Export-Import Bank and was responsible for financing more than $50 billion in U.S. exports and a portfolio of $65 billion, budgeting decisions for the Export-Import Bank’s operational and program budgets and opening Export-Import Bank programs in several countries. Ms. Clegg also served as chair of the Loan and Audit Committees of the Board of Directors and as chair of the Budget Task Force and the Technology and Pricing

Committees of the Export-Import Bank. Prior to her Export-Import Bank service, Ms. Clegg worked in the U.S. Senate, focusing on international finance and monetary policy, national security and foreign affairs. Ms. Clegg also draws on her significant experience in service on the boards of directors of public companies and private organizations. She currently serves on the Board of Directors and chairs the Audit Committee of the Public Welfare Foundation. She has previously served as a director of CME Group Inc. (the parent company of the Chicago Mercantile Exchange), the Chicago Board of Trade, Cardiome Pharma Corp., Javelin Pharmaceuticals, Inc., IPC Holdings, Ltd. and Blockbuster, Inc. She previously chaired the Nominating and Corporate Governance Committees of Blockbuster, Inc., IPC Holdings, Ltd. and Cardiome Pharma Corp. and the Audit Committees of the IPC Holdings, Ltd., Chicago Board of Trade, Cardiome Pharma Corp. and Javelin Pharmaceuticals, Inc. She has also chaired and served on numerous special committees overseeing mergers, acquisitions, and financing transactions and has helped companies through the IPO process. Based on her current and former positions and directorships, Ms. Clegg has gained significant financial, corporate governance, public policy, infrastructure, operating and real estate experience.

Ms. Clegg’s extensive transactional and financial experience, as well as her experience in the public sector and as a director of numerous public companies (including her service as chairman of the foregoing standing and special committees) led to the conclusion that she should serve as a member of the Board.

Rita Johnson-Mills Position: Independent Director (Class III) Age: 60 Joined Board: August 2018

Ms. Johnson-Mills is an experienced healthcare executive, with more than 20 years of experience in the broader healthcare industry, including experience in the public sector. She most recently served from August 2014 to December 2017 as President and Chief Executive Officer of UnitedHealthcare Community Plan of Tennessee, a health plan serving more than 500,000 government sponsored healthcare consumers with over $2.5 billion of annual revenue, after having previously served as Senior Vice President, Performance Excellence and Accountability for UnitedHealthcare Community & State since 2006. Ms. Johnson-Mills also previously served as the Director of Medicaid Managed Care for the Centers for Medicare and Medicaid Services and as Chief Executive Officer of Managed Health Services Indiana and Buckeye Health Plan, wholly owned subsidiaries of Centene Corporation. Ms. Johnson-Mills earned a B.S. degree from Lincoln University and an M.A. degree in Labor and Human Resource Management and M.P.A. degree in Public Policy and Management from The Ohio State University.

Ms. Johnson-Mills’ experience as an executive in the healthcare space, including her expertise in healthcare operations and strategy, led to the conclusion that she should serve as a member of the Board.

James R. Seward Position: Independent Director (Class II) Age: 66 Joined Board: November 2008

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

Denise W. Warren Position: Independent Director (Class III) Age: 57 Joined Board: October 2018

Ms. Warren brings more than 30 years of operational, financial and healthcare experience. Since October 2015, she has served as Executive Vice President and Chief Operating Officer of WakeMed Health & Hospitals, where she is responsible for the strategic, financial and operational performance of the organization’s network of facilities throughout the North Carolina Research Triangle area. Prior to that, from 2005 to September 2015, Ms. Warren served as Chief Financial Officer of Capella Healthcare, Inc., an owner and operator of general acute-care hospitals, as well as its Executive Vice President since January 2014, and as its Senior Vice President prior to that. Before joining Capella, she served as Senior Vice President and Chief Financial Officer of Gaylord Entertainment Company from 2000 to 2001, as Senior Equity Analyst and Research Director for Avondale Partners LLC and as Senior Equity Analyst for Merrill Lynch & Co. She also currently serves on the Board of Directors of Computer Programs and Systems, Inc. Ms. Warren earned a B.S. degree in Economics from Southern Methodist University and a M.B.A. from Harvard University.

Ms. Warren’s extensive executive, financial and operational experience in the healthcare and other industries led to the conclusion that she should serve as a member of the Board.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is currently chaired by Ms. Warren and also consists of Messrs. Bromley and Seward. All members are independent directors as defined under the listing standards of the NYSE and under section 10A(m)(3) of the Exchange Act, and the Board has determined that each of the current members of the Audit Committee is an “audit committee financial expert” as defined by the rules of the SEC. No member of the Audit Committee simultaneously serves on the audit committees of more than three public companies.

Corporate Governance

The Board has adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, our principal financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our President and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer, both of which are available on our website at www.brookdale.com/investor. Any amendment to, or waiver from, a provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, or to any executive officer or director, will be posted on our website.

Executive Officers

The following table sets forth certain information concerning our executive officers. See “Information Concerning Directors” above for biographical information for Ms. Baier.

Name	Age	Position

Lucinda M. Baier	54	President, Chief Executive Officer and Director
Steven E. Swain	51	Executive Vice President and Chief Financial Officer
Mary Sue Patchett	56	Executive Vice President – Community Operations
Chad C. White	43	Executive Vice President, General Counsel & Secretary
George T. Hicks	61	Executive Vice President – Finance and Treasurer
H. Todd Kaestner	63	Executive Vice President – Corporate Development
Anthony V. Mollica	48	Division President (Health Care Services)

Steven E. Swain joined Brookdale as Executive Vice President and Chief Financial Officer in September 2018. Prior to joining Brookdale, Mr. Swain served as Senior Vice President and Chief Financial Officer of DISH Network Corporation from October 2014 to August 2018, after having served as its Senior Vice President of Programming from April 2014 to October 2014, and as its Vice President of Corporate Financial Planning and Analysis since joining the company in 2011. Prior to DISH Network, Mr. Swain spent more than 15 years working in the telecommunications sector, most recently at CenturyLink, Inc. and Qwest Communications International, Inc. (acquired by CenturyLink), where he served in multiple leadership roles in finance, including corporate financial planning and analysis, treasury and investor relations, as well as in network engineering.

Mary Sue Patchett became our Executive Vice President—Community Operations in November 2015 after having served as Division President for one of our senior housing divisions since February 2013 and as Divisional Vice President since joining Brookdale in September 2011 in connection with our Horizon Bay acquisition. Ms. Patchett has over 30 years of senior care and housing experience serving in leadership roles. Previously, Ms. Patchett served as

Chief Operating Officer of Horizon Bay from January 2011 through August 2011 and as Senior Vice President of Operations from March 2008 through December 2011. Prior to joining Horizon Bay, she was President and owner of Patchett & Associates, Inc., a management consulting firm for senior housing and other healthcare companies, from 2005 until March 2008. Ms. Patchett had previously served as Divisional Vice President for Alterra for over six years and started in senior living with nine years in numerous leadership positions at Sunrise Senior Living. Ms. Patchett has served on numerous industry boards and is serving on the Board of Directors of Argentum and the Board of Directors of Florida Senior Living Association as its past chair.

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

H. Todd Kaestner became our Executive Vice President—Corporate Development in July 2006, and his responsibilities include acquisitions and dispositions, development, asset management, procurement and lessor and joint venture relations. Previously, Mr. Kaestner served as Executive Vice President—Corporate Development of ARC since September 1993. Mr. Kaestner served in various capacities for ARC’s predecessors since 1985, including Vice President—Development from 1988 to 1993 and Chief Financial Officer from 1985 to 1988.

George T. Hicks became our Executive Vice President—Finance in July 2006 and our Treasurer in January 2016. Prior to July 2006, Mr. Hicks served as Executive Vice President—Finance and Internal Audit, Secretary and Treasurer of ARC since September 1993. Mr. Hicks had served in various capacities for ARC’s predecessors since 1985, including Chief Financial Officer from September 1993 to April 2003 and Vice President—Finance and Treasurer from November 1989 to September 1993.

Anthony V. Mollica joined Brookdale as Division President for the Company’s Health Care Services business in March 2016. Prior to that, he served as Vice President Operations for Omnicare, Inc. since March 2014 and then CVS Health following its merger with Omnicare, where he oversaw operations of the Omnicare Specialty Care Group. Prior to Omnicare, Mr. Mollica served in various roles for Giant Eagle, a regional grocery and pharmacy provider, including most recently as Vice President of Pharmacy Operations, and held leadership roles at Target Corporation and Rite Aid Corporation. Mr. Mollica is a Registered Pharmacist.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. We reviewed copies of the forms received by us or written representations from certain reporting persons that they were not required to file these forms. Based solely on that review, we believe that during the fiscal year ended December 31, 2018, our officers, directors and ten-percent stockholders complied with all Section 16(a) filing requirements applicable to them.

  Item 11. Executive Compensation

Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains the key elements of our executive compensation program and compensation decisions regarding the following named executive officers for 2018:

Name	Position

Lucinda M. Baier	President and Chief Executive Officer

Steven E. Swain	Executive Vice President and Chief Financial Officer

Mary Sue Patchett	Executive Vice President—Community Operations

Chad C. White	Executive Vice President, General Counsel & Secretary

Cedric T. Coco	Former Executive Vice President and Chief People Officer

Teresa F. Sparks	Former Interim Chief Financial Officer

Bryan D. Richardson	Former Executive Vice President and Chief Administrative Officer

T. Andrew Smith	Former President and Chief Executive Officer

During 2018, we made several changes to our key leadership. The Board appointed Ms. Baier, who had served as our Chief Financial Officer since 2015, as our President and Chief Executive Officer and member of the Board effective February 28, 2018. Ms. Sparks served as Interim Chief Financial Officer beginning March 28, 2018 until Mr. Swain joined as our Executive Vice President and Chief Financial Officer effective September 4, 2018. In addition, the employment of each of Messrs. Coco, Richardson and Smith was terminated without cause effective December 31, March 9, and February 28, 2018, respectively. Information regarding the compensation arrangements of Ms. Sparks is discussed separately under “Compensation of Interim CFO” below.

Executive Summary

New Executive Leadership and Strategy . . .

In February 2018, the Board concluded a lengthy strategic review and determined to pursue an operational turnaround strategy under new leadership. Despite continued strong industry headwinds, where new community openings outpaced demand, we made significant progress on our operational turnaround strategy and successfully executed on transformative changes to our business. Highlights from 2018 include:

New Executive Leadership	• Lucinda M. Baier—President and CEO (February 2018) • Steven E. Swain—EVP and CFO (September 2018)
Operational Turnaround Strategy

•  Operations organization realignment led to improved number of leads and visits and resident satisfaction, evidenced by lower controllable move-outs

•  Delivered G&A cost savings of >$25 million and achieved financial results within guidance ranges

Real Estate Strategy

•  Renegotiated and restructured leases with two of our largest lessors

•  Initiated real estate strategy to generate >$250 million of net proceeds from sales of owned communities, which is nearing completion

•  Sold or terminated leases or management on 131 communities (16% reduction in units)

•  We now own approximately 50% of our consolidated communities

2018 CEO Pay Mix (1)

(1)	Represents elements of 2018 target total direct compensation. See “Summary of 2018 Compensation Program” below for more information.

(2)	Represents percentage of votes cast.

(3)	Represents weighted average payout for the named executive officers for the applicable year who were serving at the end of such year.

. . . Same Philosophy

The Committee’s philosophy remains the same: to ensure market-competitive executive compensation opportunities through a program designed to emphasize pay for performance, align our executives’ long-term interests with those of our stockholders, and attract and retain key executives to execute on our strategy.

2018 Say-on-Pay Results

99% in favor(2)

Annual Incentive Plan

Despite making significant progress in the first year of our turnaround plan, 2018 annual incentive plan payouts reflect financial performance below our budgeted expectations.

2018 Average Payout (3)

	Weighting	Average Payout

Facility Operating Income	40%	0%

Combined Adjusted Free Cash Flow	20%	0%

Resident Fee Revenue	10%	0%

Strategic Objectives	30%	82%

2016-2018 Average Payout (3)

Long-Term Incentive Awards

The Committee awarded time-based restricted shares in January 2018, reflecting an enhanced emphasis on retaining key leaders at a time when the outcome of the strategic review was uncertain. With the appointment of new leaders in 2018, the Committee awarded performance-based restricted shares that, for the first time, have a TSR performance objective.

For 2019 annual awards, the Committee resumed its practice of using a 50/50 mix of time- and performance-based restricted shares, which continue to have a TSR performance component.

Compensation Philosophy

The Compensation Committee (the “Committee”) intends to ensure market-competitive executive compensation opportunities through a program designed to:

•

emphasize pay for performance by linking a significant portion of target total direct compensation to variable, at-risk components measured by our short- and long-term financial performance and other objectives designed to focus executives on key strategic initiatives;

•	align our executives’ long-term interests with those of our stockholders; and

•	attract and retain key executives to execute on our strategy.

In determining the appropriate level and mix of compensation for each executive officer, the Committee takes into account the officer’s experience, scope of responsibility, individual performance and retention risk; the Committee’s independent consultant’s market compensation studies; management input; internal equity; and other information as it deems necessary and appropriate. No pre-determined weighting is assigned to any factor, and the emphasis placed on a specific factor may vary among executive officers, reflecting market practice, business needs and retention and succession considerations at the time compensation decisions are made.

Principal Elements of Compensation

Our executive compensation program generally consists of these principal elements:

Element	Form	Description	Link to Stockholder Value

Base Salary	Cash

Amount intended to reflect the level and scope of responsibility, experience, and skills of an executive, the individual performance of the executive, retention risks, and competitive market practices.

Assists us in attracting, and encourages retention of, key executives through an amount of fixed income paid throughout the year.
Annual Incentive Plan	Cash

Opportunity is at-risk with no guaranteed payout. Level of payout tied to achievement of company financial objectives and strategic objectives approved by the Committee each year, which generally are reflective of, or support, our annual budget and business plan.

Focuses executives on taking steps necessary to meet expectations set forth in the annual budget and business plan, which the Committee believes will in turn drive longer-term performance results.
Long-Term Incentive Awards	Time-Based Restricted Shares

Awards granted in 2018 are eligible to vest ratably in four annual installments beginning approximately one year following the grant date and/or in two annual installments (75%/25%) beginning approximately three years following the grant date, in each case subject to continued employment.

Promotes retention, stock ownership, and alignment of executives’ long-term goals with those of our stockholders.
Performance-Based Restricted Shares

Opportunity is at-risk with no guaranteed vesting. Awards granted in 2018 are eligible to vest in February 2021 subject to the achievement of compound annual total shareholder return (TSR) targets set by the Committee.

Encourages executives to achieve long-term goals in order to increase the market value of our common stock.

Process for Determining Executive Compensation

The Committee’s process for determining executive compensation is outlined below, including the role of the Committee, results of our annual say-on-pay advisory vote and other stockholder feedback, the Committee’s independent consultant, our management, and our compensation peer group.

Role of the Committee

The Committee, which is comprised solely of independent directors, is responsible for developing, reviewing annually, and administering our compensation program and plans applicable to our executive officers. The Committee meets regularly, typically at least five times per year, to approve all decisions regarding the compensation of our executive officers. Compensation decisions regarding our President and Chief Executive Officer are also approved by the independent members of the Board. The Committee reports on its actions to the full Board following each Committee meeting. In fulfilling its responsibilities with respect to executive compensation, the Committee reviews and approves:

•	Any changes to our executive compensation philosophy;

•	The base salary, levels of incentive-based compensation and all other compensation or perquisites of our executive officers;

•	The design and framework of our incentive-based compensation plans and awards, including the applicable performance objectives and targets;

•	Levels of achievement under such performance objectives and targets;

•	Updates to our compensation peer group;

•	Any employment agreements or severance arrangements with our executive officers; and

•	Compliance with, and any changes to, our officer stock ownership and retention guidelines.

Role of Say-on-Pay Vote and Stockholder Feedback

The Committee considers the results of our annual say-on-pay advisory vote and other feedback received from stockholders throughout the year when making executive compensation decisions. At our 2018 annual meeting of stockholders, approximately 99% of the votes cast on the say-on-pay advisory vote were in favor of our executive compensation program. The Committee believes this vote affirmed our stockholders’ support of our executive compensation approach and provided assurance the program is reasonable and aligned with stockholder expectations.

Role of Independent Compensation Consultant

The Committee has engaged F.W. Cook & Co., Inc. (the “Consultant”) as its independent compensation consultant. The Consultant reports directly to the Committee, which has the direct responsibility for appointment, compensation and oversight of the work of the Consultant. The Consultant does not provide any services to the Company other than services provided to the Committee. From time to time at the request of the Committee, the Consultant provides recommendations regarding the design and framework of, and amounts awarded under, our executive compensation programs, recommends updates to our compensation peer group and conducts independent market compensation studies using that peer group and other published survey information, attends meetings of the Committee, and communicates with one or more members of the Committee outside of such meetings. For 2018, the Consultant provided each of these services.

The Committee conducted a specific review of its relationship with the Consultant and determined that the Consultant’s work for the Committee did not raise any conflicts of interest, consistent with the guidance provided under the Dodd-Frank Act of 2010 by the SEC and by the NYSE.

Role of Management

When making compensation decisions, the Committee considers input from our President and Chief Executive Officer and certain of our other executive officers. Such input generally includes providing information and analyses for review and advising the Committee concerning compensation decisions (other than when their own compensation is determined) and the design, framework, and performance objectives of our incentive-based compensation plans and awards. Our President and Chief Executive Officer provides compensation recommendations related to our other executive officers for the Committee’s consideration.

Compensation Peer Group

Typically annually, the Committee reviews and approves a compensation peer group comprised of companies recommended by the Consultant. The compensation peer group data is then used by the Consultant when preparing independent market compensation studies for the Committee. The Committee generally uses such peer group data and the Consultant’s studies:

•	As inputs when determining amounts of base salaries and the target amounts of annual and long-term incentive compensation;

•	To assess the competitiveness of the target direct compensation and underlying pay mix awarded to our executive officers; and

•	To evaluate the design, framework, and performance objectives of our incentive-based compensation plans and awards.

The Committee, as advised by the Consultant, generally considers target total direct compensation within a range of +/- 25% of median as reported in the Consultant’s market compensation studies to be competitive.

In 2018, the Consultant recommended updates to our compensation peer group, which had last been updated in 2016. The 2018 peer group included 16 companies in the health care facilities, healthcare services, managed healthcare, healthcare REIT, hospitality and restaurant industries. The Committee believes that inclusion of companies from these industries is reflective of the talent market for our business. The peer group companies chosen from the various industries are intended to be reasonably comparable to Brookdale in terms of their median levels of revenue, market capitalization, enterprise value, EBITDA and number of employees.

2018 Peer Group

Acadia Healthcare Company, Inc.	Hyatt Hotels Corporation	Quest Diagnostics Incorporated

Centene Corporation	Kindred Healthcare, Inc.	Select Medical Holdings Corporation

Community Health Systems, Inc.	Laboratory Corporation of America Holdings	The Ensign Group, Inc.

Darden Restaurants, Inc.	LifePoint Hospitals, Inc.	Universal Health Services, Inc.

Encompass Health Corporation	National Healthcare Corp.	Welltower Inc.

Wyndham Worldwide Corporation

2018 Compensation Decisions

Context to Decisions

The Committee’s annual review of our executive compensation program was conducted in the context of, and immediately following, a lengthy strategic review process initially announced in February 2017 and concluded in February 2018. At the conclusion, the Board determined to pursue an operational turnaround strategy under new leadership. As part of the leadership change, Ms. Baier was appointed as President and Chief Executive Officer and as a member of the Board effective February 28, 2018, having previously served as our Chief Financial Officer since 2015. The employment of each of Mr. Smith, our former President and Chief Executive Officer, and Mr. Richardson, our former Executive Vice President and Chief Administrative Officer, was terminated without cause effective February 28, 2018 and March 9, 2018, respectively. In addition, at the conclusion of the strategic review process, Mr. Smith and two other members of the Board resigned from the Board, including our former Executive Chairman, and the Board appointed Mr. Wielansky as our Non-Executive Chairman.

When making decisions regarding the annual executive compensation program, the Committee reviewed the Consultant’s market compensation study and, additionally, placed an enhanced emphasis on the retention element of our executive compensation program due to the then-uncertain outcome of the strategic review and the need to retain go-forward leadership who would be critical to executing on a turnaround strategy. In line with such emphasis, the Committee determined to utilize solely time-based restricted shares for the long-term incentive awards made in January 2018 and not to award long-term equity to Messrs. Richardson and Smith. In addition, the Committee deployed a retention bonus program for our key leaders, including several of the go-forward named executive officers. The Committee resumed awarding performance-based restricted shares when making awards in connection with Ms. Baier’s promotion and Mr. Swain joining as our Executive Vice President and Chief Financial Officer effective September 4, 2018.

Summary of 2018 Compensation Program

The table below sets forth the target total direct compensation (base salary, annual incentive opportunity, and long-term incentive awards) for the named executive officers who were serving as of December 31, 2018. The table excludes the amounts reported in the All Other Compensation column of the Summary Compensation Table (generally employer matching on our 401(k) plan, employer-paid premiums on life and disability insurance and the incremental cost to us of relocation expenses), Mr. Swain’s signing bonus, and retention bonus payments made to Ms. Patchett and Messrs. White and Coco.

	Base Salary (1)	Target Annual Incentive Opportunity (1)	Grant Value of Restricted Shares (2)	2018 Target Total Direct Compensation

Ms. Baier	$782,248	125%	$4,500,005	$6,260,063

Mr. Swain	$161,538	100%	$1,000,007	$1,323,083

Ms. Patchett	$437,750	100%	$800,004	$1,675,504

Mr. White	$350,000	80%	$350,009	$980,009

Mr. Coco	$442,900	100%	$800,004	$1,685,804

(1)

Represents a blended base salary for Ms. Baier reflective of her appointment as President and Chief Executive Officer effective February 28, 2018 (Jan. and Feb. 2018 – $566,500; thereafter – $825,000) and a partial-year of service for Mr. Swain who joined as Executive Vice President and Chief Financial Officer effective September 4, 2018 with an annual base salary of $500,000. The target annual incentive opportunity was based on base salary earned during 2018.

(2)

Represents the grant date fair value of restricted shares awarded as calculated in accordance with Accounting Standards Codification 718 (“ASC 718”), except that Ms. Baier’s and Mr. Swain’s awards of performance-based restricted shares reflect the grant value (i.e., number of shares granted multiplied by the stock price on the date of grant). The ASC 718 grant date fair values of such performance-based restricted shares were approximately 63% and 40% lower than the grant value included in the table for Ms. Baier and Mr. Swain, respectively.

Base Salaries

Annual Review and Decisions

In January 2018, the Committee made the following adjustments to the base salaries of the named executive officers effective January 1, 2018:

	2018	2017	% Change

Ms. Baier	$ 566,500	$ 550,000	3.0%

Ms. Patchett	$ 437,750	$ 425,000	3.0%

Mr. White (1)	$ 350,000	$ 300,000	16.7%

Mr. Coco	$ 442,900	$ 430,000	3.0%

Mr. Richardson (2)	$ 430,500	$ 430,500	0%

Mr. Smith (2)	$ 950,000	$ 950,000	0%

(1)	Mr. White’s base salary increase reflects his promotion from Senior Vice President to Executive Vice President in January 2018.

(2)

Due to the potential leadership changes that would occur if we were to pursue an operational turnaround strategy, the Committee made no changes to the base salaries for Messrs. Richardson and Smith at that time.

Promotion and Onboarding Decisions

The Committee received and reviewed a separate CEO market compensation study prepared by the Consultant at the time of Ms. Baier’s promotion to President and Chief Executive Officer and determined to increase Ms. Baier’s base salary to $825,000 effective March 1, 2018 as set forth in an employment agreement dated as of such date. Mr. Swain joined as our Executive Vice President and Chief Financial Officer effective September 4, 2018, and the Committee approved his annual base salary of $500,000 as set forth in an offer letter.

Annual Incentive Plan

The named executive officers were eligible to participate in our 2018 annual incentive plan. The amounts payable under the plan were to be determined by the Committee following conclusion of the 2018 performance period based on our results relative to company financial objectives and strategic objectives approved by the Committee. There were no guaranteed payout levels utilized in the 2018 annual incentive plan.

The table below shows the target annual incentive opportunity available to our named executive officers expressed as a percentage of base salary earned during 2018. The target opportunities were consistent with the prior year, except that Ms. Baier’s target opportunity was increased to 125% of her base salary in connection with her promotion to President and Chief Executive Officer, and Mr. White’s target opportunity was increased to 80% of his base salary in connection with his promotion to Executive Vice President.

	Target Opportunity as a % of Base Salary	Minimum Payout as a % of Target Opportunity	Maximum Payout as a % of Target Opportunity (1)

President and CEO	125%

Other Named Executive Officers	100%	0%	170%

Mr. White	80%

(1)	Mr. Smith’s maximum payout as a percentage of the target opportunity was 175% due to the weighting of his performance objectives noted below.

The following table shows the weighting of the company financial objectives and strategic objectives approved by the Committee on March 1, 2018 after considering management’s recommendations. The Committee determined to increase the weighting of the Facility Operating Income objective from 20% to 40%, and to reduce the weighting of Combined Adjusted Free Cash Flow objective from 40% to 20%, compared to 2017, which reflects an emphasis on our operational turnaround strategy. The target levels for the company financial objectives were generally reflective of our budget and business plan approved by the Board in January 2018. The performance targets and achievement levels of the annual incentive plan are described below under “Company Financial Objectives and Results.”

Measure (1)	Weighting (2)	Rationale

Facility Operating Income (“FOI”)	40%

FOI reflects the net result of our revenue and the facility operating expenses of our consolidated senior housing portfolio and Health Care Services segment, which are the largest drivers of our financial results and which management has the ability to impact on a day-to-day basis. The Board and management use this measure in the budgeting process and when evaluating our results.

Combined Adjusted Free Cash Flow (“CAFCF”)	20%

CAFCF reflects the cash generated through our operations and our proportionate share of cash generated at our unconsolidated ventures after non-development capital expenditures and certain other adjustments. The Board and management use this measure in the budgeting process and when evaluating our ability to service indebtedness, to pay dividends or engage in share repurchases, and to make additional capital investments. In addition, the constituent parts of CAFCF are used in our forward-looking guidance and in our quarterly reporting.

Resident Fee Revenue	10%	Improving our occupancy and revenue is critical to our operational turnaround. The Board and management use this measure in the budgeting process and when evaluating our results.

Strategic Objectives	30%

Objectives chosen for 2018 were intended to focus executives on key strategic initiatives supporting our operational turnaround plan and real estate strategy, based on their roles in achieving such initiatives. The Committee used a rigorous process in selecting the strategic objectives, which were predominately to be measured based on objective target scoring criteria, in order to maintain our pay-for-performance approach to incentives and to differentiate results among executives and their objectives. See “Strategic Objectives and Results” below for details on the objectives and their achievement.

(1)

FOI was defined as our 2018 consolidated resident fee revenue less facility operating expense. CAFCF was defined as the sum of our consolidated Adjusted Free Cash Flow plus our proportionate share of unconsolidated ventures’ Adjusted Free Cash Flow for 2018, adjusted to exclude transaction, retention and severance costs in excess of budgeted amounts and any capital expenditures related to the purchase and installation of power generators at Florida communities. Resident fee revenue was defined as our 2018 consolidated resident fee revenue.

(2)	For Mr. Smith, the resident fee revenue and strategic objectives components were weighted 15% and 25%, respectively, consistent with his prior year weighting.

Long-Term Incentive Awards

Annual Review and Decisions

The Committee granted long-term incentive awards in January
2018 while the strategic review was ongoing. Due to the
uncertain outcome of the strategic review and the need to
retain go-forward leadership who would be critical to executing on a turnaround strategy, the Committee determined to utilize solely time-based restricted shares for the annual long-term incentive awards (rather than utilizing a 50/50 split among
time- and performance-based restricted shares as in prior
years). In addition, due to the leadership changes that would
occur if we were to pursue an operational turnaround strategy,		No. of Restricted Shares	Grant Value
	Ms. Baier	154,959	$1,500,003
	Ms. Patchett	82,645	$800,004
	Mr. White	36,158	$350,009
	Mr. Coco	82,645	$800,004

the Committee determined that it would not grant long-term incentive awards to Messrs. Smith and Richardson at that time. The grant date values (i.e., number of shares granted multiplied by the stock price on the date of grant) were consistent with the prior year, except that Mr. White’s award was increased reflective of his promotion from Senior Vice President to Executive Vice President. One-half of the restricted shares are eligible to vest ratably in four annual installments beginning on February 27, 2019, and the other one-half are eligible to vest 75% on February 27, 2021 and 25% on February 27, 2022, in each case subject to continued employment.

Promotion and Onboarding Decisions

After reviewing the Consultant’s market compensation study with respect to the CEO role and considering Mr. Smith’s former compensation arrangements, on March 5, 2018 the Committee awarded Ms. Baier additional restricted shares with a grant value of approximately $3 million as set forth in her employment agreement (i.e., for a total of $4.5 million target grant value long-term incentive award for 2018). One half of such award (207,469 shares) are time-based restricted shares eligible to vest ratably in four annual installments beginning on February 27, 2019, subject to continued employment. The other one-half of such award (207,469 shares) are performance-based restricted shares eligible to vest on February 27, 2021, subject to continued employment and the achievement of the compound annual TSR performance targets described below.

In connection with Mr. Swain’s joining as our Executive Vice President and Chief Financial Officer effective September 4, 2018, the Committee awarded Mr. Swain restricted shares with a grant value of approximately $1 million as set forth in his offer letter. One-half of such award (53,249 shares) are time-based restricted shares eligible to vest ratably in four annual installments beginning on November 19, 2019, subject to continued employment. The other one-half of such award (53,248 shares) are performance-based restricted shares eligible to vest on February 27, 2021, subject to continued employment and the achievement of the compound annual TSR performance targets described below.

For the 2018 performance-based restricted shares, the Committee determined to use compound annual TSR as the performance goal calculated using a beginning price per share of $6.53 as of February 28, 2018, the date that Ms. Baier became President and Chief Executive Officer, compared to the volume-weighted average price for the 15 trading days ending December 31, 2020 and assuming reinvestment in our common stock of any dividends or distributions paid during the period. The Committee determined to use such performance goal, and to set difficult targets, to further align Ms. Baier’s and Mr. Swain’s compensation opportunity with our stockholders’ interests and to reinforce their buy-in to our operational turnaround strategy following conclusion of the strategic review process. Due to the difficulty of the targets, the ASC Topic 718 grant date fair values of their awards of performance-based restricted shares were approximately 63% and 40% lower than the grant values targeted by the Committee for Ms. Baier and Mr. Swain, respectively. The table below sets forth the percentage of such restricted shares that will vest based on the various compound annual TSR performance levels. Performance below the threshold level of achievement will result in forfeiture of all such shares, achievement of the targeted level of performance (or above) will result in the vesting of 100% of such shares, and vesting percentages will be interpolated between the steps shown in the table below.

% of Shares Eligible to Vest	Compound Annual TSR	Implied Ending Price per Share

100% (Target and Max)	≥23.91%	$12.00

75%	20.17%	$11.00

50% (Threshold)	16.20%	$10.00

Other Terms of 2018 Restricted Share Awards

The restricted share agreements associated with the awards described above contain non-solicitation, non-disparagement and confidentiality covenants, and to the extent the named executive officer was such at the time of grant, a non-competition covenant. The applicable restricted share agreements set forth the treatment of such awards in connection with termination of employment and a change in control (as described below under “Potential Payments Upon Termination or Change in Control”) and provide that the named executive officer will be entitled to receive dividends on outstanding unvested restricted shares to the extent we declare dividends in the future.

Other 2018 Decisions

Reductions to Potential Severance Pay

In connection with Ms. Baier’s appointment as President and Chief Executive Officer, she requested that her severance arrangements be reduced compared to our former President and Chief Executive Officer’s arrangements and that the severance arrangements available to Ms. Patchett and Mr. Coco be reduced in light of the fact that the strategic review process had been concluded and to move our severance arrangements more in line with market practice. On March 1, 2018, the Committee approved certain amendments to the Severance Pay Policy, Tier I, which amendments were set forth in an amendment and restatement of the Severance Policy effective April 15, 2018 (the “Severance Policy”). As a result of such amendments, among other things, effective for terminations of employment of Ms. Patchett or Mr. Coco on or after December 13, 2018, the amount payable for termination of employment without cause was reduced from 250% of the sum of such executive’s annual base salary and target annual bonus to 150% of such sum; and the amount payable for termination of employment without cause or for good reason within 18 months of a change in control was reduced from 300% to 200% of such sum. A detailed description of potential severance payments pursuant to the employment agreement and the Severance Policy is set forth under “Potential Payments Upon Termination or Change in Control” below.

Retention Bonus Awards

On March 1, 2018, the Committee approved a retention bonus to Ms. Patchett and Mr. Coco in an amount of $450,000 and $350,000, respectively, payment of which would occur upon remaining employed through December 13, 2018. The Committee had also made retention bonus awards to Mr. White and other key executive and non-executive leaders in December 2017. The retention bonus opportunity was awarded to ensure the continued contributions of these key leaders during the strategic review and the initial phase of the turnaround strategy and, with respect to Ms. Patchett and Mr. Coco, in recognition of the reduced severance pay that would be available to them on and after December 13, 2018, as described above.

Transaction Bonus Awards

In April 2018, we announced that we had entered into mutually-beneficial agreements with Ventas, Inc. under which we would restructure our portfolio of 128 communities that we leased from Ventas. The Committee and the Board evaluated the significance of the transactions to the Company, including the expected benefits thereof, and the extraordinary efforts of certain members of the Company’s management team, including Ms. Baier and Mr. White, to successfully negotiate such agreements, and determined to pay each of them a cash bonus of $50,000.

2018 Compensation Results

Summary of Compensation Results

To provide a better understanding of the results of our executive compensation program, the table below sets forth the amount of compensation realized in 2018 by our named executive officers who were serving as of December 31, 2018. The value of restricted shares that vested is based on the closing price per share of our stock on the applicable vesting dates. The table excludes the amounts reported in the All Other Compensation column of the Summary Compensation Table (generally employer matching on our 401(k) plan, employer-paid premiums on life and disability insurance and the incremental cost to us of relocation expenses) and the $100,000 signing bonus paid to Mr. Swain.

	Base Salary Earned	Annual Incentive Opportunity Earned	Value of Restricted Shares that Vested	Retention and Transaction Bonuses Earned	Total Compensation Realized

Ms. Baier	$782,248	$281,023	$276,516	$50,000	$1,389,787

Mr. Swain(1)	$161,538	$46,038	–	–	$207,576

Ms. Patchett	$437,750	$62,905	$155,463	$450,000	$1,106,118

Mr. White	$350,000	$81,396	$60,990	$300,000	$792,386

Mr. Coco (2)	$442,900	$95,534	$120,891	$350,000	$1,009,325

(1)	Mr. Swain’s base salary and annual incentive opportunity earned reflect his partial year of service beginning September 4, 2018.

(2)	Excludes vesting of time-based restricted shares that accelerated pursuant to Mr. Coco’s restricted share agreements upon his termination of employment without cause effective December 31, 2018.

Although we made significant progress on our operational turnaround and real estate strategies during 2018, our performance for the year was below our budgeted expectations. As a result, consistent with our pay-for-performance philosophy, such named executive officers’ realized compensation was significantly less than the amounts targeted by the Committee (see “Summary of 2018 Compensation Program” above) and the amounts reported in the Summary Compensation Table for 2018. Such named executive officers earned between 14% and 29% of the target annual incentive opportunity, and the majority of performance-based restricted shares eligible to vest in 2018 were forfeited as a result of failure to achieve the threshold level of performance.

Annual Incentive Plan Results

A summary of the achievement and payment to our named executive officers under the 2018 annual incentive plan is provided below, broken out by objective and in total.

	Company Financial Objectives		Strategic Objectives		Total

	Achieved	Payout	Achieved	Payout	Achieved	Payout

Ms. Baier			95.8%	$281,023	28.7%	$281,023

Mr. Swain (1)			95.0%	$46,038	28.5%	$46,038

Ms. Patchett			47.9%	$62,905	14.4%	$62,905

Mr. White	0%	–	96.9%	$81,396	29.1%	$81,396

Mr. Coco (1)			71.9%	$95,534	21.6%	$95,534

Mr. Richardson (1)			78.1%	$20,561	23.4%	$20,561

Mr. Smith (1)			0%	–	0%	–

(1)

Mr. Swain participated in the 2018 annual incentive plan on a pro-rata basis resulting from his partial year of service beginning September 4, 2018. Under the terms of the Severance Policy and Mr. Smith’s former employment agreement, Messrs. Coco, Richardson and Smith were entitled to receive a pro-rata portion of their annual incentive opportunity, to the extent earned, based on the number of days they were employed during 2018.

Company Financial Objectives and Results

The table below sets forth the target levels for the company financial objectives, which were generally reflective of our budget and business plan approved by the Board in January 2018, and our actual performance. Performance below the threshold level would result in no payout for the performance objective, and payout percentages were to be interpolated between the steps shown in the table below. Our actual performance failed to meet the threshold level of the company financial objectives. Accordingly, the Committee determined that no portion of the annual incentive opportunity based on such objectives would be paid.

Goal	Weighting	Payout Opportunity	Targets ($ in 000s)		Actual Performance ($ in 000s)		Payout Earned

FOI	40%	200% (Max) 100% (Target) 90% 80% 20% (Threshold)	$ $ $ $ $	1,168,236 1,112,606 1,090,354 1,084,791 1,056,976	$995,883		0%

CAFCF	20%	200% (Max) 100% (Target) 90% 80% 20% (Threshold)	$ $ $ $ $	83,064 79,109 76,136 75,945 71,798	$56,818	(1)	0%

Resident Fee Revenue	10%	200% (Max) 100% (Target) 90% 80% 20% (Threshold)	$ $ $ $ $	3,689,582 3,653,051 3,634,786 3,631,133 3,609,214	$3,449,211		0%

21

(1)

CAFCF is a financial measure that is not calculated in accordance with generally accepted accounting principles (GAAP). Appendix A to this Amendment shows how we calculated CAFCF, including a reconciliation of the measure to our net cash provided by operating activities.

Strategic Objectives and Results

In February 2019, the Committee evaluated the level of achievement for each of the strategic objectives and determined the payout percentage with respect to each named executive officer. The level of achievement for each named executive officer (other than Ms. Baier) was recommended by Ms. Baier, and Ms. Baier’s level of achievement was determined by the Committee and reviewed with the Board as part of its CEO performance evaluation. The tables below describe the strategic objectives applicable to the named executive officers and their achievement levels for each objective and on an aggregate basis. Unless otherwise noted, the strategic goals applicable to each named executive officer were weighted equally among, and within, the applicable categories.

Objectives for Baier, Patchett, White, Coco and Richardson

	Achieved	Baier	Patchett	White	Coco	Richardson

Narrow Focus—Identify and evaluate all innovation initiatives pushed to communities since 2014 and currently being considered and determine whether to maintain or discontinue based on our strategy.	100%	X	X	X	X	X

Narrow Focus—Meet or exceed targeted scores under our community quality assurance program, and achieve targeted quality rating for at least 75% of our home health agencies.	75%	X	X	X	X	X

Rationalize G&A Expense—Prepare and execute on plan to rationalize G&A expense by keeping G&A expense at or lower than 2018 budget.	100%	X	X	X	X	X

Real Estate Strategy—Develop management recommendation, and obtain Board approval, for real estate strategy and implement 75% of the steps with 2018 deadlines.	100%	X		X		X

Real Estate Strategy—Complete comprehensive review of community portfolio to determine capital expenditure needs by the end of 2018 and present recommendations to the Board/Investment Committee.	100%	X		X		X

Real Estate Strategy—Launch Fresh Impressions Program into communities and achieve a targeted score under the housekeeping assessment of our community quality assurance program.	100%	X		X		X

Win Locally—Increase consolidated comparable community portfolio initial visits, without materially reducing conversion rate, by a targeted percentage.	0%		X			X

Win Locally—Outperform competitors in 15 key markets, measured by comparing our year-over-year occupancy and RevPAR growth in the fourth quarter of 2018 to industry-reported data.	50%		X			X

	Achieved	Baier	Patchett	White	Coco	Richardson

Optimize Marketing—Collaboratively determine marketing spend to optimize mix of local and national spend, measured by not exceeding 2018 budget while meeting a floor number of move-ins.	0%		X

Build Relationships—Improve non-death move-outs at the consolidated comparable community portfolio by a targeted percentage compared to the prior year.	100%		X

Build Relationships—Increase consolidated comparable community portfolio internally generated move-ins by a targeted percentage, and increase quality survey rating of Health Care Services and increase institutional referrals by a targeted percentage.	50%		X

Protect Core—Improve relationships and operating protocols with third-party owners on behalf of whom the Company provides management services, and ensure that managed communities are operated in a manner consistent with the consolidated community portfolio.	100%			X

Talent—Improve 2018 consolidated comparable community retention of the key community leaders and full-time voluntary turnover for all other community positions by a targeted percentage versus the prior year.	0%		X		X

Associate Value Proposition—Reduce total rewards cost by a targeted amount and complete job title taxonomy and executive director leveling.	100%				X

Aggregate Strategic Goals Achievement:		95.8%	47.9%	96.9%	71.9%	78.1%

Objectives for Mr. Swain

	Weighting	Achieved

Narrow Focus—Take over financial reporting processes from Interim CFO for third quarter reporting; prepare and deliver 2019 budget to the Board, including G&A expense rationalization and capital expenditure plans; complete planned agency financings and amendment and restatement of revolving credit facility; and develop framework for 2019 annual incentive plan.	50%	100%

High Performance Team—Assess current finance organizational structure and team and build staffing plans to support the business demands.	25%	100%

Optimize Analytics—Identify and provide recommended steps to implement resource allocation analyses regarding company value creation.	25%	80%

Aggregate Strategic Goals Achievement:		95.0%

Objective for Mr. Smith

	Weighting	Achieved

Strategic Review—Lead to conclusion the Company’s process of exploring options and alternatives to create and enhance stockholder value with input from the Company’s legal and financial advisors, with measurement based on the Board’s evaluation of offers and indications of interest resulting from such process.	100%	0%

Long-Term Incentive Awards Results

Summary of Vesting and Forfeitures

During 2018, the named executive officers realized the compensation shown in the table below with respect to vesting of restricted shares granted prior to 2018. The value of shares that vested is based on the closing price per share of our stock on the vesting date.

	Vesting of Time-Based Restricted Shares Granted in 2014—2017		Vesting of Performance-Based Restricted Shares Granted in 2014—2015 (1)		Total

	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value

Ms. Baier	37,602	$276,516	–	–	37,602	$276,516
Mr. Swain	–	–	–	–	–	–
Ms. Patchett	20,489	$144,118	1,666	$11,345	22,155	$155,463
Mr. White	8,343	$58,293	396	$2,697	8,739	$60,990
Mr. Coco (2)	16,517	$120,891	–	–	16,517	$120,891
Mr. Richardson (2)	29,011	$197,565	3,264	$22,228	32,275	$219,793
Mr. Smith (2)	105,664	$719,572	15,041	$102,429	120,705	$822,001

(1)	Details regarding our performance relative to the applicable performance targets are provided in the section below.

(2)

Excludes vesting of time-based restricted shares that accelerated pursuant to the applicable restricted share agreements upon Mr. Coco’s, Mr. Richardson’s and Mr. Smith’s termination of employment without cause effective December 31, 2018, March 9, 2018 and February 28, 2018, respectively (Mr. Coco–37,180 shares; Mr. Richardson–17,897 shares; and Mr. Smith–62,250 shares).

Results of Performance-Based Restricted Shares Eligible to Vest in 2018

During 2014 and 2015, the Committee granted performance-based restricted share awards to the named executive officers included in the table below. Twenty-five percent of the 2014 awards and seventy-five percent of the 2015 awards were eligible to vest on February 27, 2018, subject to continued employment and achievement of performance goals established for each award by the Committee. The table below sets forth information regarding the performance goals and targets, our actual results and the number of shares that vested on February 27, 2018 based on our actual results. The value of shares that vested is included in the summary table above and is based on the closing price per share of our stock on the vesting date. Performance below the threshold level of achievement would have resulted in forfeiture of all shares in the applicable tranche, achievement of the targeted level of performance (or above) would have resulted in the vesting of 100% of the applicable tranche, and vesting percentages were to be interpolated between the steps shown in the table below.

Award Year	Performance Goal	% of Shares Eligible to Vest	Targets	Actual Results	Percent that Vested		No. of Shares that Vested (1)	Value of Shares that Vested

2014	2017 Return on Investment (“ROI”) on Program Max Projects approved in 2014 and completed prior to the end of 2015	100% (Maximum) 20% (Threshold)	≥12% 8%	15%	100%
						Ms. Patchett	1,666	$11,345
						Mr. White	396	$2,697
						Mr. Richardson	3,264	$22,228
						Mr. Smith	15,041	$102,429

2015	3-Year Compound Annual Growth Rate (“CAGR”) of CFFO per Share (2) comparing 2017 results versus a 2014 base year	100% (Maximum) 60% 40% (Threshold)	≥10% 6% 5%	<0%	0%
						Ms. Patchett	–	$–
						Mr. White	–	$–
						Mr. Richardson	–	$–
						Mr. Smith	–	$–

(1)

With respect to the 2015 awards eligible to vest on February 27, 2018, the following number of shares were forfeited as a result of failure to achieve the threshold level of performance: Ms. Patchett-3,905 shares; Mr. White-927 shares; Mr. Richardson-8,768 shares; and Mr. Smith-51,525 shares.

(2)

CFFO per share was defined as Cash From Facility Operations (CFFO) per share as reported by the Company, excluding acquisition, EMR and other transaction costs and federal income taxes to the extent we had become a federal income taxpayer.

Status of Outstanding Performance-Based Restricted Shares Granted in Prior Years

During 2015 through 2017, the Committee granted performance-based restricted share awards to the named executive officers, 75% of which were or are eligible to vest on February 27 in the third year following the year of grant, and 25% of which were or are eligible to vest on February 27 in the fourth year following the year of grant, in each case subject to continued employment and achievement of performance goals established for each award by the Committee. The table below sets forth information regarding the performance goals and targets and the number of shares subject to such awards for our current named executive officers. Performance below the threshold level of achievement will result in forfeiture of all shares in the applicable tranche, achievement of the targeted level of performance (or above) will result in the vesting of 100% of the applicable tranche, and vesting percentages will be interpolated between the steps shown in the table below.

Award Year	Vesting Year	Performance Goal	% of Shares Eligible to Vest	Targets	Shares at Target

2015	2019	2018 ROI on Program Max Projects approved in 2015 and completed prior to the end of 2016	100% (Target/Max) 20% (Threshold)	≥ 12% 8%	Ms. Patchett	1,302	(1)
					Mr. White	309	(1)

2016	2019	3-Year CAGR of Adjusted CFFO per share(2) comparing 2018 versus a 2015 base year	100% (Target/Max) 20% (Threshold)	≥ 8% 4%	Ms. Baier	38,820	(1)
					Ms. Patchett	18,245	(1)
					Mr. White	2,211	(1)
	2020	2019 ROI on Program Max Projects approved in 2016 and completed prior to the end of 2017 or approved prior to 2016 and completed during 2017	100% (Target/Max) 20% (Threshold)	≥12% 8%	Ms. Baier	12,940
					Ms. Patchett	6,082
					Mr. White	737
2017	2020	3-Year CAGR of CAFCF(3) comparing 2019 results versus a 2016 base year	100% (Target/Max) 80% 60% 40% 20% (Threshold)	≥23.1% 14.3% 11.8% 9.3% 3.8%	Ms. Baier	37,904
					Ms. Patchett	17,814
					Mr. White	2,158
	2021	2020 ROI on Program Max Projects approved in 2017 and completed prior to the end of 2018 or approved prior to 2017 and completed during 2018	100% (Target/Max) 60% 20% (Threshold)	≥11.0% 9.0% 8.0%	Ms. Baier	12,635
					Ms. Patchett	5,939
					Mr. White	720

(1)

Based on our actual results, all of the shares from the 2015 awards eligible to vest on February 27, 2019 vested on such date, and all of the shares from the 2016 awards eligible to vest on such date were forfeited.

(2)

For purposes of these performance-based restricted shares, CFFO per share was defined as Cash From Facility Operations (CFFO) per share as reported by the Company, excluding acquisition, EMR and other transaction costs and federal income taxes to the extent we had become a federal income taxpayer.

(3)

For purposes of these performance-based restricted shares, CAFCF is defined as the sum of our Adjusted Free Cash Flow and our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures, in each case as reported by the Company, excluding transaction, transaction-related and severance costs and federal income taxes to the extent we become a federal income taxpayer.

Other Compensation Policies

Annual Risk Assessment

In accordance with its charter, the Committee conducts an assessment annually of the relationship between our risk management policies and practices, corporate strategy and our compensation arrangements. As part of this assessment, the Committee evaluates whether any incentive and other forms of pay encourage unnecessary or excessive risk taking. For our 2018 executive compensation program, the Committee concluded that the program, including the performance goals and targets used for incentive compensation, is appropriately structured not to encourage unnecessary or excessive risk taking, and that any risks arising from the program are not reasonably likely to have a material adverse effect on us.

Stock Ownership and Retention Guidelines

Our stock ownership and retention guidelines are applicable to certain of our officers, including our named executive officers, and are intended to further align the interests of our executives with those of our stockholders. Our named executive officers are expected to hold a number of shares with a minimum market value
Multiple of Base Salary
	Chief Executive Officer	5.0x
	Chief Financial Officer	4.0x
	Executive Vice Presidents	3.0x

expressed as a multiple of their base salary as shown in the table. Unvested equity awards do not count toward the expected level of ownership, except that the estimated number of after-tax time-based restricted shares scheduled to vest within 90 days may be counted towards compliance. The expected level of ownership must be achieved by the fifth anniversary of such officer’s becoming subject to the guidelines. Until the expected ownership level is achieved, each officer is expected to retain at least 50% of after-tax shares obtained through our equity compensation plans. This holding requirement also applies in situations where an officer has achieved the expected stock ownership level but changes in the market price of our stock or the officer’s base salary result in such officer’s failure to maintain the expected stock ownership level. All of our current named executive officers are in compliance with our stock ownership and retention guidelines and will be expected to retain at least 50% of their after-tax shares obtained through our equity compensation plans until they meet their applicable required holdings.

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

Tax Considerations

Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that a company may deduct in any one year with respect to “covered employees”. Effective for taxable years beginning after December 31, 2017, the tax reform legislation enacted in December 2017 eliminated a Company’s ability to deduct “qualified performance-based compensation” in excess of $1 million paid to named executive officers under Section 162(m). Under the new legislation, the definition of covered employees has been expanded to include a company’s chief financial officer, in addition to the chief executive officer and three other most highly paid executive officers, plus any individual who has been a covered employee in any taxable year beginning after December 31, 2016. The Committee will continue to consider tax implications in making compensation decisions and, when believed to be in the best interests of our stockholders, we may provide compensation that is not fully deductible under Section 162(m) to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals. In making decisions about executive compensation, the Committee also considers the impact of other tax laws, including Section 409A of the Internal Revenue Code regarding non-qualified deferred compensation and Section 280G of the Internal Revenue Code regarding compensation in connection with a change in control.

Compensation of Interim CFO

In connection with Ms. Sparks’ appointment and service as our Interim Chief Financial Officer, the Committee determined that Ms. Sparks would receive a bi-weekly salary of $19,230.76 (equivalent to $500,000 on an annualized basis) and would be eligible to participate in a cash bonus program established for her role, with such bonus amount targeted at 100% of her base salary earned during her tenure. The bonus would be paid subject to Ms. Sparks’ fulfillment of individual objectives following the conclusion of her service. Such objectives included successfully transitioning the financial reporting and investor relations processes from Ms. Baier for first quarter reporting (30% weighting), identifying areas of improvement for our financial planning and analysis and analytics functions (50% weighting), and building the finance team to support the business demands (20% weighting). Following conclusion of her service, the Committee determined that Ms. Sparks had achieved such objectives resulting in payout at the 100% level of performance. Due to the interim nature of Ms. Sparks’ position, she was not be eligible to participate in our severance policies, the 2018 annual incentive plan or our 2014 Omnibus Incentive Plan.

 Employment Agreement and Severance Policies Applicable to Named Executive Officers

We are party to an employment agreement dated March 1, 2018 with Ms. Baier, which we entered into in connection with her promotion to President and Chief Executive Officer effective February 28, 2018. The employment agreement has a three year term, subject to automatic extensions for additional one year periods, unless either we or Ms. Baier gives written notice to the other party no less than 90 days prior to the expiration of the term that the term will not be extended. Ms. Baier’s initial base salary was $825,000 per year, which may not be reduced without Ms. Baier’s approval. In addition, Ms. Baier is eligible to receive an annual cash incentive opportunity with a target of at least 125% of base salary paid during the calendar year, subject to the terms of our annual incentive plan for senior executive officers. Ms. Baier was entitled to receive an initial award of time- and performance-based restricted shares with an aggregate grant date value of $3,000,000 under our 2014 Omnibus Incentive Plan. The terms of such awards, which were granted on March 5, 2018, are described above in “2018 Compensation Decisions.” Ms. Baier is eligible to participate in various benefit plans that we make available to our senior executive officers (other than our severance policies). In addition, we will provide Ms. Baier with basic term life insurance benefits of at least 100% of her base salary at no cost to Ms. Baier. Under her employment agreement, Ms. Baier is entitled to severance payments if her employment is terminated by us without cause or by her for good reason. Severance payments in connection with a change in control are “double trigger,” which requires the occurrence of a change in control followed by termination of employment within 18 months of the change in control by us without cause or by Ms. Baier for good reason. Under Ms. Baier’s employment agreement, any payments that are not deductible by us under Section 280G of the Internal Revenue Code will be cut back only to the extent that the cutback results in a better after-tax position for Ms. Baier. The employment agreement contains non-competition, non-solicitation, confidentiality and mutual non-disparagement covenants. The non-competition restrictions will continue in effect during Ms. Baier’s employment and for one year following termination of employment. The non-solicitation restrictions will continue in effect during her employment and for two years following her termination of employment. The confidentiality and mutual non-disparagement obligations will apply during her employment and thereafter.

Our other named executive officers do not have employment agreements, but are eligible to participate in the Severance Policy. Ms. Patchett participates, and Messrs. Coco and Richardson participated, in our Severance Policy as a “Designated Officer” as defined therein, and Messrs. Swain and White participate in our Severance Policy as a “Selected Officer.” Under the Severance Policy, the participating named executive officers are entitled to severance payments if their employment is terminated by us without cause or, following a change in control, by the executive for good reason. The severance payments under the Severance Policy applicable in connection with a change in control are “double trigger,” which require the occurrence of a change in control followed by termination of employment by us without cause or by the executive for good reason. If payments pursuant to the Severance Policy and other arrangements are not deductible by us under Section 280G of the Internal Revenue Code, such payments shall be reduced (or repaid) in order to ensure our deduction of payments in connection with a change in control.

A detailed description of severance payments pursuant to the foregoing employment agreement and the Severance Policy, as well as the effect of certain terminations and a change in control pursuant to our restricted share agreements, is set forth under “Potential Payments Upon Termination or Change in Control” below.

2019 Compensation Decisions

When making annual decisions for 2019, the Committee conducted a comprehensive review of our executive compensation program that included, among other considerations, external market compensation practices, our recent overall performance and 2019 business plan, our performance objectives under our incentive plans, and the responsibilities and individual performance of each of our named executive officers. With respect to market compensation practices, the Consultant reviewed our compensation peer group and recommended that it be updated to remove Kindred Healthcare, Inc. due to its going private and to replace Laboratory Corporation of America Holdings, Centene Corporation and Darden Restaurants, Inc. with Amedysis, Inc., Magellan Health, Inc. and Bloomin’ Brands, Inc. to more closely align the median levels of financial metrics and number of employees of the peer group with ours. The Consultant also completed a market compensation study that indicated each element of Ms. Baier’s target total direct compensation was below or at the low end of the market range. It further indicated that each of the other named executive officers’ base salaries, target long-term equity awards, and target total direct compensation were at the low end, or below, the market range, and that their target annual incentive opportunities were high relative to the market range.

Following the completion of its review, the Committee approved the principal elements of compensation of our named executive officers for 2019 as summarized in the table below. With the 2019 changes, the target total direct compensation of each of our named executive officers fell within the market ranges shown in market compensation study, but continues to be below the market median.

	2019 Base Salary	Change v. 2018 (1)	2019 Target Annual Incentive Opportunity	Change v. 2018	2019 Grant Value of Long-Term Incentive Awards (2)	Change v. 2018 (2)	2019 Target Total Direct Compensation	Change v. 2018

Ms. Baier	$ 910,000	10%	135%	8%	$ 4,750,000	6%	$ 6,888,500	8%

Mr. Swain	$ 515,000	3%	100%	0%	$ 1,300,000	30%	$ 2,330,000	17%

Ms. Patchett	$ 467,500	7%	100%	0%	$ 900,000	13%	$ 1,835,000	10%

Mr. White	$ 397,500	14%	70%	-13%	$ 450,000	29%	$ 1,125,750	15%

(1)	Percent change in base salary is based on the annual base salary of the named executive officer in effect as of December 31, 2018.

(2)

The dollar amount of the 2019 long-term incentive awards, and the percentage change versus 2018, is based on the grant value of such awards (i.e., number of shares granted multiplied by the stock price on the date of grant).

The 2019 annual incentive opportunity, as approved by the Committee, continues to be based on company financial objectives and strategic objectives, with the target levels of performance generally reflective of our 2019 budget. The strategic objectives were developed to focus our leaders on execution of our operational turnaround strategy, and they were generally cascaded to our corporate, divisional and community leadership. The table below sets forth the weighting of the objectives at target under our 2019 annual incentive plan.

	Weighting	Performance Measure

Company Financial Objectives	40%	FOI
	10%	CAFCF
	10%	Resident Fee Revenue

Strategic Objectives	15%	Move-ins and non-death attrition
	15%	Retention of key community leaders; full-time voluntary turnover for all other community positions; and retention of corporate associates
	10%	Net promoter score and response rate to resident survey

For the 2019 long-term incentive awards, the Committee resumed its practice of using a 50/50 grant value mix of time- and performance-based restricted shares to all the named executive officers. The time-based restricted shares are eligible to vest ratably in four annual installments beginning February 27, 2020, subject to continued employment. Seventy-five percent of the performance-based restricted shares are eligible to vest on February 27, 2022 and twenty-five percent are eligible to vest on February 27, 2023, in each case subject to continued employment and achievement of performance goals established by the Committee. The performance goal for the first tranche is 3-year CAGR of same community RevPAR for fiscal 2021 versus a 2018 base year, and for the second tranche is relative TSR comparing our compound annual TSR to the constituent companies of the S&P Midcap 400 index for the period beginning January 1, 2019 and ending December 31, 2021, assuming reinvestment of dividends or distributions. Same community RevPAR means the average monthly senior housing resident fee revenues per available unit of the same community portfolio, calculated as resident fee revenues, excluding Health Care Services segment revenue and entrance fee amortization, of the same community portfolio for the applicable fiscal year, divided by the weighted average number of available units in the same community portfolio for the applicable fiscal year, divided by twelve. Performance below the threshold level of achievement will result in forfeiture of all shares in the applicable tranche, performance at the targeted level of achievement will result in the vesting of 100% of the applicable tranche, and performance at the maximum level of achievement will result in vesting of up to 125% of the first tranche and 150% of the second tranche, with vesting percentages to be interpolated between the levels. In addition, the applicable restricted share agreements provide that the named executive officers will be entitled to receive dividends (or dividend equivalents) on unvested restricted shares only to the extent the underlying shares ultimately vest.

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

Denise W. Warren

Summary Compensation Table for 2018

The following summary compensation table sets forth information concerning the compensation earned by, awarded to or paid to our named executive officers for the periods indicated.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)

Lucinda M. Baier President and Chief Executive Officer	2018	782,248	50,000	3,551,872	281,023	9,112	4,674,255
	2017	550,000	–	1,500,013	196,150	161,025	2,407,188
	2016	552,115	–	1,500,005	222,750	217,497	2,492,367

Steven E. Swain Executive Vice President and Chief Financial Officer	2018	161,538	100,000	802,324	46,038	162,235	1,272,135

Mary Sue Patchett Executive Vice President, Community Operations	2018	437,750	450,000	800,004	62,905	7,783	1,758,442
	2017	425,000	–	705,004	134,995	7,026	1,272,025
	2016	426,635	–	705,011	145,350	7,811	1,284,807

Chad C. White Executive Vice President, General Counsel & Secretary	2018	350,000	300,000	350,009	81,396	7,198	1,088,604

Cedric T. Coco Former Executive Vice President and Chief People Officer	2018	442,900	350,000	800,004	–	169,826	1,762,730
	2017	430,000	–	800,009	149,484	419,449	1,798,942

Teresa F. Sparks Former Interim Chief Financial Officer	2018	221,918	–	–	221,918	545	444,381

Bryan D. Richardson Former Executive Vice President and Chief Administrative Officer	2018	87,756	–	–	–	1,001,514	1,089,270
	2017	430,500	–	880,012	122,536	9,199	1,442,247
	2016	432,115	–	880,007	159,500	9,829	1,481,452

T. Andrew Smith Former President and Chief Executive Officer	2018	157,115	–	–	–	2,552,199	2,709,314
	2017	950,000	–	–	356,709	9,120	1,315,829
	2016	953,654	–	5,225,007	418,594	11,339	6,608,594

(1)

The named executive officers served in the positions noted in the table at all times during the years presented, except that: Ms. Baier served as Chief Financial Officer until being appointed as our President and Chief Executive Officer effective February 28, 2018; Mr. Swain joined the Company as Executive Vice President and Chief Financial Officer effective September 4, 2018; each of Messrs. Coco, Richardson and Smith served in the positions noted in the table until termination of his employment without cause effective December 31, 2018, March 9, 2018 and February 28, 2018, respectively (and Mr. Smith took on the additional role of President on March 18, 2016); and Ms. Sparks served as Interim Chief Financial Officer from March 28, 2018 until September 4, 2018.

(2)

The 2018 amount for Ms. Baier consists of, and for Mr. White includes, a cash bonus award of $50,000 paid to each of them for their extraordinary efforts in connection with our successfully restructuring a portfolio of 128 leased communities in April 2018. The 2018 amount for Mr. Swain represents a cash sign-on bonus. The 2018 amount for Ms. Patchett and Mr. Coco consists of, and for Mr. White includes, payment of a retention bonus in the amount of $450,000, $350,000 and $250,000, respectively, for their continued service through December 13, 2018.

31

(3)

Represents the aggregate grant date fair value of time- and performance-based restricted shares computed in accordance with ASC 718. See Note 14 to our Consolidated Financial Statements included in the Original Filing for a summary of the assumptions made in the valuation of these awards. For each of Ms. Baier and Mr. Swain, see footnote 4 to the Grants of Plan Based Awards Table for the grant values of performance-based restricted shares awarded in 2018 assuming performance at the target level or above.

(4)

Represents the payout of each named executive officer’s annual cash incentive opportunity with respect to performance in the applicable year. Pro-rata payouts under the 2018 annual incentive plan for Messrs. Coco’s and Richardson’s service through their termination dates are included in All Other Compensation.

(5)

For each of the named executive officers, the 2018 amount includes the employer matching contribution to our 401(k) Plan and premiums on Company-provided life and disability insurance. For Mr. Swain, the 2018 amount also includes the incremental cost to the Company of $161,361 for relocation assistance provided to Mr. Swain, including amounts paid to Mr. Swain, or on his behalf, for moving and storage costs, closing costs for Mr. Swain’s sale of his former home, temporary housing in the Nashville area, a $5,000 moving allowance and associated tax gross ups of $67,111. For Mr. Coco, the 2018 amount also includes $95,534 representing payout of the pro-rata portion of his 2018 annual incentive opportunity earned for his service through December 31, 2018 and the incremental cost to the Company of $65,623 for relocation assistance provided to Mr. Coco, including amounts paid to Mr. Coco, or on his behalf, for moving and storage costs and associated tax gross ups of $26,535. For Mr. Richardson, the 2018 amount also includes $938,269 of severance payments made in 2018, $20,561 representing payout of the pro-rata portion of his 2018 annual incentive opportunity earned for his service through March 9, 2018, $33,115 representing payout of his accrued paid time off (PTO) balance and $7,883 representing the employer portion of continuation of health coverage. For Mr. Smith, the 2018 amount also includes $2,466,346 of severance payments made in 2018, $73,077 representing the payout of his accrued PTO balance and $11,386 representing the employer portion of continuation of health coverage.

Grants of Plan-Based Awards

The following table summarizes grants of plan-based awards made to our named executive officers in 2018. All of our named executive officers are eligible to receive dividends on outstanding unvested restricted shares granted in 2018 (to the extent that dividends are declared on our shares of common stock).

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Ms. Baier	– (1)	136,893	977,810	1,662,277

	1/5/2018 (2)				–	–	–	77,480	750,006

	1/5/2018 (3)				–	–	–	77,479	749,997

	3/5/2018 (4)				103,735	207,469	207,469	–	551,868

	3/5/2018 (2)				–	–	–	207,469	1,500,001

Mr. Swain	– (1)	22,615	161,538	274,615

	9/10/2018 (4)				26,624	53,248	53,248	–	302,316

	9/10/2018 (2)				–	–	–	53,249	500,008

Ms. Patchett	– (1)	61,285	437,750	744,175

	1/5/2018 (2)				–	–	–	41,323	400,007

	1/5/2018 (3)				–	–	–	41,322	399,997

Mr. White	– (1)	39,200	280,000	476,000

	1/5/2018 (2)				–	–	–	18,079	175,005

	1/5/2018 (3)				–	–	–	18,079	175,005

Former Named Executive Officers

Mr. Coco	– (1)	62,006	442,900	752,930

	1/5/2018 (2)				–	–	–	41,323	400,007

	1/5/2018 (3)				–	–	–	41,322	399,997

Ms. Sparks	– (1)	–	221,918	221,918

Mr. Richardson	– (1)	12,286	87,756	149,185

Mr. Smith	– (1)	29,459	196,394	343,690

(1)

For the named executive officers other than Ms. Sparks, the amounts represent the threshold, target and maximum payout levels under our 2018 annual incentive plan (and reflect the partial year of service for Messrs. Swain, Richardson and Smith). For Ms. Sparks, the amounts represent the payout levels under the incentive plan applicable for her interim service in 2018. The actual payouts under such plans are reported in the Summary Compensation Table as Non-Equity Incentive Plan Compensation or All Other Compensation, as indicated in the footnotes thereto, in the following amounts: Ms. Baier–$281,023; Mr. Swain–$46,038; Ms. Patchett–$62,905; Mr. White–$81,396; Mr. Coco–$95,534; Ms. Sparks–$221,918; Mr. Richardson–$20,561; and Mr. Smith–$0.

(2)

Represents time-based restricted shares granted under our 2014 Omnibus Incentive Plan which are eligible to vest ratably in four annual installments beginning on February 27, 2019 (November 19, 2019 for Mr. Swain), subject to continued employment. Pursuant to the terms of Mr. Coco’s restricted share agreement, 10,330 shares accelerated and vested, and remainder of the award was forfeited, upon his termination without cause effective December 31, 2018.

33

(3)

Represents time-based restricted shares granted under our 2014 Omnibus Incentive Plan, 75% of which are eligible to vest on February 27, 2021 and 25% of which are eligible to vest on February 27, 2022, subject to continued employment. Pursuant to the terms of Mr. Coco’s restricted share agreement, 10,331 shares accelerated and vested, and remainder of the award was forfeited, upon his termination without cause effective December 31, 2018.

(4)

Represents performance-based restricted shares granted under our 2014 Omnibus Incentive Plan which are eligible to vest on February 27, 2021, subject to continued employment and the achievement of compound annual TSR performance targets as described above. The value reported in the table represents the grant date fair value computed in accordance with ASC 718. The grant value (i.e., number of shares granted multiplied by the closing stock price on the date of grant) was approximately $1.5 million for Ms. Baier and approximately $500,000 for Mr. Swain, assuming performance at the target level or above. Performance below the threshold level of achievement will result in forfeiture of all such shares, achievement of the targeted level of performance (or above) will result in the vesting of 100% of such shares, and vesting percentages will be interpolated between threshold and target.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by each of our named executive officers as of December 31, 2018. The market values of such awards are based on $6.70 per share, the closing market price of our stock on December 31, 2018.

		Stock Awards

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ms. Baier	2/26/2016	25,880	173,396	20,704 (2)	138,717

	2/13/2017	37,905	253,964	20,215 (3)	135,441

	1/5/2018	77,479	519,109	–	–

	1/5/2018	77,480	519,116	–	–

	3/5/2018	207,469	1,390,042	103,735 (4)	695,025

Mr. Swain	9/10/2018	53,249	356,768	26,624 (4)	178,381

Ms. Patchett	2/5/2015	1,302	8,723	1,302 (5)	8,723

	2/26/2016	12,164	81,499	9,731 (2)	65,198

	2/13/2017	17,816	119,367	9,501 (3)	63,657

	1/5/2018	41,322	276,857	–	–

	1/5/2018	41,323	276,864	–	–

Mr. White	2/5/2015	927	6,211	309 (5)	2,070

	2/26/2016	4,423	29,634	1,180 (2)	7,906

	2/13/2017	6,478	43,403	1,151 (3)	7,712

	5/4/2017	3,560	23,852	–	–

	1/5/2018	18,079	121,129	–	–

	1/5/2018	18,079	121,129	–	–

Former Named Executive Officers

Mr. Coco	2/13/2017	–	–	2,696 (6)	18,063

Ms. Sparks	–	–	–	–	–

Mr. Richardson	2/5/2015	–	–	2,893 (6)	19,383

	2/26/2016	–	–	4,555 (6)	30,519

	2/13/2017	–	–	2,965 (6)	19,866

Mr. Smith	2/5/2015	–	–	17,176 (6)	115,079

	2/26/2016	–	–	27,045 (6)	181,202

(1)

Represents time-based restricted shares, the vesting of which is subject to continued employment. The awards granted during January, February, March and September have vested or are eligible to vest ratably in four annual installments beginning on February 27 (November 19 for Mr. Swain) in the year following the year of grant, except that with respect to the second award with a grant date of January 5, 2018, 75% of the award is eligible to vest on February 27, 2021 and 25% of the award is eligible vest on February 27, 2022. The award granted during May 2017 will vest ratably in three annual installments beginning on May 20 in the year following the year of grant.

(2)

Represents performance-based restricted shares, the vesting of which is subject to continued employment and the achievement of specified performance targets. Up to 75% of the shares awarded were eligible to vest on February 27, 2019 based on our 3-year CAGR of Adjusted CFFO per share, and up to 25% of the shares awarded are eligible to vest on February 27, 2020 based on our 2019 ROI on Program Max projects. The number of shares reported represents the threshold level of performance for the first tranche and the target level of performance for the second tranche. The threshold level of performance for the first tranche was not achieved; therefore, the named executive officers forfeited the following number of shares on February 27, 2019: Ms. Baier–38,820 shares; Ms. Patchett–18,245 shares; and Mr. White–2,211 shares.

35

(3)

Represents performance-based restricted shares, the vesting of which is subject to continued employment and the achievement of specified performance targets. Up to 75% of the shares awarded are eligible to vest on February 27, 2020 based on our 3-year CAGR of Combined Adjusted Free Cash Flow, and up to 25% of the shares awarded are eligible to vest on February 27, 2021 based on our 2020 ROI on Program Max projects. The number of shares reported represents the threshold level of performance for the first tranche and the target level of performance for the second tranche.

(4)

Represents performance-based restricted shares with the terms described in footnote 4 to the Grants of Plan-Based Awards Table. The number of shares reported represents the threshold level of performance.

(5)

Represents performance-based restricted shares, the vesting of which was subject to continued employment and the achievement of specified performance targets based on our 2018 ROI on Program Max projects. The number of shares reported represents the target level of performance, and such reported shares vested on February 27, 2019 based on our actual performance.

(6)

Represents performance-based restricted shares which remained outstanding pursuant to the applicable restricted share agreements following termination of the individual’s employment without cause. The shares were eligible to vest on February 27, 2019 based on achievement of specified performance targets based on our 2018 ROI on Program Max projects for the 2015 awards, our 3-year CAGR of Adjusted CFFO per share for the 2016 awards, and our 2-year CAGR of Combined Adjusted Free Cash Flow for the 2017 awards. The number of shares reported for the 2015 awards represents the target level of performance, and such reported shares vested on February 27, 2019 based on our actual performance. The number of shares reported for the 2016 and 2017 awards represents the threshold level of performance. The threshold level of performance for the 2016 and 2017 awards was not achieved; therefore, the named executive officers forfeited the following number of shares on February 27, 2019: Mr. Coco–13,477 shares; Mr. Richardson–37,599 shares; and Mr. Smith–135,222 shares.

Stock Vested for 2018

The following table summarizes the vesting of time- and performance-based restricted shares and the value realized by our named executive officers as a result of such vesting during 2018.

	Stock Awards

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

Ms. Baier	37,602	276,516

Mr. Swain	–	–

Ms. Patchett	22,155	155,463

Mr. White	8,739	60,990

Former Named Executive Officers

Mr. Coco	53,697	369,997

Ms. Sparks	–	–

Mr. Richardson	50,172	351,873

Mr. Smith	182,955	1,228,494

(1)

The value realized is based on the closing market price of the underlying stock on the date the shares vested (or the most recent trading day if such date was not a trading day): February 27, 2018 (Ms. Baier–25,575 shares; Ms. Patchett–16,821 shares; Mr. White–6,959 shares; Mr. Coco–6,738 shares; Mr. Richardson–32,275 shares; and Mr. Smith–120,705 shares); February 28, 2018 (Mr. Smith–62,250 shares); March 9, 2018 (Mr. Richardson–17,897 shares); May 20, 2018 (Mr. White–1,780 shares); November 19, 2018 (Ms. Patchett–5,334 shares; and Mr. Coco–9,779 shares); December 3, 2018 (Ms. Baier–12,027 shares); and December 31, 2018 (Mr. Coco–37,180 shares). For each of Messrs. Coco, Richardson and Smith, shares that vested on the last vesting date represent the accelerated vesting of time-based restricted shares pursuant to the applicable restricted share agreements for a termination the individual’s employment without cause on such vesting date.

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us. The Committee may elect to adopt qualified or non-qualified defined benefit plans in the future if it determines that doing so is in our best interests.

Nonqualified Deferred Compensation

None of our named executive officers participates in or has an accrued benefit in non-qualified defined contribution plans or other non-qualified deferred compensation plans maintained by us. The Committee may elect to adopt non-qualified defined contribution plans or other non-qualified deferred compensation plans in the future if it determines that doing so is in our best interests.

Potential Payments Upon Termination or Change in Control

The following table sets forth potential amounts payable upon termination of employment or a change in control to our current named executive officers assuming termination of employment on December 31, 2018, with equity-based amounts based on $6.70 per share, the closing market price of our stock on December 31, 2018.

Name/Benefit	Voluntary Resignation by Executive ($)	Termination by us for Cause ($)	Termination by us without Cause ($)	Termination by us without Cause following a Change in Control ($)	Termination by Executive for Good Reason ($)	Disability ($)	Death ($)

Ms. Baier

Salary	–	–	1,237,500	1,650,000	1,237,500	–	–

Pro-Rata Bonus (1)	–	–	281,023	281,023	281,023	281,023	281,023

Severance Bonus	–	–	1,466,715	1,955,620	1,466,715	–	–

PTO	73,012	73,012	73,012	73,012	73,012	73,012	73,012

COBRA	–	–	15,219	15,219	15,219	–	–

Accelerated Vesting of Restricted Shares (2)	–	–	778,419	4,931,073	347,509	778,419	778,419

Total	73,012	73,012	3,851,888	8,905,947	3,420,978	1,132,454	1,132,454

Mr. Swain

Salary	–	–	500,000	750,000	–	–	–

Pro-Rata Bonus (1)	–	–	46,038	46,038	–	–	–

Severance Bonus	–	–	161,538	242,307	–	–	–

PTO	8,606	8,606	8,606	8,606	8,606	8,606	8,606

COBRA	–	–	8,285	12,427	–	–	–

Accelerated Vesting of Restricted Shares (2)	–	–	89,190	713,530	–	89,190	89,190

Total	8,606	8,606	813,657	1,772,908	8,606	97,796	97,796

Ms. Patchett

Salary	–	–	656,625	875,500	–	–	–

Pro-Rata Bonus (1)	–	–	62,905	62,905	–	–	–

Severance Bonus	–	–	656,625	875,500	–	–	–

PTO	38,741	38,741	38,741	38,741	38,741	38,741	38,741

COBRA	–	–	14,900	14,900	–	–	–

Accelerated Vesting of Restricted Shares (2)	–	–	236,416	1,094,170	–	236,416	236,416

Total	38,741	38,741	1,666,212	2,961,716	38,741	275,158	275,158

Mr. White

Salary	–	–	350,000	525,000	–	–	–

Pro-Rata Bonus (1)	–	–	81,396	81,396	–	–	–

Severance Bonus	–	–	280,000	420,000	–	–	–

PTO	30,975	30,975	30,975	30,975	30,975	30,975	30,975

COBRA	–	–	–	–	–	–	–

Accelerated Vesting of Restricted Shares (2)	–	–	110,048	386,463	–	110,048	110,048

Total	30,975	30,975	852,419	1,443,834	30,975	141,023	141,023

37

(1)

The amounts listed in the applicable columns represent the amount payable to the named executive officer under the 2018 annual incentive plan based on our actual performance in 2018. The amounts reflect a full year of service, except that Mr. Swain’s amount reflects his partial year service in 2018.

(2)

A portion of the amounts listed in the applicable columns relate to the potential vesting of performance-based restricted shares following a termination of the executive’s employment by us without cause (other than in connection with a change in control), as a result of the executive’s death or disability and, with respect to grants made to Ms. Baier on or after March 1, 2018, upon her termination of employment for good reason (other than in connection with a change in control). As described in more detail below, upon each of these events, all or a portion of the performance-based restricted shares eligible to vest on the next vesting date would remain outstanding until February 27, 2019 and would vest only if and to the extent the relevant performance targets for such tranche were achieved. The amounts in the applicable columns in respect of the potential vesting of these performance-based restricted shares are based on our actual 2018 performance relative to the applicable performance targets and consist of $8,723 for Ms. Patchett and $2,070 for Mr. White. The remainder of the applicable amounts consist of the accelerated vesting of time-based restricted shares, and in the column under the heading “Termination by us without Cause following a Change in Control,” additional vesting of performance-based restricted shares, each as described in more detail below.

Payments in Connection with Former Named Executive Officers

Messrs. Coco’s, Richardson’s and Smith’s employment was terminated by us without cause effective December 31, 2018, March 9, 2018 and February 28, 2018, respectively. Upon delivery of an effective waiver and release of claims acknowledging that all restrictive covenants (including a non-competition covenant) to which he is a party will remain in force for the periods specified, Messrs. Coco and Richardson became eligible to receive severance pay and benefits under the Severance Policy and Mr. Smith became eligible to receive severance pay and benefits under his employment agreement. A breach of such covenants will result in the cessation of severance pay and benefits and may result in his being required to repay certain severance pay and benefits already provided as well as certain costs and expenses. In addition, as a result of termination of employment without cause, under the applicable restricted share agreements a portion of each individual’s time-based restricted shares accelerated and vested upon the date of termination, and a portion of each individual’s performance-based restricted shares remained outstanding and eligible to vest on February 27, 2019 subject to achievement of applicable performance goals. The table below shows the amount of severance pay and benefits under such agreements and policies associated with termination of their employment without cause.

	Coco	Richardson	Smith

Salary (1)	$664,350	$1,076,250	$2,375,000

Pro-Rata Bonus (2)	$95,534	$20,561	–

Severance Bonus (1)	$664,350	$1,076,250	$2,968,750

Accrued PTO	$39,196	$33,115	$73,078

COBRA (1)	$21,886	$15,950	$20,605

Accelerated Vesting of Restricted Shares (3)	$249,106	$152,070	$525,179

Total	$1,734,422	$2,374,196	$5,962,612

(1)

With respect to salary and severance bonus, represents 150% for Mr. Coco, and 250% for Messrs. Richardson and Smith, of his annual base salary and target annual incentive opportunity at the time of termination of employment and is payable over 18 months. With respect to COBRA, represents the employer portion of COBRA premium payments for 18 months.

(2)	Represents payment of the individual’s annual incentive opportunity for the full-year 2018 to the extent earned, pro-rated based on the number of days he was employed.

38

(3)

Represents the value on the date of vesting based on the closing price of our stock on the vesting date for the acceleration of time-based restricted shares on the date of termination of employment as described in footnote 1 to the Stock Vested for 2018 Table and performance-based restricted shares that vested on February 27, 2019 as described in footnote 6 to the Outstanding Equity Awards at Fiscal Year-End Table. The following table sets forth the number of restricted shares that were forfeited immediately upon termination of employment, the number of performance-based restricted shares that forfeited on February 27, 2019 due to failure to achieve the threshold level of performance, and the value of the restricted shares that were forfeited based on the closing market prices of our stock on the applicable dates of forfeiture.

	Restricted Shares Forfeited on Date of Termination	Restricted Shares Forfeited on February 27, 2019	Value of Forfeited Restricted Shares

Coco	88,939	13,477	$ 689,017

Richardson	44,834	37,599	$ 590,684

Smith	90,150	135,222	$1,523,064

Severance Arrangements

Our employment agreement with Ms. Baier and the Severance Policy provide for severance payments and benefits for certain terminations of employment of our named executive officers. In addition, the restricted share agreements of our named executive officers provide for the treatment of outstanding restricted shares upon certain terminations of employment. During 2018, each of our named executive officers (other than Mr. Smith and Ms. Sparks) participated in the Severance Policy, and effective March 1, 2018, Ms. Baier ceased participation in the Severance Policy. Summaries of such arrangements are set forth below. Unless otherwise indicated, “cause,” “good reason” and “change in control” are defined in the employment agreement or Severance Policy, as applicable, or with respect to the outstanding restricted share agreements, our 2014 Omnibus Incentive Plan. In addition to the severance pay and benefits described below, upon any termination of a named executive officer’s employment, the executive will be entitled to receive a payout of up to 160 hours of the executive’s paid time off (PTO) balance.

Employment Agreements

Under Ms. Baier’s employment agreement, in the event her employment is terminated by us without cause or by Ms. Baier for good reason, in each case other than within 18 months following a change in control, she will be entitled to: (i) 150% of her base salary and target annual bonus for the year of termination, payable over 18 months; (ii) an annual bonus for the year of termination (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days she was employed, and (iii) if then eligible for, and she elects continuation of health coverage under COBRA, we will pay the employer portion of her COBRA premium payments for 18 months as if she were still an active employee (the “COBRA Benefits”).

In the event Ms. Baier’s employment is terminated by us without cause or by Ms. Baier for good reason, in each case within 18 months following a change in control, she will be entitled to: (i) 200% of her base salary payable over 18 months, (ii) 200% of her target bonus for the year of termination paid in a lump sum on the 60th day following such termination; (iii) an annual bonus for the year of termination (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days she was employed, and (iv) the COBRA Benefits for 18 months.

If Ms. Baier’s employment is terminated by reason of her death or “disability” (as defined in the employment agreement), she (or her beneficiary or estate, as applicable) will be entitled to receive an annual bonus for the year of termination (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days she was employed.

Payments of such severance pay and benefits under the employment agreement are conditioned on Ms. Baier having signed and returned an effective waiver and release of claims in a form satisfactory to us and continuing to comply with all applicable restrictive covenants. She must acknowledge in such release that all restrictive covenants to which she is a party will remain in force for the period specified in such covenants. A breach of such covenants will result in the cessation of severance pay and benefits and may result in her being required to repay certain severance pay and benefits already provided as well as certain costs and expenses.

Termination of Ms. Baier’s employment within 30 days of the end of the initial term or any renewal term of the employment agreement following the provision of written notice of non-renewal by us will be treated as a termination of Ms. Baier’s employment without cause for purposes of the employment agreement and for purposes of any equity awards previously granted to Ms. Baier or granted to her during the term of the employment agreement.

With respect to any termination of Ms. Baier’s employment, treatment of outstanding restricted shares will be as provided in the applicable award agreement governing such awards, as described below.

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

The non-competition provisions provide that Ms. Baier shall not directly or indirectly, either as a principal, agent, employee, employer, consultant, partner, shareholder of a closely held corporation or shareholder in excess of five percent (5%) of a publicly traded corporation, corporate officer or director, or in any other individual or representative capacity, engage or otherwise participate in any manner or fashion in any business that is a Competing Business in the Area (each as defined below). For purposes of this provision: “Area” means a fifteen (15) mile radius of any senior living facility owned, managed or operated by us (or our successor) at the time Ms. Baier’s employment is terminated; and “Competing Business” means the business of owning, operating or managing senior living facilities having gross annualized revenues of at least $35 million or owning, operating or managing, in the aggregate, at least 1,000 units/beds provided that at least 750 units/beds owned, operated or managed by such business are located within the Area.

Mr. Smith’s former employment agreement provided for substantially the same severance pay and benefits and post-employment covenants, except that his multiple of base salary and target annual bonus was 250% for termination of employment without cause or for good reason other than within 12 months following a change in control and was 300% for termination of employment without cause or for good reason within 12 months following a change in control.

Severance Policy

Ms. Patchett participates, and Messrs. Coco and Richardson participated, in our Severance Policy as a “Designated Officer” as defined therein, and Messrs. Swain and White participate in our Severance Policy as a “Selected Officer” as defined therein. On March 1, 2018, the Committee approved certain amendments to the Severance Policy, which amendments were set forth in an amendment and restatement of the Severance Policy effective April 15, 2018. As a result of such amendments, among other things, effective for terminations of employment on or after December 13, 2018, the amount payable to a Designated Officer for termination of employment without cause was reduced from 250% of the sum of such executive’s annual base salary and target annual bonus to 150% of such sum, and the amount payable to a Designated Officer for termination of employment without cause or for good reason within 18 months of a change in control was reduced from 300% to 200% of such sum.

The table below sets forth the severance pay and benefits available under the Severance Policy for the participating named executive officers assuming a “separation from service” (as defined in the Severance Policy) on or after December 13, 2018.

	Separation without Cause not within 18 Months of Change in Control	Separation without Cause or for Good Reason within 18 Months of Change in Control	Other Severance Pay and Benefits for Both Circumstances

Designated Officer	• 150% of base salary and target annual bonus payable over 18 months	• 200% of base salary payable over 18 months • 200% of target annual bonus payable 60 days after termination	• Pro-rated annual bonus for the year of termination to the extent earned, payable when such bonus would otherwise be due

Selected Officer	• 100% of base salary and target annual bonus payable over 12 months	• 150% of base salary and target annual bonus payable over 18 months	• COBRA Benefits for length of severance payment period

Payments of such severance pay and benefits under the Severance Policy are conditioned upon the executive having signed and returned an effective waiver and release of claims in a form satisfactory to us and continuing to comply with all applicable restrictive covenants. The executive must acknowledge in such release that all restrictive covenants to which he or she is a party will remain in force for the period specified in such covenants. A breach of such covenants will result in the cessation of severance pay and benefits and may result in such executive’s being required to repay certain severance pay and benefits already provided as well as certain costs and expenses. If payments pursuant to the Severance Policy are not deductible by us under Section 280G of the Internal Revenue Code, such payments shall be reduced (or repaid) in order to ensure our deduction of payments in connection with a change in control.

Outstanding Restricted Share Agreements

Time-Based Restricted Shares

With respect to time-based restricted shares that vest ratably on an annual basis: (i) if an executive’s employment is terminated by us without cause or due to death or disability (or with respect to Ms. Baier’s awards granted on or after March 1, 2018 by her for good reason as defined in her employment agreement), the next tranche of unvested restricted shares will immediately vest and the remaining unvested restricted shares will immediately be forfeited; and (ii) upon the occurrence of a change in control, the next tranche of unvested restricted shares will immediately vest and the remaining unvested restricted shares will remain outstanding and eligible to vest on the previously established vesting dates, subject to continued employment. In addition, in the event an executive’s employment is terminated by us without cause or by the executive for good reason (as defined in Ms. Baier’s employment agreement or the Severance Policy, as applicable) within 12 months following such change in control, all remaining unvested restricted shares will immediately vest.

With respect to time-based restricted shares awarded in January 2018 for which 75% are eligible to vest on February 27, 2021 and 25% are eligible to vest on February 27, 2022: (i) if an executive’s employment is terminated by us without cause or due to death or disability, the next tranche of unvested restricted shares will immediately vest and the remaining unvested restricted shares will immediately be forfeited; provided, however, that if the termination occurs on or prior to February 27, 2019, 25% of the unvested restricted shares will immediately vest and the remaining unvested restricted shares will immediately be forfeited and if the termination occurs after February 27, 2019 and on or before February 27, 2020, 50% of the unvested restricted shares will immediately vest and the remaining unvested restricted shares will immediately be forfeited; and (ii) upon the occurrence of a change in control, the next tranche of unvested restricted shares will immediately vest, and the remaining unvested restricted shares will remain outstanding and will vest on the previously established vesting dates, subject to continued employment; provided, however, that if the change in control occurs on or prior to February 27, 2019, 25% of the unvested restricted shares will immediately vest and if the change in control occurs after February 27, 2019 and on or before February 27, 2020, 50% of the unvested restricted shares will immediately vest. In addition, in the event an executive’s employment is terminated by us without cause or by the executive for good reason (as defined in the Severance Policy) within 12 months following such change in control, all remaining unvested restricted shares will immediately vest.

2015 through 2017 Performance Awards

With respect to performance-based restricted shares awarded in 2015 through 2017, if an executive’s employment is terminated by us without cause or due to death or disability, the unvested restricted shares eligible to vest on the next vesting date will remain outstanding until the next vesting date (with all other unvested restricted shares from the award immediately being forfeited) and will vest only if and to the extent that the relevant performance targets for such tranche are achieved. However, with respect to such outstanding awards, if the termination occurs on or prior to the second anniversary or first anniversary prior to the vesting date for the first tranche of shares, the executive will only be able to achieve vesting of up to 25% or 50%, respectively, of the unvested restricted shares based on our one-year or two-year CAGR of Adjusted CFFO per share or Combined Adjusted Free Cash Flow, as applicable, respectively.

Under the terms of such outstanding awards, upon the occurrence of a change in control, all of the shares will automatically convert to time-based restricted shares. In addition, upon the date of the change in control, the next tranche of these shares will immediately vest. However, with respect to such outstanding awards, if the change in control occurs on or prior to the second anniversary or first anniversary prior to the vesting date for the first tranche of shares, only 25% or 50%, respectively, of such shares will immediately vest. All other shares will remain outstanding and eligible to vest on the previously established vesting dates, subject to continued employment. In the event an executive’s employment is terminated by us without cause or by the executive for good reason (as defined in the Severance Policy) within 12 months following such change in control, all remaining unvested restricted shares will immediately vest.

2018 Performance Awards

With respect to the performance-based restricted shares awarded in 2018, if an executive’s employment is terminated by us without cause or due to death or disability (or with respect to Ms. Baier’s award, by her for good reason as defined in her employment agreement): (i) on or before February 27, 2019, one-third of the shares will remain outstanding and eligible to vest on February 27, 2019 based on, and subject to, the 15-day volume weighted average price per share (“VWAP”) as of December 31, 2018 compared to a partial-period TSR target, and the remainder of such outstanding shares will be immediately forfeited; (ii) after February 27, 2019 and on or before February 27, 2020, two-thirds of the shares will remain outstanding and eligible to vest on February 27, 2020 based on, and subject to, the 15-day VWAP as of December 31, 2019 compared to a partial-period TSR target, and the remainder of such outstanding shares will be immediately forfeited; and (iii) after February 27, 2020, 100% of the shares will remain outstanding and eligible to vest on February 27, 2021 based on, and subject to, the 15-day VWAP as of December 31, 2020 compared to the stated TSR target.

Under the terms of such outstanding restricted shares, upon the occurrence of a change in control occurring (i) on or before February 27, 2019, one-third of the shares will accelerate and vest and the remainder will convert to time-based restricted shares eligible to vest in two equal annual installments beginning on February 27, 2020, subject to continued employment; (ii) after February 27, 2019 and on or before February 27, 2020, two-thirds of the shares will accelerate and vest and the remainder will convert to time-based restricted shares eligible to vest on February 27, 2021, subject to continued employment; and (iii) after February 27, 2020 and on or before February 27, 2021, all of the shares will accelerate and vest. In the event that the executive’s employment is terminated by us without cause or by the executive for good reason (as defined in Ms. Baier’s employment agreement or the Severance Policy, as applicable) within 12 months following such change in control, all remaining unvested shares will immediately vest.

2019 Performance Awards

With respect to the performance-based restricted shares awarded in 2019, if an executive’s employment is terminated by us without cause or due to death or disability (or with respect to Ms. Baier’s award, by her for good reason as defined in her employment agreement): (i) on or before February 27, 2020, one-third of the shares eligible to vest on February 27, 2022 based on the CAGR of Same-Community RevPAR performance goal (together with any additional shares that may be issued as a result of performance in excess of the target level, the “First Tranche Shares”) and one-fourth of the shares eligible to vest on February 27, 2023 based on the relative TSR performance goal (together with any additional shares that may be issued as a result of performance in excess of the target level, the “Second Tranche Shares”) will remain outstanding and eligible to vest upon the Committee’s certification of our performance following December 31, 2021, and the remainder of such outstanding shares will be immediately forfeited; (ii) after February 27, 2020 and on or before February 27, 2021, two-thirds of the First Tranche Shares and one-half of the Second Tranche Shares will remain outstanding and eligible to vest upon the Committee’s certification of our performance following December 31, 2021, and the remainder of such outstanding shares will be immediately forfeited; (iii) after February 27, 2021 and before December 31, 2021, all of the First Tranche Shares and three-fourths of the Second Tranche Shares will remain outstanding and eligible to vest upon the Committee’s certification of our performance following December 31, 2021, and the remainder of such outstanding shares will be immediately forfeited; (iv) on or after December 31, 2021 and on or before February 27, 2022, all of the then outstanding First Tranche Shares and three-fourths of the then outstanding Second Tranche Shares (in each case, such number of shares to be determined following application of the performance goals and targets) will vest upon the Committee’s certification of our performance and the remainder of such Second Tranche Shares will be immediately forfeited; and (v) after February 27, 2022, all of the then outstanding Second Tranche Shares will vest effective upon the date of termination.

Under the terms of such outstanding restricted shares, upon the occurrence of a change in control, such shares will be converted into time-based restricted shares if it occurs before December 31, 2021, and such shares shall vest or remain outstanding and eligible to vest as follows: (i) if the change in control occurs on or before February 27, 2020, one-third of the First Tranche Shares and one-fourth of the Second Tranche Shares will accelerate and vest, and the remaining First Tranche Shares and Second Tranche Shares will be eligible to vest on February 27, 2022 and February 27, 2023, respectively, subject to continued employment; (ii) if the change in control occurs after February 27, 2020 and on or before February 27, 2021, two-thirds of the First Tranche Shares and one-half of the Second Tranche Shares will accelerate and vest, and the remaining First Tranche Shares and Second Tranche Shares will be eligible to vest on February 27, 2022 and February 27, 2023, respectively, subject to continued employment; (iii) if the change in control occurs after February 27, 2021 and before December 31, 2021, all of the First Tranche Shares and three-fourths of the Second Tranche Shares will accelerate and vest, and the remaining Second Tranche Shares will be eligible to vest on February 27, 2023, subject to continued employment; (iv) if the change in control occurs on or after December 31, 2021 and on or before February 27, 2022, all of the then outstanding First Tranche Shares and three-fourths of the then outstanding Second Tranche Shares (in each case, such number of shares to be determined following application of the performance goals and targets) will accelerate and vest, and the remaining Second Tranche Shares will be eligible to vest on February 27, 2023, subject to continued employment; and (v) if the change in control occurs after February 27, 2022, all of the then outstanding Second Tranche Shares will accelerate and vest. In the event that the executive’s employment is terminated by us without cause, or by the executive for good reason (as defined in Ms. Baier’s employment agreement or the Severance Policy, as applicable), within 12 months following such change in control, all then outstanding First Tranche Shares and Second Tranche Shares will accelerate and vest.

Definitions of Change in Control, Cause and Good Reason

Under Ms. Baier’s employment agreement, the Severance Policy, and our 2014 Omnibus Incentive Plan, a “change in control” shall be deemed to have occurred if (a) any person becomes the beneficial owner of securities representing fifty percent (50%) or more of the combined voting power of our outstanding securities (not including in the securities beneficially owned by such person any securities acquired directly from us or any of our affiliates); (b) we or any of our subsidiaries merge or consolidate with any other corporation, except when the individuals who comprise the Board immediately prior to the transaction constitute at least a majority of the Board of Directors of the surviving entity (or its ultimate parent); or (c) our stockholders approve a plan of liquidation or dissolution or we complete the sale of all or substantially all of our assets (other than a sale to an entity, at least fifty percent (50%) of the combined voting power of the securities of which are owned by our stockholders after the transaction in substantially the same proportions as their ownership of us prior to the transaction, or other than a sale immediately following which the individuals who comprise the Board immediately prior to the transaction constitute at least a majority of the Board of Directors of the entity to which the assets are sold (or its ultimate parent)). In addition, for purposes of our 2014 Omnibus Incentive Plan, a “change in control” shall be deemed to have occurred if the following individuals cease for any reason to constitute a majority of the number of directors then serving on the Board: individuals who were directors on June 5, 2014 and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including, but not limited to, a consent solicitation, relating to the election of directors) whose appointment or election by the Board or nomination for election by the Company’s stockholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on June 5, 2014 or whose appointment, election or nomination for election was previously so approved or recommended. In any event, a “change of control” shall not be deemed to have occurred by virtue of the consummation of any transaction (or series of integrated transactions) immediately following which our stockholders prior to the transaction(s) continue to have substantially the same proportionate ownership in any entity which owns all or substantially all of the assets of the us immediately following such transaction(s).

Under Ms. Baier’s employment agreement and the Severance Policy, “cause” means (a) conviction of, guilty plea concerning or confession of any felony; (b) any act of fraud, theft or embezzlement committed by the executive in connection with our or our subsidiaries’ business; (c) any material breach of any reasonable and lawful rule or directive; (d) the gross or willful neglect of duties or gross misconduct by the executive; or (e) the habitual use of drugs or habitual, excessive use of alcohol to the extent that any of such uses in the Board’s good faith determination materially interferes with the performance of the executive’s duties. For purposes of Ms. Baier’s employment agreement, “cause” is also defined to include any material breach by Ms. Baier of the agreement, after notice and opportunity to cure. Under the 2014 Omnibus Incentive Plan, unless otherwise defined in an employment agreement applicable to the executive, “cause” means the continued failure of the executive to substantially perform his or her duties and obligations, the executive’s fraud or material dishonesty against us, or the executive’s conviction or plea of guilty or nolo contendere for the commission of a felony or a crime involving material dishonesty.

Under Ms. Baier’s employment agreement and the Severance Policy, “good reason” means the occurrence, without the executive’s written consent, of any of the following circumstances, unless such circumstances are fully corrected by us within thirty (30) days following written notice by the executive that he or she intends to terminate employment for one of the reasons set forth below: (i) the failure by us to pay to the executive any portion of his or her base salary or bonus within thirty (30) days of the date such compensation is due; (ii) the relocation of the executive’s principal office to a location outside a fifty (50) mile radius from the executive’s present principal office location; or (iii) the executive is assigned duties, compensation or responsibilities that are materially and significantly reduced with respect to the scope or nature of his or her duties, compensation and/or responsibilities. For purposes of Ms. Baier’s employment agreement, “good reason” is also defined to include any material breach by us of the agreement.

Compensation Committee Interlocks and Insider Participation

During 2018, Mses. Clegg and Warren, Messrs. Bumstead and Wielansky, and former director Jeffrey R. Leeds served on the Committee. None of these persons has at any time been an officer or employee of us or any of our subsidiaries. In addition, there are no relationships among our executive officers, members of the Committee or entities whose executives serve on the Board or the Committee that require disclosure under applicable SEC regulations.

Pay Ratio

For 2018, the ratio of the total annual compensation of Ms. Baier to the median of the annual total compensation of all of our other employees was 232:1. The median of the annual total compensation of our employees, other than Ms. Baier, was $20,111 for 2018.

We identified the median employee using our employee population of approximately 65,000 employees as of December 31, 2018, 34% of whom are part-time. In determining the median employee, we did not make any full-time equivalent adjustments to compensation of our part-time employees. Consistent with the prior year, to identify the median employee, we used amounts reported in box 5 of wage statements on Form W-2 as our consistently applied compensation measure. We then calculated the annual total compensation for the identified employee in accordance with the requirements of the Summary Compensation Table (including matching contributions to our 401(k) Plan and premiums on Company-provided life and disability insurance). For the annual total compensation of Ms. Baier, we used the amount reported in the “total” column of the Summary Compensation Table.

Director Compensation

Non-Employee Director Compensation Program

During 2018, the Committee reviewed the non-employee director compensation program applicable to each non-employee director, including receiving a market compensation study from the Consultant regarding the practices of the compensation peer group approved by the Committee for 2018. Following such review, the Committee determined not to make any changes to the non-employee director compensation program.

Elements of Non-Employee Director Compensation Program

Cash Fees

Annual Retainer	$100,000	Cash retainers are payable quarterly in arrears and are pro-rated for service less than the full year. Cash meeting fees are payable quarterly in arrears for attendance by the director or committee member in person or telephonically. Each director has the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of quarterly cash compensation, as described below.
Annual Committee Chair Retainers:
Audit	$20,000
Compensation/NCG	$15,000
Investment	$10,000
Meeting Attendance Fees:
Per Board Meeting	$3,000
Per Committee Meeting	$2,000

Equity Awards

Annual Grant of Immediately Vested Stock under 2014 Omnibus Incentive Plan	$ 100,000	Typically granted in February each year for service in the prior year and pro-rated for service less than the full year. Directors may elect to receive restricted stock units (as described below) in lieu of the immediately vested shares.

Initial Grant of Restricted Shares under 2014 Omnibus Incentive Plan	$ 100,000	Granted to each new non-employee director upon joining the Board. The restricted shares are eligible to vest on the first anniversary of the date of grant, subject to the director’s continued service.

Each non-employee director has the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of the director’s quarterly cash compensation, and to elect to receive restricted stock units in lieu of the annual grant of immediately vested shares. Immediately vested shares are issued under our Director Stock Purchase Plan, and restricted stock units are issued under our 2014 Omnibus Incentive Plan. With respect to quarterly cash elections, the number of shares or restricted stock units to be issued is based on the closing price of our common stock on the date of issuance, or if such date is not a trading date, on the previous trading day’s closing price. Each restricted stock unit will be payable in the form of one share of our common stock following the director’s termination of service as a member of the Board.

Compensation of Current Chairman of the Board

On March 1, 2018, upon the recommendation of the Committee, the Board approved compensatory arrangements for Mr. Wielansky’s service as a non-employee director and Non-Executive Chairman of the Board. For his service as a non-employee director, Mr. Wielansky receives compensation applicable generally to non-employee directors described above. In addition, for his service as Non-Executive Chairman, Mr. Wielansky receives an annual cash retainer of $250,000, which was pro-rated for his partial year of service in 2018. All cash amounts are payable as noted in the table above.

In April 2018, we announced that we had entered into mutually-beneficial agreements with Ventas, Inc. under which we would restructure our portfolio of 128 communities that we leased from Ventas. The Committee and the Board evaluated the significance of the transactions to the Company, including the expected benefits thereof, and the extraordinary efforts of Mr. Wielansky to advise the Company’s management team in its successful negotiation of such agreements, and determined to pay Mr. Wielansky an additional one-time cash retainer of $50,000.

Compensation of Former Executive Chairman of the Board

Daniel A. Decker resigned from the Board and as Executive Chairman effective March 1, 2018. Mr. Decker’s compensation arrangements for 2018 were approved by the Board, upon recommendation of the Committee after reviewing such arrangements with the Consultant, in connection with Mr. Decker’s appointment as Executive Chairman in 2016. Under such arrangements, Mr. Decker received an annual cash retainer of $100,000 for his service as a director and an annual cash retainer of $500,000 for his service as Executive Chairman of the Board, each of which was pro-rated for his partial year of service in 2018. In addition, he was entitled to cash meeting fees of $3,000 for each meeting of the Board and $2,000 for each meeting of the committees of the Board that he attended in person or by phone in his capacity as a member or Chairman of the Board, subject to a maximum of $75,000 of meeting fees each fiscal year. As an employee, Mr. Decker was also eligible to receive coverage for himself and his dependents under our group health plan on the terms generally applicable to other participants in such plan. Mr. Decker’s cash retainers were paid in accordance with our ordinary payroll practices during 2018, and cash meeting fees were paid quarterly in arrears. Since Mr. Decker was not expected to be present at our offices on a permanent basis, he was not expected to relocate and we provided him with a rental car while he was present in the Nashville area.

The Committee awarded 26,245 performance-based restricted shares to Mr. Decker on January 5, 2018. The number of shares was equivalent to the number of performance-based restricted shares awarded to Mr. Decker in 2016 which had an absolute total stockholder return performance goal and all of which forfeited effective December 29, 2017 due to failure to achieve the threshold performance level. The Committee awarded such restricted shares in 2018, and chose the applicable performance goal and targets, as a result of Mr. Decker’s role in the then-ongoing strategic review process. The restricted shares were eligible to vest on December 31, 2018 subject to Mr. Decker’s continued service as a director or employee and achievement a stock price performance goal. The stock price was to be measured based on the volume weighted average price per share for the 15 trading days preceding the earlier to occur of the date that Mr. Decker ceased to serve as Executive Chairman or December 31, 2018, with 100% of the shares to vest if such stock price were $16.00 per share and 50% of the shares to vest if such stock price were at least $14.50 per share, with no interpolation between those levels. Any shares for which the performance goal was not met would be forfeited, and all of such shares forfeited upon Mr. Decker’s resignation effective March 1, 2018.

Director Stock Ownership Guidelines

The Board has adopted Stock Ownership Guidelines that require each of our non-employee directors to maintain ownership of a number of shares of our common stock with a value equal to three times the non-employee director’s annual cash retainer for service on the Board, exclusive of any retainers for service as the Chairman of the Board or of any committee and any cash meeting fees. Unvested equity awards do not generally count toward satisfaction of the guidelines. Stock ownership levels are required to be achieved by the fifth anniversary of the director’s initial appointment or election to the Board (or, if later, the fifth anniversary of adoption of the guidelines). Until the expected ownership level is achieved, each director is expected to retain at least 50% of any shares obtained through our stock incentive plans.

As of April 24, 2019, each of our non-employee directors holds a number of shares in excess of the number required by the guidelines, except for Mses. Johnson-Mills and Warren, who were appointed to the Board in 2018. Each of them will be expected to retain at least 50% of any shares obtained through our stock incentive plans until the required holding level is met.

Director Compensation for 2018

The following table sets forth the compensation awarded to, earned by, or paid to our directors for the year ended December 31, 2018, other than Ms. Baier and Mr. Smith. See “Executive Compensation” for information regarding their compensation. Each of the directors included in the table served for the full-year 2018, except that Mses. Johnson-Mills and Warren joined the Board on August 3, 2018 and October 4, 2018, respectively, Mr. Leeds departed the Board upon the expiration of his term on October 4, 2018, Mr. Decker resigned from the Board effective March 1, 2018, and Mr. Petty resigned from the Board effective February 21, 2018.

Name	Fees Earned or Paid in Cash		Stock Awards (1)(2)	All Other Compensation		Total

Marcus E. Bromley	$187,000		$43,831 (3)	$–		$230,831

Frank M. Bumstead	$216,000		$99,994 (3)	$–		$315,994
Jackie M. Clegg	$223,000	(4)	$99,994 (3)	$–		$322,994

Rita Johnson-Mills	$55,033		$99,991 (5)	$–		$155,024

James R. Seward	$226,167		$99,994 (3)	$–		$326,161

Denise W. Warren	$32,185		$99,996 (5)	$–		$132,181

Lee S. Wielansky	$453,583		$99,994 (3)	$–		$553,577

Jeffrey R. Leeds	$173,087		$99,994 (3)	$–		$273,081

Daniel A. Decker	$138,077		$80,047 (6)	$3,532	(7)	$221,656

William G. Petty, Jr.	$15,889		$99,994 (3)	$–		$115,883

(1)

Represents the aggregate grant date fair value of awards of immediately vested stock and/or restricted shares computed in accordance with ASC 718. See Note 14 to our Consolidated Financial Statements included in the Original Filing for a summary of the assumptions made in the valuation of these awards.

(2)

As of December 31, 2018: (i) none of the directors held any unvested stock awards, except that each of Mses. Johnson-Mills and Warren held 10,266 and 11,299 time-based restricted shares, respectively; and (ii) Ms. Clegg held 6,850 vested restricted stock units.

(3)

Represents the grant date fair value of the annual grant of unrestricted shares for the previous year served awarded on January 5, 2018, consisting of 4,528 immediately vested shares for Mr. Bromley and 10,330 immediately vested shares for Messrs. Bumstead, Seward, Wielansky, Leeds and Petty and Ms. Clegg.

48

(4)

Ms. Clegg elected to receive immediately vested shares in lieu of a portion of her cash compensation for service during 2018. The reported amount includes: 5,570 immediately vested shares issued on April 1, 2018 for service during the first quarter of 2018 with a grant date fair value of $37,375; 3,176 immediately vested shares issued on July 1, 2018 for service during the second quarter of 2018 with a grant date fair value of $28,870; and 2,325 immediately vested shares issued on October 1, 2018 for service during the third quarter of 2018 with a grant date fair value of $22,367.

(5)

Represents the grant date fair value of the initial grant of time-based restricted shares in connection with Mses. Johnson-Mills and Warren joining the Board during 2018, consisting of 10,266 shares for Ms. Johnson-Mills awarded on August 29, 2018 and 11,299 shares for Ms. Warren awarded on October 11, 2018.

(6)	Represents the grant date fair value of a grant of 26,245 performance-based restricted shares awarded on January 5, 2018. All of such shares forfeited upon Mr. Decker’s resignation from the Board.

(7)

Includes the employer matching contribution to our 401(k) Plan and premiums on Company-provided life and disability insurance and amounts paid by the Company for Mr. Decker’s rental car in the Nashville area.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 24, 2019, the total number of shares of our common stock beneficially owned, and the percent so owned, by (1) each person known by us to own more than 5% of our common stock, (2) each of our directors and named executive officers and (3) all directors and executive officers as a group, based on 194,106,154 shares of our common stock (including restricted shares) outstanding as of that date. Unless otherwise indicated, each of the beneficial owners listed has, to the Company’s knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated, the address of each person named in the table is c/o Brookdale Senior Living Inc., 111 Westwood Place, Suite 400, Brentwood, Tennessee 37027.

Name of Beneficial Owner	Number of Shares (1)	Percentage

Executive Officers and Directors

Lucinda M. Baier	1,344,934	*

Steven E. Swain	271,892	*

Mary Sue Patchett	304,285	*

Chad C. White	133,615	*

Marcus E. Bromley	60,966	*

Frank M. Bumstead	191,019	*

Jackie M. Clegg	103,678	*

Rita Johnson-Mills	17,322	*

James R. Seward	125,173	*

Denise W. Warren	24,401	*

Lee S. Wielansky	72,341	*

All executive officers and directors as a group (14 persons)	3,208,037	1.7%

5% Stockholders

The Vanguard Group (2)	17,110,223	8.8%

Dimensional Fund Advisors LP (3)	15,745,300	8.1%

BlackRock, Inc. (4)	15,135,913	7.8%

Glenview Capital Management, LLC (5)	14,535,690	7.5%

Camber Capital Management (6)	11,000,000	5.7%

*	Less than 1%

(1)

Consists of shares held, including all restricted shares held (whether or not such restricted shares have transfer and/or voting restrictions). For Mses. Clegg and Johnson-Mills, also includes 6,850 and 1,060 vested restricted stock units held by the director, respectively, which were issued at the director’s election in lieu of a portion of quarterly cash compensation for service as a director.

(2)

Information regarding The Vanguard Group (“Vanguard”) is based solely on a Schedule 13G/A filed with the SEC on February 11, 2019 by Vanguard. Vanguard reported that it has sole voting power with respect to 182,706 shares, shared voting power with respect to 39,627 shares, sole dispositive power with respect to 16,906,503 shares and shared dispositive power with respect to 203,720 shares. The address of the principal business office of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

50

(3)

Information regarding Dimensional Fund Advisors LP (“Dimensional Fund”) is based solely on a Schedule 13G/A filed with the SEC on February 8, 2019 by Dimensional Fund. Dimensional Fund reported that it has sole voting power with respect to 15,318,412 shares and sole dispositive power with respect to 15,745,300 shares. The address of the principal business office of Dimensional Fund is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(4)

Information regarding BlackRock, Inc. (“BlackRock”) is based solely on a Schedule 13G filed with the SEC on February 8, 2019 by BlackRock. BlackRock reported that it has sole voting power with respect to 14,663,125 shares and sole dispositive power with respect to 15,135,913 shares. The address of the principal business office of BlackRock is 55 East 52nd Street, New York, NY 10055.

(5)

Information regarding Glenview Capital Management, LLC (“Glenview”) is based solely on a Schedule 13G/A filed with the SEC on February 14, 2019 by Glenview and Larry Robbins. Glenview reported that it has shared voting power and shared dispositive power with respect to 14,535,690 shares. The address of the principal business office of Glenview is 767 Fifth Avenue, 44th Floor, New York, New York 10153.

(6)

Information regarding Camber Capital Management LP (“Camber”) is based solely on a Schedule 13G filed with the SEC on March 18, 2019 by Camber and Stephen DuBois. Camber reported that it has shared voting and shared dispositive power with respect to 11,000,000 shares. The address of the principal business office of Camber is 101 Huntington Avenue, Suite 2101, Boston, Massachusetts 02199.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2018 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date):

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (2)	–	–	8,871,506
Equity compensation plans not approved by security holders (3)	–	–	35,936
Total	–	–	8,907,442

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

Since December 31, 2017, there have not been any related person transactions that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Director Independence

The Board has affirmatively determined that Mses. Clegg, Johnson-Mills and Warren and Messrs. Bromley, Bumstead, Seward and Wielansky are “independent” under Section 303A.02 of the listing standards of the NYSE, that Mr. Leeds was independent prior to the expiration of his term as a director at the 2018 annual meeting of stockholders and that Mr. Petty was independent prior to his resignation from the Board effective February 21, 2018. In each case, the Board affirmatively determined that none of such individuals had a material relationship with the Company. In making these determinations, the Board considered all relevant facts and circumstances, as required by applicable NYSE listing standards.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees

In connection with the audit of the 2018 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP (“E&Y”) which sets forth the terms by which E&Y has performed audit services for the Company. That agreement is subject to alternative dispute resolution procedures. The Audit Committee specifically considered such procedures and determined that they were appropriate and consistent with the Company’s use of alternative dispute resolution generally in other circumstances.

The following table shows information about the respective fees billed by E&Y during or related to the fiscal years ended December 31, 2018 and 2017.

	2018	2017

Audit Fees	$2,189,000	$2,200,000
Audit-Related Fees	$5,000	$1,995
Tax Fees	$35,680	$79,000
All Other Fees	$–	$–
Total	$2,229,680	$2,280,995

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

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

Schedule II—Valuation and Qualifying Accounts

2)    Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Brookdale Senior Living Inc. (the “Company”), as amended. #
3.2	Amended and Restated Bylaws of the Company dated October 4, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 5, 2018 (File No. 001-32641)).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed on November 7, 2005 (File No. 333-127372)).
10.1.1

Amended and Restated Master Lease and Security Agreement dated as of November 1, 2017, by and between certain of the Company’s affiliates named therein as lessees and HCP, Inc. and certain of its affiliates named therein as lessors (incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K filed on February 22, 2018 (File No. 001-32641)). †

10.1.2

First Amendment to Amended and Restated Master Lease and Security Agreement dated as of January 10, 2018, by and between certain of the Company’s affiliates named therein as lessees and HCP, Inc. and certain of its affiliates named therein as lessors (incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K filed on February 22, 2018 (File No. 001-32641)).

10.2.1

Master Lease and Security Agreement dated as of April  26, 2018 by and between certain of the Company’s affiliates named therein as lessees and certain of the affiliates of Ventas, Inc. named therein as lessors (the “Master Lease”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-32641)). †

10.2.2

Amendment No. 1 effective September  1, 2018 to Master Lease by and between certain of the Company’s affiliates named therein as lessees and certain of the affiliates of Ventas, Inc. named therein as lessors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2018 (File No. 001-32641)). †

Exhibit No.	Description

10.2.3

Guaranty of Master Lease dated as of April  26, 2018 by and between the Company and certain of its affiliates named therein and Ventas, Inc. and certain of its affiliates named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-32641)). †

10.3

Fifth Amended and Restated Credit Agreement dated as of December 5, 2018, among certain subsidiaries of the Company, Capital One, National Association, as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2018 (File No. 001-32641)).

10.4

Master Credit Facility Agreement (Senior Housing) dated as of August 31, 2017, by and between Jones Lang LaSalle Multifamily, LLC and the Company’s subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2017 (File No. 001-32641)).

10.5

Employment Agreement dated as of March  1, 2018 by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.49 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April  24, 2018 (File No. 001-32641)). *

10.6

Offer Letter Agreement dated as of August  8, 2018 by and between the Company and Steven E. Swain (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2018 (File No. 001-32641)). *

10.7

Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2017 (File No. 001-32641)) (the “Omnibus Incentive Plan”).*

10.8

Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)). *

10.9

Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)). *

10.10

Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)). *

10.11

Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)). *

10.12

Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)). *

10.13

Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)). *

10.14

Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)). *

Exhibit No.	Description

10.15

Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)). *

10.16

Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)). *

10.17

Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)). *

10.18

Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)). *

10.19

Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)). *

10.20

Form of Restricted Share Agreement under the Omnibus Incentive Plan (2018 Time-Vesting Form) (incorporated by reference to Exhibit 10.47 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)). *

10.21

Form of Restricted Share Agreement under the Omnibus Incentive Plan (2018 Cliff-Vesting Form) (incorporated by reference to Exhibit 10.48 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)). *

10.22

Restricted Share Agreement under the Omnibus Incentive Plan dated as of March 5, 2018 by and between the Company and Lucinda M. Baier (Time-Vesting) (incorporated by reference to Exhibit 10.50 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)). *

10.23

Restricted Share Agreement under the Omnibus Incentive Plan dated as of March 5, 2018 by and between the Company and Lucinda M. Baier (Performance-Vesting) (incorporated by reference to Exhibit 10.51 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)). *

10.24

Restricted Share Agreement under the Omnibus Incentive Plan dated as of September 10, 2018 by and between the Company and Steven E. Swain (Performance Vesting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2018 (File No. 001-32641)). *

10.25

Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for New Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015 (File No. 001-32641)). *

10.26

Form of Outside Director Restricted Stock Unit Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan effective June 23, 2009, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012 (File No. 001-32641)). *

10.27

Form of Outside Director Restricted Stock Unit Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016 (File No. 001-32641)). *

Exhibit No.	Description

10.28.1

Brookdale Senior Living Inc. Associate Stock Purchase Plan  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2008 (File No.  001-32641)) (the “Associate Stock Purchase Plan”). *

10.28.2

First Amendment to Associate Stock Purchase Plan, effective as of December 12, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2013 (File No. 001-32641)). *

10.29.1

Form of Severance Letter and Brookdale Senior Living Inc. Severance Pay Policy, Tier I (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2010 (File No. 001-32641)). *

10.29.2

Amendment No.  1 to Severance Pay Policy, Tier I, adopted by the Company on April 23, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 27, 2015 (File No. 001-32641)). *

10.29.3

Amendment No.  2 to Severance Pay Policy, Tier I, adopted by the Company on August 3, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August  7, 2015 (File No. 001-32641)). *

10.29.4

Amendment No.  3 to Severance Pay Policy, Tier I, adopted by the Company on January 19, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May  10, 2017 (File No. 001-32641)). *

10.30

Amended and Restated Tier I Severance Pay Policy dated April  15, 2018 (incorporated by reference to Exhibit 10.52 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed on April 24, 2018 (File No.  001-32641)). *

10.31	Form of Retention Bonus Award Letter dated March 1, 2018 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2018 (File No. 001-32641)). *
10.32	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-32641)). *
10.33

Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 30, 2009 (File No. 333-160354)). *

10.34.1

Employment Agreement, dated as of February  11, 2013, by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2013 (File No. 001-32641)). *

10.34.2

Amendment No. 1 to Employment Agreement dated as of April  23, 2015 by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 27, 2015 (File No. 001-32641)). *

10.35

Offer Letter Agreement dated as of March  26, 2018 by and between the Company and Teresa Sparks (incorporated by reference to Exhibit 10.53 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)). *

10.36

Restricted Share Agreement under the Omnibus Incentive Plan, dated as of January 5, 2018, by and between the Company and Daniel A. Decker (Performance-Vesting) (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on February 22, 2018 (File No. 001-32641)). *

Exhibit No.	Description

10.37	Form of Restricted Share Agreement under the Omnibus Incentive Plan (2019 Time-Based Vesting Form for Executive Officers). *
10.38	Form of Restricted Share Agreement under the Omnibus Incentive Plan (2019 Performance-Based Vesting Form for Executive Officers). *
21	Subsidiaries of the Registrant. #
23	Consent of Ernst & Young LLP. #
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #
101.INS	XBRL Instance Document. #
101.SCH	XBRL Taxonomy Extension Schema Document. #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. #
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. #

* Management	Contract or Compensatory Plan

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which has been granted by the SEC.

#	Filed with Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	President and Chief Executive Officer
Date:	April 29, 2019

Appendix A Reconciliations of Non-GAAP Financial Measures

Combined Adjusted Free Cash Flow

For purposes of the 2018 annual incentive plan, Combined Adjusted Free Cash Flow (CAFCF) was defined as the sum of the Company’s consolidated Adjusted Free Cash Flow plus its proportionate share of unconsolidated ventures’ Adjusted Free Cash Flow for 2018, adjusted to exclude transaction, retention and severance costs in excess of budgeted amounts and any capital expenditures related to the purchase and installation of power generators at Florida communities.

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

The table below reconciles our and our proportionate share of our unconsolidated ventures’ Adjusted Free Cash Flow from our and their, respectively, net cash provided by (used in) operating activities. Line items under unconsolidated ventures represent the aggregate amounts of such line items for all of our unconsolidated ventures.

Year Ended December 31, 2018 ($ in 000s)

Consolidated Adjusted Free Cash Flow

Net cash provided by operating activities	$203,961

Changes in operating assets and liabilities	$38,833

Proceeds from refundable entrance fees, net of refunds	$(422)

Lease financing debt amortization	$(59,808)

Loss on facility lease termination and modification, net	$21,044

Distributions from unconsolidated ventures from cumulative share of net earnings	$(2,896)

Non-development capital expenditures, net	$(182,249)

Property insurance proceeds	$1,292

Consolidated Adjusted Free Cash Flow	$19,755

A-1

Year Ended December 31, 2018 ($ in 000s)

Proportionate Share of Adjusted Free Cash Flow of Unconsolidated Ventures

Net cash provided by operating activities	$145,087

Changes in operating assets and liabilities	$(1,361)

Proceeds from refundable entrance fees, net of refunds	$(19,983)

Non-development capital expenditures, net	$(69,180)

Property insurance proceeds	$1,535

Adjusted Free Cash Flow of Unconsolidated Ventures	$56,098

Brookdale weighted average ownership percentage	39.3%

Brookdale’s proportionate share of Adjusted Free Cash Flow of Unconsolidated Ventures	$22,022

Combined Adjusted Free Cash Flow	$41,777

Transaction, retention and severance costs in excess of budgeted amounts	$825

Consolidated capital expenditures related to the purchase and installation of power generators at consolidated Florida communities	$12,093

Proportionate share of capital expenditures related to the purchase and installation of power generators at unconsolidated Florida communities	$2,123

Combined Adjusted Free Cash Flow, as adjusted for 2018 Annual Incentive Plan	$56,818

A-2