Form 10-Q
period 2019-03-31
Brookdale Senior Living Inc.
filed 2019-05-07
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	BKD	New York Stock Exchange

As of May 3, 2019, 186,189,888 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2019	December 31, 2018
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$256,501	$398,267
Marketable securities	83,517	14,855
Restricted cash	28,811	27,683
Accounts receivable, net	138,455	133,905
Assets held for sale	58,323	93,117
Prepaid expenses and other current assets, net	185,017	106,189
Total current assets	750,624	774,016
Property, plant and equipment and leasehold intangibles, net	5,236,194	5,275,427
Operating lease right-of-use assets	1,291,428	—
Restricted cash	43,188	24,268
Investment in unconsolidated ventures	27,747	27,528
Goodwill	154,131	154,131
Other intangible assets, net	45,930	51,472
Other assets, net	81,531	160,418
Total assets	$7,630,773	$6,467,260
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$454,854	$294,426
Current portion of financing lease obligations	23,311	23,135
Current portion of operating lease obligations	180,367	—
Trade accounts payable	85,379	95,049
Accrued expenses	262,601	298,227
Refundable fees and deferred revenue	95,212	62,494
Total current liabilities	1,101,724	773,331
Long-term debt, less current portion	3,188,143	3,345,754
Financing lease obligations, less current portion	845,776	851,341
Operating lease obligations, less current portion	1,396,016	—
Deferred liabilities	6,007	262,761
Deferred tax liability	18,220	18,371
Other liabilities	157,290	197,289
Total liabilities	6,713,176	5,448,847
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at March 31, 2019 and December 31, 2018; 199,965,001 and 196,815,254 shares issued and 194,573,086 and 192,356,051 shares outstanding (including 7,881,179 and 5,756,435 unvested restricted shares), respectively	2,000	1,968
Additional paid-in-capital	4,154,790	4,151,147
Treasury stock, at cost; 5,391,915 and 4,459,203 shares at March 31, 2019 and December 31, 2018, respectively	(70,940)	(64,940)
Accumulated deficit	(3,167,752)	(3,069,272)
Total Brookdale Senior Living Inc. stockholders' equity	918,098	1,018,903
Noncontrolling interest	(501)	(490)
Total equity	917,597	1,018,413
Total liabilities and equity	$7,630,773	$6,467,260

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue
Resident fees	$809,479	$906,266
Management fees	15,743	18,681
Reimbursed costs incurred on behalf of managed communities	216,822	262,287
Total revenue	1,042,044	1,187,234

Expense
Facility operating expense (excluding depreciation and amortization of $88,827 and $103,168, respectively)	586,094	632,325
General and administrative expense (including non-cash stock-based compensation expense of $6,356 and $8,406, respectively)	56,311	81,435
Facility operating lease expense	68,668	80,400
Depreciation and amortization	96,888	114,255
Goodwill and asset impairment	391	430,363
Loss on facility lease termination and modification, net	209	—
Costs incurred on behalf of managed communities	216,822	262,287
Total operating expense	1,025,383	1,601,065
Income (loss) from operations	16,661	(413,831)

Interest income	3,084	2,983
Interest expense:
Debt	(45,643)	(45,727)
Financing lease obligations	(16,743)	(22,931)
Amortization of deferred financing costs and debt discount	(831)	(3,956)
Change in fair value of derivatives	(148)	74
Debt modification and extinguishment costs	(67)	(35)
Equity in loss of unconsolidated ventures	(526)	(4,243)
Gain (loss) on sale of assets, net	(702)	43,431
Other non-operating income	2,988	2,586
Income (loss) before income taxes	(41,927)	(441,649)
Benefit (provision) for income taxes	(679)	(15,585)
Net income (loss)	(42,606)	(457,234)
Net (income) loss attributable to noncontrolling interest	11	46
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(42,595)	$(457,188)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.23)	$(2.45)

Weighted average shares used in computing basic and diluted net income (loss) per share	186,747	186,880

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended March 31, 2019 and 2018
(Unaudited, in thousands)

	Common Stock		Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
	Outstanding Shares	Amount
Balances at December 31, 2018	192,356	$1,968	$4,151,147	$(64,940)	$(3,069,272)	$1,018,903	$(490)	$1,018,413
Cumulative effect of change in accounting principle (Note 2)	—	—	—	—	(55,885)	(55,885)	—	(55,885)
Balances at January 1, 2019	192,356	1,968	4,151,147	(64,940)	(3,125,157)	963,018	(490)	962,528
Compensation expense related to restricted stock grants	—	—	6,356	—	—	6,356	—	6,356
Net income (loss)	—	—	—	—	(42,595)	(42,595)	(11)	(42,606)
Issuance of common stock under Associate Stock Purchase Plan	50	1	298	—	—	299	—	299
Restricted stock, net	3,534	35	(35)	—	—	—	—	—
Purchase of treasury stock	(933)	—	—	(6,000)	—	(6,000)	—	(6,000)
Shares withheld for employee taxes	(434)	(4)	(2,993)	—	—	(2,997)	—	(2,997)
Other, net	—	—	17	—	—	17	—	17
Balances at March 31, 2019	194,573	$2,000	$4,154,790	$(70,940)	$(3,167,752)	$918,098	$(501)	$917,597

	Common Stock		Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
	Outstanding Shares	Amount
Balances at December 31, 2017	191,276	$1,913	$4,126,549	$(56,440)	$(2,541,294)	$1,530,728	$(437)	$1,530,291
Compensation expense related to restricted stock grants	—	—	8,406	—	—	8,406	—	8,406
Net income (loss)	—	—	—	—	(457,188)	(457,188)	(46)	(457,234)
Issuance of common stock under Associate Stock Purchase Plan	62	1	371	—	—	372	—	372
Restricted stock, net	2,841	28	(28)	—	—	—	—	—
Shares withheld for employee taxes	(381)	(4)	(2,614)	—	—	(2,618)	—	(2,618)
Other, net	—	—	63	—	281	344	—	344
Balances at March 31, 2018	193,798	$1,938	$4,132,747	$(56,440)	$(2,998,201)	$1,080,044	$(483)	$1,079,561

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(42,606)	$(457,234)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Debt modification and extinguishment costs	67	35
Depreciation and amortization, net	97,719	118,211
Goodwill and asset impairment	391	430,363
Equity in loss of unconsolidated ventures	526	4,243
Distributions from unconsolidated ventures from cumulative share of net earnings	749	408
Amortization of deferred gain	—	(1,090)
Amortization of entrance fees	(398)	(501)
Proceeds from deferred entrance fee revenue	436	1,109
Deferred income tax (benefit) provision	170	15,037
Operating lease expense adjustment	(4,383)	(8,103)
Change in fair value of derivatives	148	(74)
(Gain) loss on sale of assets, net	702	(43,431)
Loss on facility lease termination and modification, net	209	—
Non-cash stock-based compensation expense	6,356	8,406
Non-cash interest expense on financing lease obligations	—	3,383
Non-cash management contract termination gain	(353)	(2,242)
Other	(2,495)	(156)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,550)	3,488
Prepaid expenses and other assets, net	12,358	(6,174)
Prepaid insurance premiums financed with notes payable	(18,842)	(18,633)
Trade accounts payable and accrued expenses	(41,358)	(21,370)
Refundable fees and deferred revenue	(9,855)	12,289
Net cash provided by (used in) operating activities	(5,009)	37,964
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	(320)	(2,015)
Purchase of marketable securities	(68,348)	—
Sale of marketable securities	—	118,273
Capital expenditures, net of related payables	(60,055)	(66,592)
Acquisition of assets, net of related payables and cash received	—	(27,330)
Investment in unconsolidated ventures	(3,986)	(8,434)
Distributions received from unconsolidated ventures	3,178	2,037
Proceeds from sale of assets, net	29,458	75,060
Property insurance proceeds	—	156
Net cash provided by (used in) investing activities	(100,073)	91,155
Cash Flows from Financing Activities
Proceeds from debt	25,178	30,168
Repayment of debt and financing lease obligations	(28,400)	(44,001)
Purchase of treasury stock, net of related payables	(9,956)	—
Payment of financing costs, net of related payables	(759)	(248)
Proceeds from refundable entrance fees, net of refunds	—	223
Payments of employee taxes for withheld shares	(2,997)	(2,618)
Other	298	372
Net cash provided by (used in) financing activities	(16,636)	(16,104)
Net increase (decrease) in cash, cash equivalents and restricted cash	(121,718)	113,015
Cash, cash equivalents and restricted cash at beginning of period	450,218	282,546
Cash, cash equivalents and restricted cash at end of period	$328,500	$395,561

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Description of Business

Brookdale Senior Living Inc. ("Brookdale" or the "Company") is an operator of senior living communities throughout the United States. The Company is committed to providing senior living solutions primarily within properties that are designed, purpose-built, and operated to provide quality service, care, and living accommodations for residents. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company also offers a range of home health, hospice, and outpatient therapy services to residents of many of its communities and to seniors living outside of its communities.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, results of operations, and cash flows of the Company for all periods presented. Certain information and footnote disclosures included in annual financial statements have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 14, 2019.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Brookdale and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in affiliated companies that the Company does not control, but has the ability to exercise significant influence over governance and operations, are accounted for by the equity method. The ownership interest of consolidated entities not wholly-owned by the Company are presented as noncontrolling interests in the accompanying condensed consolidated financial statements. Noncontrolling interest represents the share of consolidated entities owned by third parties. Noncontrolling interest is adjusted for the noncontrolling holder's share of additional contributions, distributions, and the proportionate share of the net income or loss of each respective entity.

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

Under the Company's senior living residency agreements, which are generally for a contractual term of 30 days to one year, the Company provides senior living services to residents for a stated daily or monthly fee. The Company has elected the lessor practical expedient within ASC 842, Leases ("ASC 842") and recognizes, measures, presents, and discloses the revenue for services under the Company's senior living residency agreements based upon the predominant component, either the lease or nonlease component, of the contracts. The Company has determined that the services included under the Company’s independent living, assisted living, and memory care residency agreements have the same timing and pattern of transfer. The Company recognizes revenue under

ASC 606, Revenue Recognition from Contracts with Customers ("ASC 606") for its independent living, assisted living, and memory care residency agreements for which it has estimated that the nonlease components of such residency agreements are the predominant component of the contract.

The Company enters into contracts to provide home health, hospice, and outpatient therapy services. Each service provided under the contract is capable of being distinct, and thus, the services are considered individual and separate performance obligations. The performance obligations are satisfied and revenue is recognized as services are provided.

The Company receives revenue for services under various third-party payor programs which include Medicare, Medicaid, and other third-party payors. Settlements with third-party payors for retroactive adjustments due to audits, reviews, or investigations are included in the determination of the estimated transaction price for providing services. The Company estimates the transaction price based on the terms of the contract with the payor, correspondence with the payor and historical payment trends, and retroactive adjustments are recognized in future periods as final settlements are determined.

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

Goodwill

The Company tests goodwill for impairment annually as of October 1 or whenever indicators of impairment arise. Factors the Company considers important in its analysis of whether an indicator of impairment exists include a significant decline in the Company's stock price or market capitalization for a sustained period since the last testing date, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. The Company is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value of a reporting unit is less than its carrying value. The fair values used in the quantitative goodwill impairment test are estimated using Level 3 inputs based upon discounted future cash flow projections for the reporting unit. These cash flow projections are based upon a number of estimates and assumptions such as revenue and expense growth rates, capitalization rates, and discount rates. The Company also considers market based measures such as earnings multiples in its analysis of estimated fair values of its reporting units. If the quantitative goodwill impairment test results in a reporting unit's carrying value exceeding its estimated fair value, an impairment charge will be recorded based on the difference. The impairment charge is limited to the amount of goodwill allocated to the reporting unit.

Long-lived Asset Impairment

Long-lived assets (including right-of-use assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets held for use are assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset, calculated utilizing the lowest level of identifiable cash flows. If estimated future undiscounted net cash flows are less than the carrying amount of the asset then the fair value of the asset is estimated. The impairment expense is determined by comparing the estimated fair value of the asset to its carrying value, with any amount in excess of fair value recognized as an expense in the current period. Undiscounted cash flow projections and estimates of fair value amounts are based on a number of assumptions such as revenue and expense growth rates, estimated holding periods and estimated capitalization rates (Level 3).

Self-Insurance Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the Company maintains general liability and professional liability insurance policies for its owned, leased, and managed communities under a master insurance program, the Company's current policies provide for deductibles for each and every claim. As a result, the Company is, in effect, self-insured for claims that are less than the deductible amounts. In addition, the Company maintains a high deductible workers compensation program and a self-insured employee medical program.

The Company reviews the adequacy of its accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third-party administrator estimates, consultants, advice from legal counsel, and industry data, and adjusts accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored, and estimates are updated as information becomes available.

Lease Accounting

The following is the Company's lease accounting policy under ASC 842 subsequent to the adoption. Refer to Recently Adopted Accounting Pronouncements in this Note 2 for significant changes that resulted from the adoption effective January 1, 2019. The Company, as lessee, recognizes a right-of-use asset and a lease liability on the Company’s condensed consolidated balance sheet for its community, office, and equipment leases. As of the commencement date of a lease, a lease liability and corresponding right-of-use asset is established on the Company’s condensed consolidated balance sheet at the present value of future minimum lease payments. The Company's community leases generally contain fixed annual rent escalators or annual rent escalators based on an index, such as the consumer price index. The future minimum lease payments recognized on the condensed consolidated balance sheet include fixed payments (including in-substance fixed payments) and variable payments estimated utilizing the index or rate on the lease commencement date. The Company recognizes lease expense as incurred for additional variable payments. For the Company’s leases that do not contain an implicit rate, the Company utilizes its estimated incremental borrowing rate in determining the present value of lease payments based on information available at commencement of the lease, which reflects the fixed rate at which the Company could borrow a similar amount for the same term on a collateralized basis. Leases with an initial term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheet and instead are recognized as lease expense as incurred.

The Company, as lessee, makes a determination with respect to each of its community, office, and equipment leases as to whether each should be accounted for as an operating lease or financing lease in accordance with the provisions of ASC 842. The classification criteria is based on estimates regarding the fair value of the leased asset, minimum lease payments, effective cost of funds, the economic life of the asset and certain other terms in the lease agreements.

For operating leases, payments made under operating lease arrangements are accounted for in the Company's condensed consolidated statements of operations as operating lease expense for actual rent paid, generally plus or minus a straight-line adjustment for estimated minimum lease escalators if applicable. The right-of-use asset is generally reduced each period by an amount equal to the difference between the operating lease expense and the amount of expense on the lease liability utilizing the effective interest method. Subsequent to the impairment of an operating lease right-of-use asset, the Company recognizes operating lease expense consisting of the reduction of the right-of-use asset on a straight-line basis over the remaining lease term and the amount of expense on the lease liability utilizing the effective interest method.

For financing leases, the Company recognizes interest expense on the lease liability utilizing the effective interest method. Additionally, the right-of-use asset is generally amortized to depreciation and amortization expense on a straight-line basis over the lease term unless the lease contains an option to purchase the underlying asset that the Company is reasonably certain to exercise in which case the asset is depreciated over the useful life of the underlying asset.

For transactions in which an owned community is sold and leased back from the buyer (sale-leaseback transactions), the Company recognizes an asset sale and lease accounting is applied if the Company has transferred control of the community. For such transactions, the Company removes the transferred assets from the consolidated balance sheet and a gain or loss on the sale is recognized for the difference between the carrying value of the asset and the transaction price for the sale transaction. For sale‑leaseback transactions in which the Company has not transferred control of the underlying asset, the Company does not recognize an asset sale or derecognize the underlying asset until control is transferred. For such transactions, the Company continues to depreciate the asset over its useful life. Additionally, the Company accounts for any amounts received as a financing lease liability and the Company recognizes interest expense on the financing lease liability utilizing the effective interest method with the interest expense limited to an amount that is not greater than the cash payments on the financing lease liability over the term of the lease.

Refer to the Company’s revenue recognition policy for discussion of the accounting policy for residency agreements, which include the lease of an asset.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the existing accounting principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet for most leases. Additionally, ASU 2016-02 makes targeted changes to lessor accounting, including changes to align certain aspects with the revenue recognition model, and requires enhanced disclosure of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements ("ASU 2018-11"). ASU 2018-11 provides entities with a transition method option to not restate comparative periods presented, but to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides entities with a practical expedient allowing lessors to not separate nonlease components from the associated lease components when certain criteria are met. The Company adopted these lease accounting standards effective January 1, 2019 and utilized the modified retrospective transition method with no adjustments to comparative periods presented. Additionally, the Company elected the package of practical expedients within ASU 2016-02 that allows an entity to not reassess, as of January 1, 2019, its prior conclusions on whether an existing contract contains a lease, lease classification for existing leases, and whether costs incurred for existing leases qualify as initial direct costs.

The Company's adoption of ASU 2016-02 resulted in the recognition of operating lease liabilities of $1.6 billion and right-of-use assets of $1.3 billion on the condensed consolidated balance sheet for its existing community, office, and equipment operating leases based on the remaining present value of the minimum lease payments as of January 1, 2019. The future minimum rental payments recognized on the condensed consolidated balance sheet included fixed payments (including in-substance fixed payments) and variable payments estimated utilizing the index or rate as of January 1, 2019. Such right-of-use asset amounts were recognized based upon the amount of the recognized lease liabilities, adjusted for accrued lease payments, intangible assets, and the recognition of right-of-use asset impairments. As of December 31, 2018, the Company had a net liability of $231.4 million recognized on its consolidated balance sheet for accrued lease payments and intangible assets for operating leases. Additionally, $58.1 million of previously unrecognized right-of-use asset impairments were recognized as a cumulative effect adjustment to beginning accumulated deficit as of January 1, 2019. As a result of the Company’s election of the package of practical expedients within ASU 2016-02, there were no changes to the classification of the Company’s existing operating, capital and financing leases as of January 1, 2019 and there were no changes to the amounts recognized on its balance sheet for its existing capital and financing leases as of January 1, 2019.

Subsequent to the adoption of ASU 2016-02, lessors are required to separately recognize and measure the lease component of a contract with a customer utilizing the provisions of ASC 842 and the nonlease components utilizing the provisions of ASC 606. To separately account for the components, the transaction price is allocated among the components based upon the estimated stand alone selling prices of the components. Additionally, certain components of a contract which were previously included within the lease element recognized in accordance with ASC 840, Leases ("ASC 840") prior to the adoption of ASU 2016-02 (such as common area maintenance services, other basic services, and executory costs) are recognized as nonlease components subject to the provisions of ASC 606 subsequent to the adoption of ASU 2016-02. However, entities are permitted to elect the practical expedient under ASU 2018-11 allowing lessors to not separate nonlease components from the associated lease components when certain criteria are met. Entities that elect to utilize the lease/nonlease component combination practical expedient under ASU 2018-11 upon initial application of ASC 842 are required to apply the practical expedient to all new and existing transactions within a class of underlying assets that qualify for the expedient as of the initial application date.

For the year ended December 31, 2018, the Company recognized revenue for housing services under independent living, assisted living, and memory care residency agreements in accordance with the provisions of the former lease accounting standard, ASC 840, and the Company recognized revenue for assistance with activities of daily living, memory care services, healthcare, and personalized health services under independent living, assisted living, and memory care residency agreements in accordance with the provisions of ASC 606.

Upon adoption of ASU 2016-02 and ASU 2018-11, the Company elected the lessor practical expedient within ASU 2018-11 and recognizes, measures, presents, and discloses the revenue for housing services under the Company's senior living residency agreements based upon the predominant component, either the lease or nonlease component, of the contracts rather than allocating the consideration and separately accounting for it under ASC 842 and ASC 606.

The Company has concluded that the nonlease components of the Company’s independent living, assisted living, and memory care residency agreements are the predominant component of the contract for the Company’s existing agreements as of January 1, 2019. As a result of the Company's election of the package of practical expedients within ASU 2016-02, the Company continued to recognize revenue for existing contracts as of December 31, 2018 over the lease term. In addition, ASU 2016-02 has changed the definition of initial direct costs of a lease, with the initial direct costs that are initially deferred and recognized over the term of the lease limited to costs that are both incremental and direct. The Company concluded that the contract origination costs recognized on the balance sheet as of December 31, 2018 were in excess of the initial direct costs that would have been deferred under the provisions of ASU 2016-02. As a result of the Company’s election of the package of practical expedients, the contract origination costs recognized on the balance sheet as of December 31, 2018 continued to be amortized during 2019 over the lease term. Additionally, the Company concluded that certain costs previously deferred upon new contract origination are recognized within facility operating expense in 2019 as incurred.

In addition to the previously unrecognized right-of-use asset impairment of $58.1 million, the Company recognized cumulative effect adjustments to beginning accumulated deficit as of January 1, 2019 for the impact of the adoption of accounting standards by its equity method investees and the deferred tax impact of these adjustments. The recognition of the right-of-use assets and corresponding liabilities and the removal of the deferred tax position related to these leases as of December 31, 2018, had an $0.3 million impact on the Company's net deferred tax position. A deferred tax asset of $14.1 million and an increase to the valuation allowance of $13.8 million was recorded against accumulated deficit reflecting the tax impact of the previously unrecognized right-of-use asset impairments.

The adoption of the new accounting standards resulted in the following adjustments to the Company's condensed consolidated balance sheet as of January 1, 2019:

(in millions)
Assets
Prepaid expenses and other current assets, net	$67
Property, plant and equipment and leasehold intangibles, net	(11)
Operating lease right-of-use assets	1,329
Investment in unconsolidated ventures	(2)
Other intangible assets, net	(5)
Other assets, net	(73)
Total assets	1,305
Liabilities and Equity
Refundable fees and deferred revenue	43
Operating lease obligations	1,618
Deferred liabilities	(257)
Other liabilities	(43)
Total liabilities	1,361
Total equity	$(56)

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

3.  Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. Potentially dilutive common stock equivalents include unvested restricted stock, unvested and vested restricted stock units, and convertible debt instruments and warrants.

During the three months ended March 31, 2019 and 2018, the Company reported a consolidated net loss. As a result of the net loss, unvested restricted stock, restricted stock units, and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares. The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 7.2 million and 7.0 million for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2018, the calculation of diluted weighted average shares excludes the impact of conversion of the principal amount of $316.3 million of the Company's 2.75% convertible senior notes which were repaid in cash at their maturity on June 15, 2018. As of March 31, 2018, the maximum number of shares issuable upon conversion of the notes was approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events). As of March 31, 2018, the maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash was approximately 3.0 million. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of March 31, 2018, the number of shares issuable upon exercise of the warrants was approximately 10.8 million. During the three months ended March 31, 2019, the option to exercise the remaining outstanding warrants expired unexercised.

4.  Acquisitions, Dispositions and Other Significant Transactions

During the period from January 1, 2018 through March 31, 2019, the Company disposed of 28 owned communities. The Company also entered into agreements with Ventas, Inc. ("Ventas") and Welltower Inc. ("Welltower") and continued to execute on the transactions with HCP, Inc. ("HCP") announced in 2017, which together restructured a significant portion of the Company's triple-net lease obligations with the Company's largest lessors. As a result of such transactions, as well as other lease expirations and terminations, the Company's triple-net lease obligations on 90 communities were terminated during the period from January 1, 2018 to March 31, 2019. During this period, the Company also sold its ownership interests in six unconsolidated ventures and acquired six communities that the Company previously leased or managed. As of March 31, 2019, the Company owned 338 communities, leased 342 communities, managed 18 communities on behalf of unconsolidated ventures, and managed 146 communities on behalf of third parties.

The following table sets forth, for the periods indicated, the amounts included within the Company's condensed consolidated financial statements for the 118 communities that it disposed through sales and lease terminations during the period from January 1, 2018 to March 31, 2019 through the respective disposition dates:

	Three Months Ended March 31,
(in thousands)	2019	2018
Resident fees
Independent Living	$—	$31,629
Assisted Living and Memory Care	3,718	85,448
CCRCs	—	6,493
Senior housing resident fees	3,718	123,570
Facility operating expense
Independent Living	—	18,653
Assisted Living and Memory Care	3,402	59,389
CCRCs	—	6,057
Senior housing facility operating expense	3,402	84,099
Cash facility lease payments	$192	$33,500

The Company expects to close on the dispositions of seven owned communities classified as held for sale as of March 31, 2019 during the next 12 months. The closings of the various pending and expected transactions are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

2018 Welltower Lease and RIDEA Venture Restructuring

On June 27, 2018, the Company announced that it had entered into definitive agreements with Welltower. The components of the agreements include:

•
Lease Terminations. The Company and Welltower agreed to early termination of the Company's triple-net lease obligations on 37 communities effective June 30, 2018. The communities were part of two lease portfolios due to mature in 2028 (27 communities) and 2020 (10 communities). The Company paid Welltower an aggregate lease termination fee of $58.0 million. The Company agreed to manage the foregoing 37 communities on an interim basis until the communities have been transitioned to new managers, and such communities are reported in the Management Services segment during such interim period. The Company recognized a $22.6 million loss on lease termination during the three months ended June 30, 2018 for the amount by which the aggregate lease termination fee exceeded the net carrying value of the Company's assets and liabilities under operating and capital leases as of the lease termination date.

•
Future Lease Terminations. The parties separately agreed to allow the Company to terminate leases with respect to, and to remove from the remaining Welltower leased portfolio, a number of communities with annual aggregate base rent up to $5.0 million upon Welltower's sale of such communities, and the Company would receive a corresponding 6.25% rent credit on Welltower's disposition proceeds.

•
RIDEA Restructuring. The Company sold its 20% equity interest in its Welltower RIDEA venture to Welltower, effective June 30, 2018, for net proceeds of $33.5 million (for which the Company recognized a $14.7 million gain on sale). The Company agreed to continue to manage the communities in the venture on an interim basis until the communities have been transitioned to new managers, and such communities are reported in the Management Services segment during such interim period.

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

2018 Ventas Lease Portfolio Restructuring

On April 26, 2018, the Company entered into several agreements to restructure a portfolio of 128 communities it leased from Ventas as of such date, including a Master Lease and Security Agreement (the "Ventas Master Lease"). The Ventas Master Lease amended and restated prior leases comprising an aggregate portfolio of 107 communities into the Ventas Master Lease. Under the Ventas Master Lease and other agreements entered into on April 26, 2018, the 21 additional communities leased by the Company from Ventas pursuant to separate lease agreements have been or will be combined automatically into the Ventas Master Lease upon the first to occur of Ventas' election or the repayment of, or receipt of lender consent with respect to, mortgage debt underlying such communities (17 of which have been combined into the Ventas Master Lease as of March 31, 2019). The Company and Ventas agreed to observe, perform, and enforce such separate leases as if they had been combined into the Ventas Master Lease effective April 26, 2018, to the extent not in conflict with any mortgage debt underlying such communities. The transaction agreements with Ventas further provide that the Ventas Master Lease and certain other agreements between the Company and Ventas will be cross-defaulted.

The initial term of the Ventas Master Lease ends December 31, 2025, with two 10-year extension options available to the Company. In the event the Company consummates a change of control transaction on or before December 31, 2025, the initial term of the Ventas Master Lease will be extended automatically through December 31, 2029. The Ventas Master Lease and separate lease agreements with Ventas, which are guaranteed at the parent level by the Company, provided for total rent in 2018 of $175.0 million for the 128 communities, including the pro-rata portion of an $8.0 million annual rent credit for 2018. The Company will receive an annual rent credit of $8.0 million in 2019, $7.0 million in 2020 and $5.0 million thereafter; provided, that if a change of control transaction occurs prior to 2021, the annual rent credit will be reduced to $5.0 million. Effective on January 1, 2019 and in succeeding years, the annual minimum rent is subject to an escalator equal to the lesser of 2.25% or four times the Consumer Price Index ("CPI") increase for the prior year (or zero if there was a CPI decrease).

The Ventas Master Lease requires the Company to spend (or escrow with Ventas) a minimum of $2,000 per unit per 24-month period commencing with the 24-month period ending December 31, 2019 and thereafter each 24-month period ending December 31 during the lease term, subject to annual increases commensurate with the escalator beginning with the second lease year of the first extension term (if any). If the Company consummates a change of control transaction, the Company will be required within 36 months following the closing of such transaction to invest (or escrow with Ventas) an aggregate of $30.0 million in the communities for revenue-enhancing capital projects.

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

Under the Master Lease, the Company had an option, which the Company exercised in part, to provide notice to Ventas of the Company's election to direct Ventas to market for sale one or more communities with up to approximately $30.0 million of annual minimum rent. Ventas is obligated to use commercially reasonable, diligent efforts to sell such communities on or before December 31, 2020 (subject to extension for regulatory purposes); provided, that Ventas' obligation to sell any such community will be subject to Ventas' receiving a purchase price in excess of a mutually agreed upon minimum sale price and to certain other customary closing conditions. Upon any such sale, such communities will be removed from the Ventas Master Lease, and the annual minimum rent under the Ventas Master Lease will be reduced by the amount of the net sale proceeds received by Ventas multiplied by 6.25%.

The Company estimated the fair value of each of the elements of the restructuring transactions. The fair value of the future lease payments was based upon historical and forecasted community cash flows and market data, including an implied management fee rate of 5% of revenue and a market supported lease coverage ratio (Level 3 inputs). The Company recognized a $125.7 million non-cash loss on lease modification in the three months ended June 30, 2018, primarily for the extensions of the triple-net lease obligations for communities with lease terms that are unfavorable to the Company given current market conditions on the amendment date in exchange for modifications to the change of control provisions and financial covenant provisions of the community leases.

2017 HCP Master Lease Transaction and RIDEA Ventures Restructuring
On November 2, 2017, the Company announced that it had entered into a definitive agreement for a multi-part transaction with HCP. As part of such transaction, the Company entered into an Amended and Restated Master Lease and Security Agreement ("HCP Master Lease") with HCP effective as of November 1, 2017. The components of the multi-part transaction include:

•
Master Lease Transactions. The Company and HCP amended and restated triple-net leases covering substantially all of the communities the Company leased from HCP as of November 1, 2017 into the HCP Master Lease. During the year ended December 31, 2018, the Company acquired two communities formerly leased for an aggregate purchase price of $35.4 million and during the year ended December 31, 2018 leases with respect to 33 communities were terminated, and such communities were removed from the HCP Master Lease, which completed the terminations of leases as provided in the HCP Master Lease. The Company agreed to manage communities for which leases were terminated on an interim basis until the communities have been transitioned to new managers, and such communities are reported in the Management Services segment during such interim period. The Company continues to lease 43 communities pursuant to the terms of the HCP Master Lease, which have the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1, 2018, the Company received a $2.5 million annual rent reduction for two communities. The HCP Master Lease also provides that the Company may engage in certain change in control and other transactions without the need to obtain HCP's consent, subject to the satisfaction of certain conditions.

•
RIDEA Ventures Restructuring. Pursuant to the multi-part transaction agreement, HCP acquired the Company's 10% ownership interest in one of the Company's RIDEA ventures with HCP in December 2017 for $32.1 million and the Company's 10% ownership interest in the remaining RIDEA venture with HCP in March 2018 for $62.3 million (for which the Company recognized a $41.7 million gain on sale during the three months ended March 31, 2018). The Company provided management services to 59 communities on behalf of the two RIDEA ventures as of November 1, 2017. Pursuant to the multi-part transaction agreement, the Company acquired one community for an aggregate purchase price of $32.1 million in January 2018 and three communities for an aggregate purchase price of $207.4 million in April 2018 and retained management of 18 of such communities. The amended and restated management agreements for such 18 communities have a term set to expire in 2030, subject to certain early termination rights. In addition, HCP will be entitled to sell or transition operations and/or management of 37 of such communities. Management agreements for 34 such communities have been terminated by HCP (for which the Company has recognized a $9.1 million non-cash management contract termination gain, of which $0.4 million and $2.2 million was recognized during the three months ended March 31, 2019 and 2018, respectively). The Company expects the termination of management agreements on the remaining three communities to occur during 2019.

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

Completed and Planned Dispositions of Owned Communities

During the year ended December 31, 2018, the Company completed the sale of 22 owned communities for cash proceeds of $380.7 million, net of transaction costs, and recognized a net gain on sale of assets of $188.6 million. The Company utilized a portion of the cash proceeds from the asset sales to repay approximately $174.0 million of associated mortgage debt and debt prepayment penalties. These dispositions included the sale of three communities during the three months ended March 31, 2018 for which the Company received net cash proceeds of $12.8 million, net of transaction costs, and recognized a net gain on sale of assets of $1.9 million.

During the three months ended March 31, 2019, the Company completed the sale of six owned communities (485 units) for cash proceeds of $29.5 million, net of transaction costs.

As of March 31, 2019, seven communities were classified as held for sale, resulting in $58.3 million being recorded as assets held for sale and $23.4 million of mortgage debt being included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to such communities. This debt is expected to be repaid with the proceeds from the sales.

5.  Fair Value Measurements

Marketable Securities

As of March 31, 2019, marketable securities of $83.5 million are stated at fair value based on valuation provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy. The Company recognized gains of $0.3 million and $0.6 million for marketable securities within interest income on the Company's condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.

Debt

The Company estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding long-term debt with a carrying value of approximately $3.6 billion as of both March 31, 2019 and December 31, 2018. Fair value of the long-term debt approximates carrying value in all periods. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

Goodwill and Asset Impairment Expense

The following is a summary of goodwill and asset impairment expense.

Three Months Ended March 31,
(in millions)	2018
Goodwill	$351.7
Property, plant and equipment and leasehold intangibles, net	40.8
Investment in unconsolidated ventures	33.4
Other intangible assets, net	1.7
Assets held for sale	2.8
Goodwill and asset impairment	$430.4

Goodwill

During the three months ended March 31, 2018, the Company identified qualitative indicators of impairment, including a significant decline in the Company's stock price and market capitalization for a sustained period during the three months ended March 31, 2018. Based upon the Company's qualitative assessment, the Company performed a quantitative goodwill impairment test as of March 31, 2018, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. Based on the results of the Company's quantitative goodwill impairment test, the Company recorded a non-cash impairment charge of $351.7 million to goodwill and asset impairment within the Assisted Living operating segment for the three months ended March 31, 2018. See Note 2 for more information regarding the Company's policy for goodwill.

Property, Plant and Equipment and Leasehold Intangibles

During the three months ended March 31, 2018, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying value of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets primarily due to an expectation that certain communities will be disposed of prior to their previously intended holding periods. As a result of this change in intent, the Company compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over estimated fair value. The estimates of fair values of the property, plant and equipment of these communities were determined based on valuations provided by third-party pricing services and are classified within Level 3 of the valuation hierarchy. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $40.8 million for the three months ended March 31, 2018, primarily within the Assisted Living segment.

Investment in Unconsolidated Ventures

The Company evaluates realization of its investment in ventures accounted for using the equity method if circumstances indicate that the Company's investment is other than temporarily impaired. During the three months ended March 31, 2018, the Company recorded non-cash impairment charges related to investments in unconsolidated ventures of $33.4 million. These impairment charges reflect the amount by which the carrying values of the investments exceeded their estimated fair value.

Right-of-Use Assets

The Company's adoption of ASU 2016-02 resulted in the recognition of the right-of-use assets for the operating leases for 25 communities to be recognized on the condensed consolidated balance sheet as of January 1, 2019 at the estimated fair value of $56.6 million as the Company determined that the long-lived assets of such communities were not recoverable as of such date. The fair value of the right-of-use assets were estimated utilizing a discounted cash flow approach based upon historical and projected community cash flows and market data, including management fees and a market supported lease coverage ratio (Level 3 inputs). The Company corroborated the estimated management fee rates and lease coverage ratios used in these estimates with lease coverage ratios observable from recent market transactions. The estimated future cash flows were discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective.
6.  Stock-Based Compensation

Grants of restricted shares under the Company's 2014 Omnibus Incentive Plan were as follows:

(share amounts in thousands, except for per share amounts)	Shares Granted	Weighted Average Grant Date Fair Value	Total Value
Three months ended March 31, 2019	4,047	$7.87	$31,857

7.  Goodwill and Other Intangible Assets, Net

The Company's Independent Living and Health Care Services segments had a carrying value of goodwill of $27.3 million and $126.8 million, respectively, as of both March 31, 2019 and December 31, 2018.

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present. The Company determined no impairment was necessary for the three months ended March 31, 2019. Factors the Company considers important in its analysis, which could trigger an impairment of such assets, include significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period and a decline in its market capitalization below net book value. A change in anticipated operating results or the other metrics indicated above could necessitate further analysis of potential impairment at an interval prior to the Company's annual measurement date. Refer to Note 5 for information on impairment expense for goodwill in 2018.

Other intangible assets as of March 31, 2019 and December 31, 2018 are summarized in the following tables:

	March 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Health care licenses	$42,323	$—	$42,323
Trade names	27,800	(26,940)	860
Management contracts	9,610	(6,863)	2,747
Total	$79,733	$(33,803)	$45,930

	December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$4,738	$—	$4,738
Health care licenses	42,323	—	42,323
Trade names	27,800	(26,295)	1,505
Management contracts	9,610	(6,704)	2,906
Total	$84,471	$(32,999)	$51,472

Amortization expense related to definite-lived intangible assets for both the three months ended March 31, 2019 and 2018 was $0.8 million.

8.  Property, Plant and Equipment and Leasehold Intangibles, Net

As of March 31, 2019 and December 31, 2018, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Land	$455,590	$456,912
Buildings and improvements	4,773,632	4,919,789
Furniture and equipment	820,253	1,036,113
Resident and leasehold operating intangibles	320,812	477,827
Construction in progress	72,241	57,636
Assets under financing leases and leasehold improvements	1,792,967	1,374,525
Property, plant and equipment and leasehold intangibles	8,235,495	8,322,802
Accumulated depreciation and amortization	(2,999,301)	(3,047,375)
Property, plant and equipment and leasehold intangibles, net	$5,236,194	$5,275,427

Assets under financing leases and leasehold improvements includes $0.7 billion of financing lease right-of-use assets as of both March 31, 2019 and December 31, 2018. Refer to Note 10 for further information on the Company’s financing leases.

The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $96.1 million and $113.4 million for the three months ended March 31, 2019 and 2018, respectively.

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

9.  Debt

Long-term debt as of March 31, 2019 and December 31, 2018 consists of the following:

(in thousands)	March 31, 2019	December 31, 2018
Mortgage notes payable due 2019 through 2047; weighted average interest rate of 4.93% for the three months ended March 31, 2019, less debt discount and deferred financing costs of $18.0 million and $18.6 million as of March 31, 2019 and December 31, 2018, respectively (weighted average interest rate of 4.75% in 2018)	$3,566,621	$3,579,931
Other notes payable, weighted average interest rate of 5.42% for the three months ended March 31, 2019 (weighted average interest rate of 5.85% in 2018) and maturity dates ranging from 2019 to 2021	76,376	60,249
Total long-term debt	3,642,997	3,640,180
Less current portion	454,854	294,426
Total long-term debt, less current portion	$3,188,143	$3,345,754

As of March 31, 2019 and December 31, 2018, the current portion of long-term debt within the Company's condensed consolidated financial statements includes $23.4 million and $31.2 million, respectively, of mortgage notes payable secured by assets held for sale. This debt is expected to be repaid with the proceeds from the sales. Refer to Note 4 for more information about the Company's assets held for sale.

Credit Facilities

On December 5, 2018, the Company entered into a Fifth Amended and Restated Credit Agreement with Capital One, National Association, as administrative agent, lender and swingline lender and the other lenders from time to time parties thereto (the "Amended Agreement"). The Amended Agreement amended and restated in its entirety the Company's Fourth Amended and Restated Credit Agreement dated as of December 19, 2014 (the "Original Agreement"). The Amended Agreement provides commitments for a $250 million revolving credit facility with a $60 million sublimit for letters of credit and a $50 million swingline feature. The Company has a one-time right under the Amended Agreement to increase commitments on the revolving credit facility by an additional $100 million, subject to obtaining commitments for the amount of such increase from acceptable lenders. The Amended Agreement provides the Company a one-time right to reduce the amount of the revolving credit commitments, and the Company may terminate the revolving credit facility at any time, in each case without payment of a premium or penalty. The Amended Agreement extended the maturity date of the Original Agreement from January 3, 2020 to January 3, 2024 and decreased the interest rate payable on drawn amounts. Amounts drawn under the facility will continue to bear interest at 90-day LIBOR plus an applicable margin; however, the Amended Agreement reduced the applicable margin from a range of 2.50% to 3.50% to a range of 2.25% to 3.25%. The applicable margin varies based on the percentage of the total commitment drawn, with a 2.25% margin at utilization equal to or lower than 35%, a 2.75% margin at utilization greater than 35% but less than or equal to 50%, and a 3.25% margin at utilization greater than 50%. A quarterly commitment fee continues to be payable on the unused portion of the facility at 0.25% per annum when the outstanding amount of obligations (including revolving credit and swingline loans and letter of credit obligations) is greater than or equal to 50% of the revolving credit commitment amount or 0.35% per annum when such outstanding amount is less than 50% of the revolving credit commitment amount.

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

As of March 31, 2019, no borrowings were outstanding on the revolving credit facility, $41.2 million of letters of credit were outstanding, and the revolving credit facility had $190.0 million of availability. The Company also had a separate unsecured letter of credit facility of up to $49.2 million as of March 31, 2019. Letters of credit totaling $49.1 million had been issued under the separate facility as of that date.

2019 Financings

On May 7, 2019, the Company obtained $111.1 million of debt secured by the non-recourse first mortgages on 14 communities. Sixty percent of the principal amount bears interest at a fixed rate of 4.52%, and the remaining forty percent of the principal amount bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 223 basis points. The debt matures in 2029. The $111.1 million of proceeds from the financing along with cash on hand were utilized to repay $156 million of outstanding mortgage debt maturing in 2019.

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

The Company’s failure to comply with applicable covenants could constitute an event of default under the applicable debt documents. Many of the Company’s debt documents contain cross-default provisions so that a default under one of these instruments could cause a default under other debt and lease documents (including documents with other lenders and lessors). Furthermore, the Company’s debt is secured by its communities and, in certain cases, a guaranty by the Company and/or one or more of its subsidiaries.

As of March 31, 2019, the Company is in compliance with the financial covenants of its debt agreements.

10.  Leases

As of March 31, 2019, the Company operated 342 communities under long-term leases (251 operating leases and 91 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of such leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or the leased property revenue. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. As of March 31, 2019, the weighted-average remaining lease term of the Company’s operating and financing leases was 7.5 and 9.0 years, respectively. The leases generally provide for renewal or extension options from 5 to 20 years and in some instances, purchase options. Refer to Note 4 for more information about the Company’s options to terminate a limited number of community leases under the terms of the Ventas Master Lease and leases with Welltower.

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

As of March 31, 2019, the Company is in compliance with the financial covenants of its long-term leases.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and cash flows from leasing transactions is as follows:

Operating Leases (in thousands)	Three Months Ended March 31, 2019
Facility operating expense	$4,625
Facility lease expense	68,668
Operating lease expense	73,293
Operating lease expense adjustment	4,383
Operating cash flows from operating leases	$77,676

Non-cash recognition of right-of-use assets obtained in exchange for new operating lease obligations	$1,358

Financing Leases (in thousands)	Three Months Ended March 31, 2019
Depreciation and amortization	$11,678
Interest expense: financing lease obligations	16,743
Financing lease expense	$28,421

Operating cash flows from financing leases	$16,743
Financing cash flows from financing leases	5,453
Total cash flows from financing leases	$22,196

As of March 31, 2019, the weighted-average discount rate of the Company’s operating and financing leases was 8.6% and 7.8%, respectively. As the Company's community leases do not contain an implicit rate, the Company utilized its incremental borrowing rate based on information available on January 1, 2019 to determine the present value of lease payments for operating leases that commenced prior to that date.

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases recognized on the condensed consolidated balance sheet as of March 31, 2019 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
2019	$231,489	$66,190
2020	308,607	89,003
2021	292,531	90,243
2022	289,447	91,633
2023	285,741	93,104
Thereafter	786,649	428,952
Total lease payments	2,194,464	859,125
Purchase option liability and non-cash gain on future sale of property	—	575,276
Imputed interest and variable lease payments	(618,081)	(565,314)
Total lease obligations	$1,576,383	$869,087

The aggregate amounts of future minimum operating lease payments, including community, office, and equipment leases not recognized on the condensed consolidated balance sheet under ASC 840 as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$310,340
2020	307,493
2021	290,661
2022	291,114
2023	285,723
Thereafter	786,647
Total lease payments	$2,271,978

11.  Litigation

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

12.  Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2019	2018
Supplemental Disclosure of Cash Flow Information:
Interest paid	$62,107	$62,721
Income taxes paid, net of refunds	$606	$(128)

Capital expenditures, net of related payables
Capital expenditures - non-development, net	$54,602	$41,736
Capital expenditures - development, net	5,269	5,381
Capital expenditures - non-development - reimbursable	—	1,764
Capital expenditures - development - reimbursable	—	615
Trade accounts payable	184	17,096
Net cash paid	$60,055	$66,592
Acquisition of assets, net of related payables and cash received:
Property, plant and equipment and leasehold intangibles, net	$—	$32,126
Other intangible assets, net	—	(4,796)
Net cash paid	$—	$27,330
Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$(231)	$(579)
Assets held for sale	(29,550)	(18,758)
Property, plant and equipment and leasehold intangibles, net	(457)	(978)
Investments in unconsolidated ventures	—	(20,084)
Refundable fees and deferred revenue	—	8,345
Other liabilities	78	425
Loss (gain) on sale of assets, net	702	(43,431)
Net cash received	$(29,458)	$(75,060)

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Purchase of treasury stock
Treasury stock	$288	$—
Accounts payable	(288)	—
Net	$—	$—
Assets designated as held for sale:
Assets held for sale	(5,249)	(3,336)
Property, plant and equipment and leasehold intangibles, net	5,249	3,336
Net	$—	$—
Lease termination and modification, net:
Prepaid expenses and other assets, net	$(160)	$—
Property, plant and equipment and leasehold intangibles, net	175	—
Other liabilities	(224)	—
Loss on facility lease termination and modification, net	209	—
Net	$—	$—

Refer to Note 2 for a schedule of the non-cash adjustments to the Company's condensed consolidated balance sheet as of January 1, 2019 as a result of the adoption of new accounting standards.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sums to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

	March 31, 2019	December 31, 2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$256,501	$398,267
Restricted cash	28,811	27,683
Long-term restricted cash	43,188	24,268
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$328,500	$450,218

13.  Income Taxes

The difference between the Company's effective tax rate for the three months ended March 31, 2019 and March 31, 2018 was primarily due to the non-deductible impairment of goodwill that occurred in the three months ended March 31, 2018.

The Company recorded an aggregate deferred federal, state and local tax benefit of $6.5 million, of which $8.2 million was a result of the operating loss for the three months ended March 31, 2019. The benefit was reduced by $1.7 million reduction in the deferred tax asset related to employee stock compensation. The benefit for the three months ended March 31, 2019 is offset by an increase in the valuation allowance of $6.6 million. The change in the valuation allowance for the three months ended March 31, 2019 is the result of the anticipated reversal of future tax liabilities offset by future tax deduction. The Company recorded an aggregate deferred federal, state, and local tax benefit of $9.5 million as a result of the operating loss for the three months ended March 31, 2018, which was offset by an increase in the valuation allowance of $24.6 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of March 31, 2019 and December 31, 2018 was $356.8 million and $336.4 million, respectively.

The increase in the valuation allowance during the three months ended March 31, 2019 is comprised of multiple components. The increase includes $13.8 million resulting from the adoption of ASC 842 and the related addition of future timing differences. An additional $8.3 million of allowance was established against the current period operating loss. Offsetting the increases was a decrease of $1.7 million of allowance as a result of removal of future timing differences related to employee stock compensation.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act ("Tax ACT") into law. The Tax Act limits the annual deductibility of a corporation's net interest expense unless it elects to be exempt from such deductibility limitation under the real property trade or business exception. The Company plans to elect the real property trade or business exception with the 2018 tax return. As such, the Company is required to apply the alternative depreciation system ("ADS") to all current and future residential real property and qualified improvement property assets. This change impacts the current and future tax depreciation deductions and impacted the Company's valuation allowance accordingly. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company's state and local income tax returns, state and local net operating losses and corresponding valuation allowances.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three months ended March 31, 2019 and March 31, 2018 which are included in income tax expense or benefit for the period. As of March 31, 2019, tax returns for years 2014 through 2017 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

14.  Revenue

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by payor source, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. See details on a reportable segment basis in the table below.

	Three Months Ended March 31, 2019
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$135,045	$441,911	$71,533	$190	$648,679
Government reimbursement	649	16,615	21,487	88,657	127,408
Other third-party payor programs	—	—	10,707	22,685	33,392
Total resident fee revenue	$135,694	$458,526	$103,727	$111,532	$809,479

	Three Months Ended March 31, 2018
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$157,507	$514,264	$70,721	$269	$742,761
Government reimbursement	890	18,016	23,706	92,627	135,239
Other third-party payor programs	—	—	10,642	17,624	28,266
Total resident fee revenue	$158,397	$532,280	$105,069	$110,520	$906,266

The Company has not further disaggregated management fee revenues and revenue for reimbursed costs incurred on behalf of managed communities as the economic factors affecting the nature, timing, amount, and uncertainty of revenue and cash flows do not significantly vary within each respective revenue category.

Contract Balances

Resident fee revenue for recurring and routine monthly services is generally billed monthly in advance under the Company's independent living, assisted living, and memory care residency agreements. Resident fee revenue for standalone or certain ancillary services is generally billed monthly in arrears. Additionally, non-refundable community fees are generally billed and collected in advance or upon move-in of a resident under the Company's independent living, assisted living, and memory care residency agreements. Amounts of revenue that are collected from residents in advance are recognized as deferred revenue until the performance obligations are satisfied. The Company had total deferred revenue (included within refundable fees and deferred revenue, deferred liabilities, and other liabilities within the condensed consolidated balance sheets) of $88.3 million and $106.4 million, including $35.5 million and $50.6 million of monthly resident fees billed and received in advance, as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, the Company recognized $61.7 million and $60.9 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2019 and 2018.

15.  Segment Information

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

Health Care Services. The Company's Health Care Services segment includes the home health, hospice, and outpatient therapy services, as well as education and wellness programs, provided to residents of many of the Company's communities and to seniors living outside of the Company's communities. The Health Care Services segment does not include the skilled nursing and inpatient healthcare services provided in the Company's skilled nursing units, which are included in the Company's CCRCs segment.

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

The following table sets forth selected segment financial and operating data:

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenue:
Independent Living (1)	$135,694	$158,397
Assisted Living and Memory Care (1)	458,526	532,280
CCRCs (1)	103,727	105,069
Health Care Services (1)	111,532	110,520
Management Services (2)	232,565	280,968
	$1,042,044	$1,187,234
Segment Operating Income: (3)
Independent Living	$52,876	$64,422
Assisted Living and Memory Care	140,699	176,538
CCRCs	21,637	24,663
Health Care Services	8,173	8,318
Management Services	15,743	18,681
	239,128	292,622
General and administrative expense (including non-cash stock-based compensation expense)	56,311	81,435
Facility operating lease expense	68,668	80,400
Depreciation and amortization	96,888	114,255
Goodwill and asset impairment	391	430,363
Loss on facility lease termination and modification, net	209	—
Income (loss) from operations	$16,661	$(413,831)

	As of
(in thousands)	March 31, 2019	December 31, 2018
Total assets:
Independent Living	$1,486,073	$1,104,774
Assisted Living and Memory Care	4,359,760	3,684,170
CCRCs	801,120	707,819
Health Care Services	275,130	254,950
Corporate and Management Services	708,690	715,547
	$7,630,773	$6,467,260

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes management fees and reimbursements of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment facility operating expenses (excluding depreciation and amortization) and costs incurred on behalf of managed communities.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. Although these forward looking statements are based on assumptions and expectations that we believe are reasonable, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, events which adversely affect the ability of seniors to afford our resident fees and entrance fees, including downturns in the economy, national or local housing markets, consumer confidence or the equity markets and unemployment among family members; changes in reimbursement rates, methods or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the impact of ongoing healthcare reform efforts; the effects of continued new senior housing construction and development, oversupply and increased competition; disruptions in the financial markets that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; the risks associated with current global economic conditions and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, interest rates and tax rates; our ability to generate sufficient cash flow to cover required interest and long-term lease payments and to fund our planned capital projects; the effect of our indebtedness and long-term leases on our liquidity; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the effect of our borrowing base calculations and our consolidated fixed charge coverage ratio on availability under our revolving credit facility; increased competition for or a shortage of personnel, wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; failure to maintain the security and functionality of our information systems or to prevent a cybersecurity attack or breach; our ability to complete pending or expected disposition or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; our ability to obtain additional capital on terms acceptable to us; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; delays in obtaining regulatory approvals; risks associated with the lifecare benefits offered to residents of certain of our entrance fee CCRCs; terminations, early or otherwise, or non-renewal of management agreements; conditions of housing markets, regulatory changes and acts of nature in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease; departures of key officers and potential disruption caused by changes in management; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; actions of activist stockholders; market conditions and capital allocation decisions that may influence our determination from time to time whether to purchase any shares under our existing share repurchase program and our ability to fund any repurchases; our ability to maintain consistent quality control; a decrease in the overall demand for senior housing; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; costs to respond to, and adverse determinations resulting from, government reviews, audits and investigations; unanticipated costs to comply with legislative or regulatory developments; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

As of March 31, 2019, we are the largest operator of senior living communities in the United States based on total capacity, with 844 communities in 45 states and the ability to serve approximately 80,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). We also offer a range of home health, hospice, and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities.

Our goal is to be the first choice in senior living by being the nation’s most trusted and effective senior living provider and employer. With our range of community and service offerings, we believe that we are positioned to take advantage of favorable demographic trends over time. Our community and service offerings combine housing with hospitality and healthcare services. Our senior living communities offer residents a supportive home-like setting, assistance with activities of daily living such as eating, bathing, dressing, toileting, and transferring/walking and, in certain communities, licensed skilled nursing services. We also provide home health, hospice, and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to age-in-place, which we believe enables them to maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

Recent Transaction Activity and Impact to Results of Operations

During 2017 and 2018 we undertook an initiative to optimize our community portfolio under which we disposed of owned and leased communities and restructured leases in order to simplify and streamline our business, to increase the quality and durability of our cash flow, to improve our liquidity, and to reduce our debt and lease leverage. Further, in 2018 we evaluated our owned-community portfolio for opportunities to monetize select high-value communities.

As a result of these initiatives and other transactions, during the period of January 1, 2018 to March 31, 2019 we disposed of an aggregate of 28 owned communities (2,304 units). We also entered into agreements with Ventas, Inc. ("Ventas") and Welltower Inc. ("Welltower") and continued to execute on our transactions with HCP, Inc. ("HCP") announced in 2017, which together restructured a significant portion of our triple-net lease obligations with our largest lessors. As a result of such transactions, as well as other lease expirations and terminations, our triple-net lease obligations on an aggregate of 90 communities (9,098 units) were terminated during the period from January 1, 2018 to March 31, 2019. During this period we also sold our ownership interests in six unconsolidated ventures and acquired six communities that we previously leased or managed. Such transactions significantly affect the comparability of our results of operations, and summaries of such transactions and their impact on our results of operations are below. See also Note 4 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the transactions.

As of March 31, 2019, we owned 338 communities (31,397 units), leased 342 communities (24,551 units), managed 18 communities (7,422 units) on behalf of unconsolidated ventures, and managed 146 communities (16,320 units) on behalf of third parties. During the next 12 months, we expect to close on the dispositions of seven owned communities (1,119 units) classified as held for sale as of March 31, 2019 and we anticipate terminations of certain of our management arrangements with third parties as we transition to new operators our interim management on formerly leased communities and our management on certain former unconsolidated ventures in which we sold our interest. The closings of the various pending and expected transactions are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

2018 Welltower Lease and RIDEA Venture Restructuring

On June 27, 2018, we announced that we had entered into definitive agreements with Welltower. The components of the agreements include:

•
Lease Terminations. We and Welltower agreed to early termination of our triple-net lease obligations on 37 communities (4,095 units) effective June 30, 2018. The communities were part of two lease portfolios due to mature in 2028 (27 communities; 3,175 units) and 2020 (10 communities; 920 units). We paid Welltower an aggregate lease termination fee of $58.0 million. We agreed to manage the foregoing 37 communities on an interim basis until the communities have been transitioned to new managers, and such communities are reported in the Management Services segment during such interim period. We recognized a $22.6 million loss on lease termination during the three months ended June 30, 2018 for the amount by which the aggregate lease termination fee exceeded the net carrying value of our assets and liabilities under operating and capital leases as of the lease termination date.

•
Future Lease Terminations. The parties separately agreed to allow us to terminate leases with respect to, and to remove from the remaining Welltower leased portfolio, a number of communities with annual aggregate base rent up to $5.0 million upon Welltower's sale of such communities, and we would receive a corresponding 6.25% rent credit on Welltower's disposition proceeds.

•
RIDEA Restructuring. We sold our 20% equity interest in our Welltower RIDEA venture to Welltower effective June 30, 2018 for net proceeds of $33.5 million and for which we recognized a $14.7 million gain on sale. We agreed to continue to manage the communities of the former venture on an interim basis until the communities have been transitioned to new managers, and such communities are reported in the Management Services segment during such interim period.

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

2018 Ventas Lease Portfolio Restructuring

On April 26, 2018, we entered into several agreements to restructure a portfolio of 128 communities (10,567 units) we leased from Ventas as of such date, including a Master Lease and Security Agreement (the "Ventas Master Lease"). The Ventas Master Lease amended and restated prior leases comprising an aggregate portfolio of 107 communities into the Ventas Master Lease. Under the Ventas Master Lease and other agreements entered into on April 26, 2018, the 21 additional communities leased by us from Ventas pursuant to separate lease agreements have been or will be combined automatically into the Ventas Master Lease upon the first to occur of Ventas' election or the repayment of, or receipt of lender consent with respect to, mortgage debt underlying such communities (17 of which have been combined into the Ventas Master Lease as of March 31, 2019). We and Ventas agreed to observe, perform and enforce such separate leases as if they had been combined into the Ventas Master Lease effective April 26, 2018, to the extent not in conflict with any mortgage debt underlying such communities. The transaction agreements with Ventas further provide that the Ventas Master Lease and certain other agreements between us and Ventas will be cross-defaulted.

The initial term of the Ventas Master Lease ends December 31, 2025, with two 10-year extension options available to us. In the event we consummate a change of control transaction on or before December 31, 2025, the initial term of the Ventas Master Lease will be extended automatically through December 31, 2029. The Ventas Master Lease and separate lease agreements with Ventas, which are guaranteed at the parent level by us, provided for total rent in 2018 of $175.0 million for the 128 communities, including the pro-rata portion of an $8.0 million annual rent credit for 2018. We will receive an annual rent credit of $8.0 million in 2019, $7.0 million in 2020 and $5.0 million thereafter; provided, that if we consummate a change of control transaction prior to 2021, the annual rent credit will be reduced to $5.0 million. Effective on January 1, 2019 and in succeeding years, the annual minimum rent is subject to an escalator equal to the lesser of 2.25% or four times the Consumer Price Index ("CPI") increase for the prior year (or zero if there was a CPI decrease).

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

Under the Master Lease, we had an option, which we exercised in part, to provide notice to Ventas of our election to direct Ventas to market for sale one or more communities with up to approximately $30.0 million of annual minimum rent. Ventas is obligated to use commercially reasonable, diligent efforts to sell such communities on or before December 31, 2020 (subject to extension for regulatory purposes); provided, that Ventas' obligation to sell any such community will be subject to Ventas' receiving a purchase price in excess of a mutually agreed upon minimum sale price and to certain other customary closing conditions. Upon any such sale, such communities will be removed from the Ventas Master Lease, and the annual minimum rent under the Ventas Master Lease will be reduced by the amount of the net sale proceeds received by Ventas multiplied by 6.25%.

We recognized a $125.7 million non-cash loss on lease modification during the three months ended June 30, 2018, primarily for the extensions of the triple-net lease obligations for communities with lease terms that are unfavorable to us given current market conditions on the amendment date in exchange for modifications to the change of control provisions and financial covenant provisions of the community leases.

2017 HCP Master Lease Transaction and RIDEA Ventures Restructuring

On November 2, 2017, we announced that we had entered into a definitive agreement for a multi-part transaction with HCP. As part of such transaction, we entered into an Amended and Restated Master Lease and Security Agreement ("HCP Master Lease") with HCP effective as of November 1, 2017. The components of the multi-part transaction include:

•
Master Lease Transactions. We and HCP amended and restated triple-net leases covering substantially all of the communities we leased from HCP as of November 1, 2017 into the HCP Master Lease. During the year ended December 31, 2018, we acquired two communities formerly leased (208 units) for an aggregate purchase price of $35.4 million and during the year ended December 31, 2018 leases with respect to 33 communities (3,123 units) were terminated, and such communities were removed from the HCP Master Lease which completed the terminations of leases as provided in the HCP Master Lease. We agreed to manage communities for which leases were terminated on an interim basis until the communities have been transitioned to new managers, and such communities are reported in the Management Services segment during such interim period. We continue to lease 43 communities pursuant to the terms of the HCP Master Lease, which have the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1, 2018, we received a $2.5 million annual rent reduction for two communities. The HCP Master Lease also provides that we may engage in certain change in control and other transactions without the need to obtain HCP's consent, subject to the satisfaction of certain conditions.

•
RIDEA Ventures Restructuring. Pursuant to the multi-part transaction agreement, HCP acquired our 10% ownership interest in one of our RIDEA ventures with HCP in December 2017 for $32.1 million and our 10% ownership interest in the remaining RIDEA venture with HCP in March 2018 for $62.3 million (for which we recognized a $41.7 million gain on sale). We provided management services to 59 communities (9,585 units) on behalf of the two RIDEA ventures as of November 1, 2017. Pursuant to the multi-part transaction agreement, we acquired one community (137 units) for an aggregate purchase price of $32.1 million in January 2018 and three communities (650 units) for an aggregate purchase price of $207.4 million in April 2018 and retained management of 18 of such communities (3,276 units). The amended and restated management agreements for such 18 communities have a term set to expire in 2030, subject to certain early termination rights. In addition, HCP will be entitled to sell or transition operations and/or management of 37 of such communities. Management agreements for 34 such communities (5,224 units) have been terminated by HCP (for which we recognized a $9.1 million non-cash management contract termination gain), and we expect the termination of management agreements on the remaining three communities (298 units) to occur during 2019.

We financed the foregoing community acquisitions with non-recourse mortgage financing and proceeds from the sales of our ownership interest in the unconsolidated ventures.

Sale of Blackstone Venture

During the first quarter of 2017, we and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") formed a venture (the "Blackstone Venture") in which we held a 15% equity interest. We managed 60 communities on behalf of, and leased two communities from, the Blackstone Venture. During the three months ended September 30, 2018, leases for the two communities owned by the Blackstone Venture were terminated, and we sold our 15% equity interest in the Blackstone Venture to Blackstone. We paid Blackstone an aggregate fee of $2.0 million to complete the multi-part transaction.

Completed and Planned Dispositions of Owned Communities

During the year ended December 31, 2018, we completed the sale of 22 owned communities (1,819 units) for cash proceeds of $380.7 million, net of transaction costs, and recognized a $188.6 million net gain on sale of assets. These dispositions included the sale of three communities during the three months ended March 31, 2018 for which our net cash proceeds were $12.8 million and we recognized a net gain on sale of assets of $1.9 million. The remaining dispositions were part of our real estate strategy announced in 2018 to sell owned communities generating an aggregate of more than $250 million of proceeds, net of associated debt and transaction costs, including the sale of Brookdale Battery Park on November 1, 2018 for which we received proceeds of approximately $144 million net of associated debt and transaction costs, and the sale of 18 other communities on December 20, 2018 for which we received proceeds of approximately $49 million net of associated debt and transaction costs.

During the three months ended March 31, 2019, we completed the sale of six owned communities (485 units) for cash proceeds of $29.5 million, net of transaction costs.

As of March 31, 2019, seven communities (1,119 units) were classified as held for sale, resulting in $58.3 million being recorded as assets held for sale and $23.4 million of mortgage debt being included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to such communities. This debt is expected to be repaid with the proceeds from the sales. Assets held for sale as of March 31, 2019 include several communities under contract, and we continue to market several other communities, as part of our real estate strategy announced in 2018.

Summary of Financial Impact of Completed and Planned Dispositions

The following tables set forth, for the periods indicated, the amounts included within our consolidated financial data for the 118 communities that we disposed through sales and lease terminations during the period from January 1, 2018 to March 31, 2019 through the respective disposition dates:

	Three Months Ended March 31, 2019
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$135,694	$—	$135,694
Assisted Living and Memory Care	458,526	3,718	454,808
CCRCs	103,727	—	103,727
Senior housing resident fees	$697,947	$3,718	$694,229
Facility operating expense
Independent Living	$82,818	$—	$82,818
Assisted Living and Memory Care	317,827	3,402	314,425
CCRCs	82,090	—	82,090
Senior housing facility operating expense	$482,735	$3,402	$479,333
Cash facility lease payments	$95,247	$192	$95,055

	Three Months Ended March 31, 2018
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$158,397	$31,629	$126,768
Assisted Living and Memory Care	532,280	85,448	446,832
CCRCs	105,069	6,493	98,576
Senior housing resident fees	$795,746	$123,570	$672,176
Facility operating expense
Independent Living	$93,975	$18,653	$75,322
Assisted Living and Memory Care	355,742	59,389	296,353
CCRCs	80,406	6,057	74,349
Senior housing facility operating expense	$530,123	$84,099	$446,024
Cash facility lease payments	$130,255	$33,500	$96,755

The following table sets forth the number of communities and units in our senior housing segments disposed through sales and lease terminations during the three months ended March 31, 2019 and twelve months ended December 31, 2018:

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2019	2018
Number of communities
Independent Living	—	17
Assisted Living and Memory Care	7	91
CCRCs	—	3
Total	7	111
Total units
Independent Living	—	2,864
Assisted Living and Memory Care	554	7,437
CCRCs	—	547
Total	554	10,848
The results of operations of the seven communities held for sale as of March 31, 2019 are reported in the following segments within the condensed consolidated financial statements: Assisted Living and Memory Care (2 communities; 230 units) and CCRCs (5 communities; 889 units). The following table sets forth the amounts included within our consolidated financial data for these seven communities for the three months ended March 31, 2019:

(in thousands)	Three Months Ended March 31, 2019
Resident fees
Assisted Living and Memory Care	$1,383
CCRCs	11,141
Senior housing resident fees	$12,524
Facility operating expense
Assisted Living and Memory Care	$1,314
CCRCs	10,211
Senior housing facility operating expense	$11,525

Other Recent Developments

Impact of New Lease Accounting Standard

We adopted the new lease accounting standard (ASC 842) effective January 1, 2019. Adoption of the new lease standard and its application to residency agreements and costs related thereto resulted in the recognition of additional non-cash resident fees and facility operating expense for the first quarter of 2019, for a non-cash net impact of negative $6.4 million to net income (loss) and Adjusted EBITDA. For the full year 2019, we expect the non-cash net impact of adoption of the new lease standard and application to our residency agreements and costs related thereto to be negative $27 million to net income (loss) and Adjusted EBITDA. Adoption of the new lease standard had no impact on the amount of net cash provided by (used in) operating activities and Adjusted Free Cash Flow for the first quarter of 2019 and is not expected to have any impact on such measures for the full year.

Increased Competitive Pressures

During and since 2016 we have experienced an elevated rate of competitive new openings, with significant new competition opening in several of our markets, which has adversely affected our occupancy, revenues, results of operations, and cash flow. We expect the elevated rate of competitive new openings and pressures on our occupancy and rate growth to continue through 2019. Such increased level of new openings and oversupply, as well as lower levels of unemployment generally, have also contributed to wage pressures and increased competition for community leadership and personnel. We continue to address new competition by focusing on operations with the objective to ensure high customer satisfaction, retain key leadership, and actively engage district and regional management in community operations; enhancing our local and national marketing and public relations efforts; and evaluating current community position relative to competition and repositioning if necessary (e.g., services, amenities, programming and price). We also continue to execute on our 3-year plan initiated in 2017 to invest above industry to improve the total rewards program and performance management, training, and development program for our community leaders and staff.

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

Program Max Initiative

During the three months ended March 31, 2019, we made continued progress on our Program Max initiative under which we expand, renovate, redevelop, and reposition certain of our existing communities where economically advantageous. During such period, we invested $5.3 million on Program Max projects. We currently have seven Program Max projects that have been approved, most of which have begun construction and are expected to generate 93 net new units.

Tax Reform

On December 22, 2017, the President signed the Tax Cuts and Jobs Act ("Tax Act") into law. Tax Act limits the annual deductibility of a corporation's net interest expense unless it elects to be exempt from such deductibility limitation under the real property trade or business exception. The Company plans to elect the real property trade or business exception with the 2018 tax return. As such, the Company is required to apply the alternative depreciation system ("ADS") to all current and future residential real property and qualified improvement property assets. This change impacts the current and future tax depreciation deductions and impacted the Company's valuation allowance accordingly. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company's state and local income tax returns, state and local net operating losses and corresponding valuation allowances.

Results of Operations

As of March 31, 2019 our total operations included 844 communities with a capacity to serve approximately 80,000 residents. As of that date we owned 338 communities (31,397 units), leased 342 communities (24,551 units), managed 18 communities (7,422 units) on behalf of unconsolidated ventures, and managed 146 communities (16,320 units) on behalf of third parties. The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The results of operations for any particular period are not necessarily indicative of results for any future period. Transactions completed during the period of January 1, 2018 to March 31, 2019 significantly affect the comparability of our results of operations, and summaries of such transactions and their impact on our results of operations are above under "Recent Transaction Activity and Impact to Results of Operations."

This section uses the operating measures defined below. Our adoption and application of the new lease accounting standard under ASC 842 to our residency agreements and costs related thereto effective January 1, 2019 has resulted for the first quarter 2019, and will result for remaining 2019 periods, in our recognition of additional resident fee revenue and facility operating expense, which is non-cash and is non-recurring in future years. To aid in comparability between periods, presentations of our results on a same-community basis and RevPAR and RevPOR exclude the impact of the lease accounting standard.

•
Operating results and data presented on a same community basis reflect results and data of the same store communities (utilizing our methodology for determining same store communities) and, for the 2019 period, exclude the additional resident fee revenue and facility operating expense recognized as a result of application of the new lease accounting standard under ASC 842.

•
RevPAR, or average monthly senior housing resident fee revenue per available unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding Health Care Services segment revenue and entrance fee amortization, and, for the 2019 period, the additional resident fee revenue recognized as a result of the application of the new lease accounting standard under ASC 842), divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period.

•
RevPOR, or average monthly senior housing resident fee revenue per occupied unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding Health Care Services segment revenue and entrance fee amortization, and, for the 2019 period, the additional resident fee revenue recognized as a result of the application of the new lease accounting standard under ASC 842), divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period.

This section includes the non-GAAP performance measure Adjusted EBITDA. See "Non-GAAP Financial Measures" below for our definition of the measure and other important information regarding such measure, including reconciliations to the most comparable GAAP measures. During the first quarter of 2019, we modified our definition of Adjusted EBITDA to exclude transaction and organizational restructuring costs, and amounts for all periods herein reflect application of the modified definition.

Comparison of Three Months Ended March 31, 2019 and 2018

Summary Operating Results

The following table summarizes our overall operating results for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2019	2018	Amount	Percent
Total revenue	$1,042,044	$1,187,234	$(145,190)	(12.2)%
Facility operating expense	586,094	632,325	(46,231)	(7.3)%
Net income (loss)	(42,606)	(457,234)	(414,628)	(90.7)%
Adjusted EBITDA	$116,583	$147,156	$(30,573)	(20.8)%

The decrease in total revenue was primarily attributable to the disposition of 118 communities through sales of owned communities and lease terminations since the beginning of the prior year period, which had $119.9 million less in resident fees during the three months ended March 31, 2019 compared to the prior year period. The decrease in resident fees was partially offset by a 1.6% increase in same community RevPAR at the 658 communities we owned or leased during both full periods, comprised of a 3.1% increase in same community RevPOR and a 120 basis point decrease in same community weighted average occupancy. Additionally, management services revenue, including management fees and reimbursed costs incurred on behalf of managed communities, decreased $48.4 million primarily due to terminations of management agreements subsequent to the beginning of the prior year period.

The decrease in facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which had $80.7 million less in facility operating expense during the three months ended March 31, 2019 compared to the prior year period. The decrease was partially offset by a 4.4% increase in same community facility operating expense, which was primarily due to an increase in labor expense arising from wage rate increases.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense of approximately $2.8 million and $9.2. million, respectively, during the first quarter of 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense excludes approximately $2.6 million and $8.7 million, respectively, of such additional revenue and expenses.

The improvement to net income (loss) was primarily attributable to a decrease in goodwill and asset impairment expense compared to the prior period, offset by a decrease in net gain on sale of assets and the revenue and facility operating expense factors noted above. Goodwill and asset impairment expense was $0.4 million for the three months ended March 31, 2019 compared to $430.4 million for the prior year period. Net loss on sale of assets was $0.7 million for the three months ended March 31, 2019 compared to a net gain on sale of assets of $43.4 million for the prior year period.

The decrease in Adjusted EBITDA was primarily attributable to the revenue and facility operating expense factors noted above, offset by lower general and administrative expenses (excluding non-cash stock-based compensation expense and transaction and organizational restructuring costs) of $6.4 million and lower cash facility operating lease payments of $16.5 million.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the three months ended March 31, 2019 and 2018, including operating results and data on a same community basis.

(dollars in thousands, except communities, units, occupancy, RevPAR and RevPOR)	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$697,947	$795,746	$(97,799)		(12.3)%
Facility operating expense	$482,735	$530,123	$(47,388)		(8.9)%

Number of communities (period end)	680	792	(112)		(14.1)%
Number of units (period end)	55,948	66,355	(10,407)		(15.7)%
Number of units (weighted average)	56,460	66,557	(10,097)		(15.2)%
RevPAR	$4,102	$3,983	$119		3.0%
Occupancy rate (weighted average)	83.6%	84.4%	(80	) bps	n/a
RevPOR	$4,909	$4,717	$192		4.1%

Same Community Operating Results and Data
Resident fees	$653,588	$643,884	$9,704		1.5%
Facility operating expense	$443,787	$424,892	$18,895		4.4%

Number of communities	658	658	—		—%
Total average units	52,492	52,527	(35)		(0.1)%
RevPAR	$4,148	$4,084	$64		1.6%
Occupancy rate (weighted average)	84.0%	85.2%	(120	) bps	n/a
RevPOR	$4,939	$4,791	$148		3.1%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended March 31, 2019 and 2018, including operating results and data on a same community basis.

(dollars in thousands, except communities, units, occupancy, RevPAR and RevPOR)	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$135,694	$158,397	$(22,703)		(14.3)%
Facility operating expense	$82,818	$93,975	$(11,157)		(11.9)%

Number of communities (period end)	68	84	(16)		(19.0)%
Number of units (period end)	12,430	15,045	(2,615)		(17.4)%
Number of units (weighted average)	12,430	15,045	(2,615)		(17.4)%
RevPAR	$3,602	$3,509	$93		2.7%
Occupancy rate (weighted average)	89.8%	87.7%	210	bps	n/a
RevPOR	$4,012	$4,004	$8		0.2%

Same Community Operating Results and Data
Resident fees	$122,436	$118,451	$3,985		3.4%
Facility operating expense	$72,151	$69,254	$2,897		4.2%

Number of communities	63	63	—		—%
Total average units	11,326	11,357	(31)		(0.3)%
RevPAR	$3,603	$3,477	$126		3.6%
Occupancy rate (weighted average)	90.2%	88.7%	150	bps	n/a
RevPOR	$3,995	$3,918	$77		2.0%

The decrease in the segment’s resident fees was primarily attributable to the disposition of 17 communities since the beginning of the prior year period, which had $31.6 million less in resident fees during the three months ended March 31, 2019 compared to the prior year period. The decrease in resident fees was partially offset by the increase in the segment’s same community RevPAR, comprised of a 2.0% increase in same community RevPOR and a 150 basis point increase in same community weighted average occupancy. The increase in the segment’s same community RevPOR was primarily the result of in-place rent increases. Additionally, the decrease in resident fees was partially offset by $3.5 million of revenue for one community acquired subsequent to the prior year period.

The decrease in the segment’s facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which had $18.6 million less in facility operating expense during the three months ended March 31, 2019 compared to the prior year period. The decrease in facility operating expense was partially offset by an increase in the segment’s same community facility operating expense including an increase in labor expense arising from wage rate increases. Additionally, the decrease in facility operating expense was partially offset by $2.0 million of facility operating expense for one community acquired subsequent to the prior year period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $1.4 million and $2.6 million, respectively, during the first quarter of 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $1.3 million and $2.5 million, respectively, of such additional revenue and expenses.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended March 31, 2019 and 2018, including operating results and data on a same community basis.

(dollars in thousands, except communities, units, occupancy, RevPAR and RevPOR)	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$458,526	$532,280	$(73,754)		(13.9)%
Facility operating expense	$317,827	$355,742	$(37,915)		(10.7)%

Number of communities (period end)	586	681	(95)		(14.0)%
Number of units (period end)	36,944	44,728	(7,784)		(17.4)%
Number of units (weighted average)	37,477	44,773	(7,296)		(16.3)%
RevPAR	$4,070	$3,963	$107		2.7%
Occupancy rate (weighted average)	81.6%	83.4%	(180	) bps	n/a
RevPOR	$4,988	$4,750	$238		5.0%

Same Community Operating Results and Data
Resident fees	$439,445	$434,639	$4,806		1.1%
Facility operating expense	$298,269	$286,295	$11,974		4.2%

Number of communities	572	572	—		—%
Total average units	35,529	35,532	(3)		—%
RevPAR	$4,123	$4,077	$46		1.1%
Occupancy rate (weighted average)	82.2%	84.4%	(220	) bps	n/a
RevPOR	$5,014	$4,834	$180		3.7%

The decrease in the segment’s resident fees was primarily attributable to the disposition of 98 communities since the beginning of the prior year period, which had $81.8 million less in resident fees during the three months ended March 31, 2019 compared to the prior year period. The decrease in resident fees was partially offset by the increase in the segment’s same community RevPAR, comprised of a 3.7% increase in same community RevPOR and a 220 basis point decrease in same community weighted average occupancy. The increase in the segment’s same community RevPOR was primarily the result of in-place rent increases. The decrease in the segment’s same community weighted average occupancy reflects the impact of new competition in our markets. Additionally, the decrease in resident fees was partially offset by $1.7 million of additional revenue for two communities acquired subsequent to the beginning of the prior year period.

The decrease in the segment’s facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which had $56.0 million less in facility operating expense during the three months ended March 31, 2019 compared to the prior year period. The decrease in facility operating expense was partially offset by an increase in the segment’s same community facility operating expense, including an increase in labor expense arising from wage rate increases. Additionally, the decrease in facility operating expense was partially offset by $1.0 million of facility operating expense for two communities acquired subsequent to the beginning of the prior year period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $0.9 million and $5.4 million, respectively, during the first quarter of 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $0.9 million and $5.3 million, respectively, of such additional revenue and expenses.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended March 31, 2019 and 2018, including operating results and data on a same community basis.

(dollars in thousands, except communities, units, occupancy, RevPAR and RevPOR)	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$103,727	$105,069	$(1,342)		(1.3)%
Facility operating expense	$82,090	$80,406	$1,684		2.1%

Number of communities (period end)	26	27	(1)		(3.7)%
Number of units (period end)	6,574	6,582	(8)		(0.1)%
Number of units (weighted average)	6,553	6,739	(186)		(2.8)%
RevPAR	$5,232	$5,172	$60		1.2%
Occupancy rate (weighted average)	82.9%	84.1%	(120	) bps	n/a
RevPOR	$6,312	$6,160	$152		2.5%

Same Community Operating Results and Data
Resident fees	$91,707	$90,794	$913		1.0%
Facility operating expense	$73,367	$69,343	$4,024		5.8%

Number of communities	23	23	—		—%
Total average units	5,637	5,638	(1)		—%
RevPAR	$5,399	$5,347	$52		1.0%
Occupancy rate (weighted average)	82.6%	83.8%	(120	) bps	n/a
RevPOR	$6,533	$6,382	$151		2.4%

The decrease in the segment’s resident fees was primarily attributable to the disposition of three communities since the beginning of the prior year period, which had $6.5 million less in resident fees during the three months ended March 31, 2019 compared to the prior year period. The decrease in resident fees was partially offset by the increase in the segment’s same-community RevPAR, comprised of a 2.4% increase in same-community RevPOR and a 120 basis point decrease in same-community weighted average occupancy. The increase in the segment’s same community RevPOR was primarily the result of in-place rent increases. The decrease in the segment’s same-community weighted average occupancy reflects the impact of new competition in our markets. Additionally, the decrease in resident fees was partially offset by $4.0 million of revenue for one community acquired subsequent to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment’s same-community facility operating expense, including an increase in labor expense arising from wage rate increases. Additionally, there was $2.2 million of additional facility operating expense for one community acquired subsequent to the prior year period. The increase in facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which had $6.1 million less in facility operating expense during the three months ended March 31, 2019 compared to the prior year period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $0.5 million and $1.1 million, respectively, during the first quarter of 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $0.4 million and $1.0 million, respectively, of such additional revenue and expenses.

Operating Results - Health Care Services Segment

The following table summarizes the operating results and data for our Health Care Services segment for the three months ended March 31, 2019 and 2018.

(dollars in thousands, except communities, units, occupancy, RevPAR and RevPOR)	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Resident fees	$111,532	$110,520	$1,012	0.9%
Facility operating expense	$103,359	$102,202	$1,157	1.1%

Home Health average daily census	15,904	15,497	407	2.6%
Hospice average daily census	1,428	1,302	126	9.7%
Outpatient Therapy treatment codes	158,543	167,170	(8,627)	(5.2)%

The increase in the segment’s resident fees was primarily attributable to an increase in volume for hospice services, partially offset by a decline in home health revenue. Home Health average daily census improved but resident fees were negatively impacted by change in case-mix and community dispositions.

The increase in the segment’s facility operating expense was primarily attributable to an increase in labor costs arising from wage rate increases and the expansion of our hospice services.

Operating Results - Management Services Segment

The following table summarizes the operating results and data for our Management Services segment for the three months ended March 31, 2019 and 2018.

(dollars in thousands, except communities, units and occupancy)	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount		Percent
Management fees	$15,743	$18,681		$(2,938)	(15.7)%
Reimbursed costs incurred on behalf of managed communities	$216,822	$262,287		$(45,465)	(17.3)%

Number of communities (period end)	164	218	(54)		(24.8)%
Number of units (period end)	23,742	32,754	(9,012)		(27.5)%
Number of units (weighted average)	25,047	33,699	(8,652)		(25.7)%
Occupancy rate (weighted average)	82.9%	84.2%	(130	) bps	n/a

The decrease in management fees was primarily attributable to the transition of management arrangements on 65 net communities since the beginning of the prior year period, generally for interim management arrangements on formerly leased or owned communities and management arrangements on certain former unconsolidated ventures in which we sold our interest. Management fees of $15.7 million for the three months ended March 31, 2019 include $1.0 million of management fees attributable to communities for which our management agreements were terminated during such period and approximately $1.9 million of management fees attributable to approximately 40 communities that, as of March 31, 2019, we expect the terminations of our management agreements to occur in the next year, including interim management arrangements on formerly leased communities and management arrangements on certain former unconsolidated ventures in which we sold our interest.

The decrease in reimbursed costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended March 31, 2019 and 2018.

(in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
General and administrative expense	$56,311	$81,435	$(25,124)	(30.9)%
Facility operating lease expense	68,668	80,400	(11,732)	(14.6)%
Depreciation and amortization	96,888	114,255	(17,367)	(15.2)%
Goodwill and asset impairment	391	430,363	(429,972)	(99.9)%
Loss on facility lease termination and modification, net	209	—	209	NM
Costs incurred on behalf of managed communities	216,822	262,287	(45,465)	(17.3)%
Interest income	3,084	2,983	101	3.4%
Interest expense	(63,365)	(72,540)	(9,175)	(12.6)%
Debt modification and extinguishment costs	(67)	(35)	32	91.4%
Equity in loss of unconsolidated ventures	(526)	(4,243)	(3,717)	(87.6)%
Gain (loss) on sale of assets, net	(702)	43,431	(44,133)	(101.6)%
Other non-operating income	2,988	2,586	402	15.5%
Benefit (provision) for income taxes	$(679)	$(15,585)	$(14,906)	(95.6)%

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to a decrease in organizational restructuring costs and salaries and wages expense as a result of a reduction in our corporate associate headcount since the beginning of the prior year period as we scaled our general and administrative costs in connection with community dispositions. Transaction and organizational restructuring costs decreased $16.7 million compared to the prior period, to $0.5 million for the three months ended March 31, 2019. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity, our assessment of options and alternatives to enhance stockholder value, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance and retention costs.

Facility Operating Lease Expense. The decrease in facility lease expense was primarily due to lease termination activity since the beginning of the prior year quarter.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to disposition activity through sales and lease terminations since the beginning of the prior year.

Goodwill and Asset Impairment. During the prior year period, we recorded $430.4 million of non-cash impairment charges. The impairment charges primarily consisted of $351.7 million of goodwill within the Assisted Living and Memory Care segment, $40.8 million of property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living and Memory Care segment, and $33.4 million for our investments in unconsolidated ventures. See Note 5 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the impairment charges.

Costs Incurred on Behalf of Managed Communities. The decrease in costs incurred on behalf of managed communities was primarily due to terminations of management agreements subsequent to the beginning of the prior year period.

Interest Expense. The decrease in interest expense was primarily due to financing lease termination activity since the beginning of the prior year period.

Equity in Loss of Unconsolidated Ventures. The decrease in equity in loss of unconsolidated ventures was primarily due to the sale of investments in unconsolidated ventures since the beginning of the prior year period.

Gain (loss) on Sale of Assets, Net. The change in gain (loss) on sale of assets, net was primarily due to a $42.2 million gain on sale of our investment in an unconsolidated venture during the prior year period.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended March 31, 2019 and 2018 was primarily due to the non-deductible impairment of goodwill that occurred in the three months ended March 31, 2018.

We recorded an aggregate deferred federal, state and local tax benefit of $8.2 million as a result of the operating loss for the three months ended March 31, 2019. The tax benefit was offset by an increase in the valuation allowance of $8.3 million. The change in the valuation allowance for the three months ended March 31, 2019 resulted from anticipated reversal of future tax liabilities offset by future tax deductions. We recorded an aggregate deferred federal, state, and local tax benefit of $9.5 million as a result of the operating loss for the three months ended March 31, 2018, which was offset by an increase in the valuation allowance of $24.6 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of March 31, 2019 and December 31, 2018 was $356.8 million and $336.4 million, respectively.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended March 31, 2019 and 2018 which are included in provision for income tax for the period. Tax returns for years 2014 through 2017 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Operating Results - Unconsolidated Ventures

The Company’s proportionate share of Adjusted EBITDA of unconsolidated ventures was $11.3 million for the three months ended March 31, 2019, which represented a decrease of 32.4% from the three months ended March 31, 2018 primarily attributable to the sale of our interest in six unconsolidated ventures since the beginning of the prior year quarter.

Liquidity and Capital Resources

This section includes the non-GAAP liquidity measure Adjusted Free Cash Flow. See "Non-GAAP Financial Measures" below for our definition of the measure and other important information regarding such measure, including reconciliations to the most comparable GAAP measures. During the first quarter of 2019, we modified our definition of Adjusted Free Cash Flow to no longer adjust net cash provided by (used in) operating activities for changes in working capital items other than prepaid insurance premiums financed with notes payable and lease liability for lease termination and modification, and amounts for all periods herein reflect application of the modified definition.

Liquidity and Indebtedness

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows, and our Adjusted Free Cash Flow and proportionate share of Adjusted Free Cash Flow of unconsolidated ventures:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2019	2018	Amount	Percent
Net cash provided by (used in) operating activities	$(5,009)	$37,964	$(42,973)	(113.2)%
Net cash provided by (used in) investing activities	(100,073)	91,155	(191,228)	(209.8)%
Net cash provided by (used in) financing activities	(16,636)	(16,104)	(532)	(3.3)%
Net (decrease) increase in cash, cash equivalents and restricted cash	(121,718)	113,015	(234,733)	(207.7)%
Cash, cash equivalents and restricted cash at beginning of period	450,218	282,546	167,672	59.3%
Cash, cash equivalents and restricted cash at end of period	$328,500	$395,561	$(67,061)	(17.0)%

Adjusted Free Cash Flow	$(46,971)	$(6,282)	$(40,689)	(647.7)%
Brookdale's proportionate share of Adjusted Free Cash Flow of unconsolidated ventures	$5,384	$6,367	$(983)	(15.4)%

The decrease in net cash provided by (used in) operating activities was attributable primarily to the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year period, lower revenue collected in advance due to quarter-end timing, and an increase in accounts receivable due to hospice expansion and the centralized intake conversion.

The change in net cash provided by (used in) investing activities was primarily attributable to sales of $118.3 million of marketable securities during the prior year period, purchases of $68.3 million of marketable securities during the current year period, and a $45.6 million decrease in net proceeds from the sale of assets. These changes were partially offset by $27.3 million of cash paid for the acquisition of a community during the prior year period.

The change in net cash provided by (used in) financing activities was primarily attributable to $10.0 million of cash paid during the current year period for share repurchases, largely offset by a decrease in payments of financing lease obligations due to lease termination activity since the beginning of the prior year period.

The decrease in Adjusted Free Cash Flow was primarily attributable to the impact of dispositions, changes in working capital and an increase in capital expenditures during the current year period, including a $12.9 million increase in non-development capital expenditures, net. The decrease in our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures was primarily attributable to the sale of our interest in six unconsolidated ventures since the beginning of the prior year quarter.

Our principal sources of liquidity have historically been from:

•	cash balances on hand, cash equivalents and marketable securities;

•	cash flows from operations;

•	proceeds from our credit facilities;

•	funds generated through unconsolidated venture arrangements;

•	proceeds from mortgage financing, refinancing of various assets or sale-leaseback transactions;

•	funds raised in the debt or equity markets; and

•	proceeds from the disposition of assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;

•	operating costs such as employee compensation and related benefits, severance costs, general and administrative expense, and supply costs;

•	debt service and lease payments;

•	acquisition consideration, lease termination and restructuring costs, and transaction and integration costs;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment, and repositioning of our current communities, and the development of new communities;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorizations;

•	other corporate initiatives (including integration, information systems, branding, and other strategic projects); and

•	prior to 2009, dividend payments.

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;

•	operating costs such as employee compensation and related benefits, general and administrative expense, and supply costs;

•	debt service and lease payments;

•	transaction costs and expansion of our healthcare services;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment, and repositioning of our existing communities;

•	cash funding needs of our unconsolidated ventures for operating, capital expenditure, and financing needs;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorization; and

•	other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of March 31, 2019, we had two principal corporate-level debt obligations: our secured credit facility providing commitments of $250.0 million and our separate unsecured letter of credit facility providing for up to $49.2 million of letters of credit.

As of March 31, 2019, we had $3.6 billion of debt outstanding, excluding lease obligations, at a weighted-average interest rate of 4.94%. As of such date, 94.5%, or $3.4 billion, of our total debt obligations represented non-recourse property-level mortgage financings, $90.3 million of letters of credit had been issued under our secured credit facility and separate unsecured letter of credit facility, and no balance was drawn on our secured credit facility. As of March 31, 2019, the current portion of long-term debt was $454.9 million, including $23.4 million of mortgage debt related to seven communities classified as held for sale as of March 31, 2019. As of March 31, 2019, $1.1 billion of our long-term debt, is variable rate debt subject to interest rate cap agreements. The remaining $275.1 million of our long-term variable rate debt is not subject to any interest rate cap agreements.

As of March 31, 2019, we had $1.6 billion and $869.1 million of operating and financing lease obligations, respectively. For the twelve months ending March 31, 2020 we will be required to make approximately $309.1 million and $88.6 million of cash payments in connection with our existing operating and financing leases, respectively.

Total liquidity of $530.0 million as of March 31, 2019 included $256.5 million of unrestricted cash and cash equivalents (excluding restricted cash and lease security deposits of $120.6 million in the aggregate), $83.5 million of marketable securities, and $190.0 million of availability on our secured credit facility. Total liquidity as of March 31, 2019 decreased $62.5 million from total liquidity of $592.5 million as of December 31, 2018. The decrease was primarily attributable to the negative $47.0 million of Adjusted Free Cash Flow, an increase in restricted cash deposits for collateral on the Company’s letters of credit and insurance programs, debt payments made during the period, and cash paid for share repurchases. These decreases were partially offset by net cash proceeds from the asset sales.

As of March 31, 2019, our current liabilities exceeded current assets by $351.1 million. Our current liabilities include $203.7 million of operating and financing lease obligations recognized on our condensed consolidated balance sheet, including $180.4 million for the current portion of operating lease obligations recognized on our condensed consolidated balance sheet as a result of the application of ASC 842. Additionally, due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations generally result in a very low level of current assets primarily stemming from our deployment of cash to pay down long-term liabilities, to fund capital expenditures, and to pursue transaction opportunities.

Capital Expenditures

Our capital expenditures are comprised of community-level, corporate, and development capital expenditures. Community-level capital expenditures include recurring expenditures (routine maintenance of communities over $1,500 per occurrence, including for unit turnovers (subject to a $500 floor)) and community renovations, apartment upgrades and other major building infrastructure projects. Corporate capital expenditures include those for information technology systems and equipment, the expansion of our support platform and healthcare services programs, and the remediation or replacement of assets as a result of casualty losses. Development capital expenditures include community expansions and major community redevelopment and repositioning projects, including our Program Max initiative, and the development of new communities.

Through our Program Max initiative, we intend to expand, renovate, redevelop, and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These Program Max projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present, or physical plant modifications. We currently have seven Program Max projects that have been approved, most of which have begun construction and are expected to generate 93 net new units.

Following Hurricane Irma in 2017, legislation was adopted in the State of Florida in March 2018 that requires skilled nursing homes and assisted living and memory care communities in Florida to obtain generators and fuel necessary to sustain operations and maintain comfortable temperatures in the event of a power outage. Our impacted Florida communities must comply with the requirements by January 1, 2019, which has been extended in certain circumstances. To comply with this legislation, we made approximately $12.1 million and $2.1 million in capital expenditures in 2018 and the three months ended March 31, 2019, respectively. We expect to incur approximately $3.0 million of additional capital expenditures in the remainder of 2019 to comply with this legislation.

The following table summarizes our capital expenditures for the three months ended March 31, 2019 for our consolidated business:

(in millions)	Three Months Ended March 31, 2019
Community-level capital expenditures, net	$43.4
Corporate (1)	11.2
Non-development capital expenditures, net (2)	54.6
Development capital expenditures, net	5.3
Total capital expenditures, net	$59.9

(1)	Includes $6.0 million of remediation costs at our communities resulting from hurricanes and for the acquisition of emergency power generators at our impacted Florida communities.

(2)	Amount is included in Adjusted Free Cash Flow.

During 2018 we completed an intensive review of our community-level capital expenditure needs with a focus on ensuring that our communities are in appropriate physical condition to support our strategy and determining what additional investments are needed to protect the value of our community portfolio. As a result of that review, we have budgeted to make significant additional near-term investments in our communities, a portion of which will be reimbursed by our lessors. In the aggregate, we expect our full-year 2019 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $250 million. For 2019, this includes an increase of approximately $75 million in our community-level capital expenditures relative to 2018, primarily attributable to major building infrastructure projects. We also expect our full-year 2019 development capital expenditures, net of anticipated lessor reimbursements, to be approximately $30 million. We anticipate that our 2019 capital expenditures will be funded from cash on hand, cash flows from operations, and, if necessary, amounts drawn on our secured credit facility. With this additional investment in our communities, we expect our Adjusted Free Cash Flow to be negative for 2019. In addition, we expect that our 2020 community-level capital expenditures will continue to be elevated relative to 2018, but lower than 2019.

Execution on our strategy, including completing our capital expenditure plans and pursuing expansion of our healthcare services, may require additional capital. We expect to continue to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities. Any such sale of additional equity securities will dilute the percentage ownership of our existing stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to forgo, delay or abandon our plans.

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

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital. Volatility in the credit and financial markets may have an adverse impact on our liquidity by making it more difficult for us to obtain financing or refinancing. Shortfalls in cash flows from operating results or other principal sources of liquidity may have an adverse impact on our ability to maintain capital spending levels, to execute on our strategy or to pursue lease restructuring, development, or acquisitions that we may identify. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

Credit Facilities

On December 5, 2018, we entered into a Fifth Amended and Restated Credit Agreement with Capital One, National Association, as administrative agent, lender and swingline lender and the other lenders from time to time parties thereto (the "Amended Agreement"). The Amended Agreement amended and restated in its entirety our Fourth Amended and Restated Credit Agreement dated as of December 19, 2014 (the "Original Agreement"). The Amended Agreement provides commitments for a $250 million revolving credit facility with a $60 million sublimit for letters of credit and a $50 million swingline feature. We have a one-time right under the Amended Agreement to increase commitments on the revolving credit facility by an additional $100 million, subject to obtaining commitments for the amount of such increase from acceptable lenders. The Amended Agreement provides us a one-time right to reduce the amount of the revolving credit commitments, and we may terminate the revolving credit facility at any time, in each case without payment of a premium or penalty. The Amended Agreement extended the maturity date of the Original Agreement from January 3, 2020 to January 3, 2024 and decreased the interest rate payable on drawn amounts. Amounts drawn under the facility will continue to bear interest at 90-day LIBOR plus an applicable margin; however, the Amended Agreement reduced the applicable margin from a range of 2.50% to 3.50% to a range of 2.25% to 3.25%. The applicable margin varies based on the percentage of the total commitment drawn, with a 2.25% margin at utilization equal to or lower than 35%, a 2.75% margin at utilization greater than 35% but less than or equal to 50%, and a 3.25% margin at utilization greater than 50%. A quarterly commitment fee continues to be payable on the unused portion of the facility at 0.25% per annum when the outstanding amount of obligations (including revolving credit and swingline loans and letter of credit obligations) is greater than or equal to 50% of the revolving credit commitment amount or 0.35% per annum when such outstanding amount is less than 50% of the revolving credit commitment amount.
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
As of March 31, 2019, no borrowings were outstanding on the revolving credit facility, $41.2 million of letters of credit were outstanding, and the revolving credit facility had $190.0 million of availability. We also had a separate unsecured letter of credit facility providing for up to $49.2 million of letters of credit as of March 31, 2019 under which $49.1 million of letters of credit had been issued as of that date.

Long-Term Leases

As of March 31, 2019, we operated 342 communities under long-term leases (251 operating leases and 91 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. We typically guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in the consumer price index or the leased property revenue. The Company is responsible for all operating costs, including repairs, property taxes and insurance. As of March 31, 2019, the weighted-average remaining lease term of the Company's operating and financing leases was 7.5 and 9.0 years, respectively. The lease terms generally provide for renewal or extension options from 5 to 20 years and in some instances, purchase options. Refer to Note 4 for more information about the Company’s options to terminate a limited number of community leases under the terms of the Ventas Master Lease and the leases with Welltower.

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions, and financial covenants, such as those requiring us to maintain prescribed minimum net worth and stockholders' equity levels and lease coverage ratios, and not to exceed prescribed leverage ratios as further described below. In addition, our lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements. Certain leases contain cure provisions, which generally allow us to post an additional lease security deposit if the required covenant is not met.

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

For the three months ended March 31, 2019, our cash lease payments for our operating and financing leases were $77.7 million and $22.2 million, respectively. For the twelve months ending March 31, 2020, we will be required to make approximately $309.1 million and $88.6 million of cash lease payments in connection with our existing operating and financing leases, respectively. Our capital expenditure plans for 2019 include required minimum spend of approximately $12 million for capital expenditures under certain of our community leases, and thereafter we are required to spend an average of approximately $20 million per year under the initial lease terms of such leases.

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

Furthermore, our debt and leases are secured by our communities and, in certain cases, a guaranty by us and/or one or more of our subsidiaries. Therefore, if an event of default has occurred under any of our debt or lease documents, subject to cure provisions in certain instances, the respective lender or lessor would have the right to declare all the related outstanding amounts of indebtedness or cash lease obligations immediately due and payable, to foreclose on our mortgaged communities, to terminate our leasehold interests, to foreclose on other collateral securing the indebtedness and leases, to discontinue our operation of leased communities, and/or to pursue other remedies available to such lender or lessor. Further, an event of default could trigger cross-default provisions in our other debt and lease documents (including documents with other lenders or lessors). We cannot provide assurance that we would be able to pay the debt or lease obligations if they became due upon acceleration following an event of default.

As of March 31, 2019, we are in compliance with the financial covenants of our debt agreements and long-term leases.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the "Contractual Commitments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 14, 2019. There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

We own an interest in certain unconsolidated ventures. Except in limited circumstances, our risk of loss is limited to our investment in each venture. The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains the financial measures Adjusted EBITDA and Adjusted Free Cash Flow, which are not calculated in accordance with U.S. GAAP. Presentations of these non-GAAP financial measures are intended to aid investors in better understanding the factors and trends affecting our performance and liquidity. However, investors should not consider these non-GAAP financial measures as a substitute for financial measures determined in accordance with GAAP, including net income (loss), income (loss) from operations, or net cash provided by (used in) operating activities. We caution investors that amounts presented in accordance with our definitions of these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies because not all companies calculate non-GAAP measures in the same manner. We urge investors to review the reconciliations included below of these non-GAAP financial measures from the most comparable financial measures determined in accordance with GAAP.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP performance measure that we define as net income (loss) excluding: benefit/provision for income taxes, non-operating income/expense items, and depreciation and amortization; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, cost reduction or organizational restructuring items that management does not consider as part of our underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include non-cash impairment charges, gain/loss on facility lease termination and modification, operating lease expense adjustment, amortization of deferred gain, change in future service obligation, non-cash stock-based compensation expense, and transaction and organizational restructuring costs. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity, our assessment of options and alternatives to enhance stockholder value, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance and retention costs. During the first quarter of 2019, we modified our definition of Adjusted EBITDA to exclude transaction and organizational restructuring costs, and amounts for all periods herein reflect application of the modified definition.

Our proportionate share of Adjusted EBITDA of unconsolidated ventures is calculated based on our equity ownership percentage and in a manner consistent with our definition of Adjusted EBITDA for our consolidated entities. Our investments in unconsolidated ventures are accounted for under the equity method of accounting, and our proportionate share of Adjusted EBITDA of unconsolidated ventures does not represent our equity in earnings or loss of unconsolidated ventures on our consolidated statement of operations.

We believe that presentation of Adjusted EBITDA as a performance measure is useful to investors because (i) it is one of the metrics used by our management for budgeting and other planning purposes, to review our historic and prospective core operating performance, and to make day-to-day operating decisions; (ii) it provides an assessment of operational factors that management can impact in the short-term, namely revenues and the controllable cost structure of the organization, by eliminating items related to our financing and capital structure and other items that management does not consider as part of our underlying core operating performance and that management believes impact the comparability of performance between periods; and (iii) we believe that this measure is used by research analysts and investors to evaluate our operating results and to value companies in our industry. We believe that presentation of our proportionate share of Adjusted EBITDA of unconsolidated ventures is useful to investors for similar reasons with respect to the unconsolidated ventures.

Adjusted EBITDA has material limitations as a performance measure, including: (i) excluded interest and income tax are necessary to operate our business under our current financing and capital structure; (ii) excluded depreciation, amortization and impairment charges may represent the wear and tear and/or reduction in value of our communities, goodwill and other assets and may be indicative of future needs for capital expenditures; and (iii) we may incur income/expense similar to those for which adjustments are made, such as gain (loss) on sale of assets or facility lease termination and modification, debt modification and extinguishment costs, non-cash stock-based compensation expense, and transaction and other costs, and such income/expense may significantly affect our operating results.

The table below reconciles our Adjusted EBITDA from our net income (loss).

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income (loss)	$(42,606)	$(457,234)
Provision for income taxes	679	15,585
Equity in loss of unconsolidated ventures	526	4,243
Debt modification and extinguishment costs	67	35
Loss (gain) on sale of assets, net	702	(43,431)
Other non-operating income	(2,988)	(2,586)
Interest expense	63,365	72,540
Interest income	(3,084)	(2,983)
Income (loss) from operations	16,661	(413,831)
Depreciation and amortization	96,888	114,255
Goodwill and asset impairment	391	430,363
Loss on facility lease termination and modification, net	209	—
Operating lease expense adjustment	(4,383)	(8,103)
Amortization of deferred gain	—	(1,090)
Non-cash stock-based compensation expense	6,356	8,406
Transaction and organizational restructuring costs	461	17,156
Adjusted EBITDA (1)	$116,583	$147,156

(1)
Adoption of the new lease accounting standard effective January 1, 2019 will have a non-recurring impact on our full-year 2019 Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2019 includes a negative net impact of approximately $6.4 million from the application of the new lease accounting standard.

The table below reconciles our proportionate share of Adjusted EBITDA of unconsolidated ventures from net income (loss) of such unconsolidated ventures. For purposes of this presentation, amounts for each line item represent the aggregate amounts of such line items for all of our unconsolidated ventures.

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income (loss)	$(1,050)	$(22,662)
Provision (benefit) for income taxes	24	234
Debt modification and extinguishment costs	21	(17)
Gain on sale of assets, net	—	(1,045)
Other non-operating income (loss)	—	(903)
Interest expense	7,380	26,827
Interest income	(812)	(757)
Income (loss) from operations	5,563	1,677
Depreciation and amortization	16,747	67,885
Asset impairment	295	155
Operating lease expense adjustment	—	4
Adjusted EBITDA of unconsolidated ventures	$22,605	$69,721

Brookdale's proportionate share of Adjusted EBITDA of unconsolidated ventures	$11,319	$16,749

Adjusted Free Cash Flow

Adjusted Free Cash Flow is a non-GAAP liquidity measure that we define as net cash provided by (used in) operating activities before: distributions from unconsolidated ventures from cumulative share of net earnings, changes in prepaid insurance premiums financed with notes payable, changes in operating lease liability for lease termination and modification, cash paid/received for gain/loss on facility lease termination and modification, and lessor capital expenditure reimbursements under operating leases; plus: property insurance proceeds and proceeds from refundable entrance fees, net of refunds; less: Non-Development Capital Expenditures and payment of financing lease obligations. Non-Development Capital Expenditures is comprised of corporate and community-level capital expenditures, including those related to maintenance, renovations, upgrades and other major building infrastructure projects for our communities and is presented net of lessor reimbursements. Non-Development Capital Expenditures does not include capital expenditures for community expansions and major community redevelopment and repositioning projects, including our Program Max initiative, and the development of new communities. During the first quarter of 2019, we modified our definition of Adjusted Free Cash Flow to no longer adjust net cash provided by (used in) operating activities for changes in working capital items other than prepaid insurance premiums financed with notes payable and lease liability for lease termination and modification, and amounts for all periods herein reflect application of the modified definition.

Our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures is calculated based on our equity ownership percentage and in a manner consistent with our definition of Adjusted Free Cash Flow for our consolidated entities. Our investments in our unconsolidated ventures are accounted for under the equity method of accounting and, therefore, our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures does not represent cash available to our consolidated business except to the extent it is distributed to us.

We believe that presentation of Adjusted Free Cash flow as a liquidity measure is useful to investors because (i) it is one of the metrics used by our management for budgeting and other planning purposes, to review our historic and prospective sources of operating liquidity, and to review our ability to service our outstanding indebtedness, pay dividends to stockholders, engage in share repurchases, and make capital expenditures, including development capital expenditures; (ii) it is used as a metric in our performance-based compensation programs; and (iii) it provides an indicator to management to determine if adjustments to current spending decisions are needed. We believe that presentation of our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures is useful to investors for similar reasons with respect to the unconsolidated ventures and, to the extent such cash is not distributed to us, it generally represents cash used or to be used by the ventures for the repayment of debt, investing in expansions or acquisitions, reserve requirements, or other corporate uses by such ventures, and such uses reduce our potential need to make capital contributions to the ventures of our proportionate share of cash needed for such items.

Adjusted Free Cash Flow has material limitations as a liquidity measure, including: (i) it does not represent cash available for dividends, share repurchases, or discretionary expenditures since certain non-discretionary expenditures, including mandatory debt principal payments, are not reflected in this measure; (ii) the cash portion of non-recurring charges related to gain (loss) on facility lease termination and modification generally represent charges (gains) that may significantly affect our liquidity; and (iii) the impact of timing of cash expenditures, including the timing of Non-Development Capital Expenditures, limits the usefulness of the measure for short-term comparisons. In addition, our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures has material limitations as a liquidity measure because it does not represent cash available directly for use by our consolidated business except to the extent actually distributed to us, and we do not have control, or we share control in determining, the timing and amount of distributions from our unconsolidated ventures and, therefore, we may never receive such cash.

The table below reconciles our Adjusted Free Cash Flow from our net cash provided by operating activities.

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by (used in) operating activities	$(5,009)	$37,964
Net cash provided by (used in) investing activities	(100,073)	91,155
Net cash provided by (used in) financing activities	(16,636)	(16,104)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(121,718)	$113,015

Net cash provided by (used in) operating activities	$(5,009)	$37,964
Distributions from unconsolidated ventures from cumulative share of net earnings	(749)	(408)
Changes in prepaid insurance premiums financed with notes payable	18,842	18,633
Non-development capital expenditures, net	(54,602)	(41,736)
Property insurance proceeds	—	156
Payment of financing lease obligations	(5,453)	(21,114)
Proceeds from refundable entrance fees, net of refunds	—	223
Adjusted Free Cash Flow	$(46,971)	$(6,282)

(1)
The calculation of Adjusted Free Cash Flow includes transaction costs of $0.5 million and transaction and organizational restructuring costs of $17.2 million for the three months ended March 31, 2019 and 2018, respectively.

The table below reconciles our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures from net cash provided by operating activities of such unconsolidated ventures. For purposes of this presentation, amounts for each line item represent the aggregate amounts of such line items for all of our unconsolidated ventures.

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$24,122	$50,262
Net cash provided by (used in) investing activities	(8,011)	(14,642)
Net cash provided by (used in) financing activities	(8,788)	(23,279)
Net increase in cash, cash equivalents and restricted cash	$7,323	$12,341

Net cash provided by operating activities	$24,122	$50,262
Non-development capital expenditures, net	(8,000)	(20,061)
Property insurance proceeds	—	901
Proceeds from refundable entrance fees, net of refunds	(5,843)	(6,712)
Adjusted Free Cash Flow of unconsolidated ventures	$10,279	$24,390

Brookdale's proportionate share of Adjusted Free Cash Flow of unconsolidated ventures	$5,384	$6,367

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of March 31, 2019, we had approximately $2.3 billion of long-term fixed rate debt and $1.4 billion of long-term variable rate debt. As of March 31, 2019, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.94%.

In the normal course of business, we enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of March 31, 2019, $1.1 billion, or 30.3%, of our long-term debt is variable rate debt subject to interest rate cap agreements and the remaining $275.1 million, or 7.5%, of our long-term debt is variable rate debt not subject to any interest rate cap agreements. Our outstanding variable rate debt is indexed to LIBOR, and accordingly our annual interest expense related to variable rate debt is directly affected by movements in LIBOR. After consideration of hedging instruments currently in place, increases in LIBOR of 100, 200, and 500 basis points would have resulted in additional annual interest expense of $14.1 million, $26.7 million, and $37.1 million, respectively. Certain of the Company's variable debt instruments include springing provisions that obligate the Company to acquire additional interest rate caps in the event that LIBOR increases above certain levels, and the implementation of those provisions would result in additional mitigation of interest costs.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, the Company adopted the new lease standard (ASC 842). The Company updated its lease policies and implemented new processes, which changed the Company’s internal controls over financial reporting for leases and related disclosures for our current period reporting. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 11 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
The following table contains information regarding purchases of our common stock made during the quarter ended March 31, 2019 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
1/1/2019 - 1/31/2019	—	—	—	81,860
2/1/2019 - 2/28/2019	433,685	$6.91	—	81,860
3/1/2019 - 3/31/2019	932,712	6.43	932,712	75,860
Total	1,366,397	$6.58	932,712

(1)
Includes 433,685 shares withheld to satisfy tax liabilities due upon the vesting of restricted stock during February 2019 and 932,712 shares purchased in open market transactions during March 2019 pursuant to the publicly announced repurchase program summarized in footnote (2) below. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)
On November 1, 2016, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of its common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of March 31, 2019, approximately $75.9 million remained available under the repurchase program.

Item 6.  Exhibits

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 14, 2019, as amended (File No. 001-32641)).

3.2	Amended and Restated Bylaws of the Company dated October 4, 2018 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on October 5, 2018 (File No. 001-32641)).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) filed on November 7, 2005 (File No. 333-127372)).
10.1	First Amendment to the Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan effective as of February 11, 2019 (the plan, as amended, the "Plan").
10.2
Form of Restricted Share Agreement under the Plan (2019 Time-Vesting Form for Executive Officers) (incorporated by reference to Exhibit 10.37 to the Company's Amendment No. 1 to Annual Report on Form 10-K Filed on April 29, 2019 (File No. 001-32641)).

10.3
Form of Restricted Share Agreement under the Plan (2019 Performance-Vesting Form for Executive Officers) (incorporated by reference to Exhibit 10.38 to the Company's Amendment No. 1 to Annual Report on Form 10-K Filed on April 29, 2019 (File No. 001-32641)).

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

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Steven E. Swain
Name:	Steven E. Swain
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	May 7, 2019