Form 10-Q
period 2019-06-30
Brookdale Senior Living Inc.
filed 2019-08-06
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of August 2, 2019, 185,497,129 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2019	December 31, 2018
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$255,999	$398,267
Marketable securities	58,805	14,855
Restricted cash	26,256	27,683
Accounts receivable, net	137,902	133,905
Assets held for sale	46,307	93,117
Prepaid expenses and other current assets, net	130,660	106,189
Total current assets	655,929	774,016
Property, plant and equipment and leasehold intangibles, net	5,214,125	5,275,427
Operating lease right-of-use assets	1,245,735	—
Restricted cash	42,704	24,268
Investment in unconsolidated ventures	26,036	27,528
Goodwill	154,131	154,131
Other intangible assets, net	42,538	51,472
Other assets, net	78,284	160,418
Total assets	$7,459,482	$6,467,260
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$267,153	$294,426
Current portion of financing lease obligations	65,428	23,135
Current portion of operating lease obligations	182,703	—
Trade accounts payable	104,317	95,049
Accrued expenses	262,484	298,227
Refundable fees and deferred revenue	87,513	62,494
Total current liabilities	969,598	773,331
Long-term debt, less current portion	3,305,419	3,345,754
Financing lease obligations, less current portion	798,159	851,341
Operating lease obligations, less current portion	1,343,763	—
Deferred liabilities	6,602	262,761
Deferred tax liability	18,520	18,371
Other liabilities	151,217	197,289
Total liabilities	6,593,278	5,448,847
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at June 30, 2019 and December 31, 2018; 199,781,393 and 196,815,254 shares issued and 193,110,916 and 192,356,051 shares outstanding (including 7,613,787 and 5,756,435 unvested restricted shares), respectively	1,998	1,968
Additional paid-in-capital	4,161,045	4,151,147
Treasury stock, at cost; 6,670,477 and 4,459,203 shares at June 30, 2019 and December 31, 2018, respectively	(79,097)	(64,940)
Accumulated deficit	(3,223,222)	(3,069,272)
Total Brookdale Senior Living Inc. stockholders' equity	860,724	1,018,903
Noncontrolling interest	5,480	(490)
Total equity	866,204	1,018,413
Total liabilities and equity	$7,459,482	$6,467,260
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Resident fees	$801,863	$895,969	$1,611,342	$1,802,235
Management fees	15,449	17,071	31,192	35,752
Reimbursed costs incurred on behalf of managed communities	202,145	242,160	418,967	504,447
Total revenue	1,019,457	1,155,200	2,061,501	2,342,434

Expense
Facility operating expense (excluding depreciation and amortization of $86,070, $105,316, $174,897, and $208,484, respectively)	590,246	627,076	1,176,340	1,259,401
General and administrative expense (including non-cash stock-based compensation expense of $6,030, $6,269, $12,386, and $14,675, respectively)	57,576	62,907	113,887	144,342
Facility operating lease expense	67,689	81,960	136,357	162,360
Depreciation and amortization	94,024	116,116	190,912	230,371
Goodwill and asset impairment	3,769	16,103	4,160	446,466
Loss on facility lease termination and modification, net	1,797	146,467	2,006	146,467
Costs incurred on behalf of managed communities	202,145	242,160	418,967	504,447
Total operating expense	1,017,246	1,292,789	2,042,629	2,893,854
Income (loss) from operations	2,211	(137,589)	18,872	(551,420)

Interest income	2,813	2,941	5,897	5,924
Interest expense:
Debt	(45,193)	(48,967)	(90,836)	(94,694)
Financing lease obligations	(16,649)	(22,389)	(33,392)	(45,320)
Amortization of deferred financing costs and debt discount	(959)	(2,328)	(1,790)	(6,284)
Change in fair value of derivatives	(27)	(217)	(175)	(143)
Debt modification and extinguishment costs	(2,672)	(9)	(2,739)	(44)
Equity in loss of unconsolidated ventures	(991)	(1,324)	(1,517)	(5,567)
Gain on sale of assets, net	2,846	23,322	2,144	66,753
Other non-operating income	3,199	5,505	6,187	8,091
Income (loss) before income taxes	(55,422)	(181,055)	(97,349)	(622,704)
Benefit (provision) for income taxes	(633)	15,546	(1,312)	(39)
Net income (loss)	(56,055)	(165,509)	(98,661)	(622,743)
Net (income) loss attributable to noncontrolling interest	585	21	596	67
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(55,470)	$(165,488)	$(98,065)	$(622,676)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.30)	$(0.88)	$(0.53)	$(3.33)

Weighted average shares used in computing basic and diluted net income (loss) per share	186,140	187,585	186,442	187,234

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total equity, balance at beginning of period	$917,597	$1,079,561	$1,018,413	$1,530,291

Common stock:
Balance at beginning of period	$2,000	$1,938	$1,968	$1,913
Issuance of Common stock under Associate Stock Purchase Plan	1	—	2	1
Restricted stock, net	(3)	—	32	28
Shares withheld for employee taxes	—	—	(4)	(4)
Balance at end of period	$1,998	$1,938	$1,998	$1,938
Additional paid-in-capital:
Balance at beginning of period	$4,154,790	$4,132,747	$4,151,147	$4,126,549
Compensation expense related to restricted stock grants	6,030	6,269	12,386	14,675
Issuance of Common stock under Associate Stock Purchase Plan	299	398	597	769
Restricted stock, net	3	—	(32)	(28)
Shares withheld for employee taxes	(108)	(97)	(3,101)	(2,711)
Other, net	31	36	48	99
Balance at end of period	$4,161,045	$4,139,353	$4,161,045	$4,139,353
Treasury stock:
Balance at beginning of period	$(70,940)	$(56,440)	$(64,940)	$(56,440)
Purchase of treasury stock	(8,157)	—	(14,157)	—
Balance at end of period	$(79,097)	$(56,440)	$(79,097)	$(56,440)
Accumulated deficit:
Balance at beginning of period	$(3,167,752)	$(2,998,201)	$(3,069,272)	$(2,541,294)
Cumulative effect of change in accounting principle (Note 2)	—	—	(55,885)	—
Net income (loss)	(55,470)	(165,488)	(98,065)	(622,676)
Other, net	—	(1)	—	280
Balance at end of period	$(3,223,222)	$(3,163,690)	$(3,223,222)	$(3,163,690)
Noncontrolling interest:
Balance at beginning of period	$(501)	$(483)	$(490)	$(437)
Net income (loss) attributable to noncontrolling interest	(585)	(21)	(596)	(67)
Noncontrolling interest contribution	6,566	—	6,566	—
Balance at end of period	$5,480	$(504)	$5,480	$(504)
Total equity, balance at end of period	$866,204	$920,657	$866,204	$920,657

Common Stock Share Activity
Outstanding shares of common stock:
Balance at beginning of period	194,573	193,798	192,356	191,276
Issuance of Common stock under Associate Stock Purchase Plan	46	49	96	111
Restricted stock, net	(214)	(36)	3,320	2,805
Shares withheld for employee taxes	(16)	(13)	(450)	(394)
Purchase of treasury stock	(1,278)	—	(2,211)	—
Balance at end of period	193,111	193,798	193,111	193,798

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(98,661)	$(622,743)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Debt modification and extinguishment costs	2,739	44
Depreciation and amortization, net	192,702	236,655
Goodwill and asset impairment	4,160	446,466
Equity in loss of unconsolidated ventures	1,517	5,567
Distributions from unconsolidated ventures from cumulative share of net earnings	1,530	1,147
Amortization of deferred gain	—	(2,179)
Amortization of entrance fees	(772)	(837)
Proceeds from deferred entrance fee revenue	1,739	1,398
Deferred income tax (benefit) provision	470	(991)
Operating lease expense adjustment	(8,812)	(12,169)
Change in fair value of derivatives	175	143
(Gain) on sale of assets, net	(2,144)	(66,753)
Loss on facility lease termination and modification, net	2,006	133,423
Non-cash stock-based compensation expense	12,386	14,675
Non-cash interest expense on financing lease obligations	—	6,446
Non-cash management contract termination gain	(640)	(5,076)
Other	(4,401)	(156)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,997)	10,956
Prepaid expenses and other assets, net	30,823	14,303
Prepaid insurance premiums financed with notes payable	(12,090)	(12,425)
Trade accounts payable and accrued expenses	(43,385)	(24,019)
Refundable fees and deferred revenue	(17,226)	8,305
Operating lease assets and liabilities for lessor capital expenditure reimbursements	1,000	—
Operating lease assets and liabilities for lease termination	—	(33,596)
Net cash provided by (used in) operating activities	59,119	98,584
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	(83)	(2,962)
Purchase of marketable securities	(98,059)	—
Sale of marketable securities	55,000	273,273
Capital expenditures, net of related payables	(122,297)	(120,458)
Acquisition of assets, net of related payables and cash received	—	(271,320)
Investment in unconsolidated ventures	(4,204)	(8,864)
Distributions received from unconsolidated ventures	5,305	9,397
Proceeds from sale of assets, net	52,430	130,897
Proceeds from notes receivable	31,609	1,393
Property insurance proceeds	—	156
Net cash provided by (used in) investing activities	(80,299)	11,512
Cash Flows from Financing Activities
Proceeds from debt	158,231	279,919
Repayment of debt and financing lease obligations	(238,036)	(466,267)

Proceeds from line of credit	—	200,000
Repayment of line of credit	—	(200,000)
Purchase of treasury stock, net of related payables	(18,401)	—
Payment of financing costs, net of related payables	(3,342)	(3,191)
Proceeds from refundable entrance fees, net of refunds	—	52
Payments for lease termination	—	(10,548)
Payments of employee taxes for withheld shares	(3,105)	(2,715)
Other	574	770
Net cash provided by (used in) financing activities	(104,079)	(201,980)
Net increase (decrease) in cash, cash equivalents and restricted cash	(125,259)	(91,884)
Cash, cash equivalents and restricted cash at beginning of period	450,218	282,546
Cash, cash equivalents and restricted cash at end of period	$324,959	$190,662

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, results of operations, and cash flows of the Company for all periods presented. Certain information and footnote disclosures included in annual financial statements have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 14, 2019. Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company's condensed consolidated financial position or results of operations.

Except for the changes for the impact of the recently adopted accounting pronouncements discussed in this Note, the Company has consistently applied its accounting policies to all periods presented in these condensed consolidated financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Brookdale and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. Investments in affiliated companies that the Company does not control, but has the ability to exercise significant influence over governance and operations, are accounted for by the equity method. The ownership interest of consolidated entities not wholly-owned by the Company are presented as noncontrolling interests in the accompanying condensed consolidated financial statements. Noncontrolling interest represents the share of consolidated entities owned by third parties. Noncontrolling interest is adjusted for the noncontrolling holder's share of additional contributions, distributions, and the proportionate share of the net income or loss of each respective entity.

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

Under the Company's senior living residency agreements, which are generally for a contractual term of 30 days to one year, the Company provides senior living services to residents for a stated daily or monthly fee. The Company has elected the lessor practical expedient within Accounting Standards Codification ("ASC") 842, Leases ("ASC 842") and recognizes, measures, presents, and discloses the revenue for services under the Company's senior living residency agreements based upon the predominant component, either the lease or nonlease component, of the contracts. The Company has determined that the services included under the Company’s independent living, assisted living, and memory care residency agreements have the same timing and pattern of transfer. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers ("ASC 606") for its independent living, assisted living, and memory care residency agreements for which it has estimated that the nonlease components of such residency agreements are the predominant component of the contract.

The Company enters into contracts to provide home health, hospice, and outpatient therapy services. Each service provided under the contract is capable of being distinct, and thus, the services are considered individual and separate performance obligations. The performance obligations are satisfied and revenue is recognized as services are provided.

The Company receives revenue for services under various third-party payor programs which include Medicare, Medicaid, and other third-party payors. Settlements with third-party payors for retroactive adjustments due to audits, reviews, or investigations are included in the determination of the estimated transaction price for providing services. The Company estimates the transaction price based on the terms of the contract with the payor, correspondence with the payor and historical payment trends, and retroactive adjustments that differ from the Company's estimates are recognized in future periods as final settlements are determined.

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

The Company accounts for the sale of equity method investments under ASC 860, Transfers and Servicing ("ASC 860"). Under
ASC 860, income is recognized when the transfer of control of the equity interest occurs and the Company has no continuing involvement with the transferred financial assets.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurement establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

For transactions in which an owned community is sold and leased back from the buyer (sale-leaseback transactions), the Company recognizes an asset sale and lease accounting is applied if the Company has transferred control of the community. For such transactions, the Company removes the transferred assets from the condensed consolidated balance sheet and a gain or loss on the sale is recognized for the difference between the carrying value of the asset and the transaction price for the sale transaction. For sale‑leaseback transactions in which the Company has not transferred control of the underlying asset, the Company does not recognize an asset sale or derecognize the underlying asset until control is transferred. For such transactions, the Company continues to depreciate the asset over its useful life. Additionally, the Company accounts for any amounts received as a financing lease liability and the Company recognizes interest expense on the financing lease liability utilizing the effective interest method with the interest expense limited to an amount that is not greater than the cash payments on the financing lease liability over the term of the lease.

Refer to the Company’s revenue recognition policy for discussion of the accounting policy for residency agreements, which include the lease of an asset.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the existing accounting principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability on the condensed consolidated balance sheet for most leases. Additionally, ASU 2016-02 makes targeted changes to lessor accounting, including changes to align certain aspects with the revenue recognition model, and requires enhanced disclosure of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements ("ASU 2018-11"). ASU 2018-11 provides entities with a transition method option to not restate comparative periods presented, but to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides entities with a practical expedient allowing lessors to not separate nonlease components from the associated lease components when certain criteria are met. The Company adopted these lease accounting standards effective January 1, 2019 and utilized the modified retrospective transition method with no adjustments to comparative periods presented. Additionally, the Company elected the package of practical expedients within ASU 2016-02 that allows an entity to not reassess, as of January 1, 2019, its prior conclusions on whether an existing contract contains a lease, lease classification for existing leases, and whether costs incurred for existing leases qualify as initial direct costs.

The Company's adoption of ASU 2016-02 resulted in the recognition of operating lease liabilities of $1.6 billion and right-of-use assets of $1.3 billion on the condensed consolidated balance sheet for its existing community, office, and equipment operating leases based on the remaining present value of the minimum lease payments as of January 1, 2019. The future minimum rental payments recognized on the condensed consolidated balance sheet included fixed payments (including in-substance fixed payments) and variable payments estimated utilizing the index or rate as of January 1, 2019. Such right-of-use asset amounts were recognized based upon the amount of the recognized lease liabilities, adjusted for accrued lease payments, intangible assets, and the recognition of right-of-use asset impairments. As of December 31, 2018, the Company had a net liability of $231.4 million recognized on its condensed consolidated balance sheet for accrued lease payments and intangible assets for operating leases. Additionally, $58.1 million of previously unrecognized right-of-use asset impairments were recognized as a cumulative effect adjustment to beginning accumulated deficit as of January 1, 2019. As a result of the Company’s election of the package of practical expedients within ASU 2016-02, there were no changes to the classification of the Company’s existing operating, capital and financing leases as of January 1, 2019 and there were no changes to the amounts recognized on its condensed consolidated balance sheet for its existing capital and financing leases as of January 1, 2019.

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

The Company has concluded that the nonlease components of the Company’s independent living, assisted living, and memory care residency agreements are the predominant component of the contract for the Company’s existing agreements as of January 1, 2019. As a result of the Company's election of the package of practical expedients within ASU 2016-02, the Company continued to recognize revenue for existing contracts as of December 31, 2018 over the lease term. In addition, ASU 2016-02 has changed the definition of initial direct costs of a lease, with the initial direct costs that are initially deferred and recognized over the term of the lease limited to costs that are both incremental and direct. The Company concluded that the contract origination costs recognized on the condensed consolidated balance sheet as of December 31, 2018 were in excess of the initial direct costs that would have been deferred under the provisions of ASU 2016-02. As a result of the Company’s election of the package of practical expedients, the contract origination costs recognized on the condensed consolidated balance sheet as of December 31, 2018 continued to be amortized during 2019 over the lease term. Additionally, the Company concluded that certain costs previously deferred upon new contract origination are recognized within facility operating expense in 2019 as incurred.

In addition to the previously unrecognized right-of-use asset impairment of $58.1 million, the Company recognized cumulative effect adjustments to beginning accumulated deficit as of January 1, 2019 for the impact of the adoption of accounting standards by its equity method investees and the deferred tax impact of these adjustments. The recognition of the right-of-use assets and corresponding liabilities and the removal of the deferred tax position related to these leases as of December 31, 2018 had a $0.3 million impact on the Company's net deferred tax position. A deferred tax asset of $14.1 million and an increase to the valuation allowance of $13.8 million was recorded against accumulated deficit reflecting the tax impact of the previously unrecognized right-of-use asset impairments.

The adoption of the new accounting standards resulted in the following adjustments to the Company's condensed consolidated balance sheet as of January 1, 2019:

(in millions)
Assets
Prepaid expenses and other current assets, net	$67
Property, plant and equipment and leasehold intangibles, net	(11)
Operating lease right-of-use assets	1,329
Investment in unconsolidated ventures	(2)
Other intangible assets, net	(5)
Other assets, net	(73)
Total assets	$1,305
Liabilities and Equity
Refundable fees and deferred revenue	$43
Operating lease obligations	1,618
Deferred liabilities	(257)
Other liabilities	(43)
Total liabilities	1,361
Total equity	(56)
Total liabilities and equity	$1,305

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss impairment methodology for credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivable and other financial instruments. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company plans to adopt ASU 2016-13 effective January 1, 2020 and will recognize any cumulative effect of the adoption as an adjustment to beginning retained earnings with no adjustments to comparative periods presented. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its condensed consolidated financial statements and disclosures.

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

During the three and six months ended June 30, 2019 and 2018, the Company reported a consolidated net loss. As a result of the net loss, unvested restricted stock, restricted stock units, and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares. The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 7.8 million and 6.2 million for the three months ended June 30, 2019 and 2018, respectively, and 7.5 million and 6.6 million for the six months ended June 30, 2019 and 2018, respectively.

For the three and six months ended June 30, 2018, the calculation of diluted weighted average shares excludes the impact of conversion of the principal amount of $316.3 million of the Company's 2.75% convertible senior notes which were repaid in cash at their maturity on June 15, 2018. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of June 30, 2018, the number of shares issuable upon exercise of the warrants was approximately 10.8 million. During the three months ended March 31, 2019, the option to exercise the remaining outstanding warrants expired unexercised.

4.  Acquisitions, Dispositions and Other Significant Transactions

During the period from January 1, 2018 through June 30, 2019, the Company disposed of 30 owned communities. The Company also entered into agreements with Ventas, Inc. ("Ventas") and Welltower Inc. ("Welltower") and continued to execute on the transactions with HCP, Inc. ("HCP") announced in 2017, which together restructured a significant portion of the Company's triple-net lease obligations with the Company's largest lessors. As a result of such transactions, as well as other lease expirations and terminations, the Company's triple-net lease obligations on 97 communities were terminated during the period from January 1, 2018 to June 30, 2019. During this period, the Company also sold its ownership interests in five unconsolidated ventures and acquired six communities that the Company previously leased or managed. As of June 30, 2019, the Company owned 336 communities, leased 335 communities, managed 17 communities on behalf of unconsolidated ventures, and managed 121 communities on behalf of third parties.

The following table sets forth, for the periods indicated, the amounts included within the Company's condensed consolidated financial statements for the 127 communities that it disposed through sales and lease terminations during the period from January 1, 2018 to June 30, 2019 through the respective disposition dates (of which 124 communities were disposed through sales and lease terminations during the period from April 1, 2018 to June 30, 2019):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Resident fees
Independent Living	$—	$29,241	$—	$60,871
Assisted Living and Memory Care	2,176	86,151	12,282	178,267
CCRCs	—	4,213	—	10,705
Senior housing resident fees	$2,176	$119,605	$12,282	$249,843
Facility operating expense
Independent Living	$—	$17,016	$—	$35,668
Assisted Living and Memory Care	1,562	60,854	10,100	125,423
CCRCs	—	3,859	—	9,917
Senior housing facility operating expense	$1,562	$81,729	$10,100	$171,008
Cash facility lease payments	$306	$32,228	$1,451	$66,935

2019 Completed and Planned Dispositions of Owned Communities

During the six months ended June 30, 2019, the Company completed the sale of eight owned communities for cash proceeds of $44.1 million, net of transaction costs, and recognized a net gain on sale of assets of $1.6 million for the three months ended June 30, 2019 and a net gain on sale of assets of $0.9 million for the six months ended June 30, 2019.

As of June 30, 2019, five communities were classified as held for sale, resulting in $46.3 million being recorded as assets held for sale and $18.5 million of mortgage debt being included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to such communities. The closings of the transactions are, or will be subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

2018 Completed Dispositions of Owned Communities

During the year ended December 31, 2018, the Company completed the sale of 22 owned communities for cash proceeds of $380.7 million, net of transaction costs, and recognized a net gain on sale of assets of $188.6 million. The Company utilized a portion of the cash proceeds from the asset sales to repay approximately $174.0 million of associated mortgage debt and debt prepayment penalties. These dispositions included the sale of three communities during the three months ended March 31, 2018 for which the Company received cash proceeds of $12.8 million, net of transaction costs, and recognized a net gain on sale of assets of $1.9 million. The Company did not complete any sales of owned communities during the three months ended June 30, 2018.

2018 Welltower Lease and RIDEA Venture Restructuring

In June 2018, the Company entered into definitive agreements with Welltower to terminate its triple-net lease obligations on 37 communities and to sell the Company's 20% equity interest in its Welltower RIDEA venture to Welltower. During the three months ended June 30, 2018, the Company paid Welltower an aggregate lease termination fee of $58.0 million, recognized a $22.6 million loss on lease termination, received net proceeds of $33.5 million for the sale of equity interest, and recognized a $14.7 million gain on sale of the RIDEA venture. The Company also elected not to renew two master leases with Welltower which matured on September 30, 2018 (11 communities). In addition, the parties separately agreed to allow the Company to terminate leases with respect to, and to remove from the remaining Welltower leased portfolio, a number of communities with annual aggregate base rent up to $5.0 million upon Welltower's sale of such communities, and the Company would receive a corresponding 6.25% rent credit on Welltower's disposition proceeds.

2018 Ventas Lease Portfolio Restructuring

In April 2018, the Company and Ventas entered into a Master Lease and Security Agreement (the "Ventas Master Lease") in connection with the restructuring of a portfolio of 128 communities that it leased from Ventas. The Company estimated the fair value of each of the elements of the restructuring transactions. The fair value of the future lease payments was based upon historical and forecasted community cash flows and market data, including an implied management fee rate of 5% of revenue and a market supported lease coverage ratio (Level 3 inputs). The Company recognized a $125.7 million non-cash loss on lease modification during the three months ended June 30, 2018, primarily for the extensions of the triple-net lease obligations for communities with lease terms that were unfavorable to the Company given current market conditions on the amendment date in exchange for modifications to the change of control provisions and financial covenant provisions of the community leases.

Pursuant to the Ventas Master Lease, the Company has exercised its right to direct Ventas to market for sale 28 communities. Ventas is obligated to use commercially reasonable, diligent efforts to sell such communities on or before December 31, 2020 (subject to extension for regulatory purposes); provided, that Ventas' obligation to sell any such community is subject to Ventas' receiving a purchase price in excess of a mutually agreed upon minimum sale price and to certain other customary closing conditions. Upon any such sale, such communities will be removed from the Ventas Master Lease, and the annual minimum rent under the Ventas Master Lease will be reduced by the amount of the net sale proceeds received by Ventas multiplied by 6.25%. During the three months ended June 30, 2019, five of such communities were sold by Ventas and removed from the Ventas Master Lease, and the annual minimum rent under the Ventas Master Lease was prospectively reduced by $1.5 million.

2017 HCP Master Lease Transaction and RIDEA Ventures Restructuring

Pursuant to transactions the Company entered into with HCP in November 2017, during the three months ended June 30, 2018, the Company acquired five communities from HCP, two of which the Company formerly leased, for an aggregate purchase price of $242.8 million, and during the three months ended March 31, 2018, the Company acquired one community for an aggregate purchase price of $32.1 million.

During the year ended December 31, 2018, leases with respect to 33 communities were terminated, and such communities were removed from the Company's master lease with HCP. Ten of such community leases were terminated in the three months ended June 30, 2018. During the three months ended June 30, 2018, the Company derecognized the $86.9 million carrying value of the assets under financing leases and the $93.5 million carrying value of financing lease obligations and recognized a $6.5 million non-cash gain on sale of assets for three communities which were previously subject to sale-leaseback transactions. Additionally, the Company recognized a $1.9 million non-cash gain on lease termination for seven communities under operating and capital leases during the three months ended June 30, 2018.

During the three months ended March 31, 2018, HCP acquired the Company's 10% ownership interest in a RIDEA venture with HCP for $62.3 million, and the Company recognized a $41.7 million gain on sale.

Management agreements for 35 communities with former unconsolidated ventures with HCP have been terminated by HCP since November of 2017. The Company has recognized a $9.3 million non-cash management contract termination gain, of which $0.3 million and $2.8 million were recognized during the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $5.1 million were recognized during the six months ended June 30, 2019 and 2018 respectively.

5.  Fair Value Measurements

Marketable Securities

As of June 30, 2019, marketable securities of $58.8 million are stated at fair value based on valuation provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

Debt

The Company had outstanding long-term debt with a carrying value of approximately $3.6 billion as of both June 30, 2019 and December 31, 2018. Fair value of the long-term debt approximates carrying value in all periods. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

Goodwill and Asset Impairment Expense

The following is a summary of goodwill and asset impairment expense.

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2018	2018
Goodwill	$—	$351.7
Property, plant and equipment and leasehold intangibles, net	6.9	47.7
Investment in unconsolidated ventures	—	33.4
Other intangible assets, net	—	1.7
Assets held for sale	9.2	12.0
Goodwill and asset impairment	$16.1	$446.5

Goodwill

During the three months ended March 31, 2018, the Company identified qualitative indicators of impairment, including a significant decline in the Company's stock price and market capitalization for a sustained period during the three months ended March 31, 2018. Based upon the Company's qualitative assessment, the Company performed a quantitative goodwill impairment test as of March 31, 2018, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. Based on the results of the Company's quantitative goodwill impairment test, the Company recorded a non-cash impairment charge of $351.7 million to goodwill and asset impairment within the Assisted Living and Memory Care operating segment for the three months ended March 31, 2018. See Note 2 for more information regarding the Company's policy for goodwill.

Property, Plant and Equipment and Leasehold Intangibles

During the three and six months ended June 30, 2018, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying value of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets primarily due to an expectation that certain communities will be disposed of prior to their previously intended holding periods. As a result of this change in intent, the Company compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over estimated fair value. The estimates of fair values of the property, plant and equipment of these communities were determined based on valuations provided by third-party pricing services and are classified within Level 3 of the valuation hierarchy. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $6.9 million and $47.7 million for the three and six months ended June 30, 2018, respectively, primarily within the Assisted Living and Memory Care segment.

Investment in Unconsolidated Ventures

The Company evaluates realization of its investment in ventures accounted for using the equity method if circumstances indicate that the Company's investment is other than temporarily impaired. During the three months ended March 31, 2018, the Company recorded non-cash impairment charges related to investments in unconsolidated ventures of $33.4 million. The impairment charges reflect the amount by which the carrying values of the investments exceeded their estimated fair value (using Level 3 inputs). The

Company did not record any impairment for the three months ended June 30, 2018 or for the three or six months ended June 30, 2019.

Right-of-Use Assets

The Company's adoption of ASU 2016-02 resulted in the recognition of the right-of-use assets for the operating leases for 25 communities to be recognized on the condensed consolidated balance sheet as of January 1, 2019 at the estimated fair value of $56.6 million as the Company determined that the long-lived assets of such communities were not recoverable as of such date. The fair value of the right-of-use assets was estimated utilizing a discounted cash flow approach based upon historical and projected community cash flows and market data, including management fees and a market supported lease coverage ratio (Level 3 inputs). The Company corroborated the estimated management fee rates and lease coverage ratios used in these estimates with lease coverage ratios observable from recent market transactions. The estimated future cash flows were discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. See Note 2 for more information regarding the recognition of right-of-use assets for operating leases upon the adoption of ASU 2016-02.
6.  Stock-Based Compensation

Grants of restricted shares under the Company's 2014 Omnibus Incentive Plan were as follows:

(in thousands, except for per share amounts)	Shares Granted	Weighted Average Grant Date Fair Value	Total Value
Three months ended March 31, 2019	4,047	$7.87	$31,857
Three months ended June 30, 2019	142	$6.51	$922

7.  Goodwill and Other Intangible Assets, Net

The Company's Independent Living and Health Care Services segments had a carrying value of goodwill of $27.3 million and $126.8 million, respectively, as of both June 30, 2019 and December 31, 2018.

Goodwill is tested for impairment annually with a test date of October 1 and sooner if indicators of impairment are present. The Company determined no impairment was necessary for the three and six months ended June 30, 2019. Factors the Company considers important in its analysis, which could trigger an impairment of such assets, include significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period and a decline in its market capitalization below net book value. A change in anticipated operating results or the other metrics indicated above could necessitate further analysis of potential impairment at an interval prior to the Company's annual measurement date. Refer to Note 5 for information on impairment expense for goodwill in 2018.

Other intangible assets as of June 30, 2019 and December 31, 2018 are summarized in the following tables:

	June 30, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Health care licenses	$42,323	$—	$42,323
Trade names	27,800	(27,585)	215
Total	$70,123	$(27,585)	$42,538

	December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$4,738	$—	$4,738
Health care licenses	42,323	—	42,323
Trade names	27,800	(26,295)	1,505
Management contracts	9,610	(6,704)	2,906
Total	$84,471	$(32,999)	$51,472

Amortization expense related to definite-lived intangible assets for both the three months ended June 30, 2019 and 2018 was $0.8 million and for the six months ended June 30, 2019 and 2018 was $1.6 million and $1.7 million, respectively. The Company recognized $2.6 million of non-cash impairment charges on management contract intangible assets during the three and six months ended June 30, 2019 for the termination of management contracts.

8.  Property, Plant and Equipment and Leasehold Intangibles, Net

As of June 30, 2019 and December 31, 2018, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Land	$455,590	$455,623
Buildings and improvements	4,791,438	4,749,877
Furniture and equipment	834,496	805,190
Resident and leasehold operating intangibles	319,179	477,827
Construction in progress	86,104	57,636
Assets under financing leases and leasehold improvements	1,810,335	1,776,649
Property, plant and equipment and leasehold intangibles	8,297,142	8,322,802
Accumulated depreciation and amortization	(3,083,017)	(3,047,375)
Property, plant and equipment and leasehold intangibles, net	$5,214,125	$5,275,427

Assets under financing leases and leasehold improvements includes $0.7 billion of financing lease right-of-use assets, net of accumulated amortization, as of both June 30, 2019 and December 31, 2018. Refer to Note 10 for further information on the Company’s financing leases.

The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $93.2 million and $115.3 million for the three months ended June 30, 2019 and 2018, respectively, and $189.3 million and $228.7 million for the six months ended June 30, 2019 and 2018, respectively.

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. Refer to Note 5 for additional information on impairment expense for property, plant and equipment and leasehold intangibles.

9.  Debt

Long-term debt as of June 30, 2019 and December 31, 2018 consists of the following:

(in thousands)	June 30, 2019	December 31, 2018
Mortgage notes payable due 2019 through 2047; weighted average interest rate of 4.88% for the six months ended June 30, 2019, less debt discount and deferred financing costs of $17.4 million and $18.6 million as of June 30, 2019 and December 31, 2018, respectively (weighted average interest rate of 4.75% in 2018)	$3,504,957	$3,579,931
Other notes payable, weighted average interest rate of 5.58% for the six months ended June 30, 2019 (weighted average interest rate of 5.85% in 2018) and maturity dates ranging from 2019 to 2021	67,615	60,249
Total long-term debt	3,572,572	3,640,180
Less current portion	267,153	294,426
Total long-term debt, less current portion	$3,305,419	$3,345,754

As of June 30, 2019 and December 31, 2018, the current portion of long-term debt within the Company's condensed consolidated financial statements includes $18.5 million and $31.2 million, respectively, of mortgage notes payable secured by assets held for sale. This debt is expected to be repaid with the proceeds from the sales. Refer to Note 4 for more information about the Company's assets held for sale.

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

The credit facility is secured by first priority mortgages on certain of the Company's communities. In addition, the Amended Agreement permits the Company to pledge the equity interests in subsidiaries that own other communities and grant negative pledges in connection therewith (rather than mortgaging such communities), provided that not more than 10% of the borrowing base may result from communities subject to negative pledges. Availability under the revolving credit facility will vary from time to time based on borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and the Company’s consolidated fixed charge coverage ratio. In July of 2019 the Company added three communities to the borrowing base.

The Amended Agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. Amounts drawn on the credit facility may be used for general corporate purposes.

As of June 30, 2019, no borrowings were outstanding on the revolving credit facility, $41.2 million of letters of credit were outstanding, and the revolving credit facility had $163.5 million of availability. The Company also had a separate unsecured credit facility of up to $47.5 million as of June 30, 2019. Letters of credit totaling $47.5 million had been issued under the separate facility as of that date. After giving effect to the addition of the three communities to the borrowing base described above, availability under the secured credit facility is $180.8 million as of August 6, 2019.

2019 Financings

On May 7, 2019, the Company obtained $111.1 million of debt secured by the non-recourse first mortgages on 14 communities. Sixty percent of the principal amount bears interest at a fixed rate of 4.52%, and the remaining forty percent of the principal amount bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 223 basis points. The debt matures in June 2029. The $111.1 million of proceeds from the financing along with cash on hand were utilized to repay $155.5 million of outstanding mortgage debt maturing in 2019.

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

As of June 30, 2019, the Company is in compliance with the financial covenants of its debt agreements.

10.  Leases

As of June 30, 2019, the Company operated 335 communities under long-term leases (244 operating leases and 91 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of such leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or the leased property revenue. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. As of June 30, 2019, the weighted-average remaining lease term of the Company’s operating and financing leases was 7.3 and 8.8 years, respectively. The leases generally provide for renewal or extension options from 5 to 20 years and in some instances, purchase options.

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

As of June 30, 2019, the Company is in compliance with the financial covenants of its long-term leases.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and cash flows from leasing transactions is as follows:

Operating Leases (in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Facility operating expense	$4,604	$9,229
Facility lease expense	67,689	136,357
Operating lease expense	72,293	145,586
Operating lease expense adjustment	4,429	8,812
Operating cash flows from operating leases	$76,722	$154,398

Non-cash recognition of right-of-use assets obtained in exchange for new operating lease obligations	$2,623	$3,981

Financing Leases (in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Depreciation and amortization	$11,677	$23,355
Interest expense: financing lease obligations	16,649	33,392
Financing lease expense	$28,326	$56,747

Operating cash flows from financing leases	$16,649	$33,392
Financing cash flows from financing leases	5,500	10,953
Total cash flows from financing leases	$22,149	$44,345

As of June 30, 2019, the weighted-average discount rate of the Company’s operating and financing leases was 8.6% and 7.8%, respectively. As the Company's community leases do not contain an implicit rate, the Company utilized its incremental borrowing rate based on information available on January 1, 2019 to determine the present value of lease payments for operating leases that commenced prior to that date.

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases recognized on the condensed consolidated balance sheet as of June 30, 2019 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
2019 (six months)	$152,768	$44,087
2020	307,826	89,003
2021	291,491	90,243
2022	288,319	91,633
2023	284,399	93,104
Thereafter	783,498	428,952
Total lease payments	2,108,301	837,022
Purchase option liability and non-cash gain on future sale of property	—	575,531
Imputed interest and variable lease payments	(581,835)	(548,966)
Total lease obligations	$1,526,466	$863,587

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

12.  Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(in thousands)	2019	2018
Supplemental Disclosure of Cash Flow Information:
Interest paid	$124,647	$133,000
Income taxes paid, net of refunds	1,916	1,421

Capital expenditures, net of related payables
Capital expenditures - non-development, net	$121,066	$89,417
Capital expenditures - development, net	10,623	13,390
Capital expenditures - non-development - reimbursable	1,000	1,764
Capital expenditures - development - reimbursable	—	695
Trade accounts payable	(10,392)	15,192
Net cash paid	$122,297	$120,458
Acquisition of assets, net of related payables and cash received:
Property, plant and equipment and leasehold intangibles, net	$—	$237,563

Other intangible assets, net	—	(4,796)
Financing lease obligations	—	36,120
Other liabilities	—	2,433
Net cash paid	$—	$271,320
Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$(5,798)	$(1,991)
Assets held for sale	(41,882)	(18,758)
Property, plant and equipment and leasehold intangibles, net	(688)	(87,864)
Investments in unconsolidated ventures	(156)	(58,179)
Financing lease obligations	—	93,514
Refundable fees and deferred revenue	—	8,345
Other liabilities	(1,762)	789
Gain on sale of assets, net	(2,144)	(66,753)
Net cash received	$(52,430)	$(130,897)
Lease termination and modification, net:
Prepaid expenses and other assets, net	$—	$(2,000)
Property, plant and equipment and leasehold intangibles, net	—	(52,920)
Financing lease obligations	—	21,898
Deferred liabilities	—	67,950
Loss on facility lease termination and modification, net	—	22,260
Net cash paid (1)	$—	$57,188

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Assets designated as held for sale:
Prepaid expenses and other assets, net	$(5)	$—
Assets held for sale	(4,928)	58,445
Property, plant and equipment and leasehold intangibles, net	4,933	(58,445)
Net	$—	$—
Lease termination and modification, net:
Prepaid expenses and other assets, net	$(648)	$(2,813)
Property, plant and equipment and leasehold intangibles, net	(1,666)	2,959
Financing lease obligations	—	(2,375)
Operating lease right-of-use assets	(8,644)	—
Operating lease obligations	9,289	—
Deferred liabilities	—	(122,304)
Other liabilities	(337)	326
Loss on facility lease termination and modification, net	2,006	124,207
Net	$—	$—

(1)
The net cash paid to terminate community leases is presented within the condensed consolidated statement of cash flows based upon the lease classification of the terminated leases. Net cash paid of $46.6 million for the termination of operating leases is presented within net cash provided by (used in) operating activities and net cash paid of $10.5 million for the termination of capital leases is presented within net cash provided by (used in) financing activities for the six months ended June 30, 2018.

During the three months ended June 30, 2019, the Company and its joint venture partner contributed cash in an aggregate amount of $13.3 million to a consolidated joint venture which owns three senior housing communities. The Company obtained a $6.6 million promissory note receivable from its joint venture partner secured by a 50% equity interest in the joint venture in a non-cash exchange for the Company funding the $13.3 million aggregate contribution in cash.

	Six Months Ended June 30,
(in thousands)	2019	2018
Notes receivable:
Other assets, net	$6,566	$—
Noncontrolling interest	(6,566)	—
Net	$—	$—

Refer to Note 2 for a schedule of the non-cash adjustments to the Company's condensed consolidated balance sheet as of January 1, 2019 as a result of the adoption of new accounting standards and Note 10 for a schedule of the non-cash recognition of right-of-use assets obtained in exchange for new operating lease obligations.

Restricted cash consists principally of escrow deposits for real estate taxes, property insurance, and capital expenditures required by certain lenders under mortgage debt agreements and deposits as security for self-insured retention risk under workers' compensation programs and property insurance programs. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in thousands)	June 30, 2019	December 31, 2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$255,999	$398,267
Restricted cash	26,256	27,683
Long-term restricted cash	42,704	24,268
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$324,959	$450,218

13.  Income Taxes

The difference between the Company's effective tax rate for the three and six months ended June 30, 2019 and June 30, 2018 was primarily due to the non-deductible impairment of goodwill that occurred in the three months ended March 31, 2018 and the adjustment from stock-based compensation, which was greater in the six months ended June 30, 2018 compared to the six months ended June 30, 2019.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $13.0 million and $19.5 million for the three and six months ended June 30, 2019, respectively. The benefit includes $13.0 million and $21.2 million as a result of the operating losses for the three and six months ended June 30, 2019, respectively. The benefit was reduced by a $1.7 million reduction in the deferred tax asset related to employee stock compensation for the six months ended June 30, 2019. The benefit for the three and six months ended June 30, 2019 is offset by increases in the valuation allowance of $13.3 million and $20.0 million, respectively. The change in the valuation allowance for the three and six months ended June 30, 2019 is the result of the anticipated reversal of future tax liabilities offset by future tax deduction. The Company recorded an aggregate deferred federal, state, and local tax benefit of $46.4 million and $55.9 million as a result of the operating loss for the three and six months ended June 30, 2018, which was offset by an increase in the valuation allowance of $30.3 million and $54.9 million, respectively.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of June 30, 2019 and December 31, 2018 was $370.2 million and $336.4 million, respectively.

The increase in the valuation allowance during the six months ended June 30, 2019 is comprised of multiple components. The increase includes $13.8 million resulting from the adoption of ASC 842 and the related addition of future timing differences recorded in the three months ended March 31, 2019. An additional $21.7 million of allowance was established against the current operating loss incurred during the six months ended June 30, 2019. Offsetting the increases was a decrease of $1.7 million of allowance as a result of removal of future timing differences related to employee stock compensation recorded in the three months ended March 31, 2019.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act ("Tax Act") into law. The Tax Act limits the annual deductibility of a corporation's net interest expense unless it elects to be exempt from such deductibility limitation under the real property trade or business exception. The Company plans to elect the real property trade or business exception with the 2018 tax return. As such, the Company is required to apply the alternative depreciation system ("ADS") to all current and future residential real property and qualified improvement property assets. This change impacts the current and future tax depreciation deductions and impacted the Company's valuation allowance accordingly. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company's state and local income tax returns, state and local net operating losses, and corresponding valuation allowances.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three and six months ended June 30, 2019 and 2018 which are included in income tax expense or benefit for the period. As of June 30, 2019, tax returns for years 2014 through 2017 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

14.  Revenue

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by payor source, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. See details on a reportable segment basis in the tables below.

	Three Months Ended June 30, 2019
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$135,348	$433,589	$71,092	$193	$640,222
Government reimbursement	603	16,636	20,196	91,614	129,049
Other third-party payor programs	—	—	9,965	22,627	32,592
Total resident fee revenue	$135,951	$450,225	$101,253	$114,434	$801,863

	Three Months Ended June 30, 2018
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$158,405	$503,806	$73,392	$157	$735,760
Government reimbursement	888	18,221	21,379	90,605	131,093
Other third-party payor programs	—	—	10,025	19,091	29,116
Total resident fee revenue	$159,293	$522,027	$104,796	$109,853	$895,969

	Six Months Ended June 30, 2019
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$270,393	$875,500	$142,625	$383	$1,288,901
Government reimbursement	1,252	33,251	41,683	180,271	256,457
Other third-party payor programs	—	—	20,672	45,312	65,984
Total resident fee revenue	$271,645	$908,751	$204,980	$225,966	$1,611,342

	Six Months Ended June 30, 2018
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$315,912	$1,018,070	$144,113	$426	$1,478,521
Government reimbursement	1,778	36,237	45,085	183,232	266,332
Other third-party payor programs	—	—	20,667	36,715	57,382
Total resident fee revenue	$317,690	$1,054,307	$209,865	$220,373	$1,802,235

The Company has not further disaggregated management fee revenues and revenue for reimbursed costs incurred on behalf of managed communities as the economic factors affecting the nature, timing, amount, and uncertainty of revenue and cash flows do not significantly vary within each respective revenue category.

Contract Balances

Resident fee revenue for recurring and routine monthly services is generally billed monthly in advance under the Company's independent living, assisted living, and memory care residency agreements. Resident fee revenue for standalone or certain health care services is generally billed monthly in arrears. Additionally, non-refundable community fees are generally billed and collected in advance or upon move-in of a resident under the Company's independent living, assisted living, and memory care residency agreements. Amounts of revenue that are collected from residents in advance are recognized as deferred revenue until the performance obligations are satisfied. The Company had total deferred revenue (included within refundable fees and deferred revenue, deferred liabilities, and other liabilities within the condensed consolidated balance sheets) of $81.7 million and $106.4 million, including $32.0 million and $50.6 million of monthly resident fees billed and received in advance, as of June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2019 and 2018, the Company recognized $72.7 million and $68.9 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2019 and 2018. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

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

The following table sets forth selected segment financial and operating data:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue:
Independent Living (1)	$135,951	$159,293	$271,645	$317,690
Assisted Living and Memory Care (1)	450,225	522,027	908,751	1,054,307
CCRCs (1)	101,253	104,796	204,980	209,865
Health Care Services (1)	114,434	109,853	225,966	220,373
Management Services (2)	217,594	259,231	450,159	540,199
Total revenue	$1,019,457	$1,155,200	$2,061,501	$2,342,434
Segment operating income: (3)
Independent Living	$51,459	$65,134	$104,335	$129,556
Assisted Living and Memory Care	133,144	169,737	273,843	346,275
CCRCs	17,847	23,819	39,484	48,482
Health Care Services	9,167	10,203	17,340	18,521
Management Services	15,449	17,071	31,192	35,752
Total segment operating income	227,066	285,964	466,194	578,586
General and administrative expense (including non-cash stock-based compensation expense)	57,576	62,907	113,887	144,342
Facility operating lease expense	67,689	81,960	136,357	162,360
Depreciation and amortization	94,024	116,116	190,912	230,371
Goodwill and asset impairment	3,769	16,103	4,160	446,466
Loss on facility lease termination and modification, net	1,797	146,467	2,006	146,467
Income (loss) from operations	$2,211	$(137,589)	$18,872	$(551,420)

	As of
(in thousands)	June 30, 2019	December 31, 2018
Total assets:
Independent Living	$1,469,683	$1,104,774
Assisted Living and Memory Care	4,293,648	3,684,170
CCRCs	792,344	707,819
Health Care Services	270,496	254,950
Corporate and Management Services	633,311	715,547
Total assets	$7,459,482	$6,467,260

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes management fees and reimbursements of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment facility operating expense (excluding depreciation and amortization) and costs incurred on behalf of managed communities.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. Although these forward looking statements are based on assumptions and expectations that we believe are reasonable, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, events which adversely affect the ability of seniors to afford resident fees and entrance fees, including downturns in the economy, national or local housing markets, consumer confidence or the equity markets and unemployment among family members; changes in reimbursement rates, methods or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the impact of ongoing healthcare reform efforts; the effects of continued new senior housing construction and development, oversupply and increased competition; disruptions in the financial markets that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; the risks associated with current global economic conditions and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, interest rates and tax rates; our ability to generate sufficient cash flow to cover required interest and long-term lease payments and to fund our planned capital projects; the effect of our indebtedness and long-term leases on our liquidity; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the effect of our borrowing base calculations and our consolidated fixed charge coverage ratio on availability under our revolving credit facility; increased competition for or a shortage of personnel, wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; failure to maintain the security and functionality of our information systems or to prevent a cybersecurity attack or breach; our ability to complete pending or expected disposition or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; our ability to obtain additional capital on terms acceptable to us; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; delays in obtaining regulatory approvals; risks associated with the lifecare benefits offered to residents of certain of our entrance fee CCRCs; terminations, early or otherwise, or non-renewal of management agreements; conditions of housing markets, regulatory changes and acts of nature in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease; departures of key officers and potential disruption caused by changes in management; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; actions of activist stockholders; market conditions and capital allocation decisions that may influence our determination from time to time whether to purchase any shares under our existing share repurchase program and our ability to fund any repurchases; our ability to maintain consistent quality control; a decrease in the overall demand for senior housing; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; costs to respond to, and adverse determinations resulting from, government reviews, audits and investigations; unanticipated costs to comply with legislative or regulatory developments; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

As of June 30, 2019, we are the largest operator of senior living communities in the United States based on total capacity, with 809 communities in 45 states and the ability to serve approximately 77,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). We also offer a range of home health, hospice, and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities.

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

Community Portfolio

As of June 30, 2019, we owned 336 communities (31,165 units), leased 335 communities (24,044 units), managed 17 communities (7,306 units) on behalf of unconsolidated ventures, and managed 121 communities (14,145 units) on behalf of third parties. During the next 12 months, we expect to close on the dispositions of five owned communities (889 units) classified as held for sale as of June 30, 2019, which resulted in $46.3 million being recorded as assets held for sale and $18.5 million of mortgage debt being included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to such communities. This debt is expected to be repaid with the proceeds from the sales. Assets held for sale as of June 30, 2019 include five communities under contract, and we continue to market several other communities, as part of our real estate strategy announced in 2018. During the next 12 months we also anticipate terminations of certain of our management arrangements with third parties as we transition to new operators our interim management on formerly leased communities and our management on certain former unconsolidated ventures in which we sold our interest. The closings of the various pending and expected transactions are, or will be subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Completed Transactions and Impact of Dispositions on Results of Operations

During 2017 and 2018 we undertook an initiative to optimize our community portfolio under which we disposed of owned and leased communities and restructured leases. Further, in 2018 we evaluated our owned-community portfolio for opportunities to monetize select high-value communities. As a result of these initiatives, lease restructuring, expiration and termination activity, and other transactions, during the period of January 1, 2018 to June 30, 2019 we disposed of an aggregate of 30 owned communities (2,534 units) and our triple-net lease obligations on an aggregate of 97 communities (9,636 units) were terminated. During this period we also sold our ownership interests in five unconsolidated ventures and acquired six communities that we previously leased or managed. We agreed to manage a number of formerly leased communities on an interim basis until the communities have been transitioned to new managers, and during such interim periods those communities are reported in the Management Services segment.

Summaries of the significant transactions impacting the periods presented, and the impacts of dispositions of owned and leased communities on our results of operations, are included below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for more details regarding the terms of such transactions, including transactions we entered into with Ventas, Inc. ("Ventas"), Welltower Inc. ("Welltower") and HCP, Inc. ("HCP") during 2017 and 2018, which together restructured a significant portion of our triple-net lease obligations with our largest lessors.

Summaries of Completed Transactions

•
Dispositions of Owned Communities. During the year ended December 31, 2018, we completed the sale of 22 owned communities (1,819 units) for cash proceeds of $380.7 million, net of transaction costs. These dispositions included the sale of three communities during the six months ended June 30, 2018 for cash proceeds of $12.8 million, net of associated debt and transaction costs, and for which we recognized a net gain on sale of assets of $1.9 million. During the six months ended

June 30, 2019, we completed the sale of eight owned communities (715 units) for cash proceeds of $39.0 million, net of associated debt and transaction costs, and for which we recognized a net gain on sale of assets of $1.6 million and $0.9 million for the three and six months ended June 30, 2019, respectively.

•
Welltower. Pursuant to transactions we entered into with Welltower in June 2018, our triple-net lease obligations on 37 communities (4,095 units) were terminated effective June 30, 2018. We paid Welltower an aggregate lease termination fee of $58.0 million, and we recognized a $22.6 million loss on lease termination during the three months ended June 30, 2018. In addition, effective June 30, 2018, we sold our 20% equity interest in our Welltower RIDEA venture to Welltower for net proceeds of $33.5 million and for which we recognized a $14.7 million gain on sale during the three months ended June 30, 2018. We also elected not to renew two master leases with Welltower which matured on September 30, 2018 (11 communities; 1,128 units). In addition, the parties separately agreed to allow us to terminate leases with respect to, and to remove from the remaining Welltower leased portfolio, a number of communities with annual aggregate base rent up to $5.0 million upon Welltower's sale of such communities, and we would receive a corresponding 6.25% rent credit on Welltower's disposition proceeds.

•
Ventas. During the three months ended June 30, 2018, we recognized a $125.7 million non-cash loss on lease modification in connection with our restructuring a portfolio of 128 communities that we leased from Ventas into a Master Lease and Security Agreement (the "Ventas Master Lease"), primarily for the extension of the triple-net lease obligations for communities with lease terms that were unfavorable to us given market conditions on the amendment date in exchange for modifications to the change of control provisions and financial covenant provisions of the community leases. Pursuant to the Ventas Master Lease, we have exercised our right to direct Ventas to market for sale 28 communities. Ventas is obligated to use commercially reasonable, diligent efforts to sell such communities on or before December 31, 2020 (subject to extension for regulatory purposes); provided, that Ventas' obligation to sell any such community is subject to Ventas' receiving a purchase price in excess of a mutually agreed upon minimum sale price and to certain other customary closing conditions. Upon any such sale, such communities will be removed from the Ventas Master Lease, and the annual minimum rent under the Ventas Master Lease will be reduced by the amount of the net sale proceeds received by Ventas multiplied by 6.25%. During the three months ended June 30, 2019, five (306 units) of the 28 communities identified were sold by Ventas and removed from the Ventas Master Lease, and the annual minimum rent was prospectively reduced by $1.5 million.

•
HCP. Pursuant to transactions we entered into with HCP in November 2017, during the three months ended June 30, 2018, we acquired five communities (858 units) from HCP, two of which we formerly leased, for an aggregate purchase price of $242.8 million, and during the three months ended March 31, 2018, we acquired one community (137 units) for an aggregate purchase price of $32.1 million. During the year ended December 31, 2018 leases with respect to 33 communities (3,123 units) were terminated, and such communities were removed from our master lease with HCP. In addition, during the three months ended March 31, 2018, HCP acquired our 10% ownership interest in our RIDEA venture with HCP for $62.3 million and for which we recognized a $41.7 million gain on sale. Management agreements for 35 communities with former unconsolidated ventures with HCP have been terminated by HCP since November 2017. We expect the termination of management agreements on two communities (190 units) to occur during the remainder of 2019, and we have recognized a $9.3 million non-cash management contract termination gain, of which $0.3 million and $2.8 million was recognized during the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $5.1 million was recognized during the six months ended June 30, 2019 and 2018 respectively.

•
Blackstone. During the three months ended September 30, 2018, leases for two communities owned by a former unconsolidated venture with affiliates of Blackstone Real Estate Advisors VIII L.P. were terminated, and we sold our 15% equity interest in the venture. We paid an aggregate fee of $2.0 million to complete the multi-part transaction.

Summary of Financial Impact of Completed Dispositions

The following tables set forth, for the periods indicated, the amounts included within our consolidated financial data for the 124 communities that we disposed through sales and lease terminations during the period from April 1, 2018 to June 30, 2019 through the respective disposition dates:

	Three Months Ended June 30, 2019
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$135,951	$—	$135,951
Assisted Living and Memory Care	450,225	2,176	448,049
CCRCs	101,253	—	101,253
Senior housing resident fees	$687,429	$2,176	$685,253
Facility operating expense
Independent Living	$84,492	$—	$84,492
Assisted Living and Memory Care	317,081	1,562	315,519
CCRCs	83,406	—	83,406
Senior housing facility operating expense	$484,979	$1,562	$483,417
Cash facility lease payments	$94,267	$306	$93,961

	Three Months Ended June 30, 2018
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$159,293	$29,241	$130,052
Assisted Living and Memory Care	522,027	86,151	435,876
CCRCs	104,796	4,213	100,583
Senior housing resident fees	$786,116	$119,605	$666,511
Facility operating expense
Independent Living	$94,159	$17,016	$77,143
Assisted Living and Memory Care	352,290	60,854	291,436
CCRCs	80,977	3,859	77,118
Senior housing facility operating expense	$527,426	$81,729	$445,697
Cash facility lease payments	$125,228	$32,228	$93,000

The following tables set forth, for the periods indicated, the amounts included within our consolidated financial data for the 127 communities that we disposed through sales and lease terminations during the period from January 1, 2018 to June 30, 2019 through the respective disposition dates:

	Six Months Ended June 30, 2019
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$271,645	$—	$271,645
Assisted Living and Memory Care	908,751	12,282	896,469
CCRCs	204,980	—	204,980
Senior housing resident fees	$1,385,376	$12,282	$1,373,094
Facility operating expense
Independent Living	$167,310	$—	$167,310
Assisted Living and Memory Care	634,908	10,100	624,808
CCRCs	165,496	—	165,496
Senior housing facility operating expense	$967,714	$10,100	$957,614
Cash facility lease payments	$189,514	$1,451	$188,063

	Six Months Ended June 30, 2018
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$317,690	$60,871	$256,819
Assisted Living and Memory Care	1,054,307	178,267	876,040
CCRCs	209,865	10,705	199,160
Senior housing resident fees	$1,581,862	$249,843	$1,332,019
Facility operating expense
Independent Living	$188,134	$35,668	$152,466
Assisted Living and Memory Care	708,032	125,423	582,609
CCRCs	161,383	9,917	151,466
Senior housing facility operating expense	$1,057,549	$171,008	$886,541
Cash facility lease payments	$255,483	$66,935	$188,548

The following table sets forth the number of communities and units in our senior housing segments disposed through sales and lease terminations during the six months ended June 30, 2019 and twelve months ended December 31, 2018:

	Six Months Ended June 30,	Twelve Months Ended December 31,
	2019	2018
Number of communities
Independent Living	—	17
Assisted Living and Memory Care	16	91
CCRCs	—	3
Total	16	111
Total units
Independent Living	—	2,864
Assisted Living and Memory Care	1,322	7,437
CCRCs	—	547
Total	1,322	10,848

Other Recent Developments

Impact of New Lease Accounting Standard

We adopted the new lease accounting standard (ASC 842) effective January 1, 2019. Adoption of the new lease standard and its application to residency agreements and costs related thereto resulted in the recognition of additional non-cash resident fees and facility operating expense for the three and six months ended June 30, 2019. The result was a non-cash net impact to net income (loss) and Adjusted EBITDA of negative $6.5 million and $13.0 million for the three and six months ended June 30, 2019, respectively. For the full year 2019, we expect the non-cash net impact of adoption of the new lease standard and application to our residency agreements and costs related thereto to be negative $27.0 million to net income (loss) and Adjusted EBITDA. Adoption of the new lease standard had no impact on the amount of net cash provided by (used in) operating activities and Adjusted Free Cash Flow for the three and six months ended June 30, 2019 and is not expected to have any impact on such measures for the full year.

Increased Competitive Pressures

During and since 2016 we have experienced an elevated rate of competitive new openings, with significant new competition opening in several of our markets, which has adversely affected our occupancy, revenues, results of operations, and cash flow. We expect the elevated rate of competitive new openings and pressures on our occupancy and rate growth to continue through 2019. Such increased level of new openings and oversupply, as well as lower levels of unemployment, generally have also contributed to increased competition for community leadership and personnel and wage pressures. We continue to address new competition by focusing on operations with the objective to ensure high customer satisfaction, retain key leadership, and actively engage district and regional management in community operations; enhancing our local and national marketing and public relations efforts; and evaluating current community position relative to competition and repositioning if necessary (e.g., services, amenities, programming and price). We also continue to invest above industry to improve the total rewards program and performance management, training, and development program for our community leaders and staff.

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

Program Max Initiative

During the six months ended June 30, 2019, we made continued progress on our Program Max initiative under which we expand, renovate, redevelop, and reposition certain of our existing communities where economically advantageous. During such period, we invested $10.6 million on Program Max projects. We currently have 20 Program Max projects that have been approved, most of which have begun construction and are expected to generate 88 net new units.

Tax Reform

On December 22, 2017, the President signed the Tax Cuts and Jobs Act ("Tax Act") into law. The Tax Act limits the annual deductibility of a corporation's net interest expense unless it elects to be exempt from such deductibility limitation under the real property trade or business exception. The Company plans to elect the real property trade or business exception with the 2018 tax return. As such, the Company is required to apply the alternative depreciation system ("ADS") to all current and future residential real property and qualified improvement property assets. This change impacts the current and future tax depreciation deductions and impacted the Company's valuation allowance accordingly. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company's state and local income tax returns, state and local net operating losses, and corresponding valuation allowances.

Results of Operations

As of June 30, 2019 our total operations included 809 communities with a capacity to serve approximately 77,000 residents. As of that date we owned 336 communities (31,165 units), leased 335 communities (24,044 units), managed 17 communities (7,306 units) on behalf of unconsolidated ventures, and managed 121 communities (14,145 units) on behalf of third parties. The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The results of operations for any particular period are not necessarily indicative of results for any future period. Transactions completed during the period of January 1, 2018 to June 30, 2019 significantly affect the comparability of our results of operations, and summaries of such transactions and their impact on our results of operations are above under "Recent Transaction Activity and Impact to Results of Operations."

This section uses the operating measures defined below. Our adoption and application of the new lease accounting standard has impacted our results for the three and six months ended June 30, 2019, and will impact our results for the remaining 2019 periods, due to our recognition of additional resident fee revenue and facility operating expense, which is non-cash and is non-recurring in future years. To aid in comparability between periods, presentations of our results on a same community basis and RevPAR and RevPOR exclude the impact of the lease accounting standard.

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

Comparison of Three Months Ended June 30, 2019 and 2018

Summary Operating Results

The following table summarizes our overall operating results for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2019	2018	Amount	Percent
Total revenue	$1,019,457	$1,155,200	$(135,743)	(11.8)%
Facility operating expense	590,246	627,076	(36,830)	(5.9)%
Net income (loss)	(56,055)	(165,509)	(109,454)	(66.1)%
Adjusted EBITDA	104,036	147,217	(43,181)	(29.3)%

The decrease in total revenue was primarily attributable to the disposition of 124 communities through sales of owned communities and lease terminations since the beginning of the prior year period, which resulted in $117.4 million less in resident fees during the three months ended June 30, 2019 compared to the prior year period. The decrease in resident fees was partially offset by a 1.9% increase in same community RevPAR at the 650 communities we owned or leased during both full periods, comprised of a 3.3% increase in same community RevPOR and a 110 basis points decrease in same community weighted average occupancy. Additionally, management services revenue, including management fees and reimbursed costs incurred on behalf of managed communities, decreased $41.6 million primarily due to terminations of management agreements subsequent to the beginning of the prior year period.

The decrease in facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $80.2 million less in facility operating expense during the three months ended June 30, 2019 compared to the prior year period. The decrease was partially offset by a 5.5% increase in same community facility operating expense, which was primarily due to an increase in labor expense attributable to wage rate increases and increased use of overtime. There was also an increase in advertising, repairs and maintenance, and insurance costs during the period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense of approximately $5.3 million and $11.8 million, respectively, during the second quarter of 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense excludes approximately $4.9 million and $11.0 million, respectively, of such additional revenue and expenses.

The improvement to net income (loss) was primarily attributable to a decrease in loss on facility lease termination and modification compared to the prior period, offset by a decrease in net gain on sale of assets and the revenue and facility operating expense factors noted above. We recognized a loss on lease termination and modification of $146.5 million for the three months ended June 30, 2018 primarily as a result of agreements with Ventas and Welltower. Net gain on sale of assets was $2.8 million for the three months ended June 30, 2019 compared to $23.3 million for the prior year period.

The decrease in Adjusted EBITDA was primarily attributable to the revenue and facility operating expense factors noted above, offset by lower cash facility operating lease payments of $15.0 million.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the three months ended June 30, 2019 and 2018, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$687,429	$786,116	$(98,687)		(12.6)%
Facility operating expense	$484,979	$527,426	$(42,447)		(8.0)%

Number of communities (period end)	671	748	(77)		(10.3)%
Number of units (period end)	55,209	61,709	(6,500)		(10.5)%
Number of units (weighted average)	55,465	66,342	(10,877)		(16.4)%
RevPAR	$4,097	$3,948	$149		3.8%
Occupancy rate (weighted average)	83.5%	84.1%	(60	) bps	n/a
RevPOR	$4,909	$4,692	$217		4.6%

Same Community Operating Results and Data
Resident fees	$642,708	$631,016	$11,692		1.9%
Facility operating expense	$446,065	$422,647	$23,418		5.5%

Number of communities	650	650	—		—%
Total average units	51,905	51,930	(25)		—%
RevPAR	$4,125	$4,048	$77		1.9%
Occupancy rate (weighted average)	83.7%	84.8%	(110	) bps	n/a
RevPOR	$4,930	$4,773	$157		3.3%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended June 30, 2019 and 2018, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$135,951	$159,293	$(23,342)		(14.7)%
Facility operating expense	$84,492	$94,159	$(9,667)		(10.3)%

Number of communities (period end)	68	75	(7)		(9.3)%
Number of units (period end)	12,460	13,559	(1,099)		(8.1)%
Number of units (weighted average)	12,440	15,083	(2,643)		(17.5)%
RevPAR	$3,592	$3,520	$72		2.0%
Occupancy rate (weighted average)	89.1%	88.1%	100	bps	n/a
RevPOR	$4,033	$3,993	$40		1.0%

Same Community Operating Results and Data
Resident fees	$122,192	$118,595	$3,597		3.0%
Facility operating expense	$73,870	$69,887	$3,983		5.7%

Number of communities	63	63	—		—%
Total average units	11,335	11,358	(23)		(0.2)%
RevPAR	$3,593	$3,481	$112		3.2%
Occupancy rate (weighted average)	89.6%	89.1%	50	bps	n/a
RevPOR	$4,009	$3,905	$104		2.7%

The decrease in the segment’s resident fees was primarily attributable to the disposition of 17 communities since the beginning of the prior year period, which resulted in $29.2 million less in resident fees during the three months ended June 30, 2019 compared to the prior year period. The decrease in resident fees was partially offset by the increase in the segment’s same community RevPAR, comprised of a 2.7% increase in same community RevPOR and a 50 basis points increase in same community weighted average occupancy. The increase in the segment’s same community RevPOR was primarily the result of in-place rent increases.

The decrease in the segment’s facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $17.0 million less in facility operating expense during the three months ended June 30, 2019 compared to the prior year period. The decrease in facility operating expense was partially offset by an increase in the segment’s same community facility operating expense, including an increase in labor expense arising from wage rate increases and increased use of overtime. There was also an increase in advertising, repairs and maintenance, and insurance costs during the period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $1.9 million and $3.1 million, respectively, during the second quarter of 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $1.8 million and $2.8 million, respectively, of such additional revenue and expenses.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended June 30, 2019 and 2018, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$450,225	$522,027	$(71,802)		(13.8)%
Facility operating expense	$317,081	$352,290	$(35,209)		(10.0)%

Number of communities (period end)	577	645	(68)		(10.5)%
Number of units (period end)	36,175	41,266	(5,091)		(12.3)%
Number of units (weighted average)	36,451	44,403	(7,952)		(17.9)%
RevPAR	$4,092	$3,919	$173		4.4%
Occupancy rate (weighted average)	82.1%	82.9%	(80	) bps	n/a
RevPOR	$4,987	$4,725	$262		5.5%

Same Community Operating Results and Data
Resident fees	$431,283	$423,557	$7,726		1.8%
Facility operating expense	$297,836	$282,838	$14,998		5.3%

Number of communities	564	564	—		—%
Total average units	34,933	34,934	(1)		—%
RevPAR	$4,115	$4,041	$74		1.8%
Occupancy rate (weighted average)	82.3%	83.8%	(150	) bps	n/a
RevPOR	$5,003	$4,822	$181		3.8%

The decrease in the segment’s resident fees was primarily attributable to the disposition of 105 communities since the beginning of the prior year period, which resulted in $84.0 million less in resident fees during the three months ended June 30, 2019 compared to the prior year period. The decrease in resident fees was partially offset by the increase in the segment’s same community RevPAR, comprised of a 3.8% increase in same community RevPOR and a 150 basis points decrease in same community weighted average occupancy. The increase in the segment’s same community RevPOR was primarily the result of in-place rent increases. The decrease in the segment’s same community weighted average occupancy reflects the impact of new competition in our markets.

The decrease in the segment’s facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $59.3 million less in facility operating expense during the three months ended June 30, 2019 compared to the prior year period. The decrease in facility operating expense was partially offset by an increase in the segment’s same community facility operating expense, including an increase in labor expense arising from wage rate increases and increased use of overtime. There was also an increase in advertising, repairs and maintenance, and insurance costs during the period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $2.7 million and $7.4 million, respectively, during the second quarter of 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $2.6 million and $7.0 million, respectively, of such additional revenue and expenses.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended June 30, 2019 and 2018, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$101,253	$104,796	$(3,543)		(3.4)%
Facility operating expense	$83,406	$80,977	$2,429		3.0%

Number of communities (period end)	26	28	(2)		(7.1)%
Number of units (period end)	6,574	6,884	(310)		(4.5)%
Number of units (weighted average)	6,574	6,856	(282)		(4.1)%
RevPAR	$5,081	$5,079	$2		—%
Occupancy rate (weighted average)	80.6%	83.0%	(240	) bps	n/a
RevPOR	$6,305	$6,115	$190		3.1%

Same Community Operating Results and Data
Resident fees	$89,233	$88,864	$369		0.4%
Facility operating expense	$74,359	$69,922	$4,437		6.3%

Number of communities	23	23	—		—%
Total average units	5,637	5,638	(1)		—%
RevPAR	$5,254	$5,234	$20		0.4%
Occupancy rate (weighted average)	80.5%	82.4%	(190	) bps	n/a
RevPOR	$6,528	$6,349	$179		2.8%

The decrease in the segment’s resident fees was primarily attributable to the disposition of two communities since the beginning of the prior year period, which resulted in $4.2 million less in resident fees during the three months ended June 30, 2019 compared to the prior year period. The decrease in resident fees was partially offset by the increase in the segment’s same community RevPAR, comprised of a 2.8% increase in same community RevPOR and a 190 basis points decrease in same community weighted average occupancy. The increase in the segment’s same community RevPOR was primarily the result of in-place rent increases. The decrease in the segment’s same community weighted average occupancy reflects the impact of new competition in our markets.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment’s same community facility operating expense, including an increase in labor expense arising from wage rate increases and increased use of overtime. There was also an increase in advertising, repairs and maintenance, and insurance costs during the period. The increase in facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $3.9 million less in facility operating expense during the three months ended June 30, 2019 compared to the prior year period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $0.7 million and $1.3 million, respectively, during the second quarter of 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $0.6 million and $1.1 million, respectively, of such additional revenue and expenses.

Operating Results - Health Care Services Segment

The following table summarizes the operating results and data for our Health Care Services segment for the three months ended June 30, 2019 and 2018.

(in thousands, except census and treatment codes)	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
Resident fees	$114,434	$109,853	$4,581	4.2%
Facility operating expense	$105,267	$99,650	$5,617	5.6%

Home health average daily census	15,966	15,238	728	4.8%
Hospice average daily census	1,540	1,337	203	15.2%
Outpatient therapy treatment codes	169,924	176,065	(6,141)	(3.5)%

The increase in the segment’s resident fees was primarily attributable to an increase in volume for hospice services and an increase in home health average daily census, offset by unfavorable case-mix and community dispositions.

The increase in the segment’s facility operating expense was primarily attributable to an increase in labor costs arising from wage rate increases and the expansion of our hospice services.

Operating Results - Management Services Segment

The following table summarizes the operating results and data for our Management Services segment for the three months ended June 30, 2019 and 2018.

(in thousands, except communities, units, and occupancy)	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Management fees	$15,449	$17,071		$(1,622)	(9.5)%
Reimbursed costs incurred on behalf of managed communities	$202,145	$242,160		$(40,015)	(16.5)%

Number of communities (period end)	138	240	(102)		(42.5)%
Number of units (period end)	21,451	33,176	(11,725)		(35.3)%
Number of units (weighted average)	22,464	30,422	(7,958)		(26.2)%
Occupancy rate (weighted average)	82.8%	83.6%	(80	) bps	n/a

The decrease in management fees was primarily attributable to the transition of management arrangements on 80 net communities since the beginning of the prior year period, generally for interim management arrangements on formerly leased or owned communities and management arrangements on certain former unconsolidated ventures in which we sold our interest. Management fees of $15.4 million for the three months ended June 30, 2019 include $1.6 million of management fees attributable to communities for which our management agreements were terminated during such period and approximately $1.7 million of management fees attributable to approximately 35 communities that, as of June 30, 2019, we expect the terminations of our management agreements to occur in the next year, including interim management arrangements on formerly leased communities and management arrangements on certain former unconsolidated ventures in which we sold our interest.

The decrease in reimbursed costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended June 30, 2019 and 2018.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
General and administrative expense	$57,576	$62,907	$(5,331)	(8.5)%
Facility operating lease expense	67,689	81,960	(14,271)	(17.4)%
Depreciation and amortization	94,024	116,116	(22,092)	(19.0)%
Goodwill and asset impairment	3,769	16,103	(12,334)	(76.6)%
Loss on facility lease termination and modification, net	1,797	146,467	(144,670)	(98.8)%
Costs incurred on behalf of managed communities	202,145	242,160	(40,015)	(16.5)%
Interest income	2,813	2,941	(128)	(4.4)%
Interest expense	(62,828)	(73,901)	(11,073)	(15.0)%
Debt modification and extinguishment costs	(2,672)	(9)	2,663	NM
Equity in loss of unconsolidated ventures	(991)	(1,324)	(333)	(25.2)%
Gain on sale of assets, net	2,846	23,322	(20,476)	(87.8)%
Other non-operating income	3,199	5,505	(2,306)	(41.9)%
Benefit (provision) for income taxes	(633)	15,546	(16,179)	NM

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to a decrease in transaction and organizational restructuring costs. Transaction and organizational restructuring costs decreased $4.4 million compared to the prior period, to $0.6 million for the three months ended June 30, 2019. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity, our assessment of options and alternatives to enhance stockholder value, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance and retention costs. For the remainder of 2019 we expect to incur additional transaction costs related to stockholder relations advisory matters.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily due to lease termination activity since the beginning of the prior year quarter.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to disposition activity through sales and lease terminations since the beginning of the prior year quarter.

Goodwill and Asset Impairment. During the current year period, we recorded $3.8 million of non-cash impairment charges, primarily for management contract intangible assets associated with terminated contracts. During the prior year period, we recorded $16.1 million of non-cash impairment charges. The prior year period impairment charges primarily consisted of a $9.2 million decrease in the estimated selling prices of assets held for sale and a $6.9 million impairment of property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living and Memory Care segment. See Note 5 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the impairment charges.

Loss on Facility Lease Termination and Modification, Net. During the current year period, we recorded a $1.8 million loss on facility lease termination and modification, net for the termination of leases for seven communities. The decrease in loss on facility lease termination and modification, net was primarily due to a $125.7 million loss on the restructuring of community leases with Ventas and a $22.6 million loss on lease termination activity with Welltower during the three months ended June 30, 2018.

Costs Incurred on Behalf of Managed Communities. The decrease in costs incurred on behalf of managed communities was primarily due to terminations of management agreements subsequent to the beginning of the prior year period.

Interest Expense. The decrease in interest expense was primarily due to financing lease termination activity and the repayment of debt since the beginning of the prior year period.

Gain on Sale of Assets, Net. The decrease in gain on sale of assets, net was primarily due to a $16.9 million gain on sale of our investments in unconsolidated ventures and a $6.5 million gain on sale of three communities during the prior year period.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended June 30, 2019 and 2018 was primarily due to an increase in the full year valuation allowance projected in 2019 as compared to 2018.

We recorded an aggregate deferred federal, state, and local tax benefit of $13.0 million as a result of the operating loss for the three months ended June 30, 2019, offset by an increase in the valuation allowance of $13.3 million. The change in the valuation allowance for the three months ended June 30, 2019 resulted from anticipated reversal of future tax liabilities offset by future tax deductions. We recorded an aggregate deferred federal, state, and local tax benefit of $46.4 million as a result of the operating loss for the three months ended June 30, 2018, which was offset by an increase in the valuation allowance of $30.3 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of June 30, 2019 and December 31, 2018 was $370.2 million and $336.4 million, respectively.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended June 30, 2019 and 2018 which are included in provision for income tax for the period. Tax returns for years 2014 through 2017 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Operating Results - Unconsolidated Ventures

The Company’s proportionate share of Adjusted EBITDA of unconsolidated ventures was $10.9 million for the three months ended June 30, 2019, which represented a decrease of 22.9% from the three months ended June 30, 2018 primarily attributable to the sale of our interest in four unconsolidated ventures since the beginning of the prior year quarter.

Comparison of Six Months Ended June 30, 2019 and 2018

Summary Operating Results

The following table summarizes our overall operating results for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2019	2018	Amount	Percent
Total revenue	$2,061,501	$2,342,434	$(280,933)	(12.0)%
Facility operating expense	1,176,340	1,259,401	(83,061)	(6.6)%
Net income (loss)	(98,661)	(622,743)	(524,082)	(84.2)%
Adjusted EBITDA	220,619	294,373	(73,754)	(25.1)%

The decrease in total revenue was primarily attributable to the disposition of 127 communities through sales of owned communities and lease terminations since the beginning of the prior year period, which resulted in $237.6 million less in resident fees during the six months ended June 30, 2019 compared to the prior year period. The decrease in resident fees was partially offset by a 1.8% increase in same community RevPAR at the 650 communities we owned or leased during both full periods, comprised of a 3.2% increase in same community RevPOR and a 120 basis points decrease in same community weighted average occupancy. Additionally, management services revenue, including management fees and reimbursed costs incurred on behalf of managed communities, decreased $90.0 million primarily due to terminations of management agreements subsequent to the beginning of the prior year period.

The decrease in facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $160.9 million less in facility operating expense during the six months ended June 30, 2019 compared to the prior year period. The decrease was partially offset by a 4.9% increase in same community facility operating expense, which was primarily due to an increase in labor expense arising from wage rate increases and increased use of overtime. There was also an increase in advertising, repairs and maintenance, and insurance costs during the period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense of approximately $8.1 million and $21.0 million, respectively, during the six months ended June 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense excludes approximately $7.4 million and $19.5 million, respectively, of such additional revenue and expenses.

The improvement to net income (loss) was primarily attributable to decreases in goodwill and asset impairment expense and in loss on facility lease termination and modification compared to the prior period, offset by a decrease in net gain on sale of assets and the revenue and facility operating expense factors noted above. Goodwill and asset impairment expense was $4.2 million for the six months ended June 30, 2019 compared to $446.5 million for the prior year period. We recognized a loss on lease termination and modification of $146.5 million for the six months ended June 30, 2018 primarily as a result of agreements with Ventas and Welltower. Net gain on sale of assets was $2.1 million for the six months ended June 30, 2019 compared to a net gain on sale of assets of $66.8 million for the prior year period.

The decrease in Adjusted EBITDA was primarily attributable to the revenue and facility operating expense factors noted above, offset by lower general and administrative expenses (excluding non-cash stock-based compensation expense and transaction and organizational restructuring costs) of $7.1 million and lower cash facility operating lease payments of $31.5 million.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the six months ended June 30, 2019 and 2018 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$1,385,376	$1,581,862	$(196,486)		(12.4)%
Facility operating expense	$967,714	$1,057,549	$(89,835)		(8.5)%

Number of communities (period end)	671	748	(77)		(10.3)%
Number of units (period end)	55,209	61,709	(6,500)		(10.5)%
Number of units (weighted average)	55,963	66,450	(10,487)		(15.8)%
RevPAR	$4,100	$3,965	$135		3.4%
Occupancy rate (weighted average)	83.5%	84.3%	(80	) bps	n/a
RevPOR	$4,909	$4,705	$204		4.3%

Same Community Operating Results and Data
Resident fees	$1,290,900	$1,269,179	$21,721		1.7%
Facility operating expense	$885,819	$844,053	$41,766		4.9%

Number of communities	650	650	—		—%
Total average units	51,901	51,931	(30)		(0.1)%
RevPAR	$4,143	$4,071	$72		1.8%
Occupancy rate (weighted average)	83.9%	85.1%	(120	) bps	n/a
RevPOR	$4,938	$4,785	$153		3.2%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the six months ended June 30, 2019 and 2018, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$271,645	$317,690	$(46,045)		(14.5)%
Facility operating expense	$167,310	$188,134	$(20,824)		(11.1)%

Number of communities (period end)	68	75	(7)		(9.3)%
Number of units (period end)	12,460	13,559	(1,099)		(8.1)%
Number of units (weighted average)	12,435	15,064	(2,629)		(17.5)%
RevPAR	$3,597	$3,515	$82		2.3%
Occupancy rate (weighted average)	89.4%	87.9%	150	bps	n/a
RevPOR	$4,023	$3,998	$25		0.6%

Same Community Operating Results and Data
Resident fees	$244,649	$237,046	$7,603		3.2%
Facility operating expense	$146,041	$139,302	$6,739		4.8%

Number of communities	63	63	—		—%
Total average units	11,331	11,358	(27)		(0.2)%
RevPAR	$3,599	$3,479	$120		3.4%
Occupancy rate (weighted average)	89.9%	88.9%	100	bps	n/a
RevPOR	$4,003	$3,912	$91		2.3%

The decrease in the segment’s resident fees was primarily attributable to the disposition of 17 communities since the beginning of the prior year period, which resulted in $60.9 million less in resident fees during the six months ended June 30, 2019 compared to the prior year period. The decrease in resident fees was partially offset by the increase in the segment’s same community RevPAR, comprised of a 2.3% increase in same community RevPOR and a 100 basis points increase in same community weighted average occupancy. The increase in the segment’s same community RevPOR was primarily the result of in-place rent increases. Additionally, the decrease in resident fees was partially offset by $3.5 million of additional revenue for one community acquired subsequent to the beginning of the prior year period.

The decrease in the segment’s facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $35.7 million less in facility operating expense during the six months ended June 30, 2019 compared to the prior year period. The decrease in facility operating expense was partially offset by an increase in the segment’s same community facility operating expense including an increase in labor expense arising from wage rate increases and increased use of overtime. There was also an increase in advertising, repairs and maintenance, and insurance costs during the period. Additionally, the decrease in facility operating expense was partially offset by $2.0 million of additional facility operating expense for one community acquired subsequent to the beginning of the prior year period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $3.3 million and $5.7 million, respectively, during the six months ended June 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $3.0 million and $5.3 million, respectively, of such additional revenue and expenses.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the six months ended June 30, 2019 and 2018, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$908,751	$1,054,307	$(145,556)		(13.8)%
Facility operating expense	$634,908	$708,032	$(73,124)		(10.3)%

Number of communities (period end)	577	645	(68)		(10.5)%
Number of units (period end)	36,175	41,266	(5,091)		(12.3)%
Number of units (weighted average)	36,964	44,588	(7,624)		(17.1)%
RevPAR	$4,081	$3,941	$140		3.6%
Occupancy rate (weighted average)	81.8%	83.2%	(140	) bps	n/a
RevPOR	$4,987	$4,738	$249		5.3%

Same Community Operating Results and Data
Resident fees	$865,307	$852,475	$12,832		1.5%
Facility operating expense	$592,043	$565,404	$26,639		4.7%

Number of communities	564	564	—		—%
Total average units	34,933	34,935	(2)		—%
RevPAR	$4,128	$4,067	$61		1.5%
Occupancy rate (weighted average)	82.4%	84.2%	(180	) bps	n/a
RevPOR	$5,015	$4,833	$182		3.8%

The decrease in the segment’s resident fees was primarily attributable to the disposition of 107 communities since the beginning of the prior year period, which resulted in $166.0 million less in resident fees during the six months ended June 30, 2019 compared to the prior year period. The decrease in resident fees was partially offset by the increase in the segment’s same community RevPAR, comprised of a 3.8% increase in same community RevPOR and a 180 basis points decrease in same community weighted average occupancy. The increase in the segment’s same community RevPOR was primarily the result of in-place rent increases. The decrease in the segment’s same community weighted average occupancy reflects the impact of new competition in our markets. Additionally, the decrease in resident fees was partially offset by $1.7 million of additional revenue for two communities acquired subsequent to the beginning of the prior year period.

The decrease in the segment’s facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $115.3 million less in facility operating expense during the six months ended June 30, 2019 compared to the prior year period. The decrease in facility operating expense was partially offset by an increase in the segment’s same community facility operating expense, including an increase in labor expense arising from wage rate increases and increased use of overtime. There was also an increase in advertising, repairs and maintenance, and insurance costs during the period. Additionally, the decrease in facility operating expense was partially offset by $1.3 million of additional facility operating expense for two communities acquired subsequent to the beginning of the prior year period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $3.6 million and $12.8 million, respectively, during the six months ended June 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $3.4 million and $12.1 million, respectively, of such additional revenue and expenses.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the six months ended June 30, 2019 and 2018, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$204,980	$209,865	$(4,885)		(2.3)%
Facility operating expense	$165,496	$161,383	$4,113		2.5%

Number of communities (period end)	26	28	(2)		(7.1)%
Number of units (period end)	6,574	6,884	(310)		(4.5)%
Number of units (weighted average)	6,564	6,798	(234)		(3.4)%
RevPAR	$5,156	$5,125	$31		0.6%
Occupancy rate (weighted average)	81.7%	83.5%	(180	) bps	n/a
RevPOR	$6,308	$6,137	$171		2.8%

Same Community Operating Results and Data
Resident fees	$180,944	$179,658	$1,286		0.7%
Facility operating expense	$147,735	$139,347	$8,388		6.0%

Number of communities	23	23	—		—%
Total average units	5,637	5,638	(1)		—%
RevPAR	$5,327	$5,291	$36		0.7%
Occupancy rate (weighted average)	81.6%	83.1%	(150	) bps	n/a
RevPOR	$6,531	$6,366	$165		2.6%

The decrease in the segment’s resident fees was primarily attributable to the disposition of three communities since the beginning of the prior year period, which resulted in $10.7 million less in resident fees during the six months ended June 30, 2019 compared to the prior year period. The decrease in resident fees was partially offset by the increase in the segment’s same community RevPAR, comprised of a 2.6% increase in same community RevPOR and a 150 basis points decrease in same community weighted average occupancy. The increase in the segment’s same community RevPOR was primarily the result of in-place rent increases. The decrease in the segment’s same community weighted average occupancy reflects the impact of new competition in our markets. Additionally, the decrease in resident fees was partially offset by $4.0 million of additional revenue for one community acquired subsequent to the beginning of the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment’s same community facility operating expense, including an increase in labor expense arising from wage rate increases and increased use of overtime. There was also an increase in advertising, repairs and maintenance, and insurance costs during the period. Additionally, there was $2.2 million of additional facility operating expense for one community acquired subsequent to the beginning of the prior year period. The increase in facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $9.9 million less in facility operating expense during the six months ended June 30, 2019 compared to the prior year period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $1.1 million and $2.5 million, respectively, during the six months ended June 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $1.0 million and $2.1 million, respectively, of such additional revenue and expenses.

Operating Results - Health Care Services Segment

The following table summarizes the operating results and data for our Health Care Services segment for the six months ended June 30, 2019 and 2018.

(in thousands, except census and treatment codes)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
Resident fees	$225,966	$220,373	$5,593	2.5%
Facility operating expense	$208,626	$201,852	$6,774	3.4%

Home health average daily census	15,935	15,367	568	3.7%
Hospice average daily census	1,485	1,319	166	12.6%
Outpatient therapy treatment codes	328,467	343,325	(14,858)	(4.3)%

The increase in the segment’s resident fees was primarily attributable to an increase in volume for hospice services. Home health revenue also increased due to higher average daily census, offset by unfavorable case-mix and community dispositions.

The increase in the segment’s facility operating expense was primarily attributable to an increase in labor costs arising from wage rate increases and the expansion of our hospice services.

Operating Results - Management Services Segment

The following table summarizes the operating results and data for our Management Services segment for the six months ended June 30, 2019 and 2018.

(in thousands, except communities, units, and occupancy)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Management fees	$31,192	$35,752		$(4,560)	(12.8)%
Reimbursed costs incurred on behalf of managed communities	$418,967	$504,447		$(85,480)	(16.9)%

Number of communities (period end)	138	240	(102)		(42.5)%
Number of units (period end)	21,451	33,176	(11,725)		(35.3)%
Number of units (weighted average)	23,755	32,060	(8,305)		(25.9)%
Occupancy rate (weighted average)	82.9%	83.9%	(100	) bps	n/a

The decrease in management fees was primarily attributable to the transition of management arrangements on 91 net communities since the beginning of the prior year period, generally for interim management arrangements on formerly leased or owned communities and management arrangements on certain former unconsolidated ventures in which we sold our interest. Management fees of $31.2 million for the six months ended June 30, 2019 include $3.9 million of management fees attributable to communities for which our management agreements were terminated during such period and approximately $3.0 million of management fees attributable to approximately 35 communities that, as of June 30, 2019, we expect the terminations of our management agreements to occur in the next year, including interim management arrangements on formerly leased communities and management arrangements on certain former unconsolidated ventures in which we sold our interest.

The decrease in reimbursed costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the six months ended June 30, 2019 and 2018.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
General and administrative expense	$113,887	$144,342	$(30,455)	(21.1)%
Facility operating lease expense	136,357	162,360	(26,003)	(16.0)%
Depreciation and amortization	190,912	230,371	(39,459)	(17.1)%
Goodwill and asset impairment	4,160	446,466	(442,306)	(99.1)%
Loss on facility lease termination and modification, net	2,006	146,467	(144,461)	(98.6)%
Costs incurred on behalf of managed communities	418,967	504,447	(85,480)	(16.9)%
Interest income	5,897	5,924	(27)	(0.5)%
Interest expense	(126,193)	(146,441)	(20,248)	(13.8)%
Debt modification and extinguishment costs	(2,739)	(44)	2,695	NM
Equity in loss of unconsolidated ventures	(1,517)	(5,567)	(4,050)	(72.8)%
Gain on sale of assets, net	2,144	66,753	(64,609)	(96.8)%
Other non-operating income	6,187	8,091	(1,904)	(23.5)%
Benefit (provision) for income taxes	(1,312)	(39)	(1,273)	NM

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to a decrease in organizational restructuring costs and salaries and wages expense as a result of a reduction in our corporate associate headcount since the beginning of the prior year period as we scaled our general and administrative costs in connection with community dispositions. Transaction and organizational restructuring costs decreased $21.1 million compared to the prior period, to $1.1 million for the six months ended June 30, 2019.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily due to lease termination activity since the beginning of the prior year quarter.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to disposition activity through sales and lease terminations since the beginning of the prior year.

Goodwill and Asset Impairment. During the current year period, we recorded $4.2 million of non-cash impairment charges, primarily for management contract intangible assets associated with terminated contracts. During the prior year period, we recorded $446.5 million of non-cash impairment charges. The prior year period impairment charges primarily consisted of $351.7 million of goodwill impairment within the Assisted Living and Memory Care segment, $47.7 million of impairment of property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living and Memory Care segment, and $33.4 million of impairment of our investments in unconsolidated ventures. See Note 5 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the impairment charges.

Loss on Facility Lease Termination and Modification, Net. During the current year period, we recorded a $2.0 million loss on facility lease termination and modification, net for the termination of leases for eight communities. The decrease in loss on facility lease termination and modification, net was primarily due to a $125.7 million loss on the restructuring of community leases with Ventas, and a $22.6 million loss on lease termination activity with Welltower during the three months ended June 30, 2018.

Costs Incurred on Behalf of Managed Communities. The decrease in costs incurred on behalf of managed communities was primarily due to terminations of management agreements subsequent to the beginning of the prior year period.

Interest Expense. The decrease in interest expense was primarily due to financing lease termination activity and the repayment of debt since the beginning of the prior year period.

Equity in Loss of Unconsolidated Ventures. The decrease in equity in loss of unconsolidated ventures was primarily due to the sale of investments in unconsolidated ventures since the beginning of the prior year period.

Gain on Sale of Assets, Net. The decrease in gain on sale of assets, net was primarily due to a $59.1 million gain on sale of our investments in unconsolidated ventures and an $8.4 million gain on sale of six communities during the prior year period.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the six months ended June 30, 2019 and 2018 was primarily due to the non-deductible impairment of goodwill that occurred in the six months ended June 30, 2018 and the adjustment from stock-based compensation which was greater in the six months ended June 30, 2018 compared to the six months ended June 30, 2019.

We recorded an aggregate deferred federal, state, and local tax benefit of $21.2 million as a result of the operating loss for the six months ended June 30, 2019, offset by an increase in the valuation allowance of $21.7 million. The change in the valuation allowance for the six months ended June 30, 2019 resulted from anticipated reversal of future tax liabilities offset by future tax deductions. We recorded an aggregate deferred federal, state, and local tax benefit of $55.9 million as a result of the operating loss for the six months ended June 30, 2018, which was offset by an increase in the valuation allowance of $54.9 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of June 30, 2019 and December 31, 2018 was $370.2 million and $336.4 million, respectively.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended June 30, 2019 and 2018 which are included in provision for income tax for the period. Tax returns for years 2014 through 2017 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Operating Results - Unconsolidated Ventures

The Company’s proportionate share of Adjusted EBITDA of unconsolidated ventures was $22.2 million for the six months ended June 30, 2019, which represented a decrease of 28.1% from the six months ended June 30, 2018 primarily attributable to the sale of our interest in five unconsolidated ventures since the beginning of the prior year period.

Liquidity and Capital Resources

This section includes the non-GAAP liquidity measure Adjusted Free Cash Flow. See "Non-GAAP Financial Measures" below for our definition of the measure and other important information regarding such measure, including reconciliations to the most comparable GAAP measures. During the first quarter of 2019, we modified our definition of Adjusted Free Cash Flow to no longer adjust net cash provided by (used in) operating activities for changes in working capital items other than prepaid insurance premiums financed with notes payable and lease liability for lease termination and modification. Amounts for all periods herein reflect application of the modified definition.

Liquidity and Indebtedness

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows, and our Adjusted Free Cash Flow and proportionate share of Adjusted Free Cash Flow of unconsolidated ventures:

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2019	2018	Amount	Percent
Net cash provided by (used in) operating activities	$59,119	$98,584	$(39,465)	(40.0)%
Net cash provided by (used in) investing activities	(80,299)	11,512	(91,811)	NM
Net cash provided by (used in) financing activities	(104,079)	(201,980)	97,901	48.5%
Net (decrease) increase in cash, cash equivalents and restricted cash	(125,259)	(91,884)	(33,375)	36.3%
Cash, cash equivalents and restricted cash at beginning of period	450,218	282,546	167,672	59.3%
Cash, cash equivalents and restricted cash at end of period	$324,959	$190,662	$134,297	70.4%

Adjusted Free Cash Flow	$(63,340)	$27,392	$(90,732)	NM
Brookdale's proportionate share of Adjusted Free Cash Flow of unconsolidated ventures	12,342	15,386	(3,044)	(19.8)%

The decrease in net cash provided by (used in) operating activities was attributable primarily to the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year period, an increase in facility operating expense at the communities operated during both full periods, lower revenue collected in advance due to quarter-end timing, and an increase in working capital liabilities paid during the current year period. These changes were partially offset by $46.6 million of cash paid to terminate community operating leases during the prior year period.

The change in net cash provided by (used in) investing activities was primarily attributable to a $218.3 million decrease in proceeds from sales of marketable securities, purchases of $98.1 million of marketable securities during the current year period, and a $78.5 million decrease in net proceeds from the sale of assets. These changes were partially offset by $271.3 million of cash paid for the acquisition of communities during the prior year period and a $30.2 million increase in cash proceeds from notes receivable during the current period.

The change in net cash provided by (used in) financing activities was primarily attributable to a $228.2 million decrease in repayment of debt and financing lease obligations compared to the prior year period, including the impact of our cash settlement of the aggregate principal amount of the $316.3 million of 2.75% convertible senior notes during June 2018, and $10.5 million of cash paid to terminate community financing leases during the prior year period. These changes were partially offset by a $121.7 million decrease in debt proceeds compared to the prior year period and $18.4 million of cash paid during the current year period for share repurchases.

The decrease in Adjusted Free Cash Flow was primarily attributable to a $31.6 million increase in non-development capital expenditures, net, the impact of disposition activity, an increase in facility operating expense at the communities operated during both full periods, and changes in working capital. The decrease in our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures was primarily attributable to the sale of our interest in five unconsolidated ventures since the beginning of the prior year.

Our principal sources of liquidity have historically been from:

•	cash balances on hand, cash equivalents and marketable securities;

•	cash flows from operations;

•	proceeds from our credit facilities;

•	funds generated through unconsolidated venture arrangements;

•	proceeds from mortgage financing, refinancing of various assets or sale-leaseback transactions;

•	funds raised in the debt or equity markets; and

•	proceeds from the disposition of assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;

•	operating costs such as employee compensation and related benefits, severance costs, general and administrative expense, and supply costs;

•	debt service and lease payments;

•	acquisition consideration, lease termination and restructuring costs, and transaction and integration costs;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment, and repositioning of our current communities, and the development of new communities;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorizations;

•	other corporate initiatives (including integration, information systems, branding, and other strategic projects); and

•	prior to 2009, dividend payments.

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;

•	operating costs such as employee compensation and related benefits, general and administrative expense, and supply costs;

•	debt service and lease payments;

•	acquisition consideration, including the acquisition of certain leased communities under purchase option provisions;

•	transaction costs and expansion of our healthcare services;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment, and repositioning of our existing communities;

•	cash funding needs of our unconsolidated ventures for operating, capital expenditure, and financing needs;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorization; and

•	other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of June 30, 2019, we had two principal corporate-level debt obligations: our secured credit facility providing commitments of $250.0 million and our separate unsecured facility providing for up to $47.5 million of letters of credit.

As of June 30, 2019, we had $3.6 billion of debt outstanding, excluding lease obligations, at a weighted-average interest rate of 4.89%. As of such date, 95.2% or $3.4 billion, of our total debt obligations represented non-recourse property-level mortgage financings, $88.6 million of letters of credit had been issued under our secured credit facility and separate unsecured letter of credit facility, and no balance was drawn on our secured credit facility. As of June 30, 2019, the current portion of long-term debt was $267.2 million, including $18.5 million of mortgage debt related to five communities classified as held for sale as of June 30, 2019. As of June 30, 2019, $1.1 billion of our long-term debt is variable rate debt subject to interest rate cap agreements. The remaining $102.9 million of our long-term variable rate debt is not subject to any interest rate cap agreements.

As of June 30, 2019, we had $1.5 billion and $863.6 million of operating and financing lease obligations, respectively. For the twelve months ending June 30, 2020 we will be required to make approximately $307.3 million and $88.7 million of cash payments in connection with our existing operating and financing leases, respectively. Additionally, we expect to exercise purchase options with respect to eight of our community leases (336 units) within the next twelve months. However, there can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising such purchase options. Furthermore, the terms of any such options that are based on fair market value are inherently uncertain and could be unacceptable or unfavorable to us depending on the circumstances at the time of exercise. We expect to fund our acquisition of such communities with the proceeds from non-recourse mortgage financing on the acquired communities and cash on hand.

Total liquidity of $478.3 million as of June 30, 2019 included $256.0 million of unrestricted cash and cash equivalents (excluding restricted cash and lease security deposits of $117.3 million in the aggregate), $58.8 million of marketable securities, and $163.5 million of availability on our secured credit facility. Total liquidity as of June 30, 2019 decreased $114.2 million from total liquidity of $592.5 million as of December 31, 2018. The decrease was primarily attributable to the negative $63.3 million of Adjusted Free Cash Flow, repayment of debt of $227.1 million during the period, $18.4 million paid for share repurchases, an increase in restricted cash deposits on our insurance programs as we replaced letters of credit as collateral with restricted cash, and a lower amount available on the secured credit facility. These decreases were partially offset by net cash proceeds of $52.4 million from asset sales, proceeds from debt of $158.2 million, and $31.6 million notes receivable during the current period. In July of 2019 we increased the availability under our secured credit facility to $180.8 million after giving effect to the addition of three communities to the borrowing base.

As of June 30, 2019, our current liabilities exceeded current assets by $313.7 million. Our current liabilities include $248.1 million of operating and financing lease obligations recognized on our condensed consolidated balance sheet, including $182.7 million for the current portion of operating lease obligations recognized on our condensed consolidated balance sheet as a result of the application of ASC 842. Additionally, due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations generally result in a very low level of current assets primarily stemming from our deployment of cash to pay down long-term liabilities, to fund capital expenditures, and to pursue transaction opportunities.

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

Through our Program Max initiative, we intend to expand, renovate, redevelop, and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These Program Max projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present, or physical plant modifications. We currently have 20 Program Max projects that have been approved, most of which have begun construction and are expected to generate 88 net new units.

Following Hurricane Irma in 2017, legislation was adopted in the State of Florida in March 2018 that requires skilled nursing homes and assisted living and memory care communities in Florida to obtain generators and fuel necessary to sustain operations and maintain comfortable temperatures in the event of a power outage. Our impacted Florida communities must be in compliance as of January 1, 2019, which has been extended in certain circumstances. To comply with this legislation, we made approximately $12.1 million and $3.0 million in capital expenditures in 2018 and the six months ended June 30, 2019, respectively. We expect to incur approximately $2.0 million of additional capital expenditures in the remainder of 2019 to comply with this legislation.

The following table summarizes our capital expenditures for the six months ended June 30, 2019 for our consolidated business:

(in millions)	Six Months Ended June 30, 2019
Community-level capital expenditures, net (1)	$103.2
Corporate (2)	17.9
Non-development capital expenditures, net (3)	121.1
Development capital expenditures, net	10.6
Total capital expenditures, net	$131.7

(1)	Reflects the amount invested, net of lessor reimbursements of $1.0 million.

(2)	Includes $8.6 million of remediation costs at our communities resulting from hurricanes and for the acquisition of emergency power generators at our impacted Florida communities.

(3)	Amount is included in Adjusted Free Cash Flow.

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
The credit facility is secured by first priority mortgages on certain of our communities. In addition, the Amended Agreement permits us to pledge the equity interests in subsidiaries that own other communities and grant negative pledges in connection therewith (rather than mortgaging such communities), provided that not more than 10% of the borrowing base may result from communities subject to negative pledges. Availability under the revolving credit facility will vary from time to time based on borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and our consolidated fixed charge coverage ratio. In July of 2019 we added three communities to the borrowing base.

The Amended Agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. Amounts drawn on the credit facility may be used for general corporate purposes.
As of June 30, 2019, no borrowings were outstanding on the revolving credit facility, $41.2 million of letters of credit were outstanding, and the revolving credit facility had $163.5 million of availability. We also had a separate unsecured credit facility providing for up to $47.5 million of letters of credit as of June 30, 2019 under which $47.5 million of letters of credit had been issued as of that date. After giving effect to the addition of the three communities to the borrowing base described above, availability under our secured credit facility is $180.8 million as of August 6, 2019.

Long-Term Leases

As of June 30, 2019, we operated 335 communities under long-term leases (244 operating leases and 91 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. We typically guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in the consumer price index or the leased property revenue. We are responsible for all operating costs, including repairs, property taxes and insurance. As of June 30, 2019, the weighted-average remaining lease term of our operating and financing leases was 7.3 and 8.8 years, respectively. The lease terms generally provide for renewal or extension options from 5 to 20 years and in some instances, purchase options.

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

For the three and six months ended June 30, 2019, our cash lease payments for our operating leases were $76.7 million and $154.4 million, respectively, and for our financing leases were $28.3 million and $56.7 million, respectively. For the twelve months ending June 30, 2020, we will be required to make approximately $307.3 million and $88.7 million of cash lease payments in connection with our existing operating and financing leases, respectively. Our capital expenditure plans for 2019 include required minimum spend of approximately $12 million for capital expenditures under certain of our community leases, and thereafter we are required to spend an average of approximately $20 million per year under the initial lease terms of such leases.

Debt and Lease Covenants

Certain of our debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum net worth and stockholders’ equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community and/or entity basis. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities or increased by deferred gains from sale-leaseback transactions and deferred entrance fee revenue. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or annual lease payments. In addition, our debt and lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements.

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

As of June 30, 2019, we are in compliance with the financial covenants of our debt agreements and long-term leases.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the "Contractual Commitments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 14, 2019. There have been no material changes outside the ordinary course of business in our contractual commitments during the six months ended June 30, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

We own an interest in certain unconsolidated ventures. Except in limited circumstances, our risk of loss is limited to our investment in each venture. The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains the financial measures Adjusted EBITDA and Adjusted Free Cash Flow, which are not calculated in accordance with GAAP. Presentations of these non-GAAP financial measures are intended to aid investors in better understanding the factors and trends affecting our performance and liquidity. However, investors should not consider these non-GAAP financial measures as a substitute for financial measures determined in accordance with GAAP, including net income (loss), income (loss) from operations, or net cash provided by (used in) operating activities. We caution investors that amounts presented in accordance with our definitions of these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies because not all companies calculate non-GAAP measures in the same manner. We urge investors to review the reconciliations included below of these non-GAAP financial measures from the most comparable financial measures determined in accordance with GAAP.

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

Our proportionate share of Adjusted EBITDA of unconsolidated ventures is calculated based on our equity ownership percentage and in a manner consistent with our definition of Adjusted EBITDA for our consolidated entities. Our investments in unconsolidated ventures are accounted for under the equity method of accounting, and therefore, our proportionate share of Adjusted EBITDA of unconsolidated ventures does not represent our equity in earnings or loss of unconsolidated ventures on our condensed consolidated statements of operations.

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

Adjusted EBITDA has material limitations as a performance measure, including: (i) excluded interest and income tax are necessary to operate our business under our current financing and capital structure; (ii) excluded depreciation, amortization, and impairment charges may represent the wear and tear and/or reduction in value of our communities, goodwill, and other assets and may be indicative of future needs for capital expenditures; and (iii) we may incur income/expense similar to those for which adjustments are made, such as gain (loss) on sale of assets or facility lease termination and modification, debt modification and extinguishment costs, non-cash stock-based compensation expense, and transaction and other costs, and such income/expense may significantly affect our operating results.

The table below reconciles our Adjusted EBITDA from our net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$(56,055)	$(165,509)	$(98,661)	$(622,743)
Provision (benefit) for income taxes	633	(15,546)	1,312	39
Equity in loss of unconsolidated ventures	991	1,324	1,517	5,567
Debt modification and extinguishment costs	2,672	9	2,739	44
(Gain) loss on sale of assets, net	(2,846)	(23,322)	(2,144)	(66,753)
Other non-operating income	(3,199)	(5,505)	(6,187)	(8,091)
Interest expense	62,828	73,901	126,193	146,441
Interest income	(2,813)	(2,941)	(5,897)	(5,924)
Income (loss) from operations	2,211	(137,589)	18,872	(551,420)
Depreciation and amortization	94,024	116,116	190,912	230,371
Goodwill and asset impairment	3,769	16,103	4,160	446,466
Loss on facility lease termination and modification, net	1,797	146,467	2,006	146,467
Operating lease expense adjustment	(4,429)	(4,066)	(8,812)	(12,169)
Amortization of deferred gain	—	(1,089)	—	(2,179)
Non-cash stock-based compensation expense	6,030	6,269	12,386	14,675
Transaction and organizational restructuring costs	634	5,006	1,095	22,162
Adjusted EBITDA (1)	$104,036	$147,217	$220,619	$294,373

(1)
Adoption of the new lease accounting standard effective January 1, 2019 will have a non-recurring impact on our full-year 2019 Adjusted EBITDA. Adjusted EBITDA for the three and six months ended June 30, 2019 includes a negative net impact of approximately $6.5 million and $13.0 million, respectively, from the application of the new lease accounting standard.

The table below reconciles our proportionate share of Adjusted EBITDA of unconsolidated ventures from net income (loss) of such unconsolidated ventures. For purposes of this presentation, amounts for each line item represent the aggregate amounts of such line items for all of our unconsolidated ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$(1,983)	$(13,417)	$(3,033)	$(36,079)
Provision (benefit) for income taxes	23	209	47	443
Debt modification and extinguishment costs	—	135	21	118
(Gain) loss on sale of assets, net	(23)	3,882	(23)	2,837
Other non-operating income (loss)	—	(967)	—	(1,870)
Interest expense	7,348	23,182	14,728	50,009
Interest income	(865)	(829)	(1,677)	(1,586)
Income (loss) from operations	4,500	12,195	10,063	13,872
Depreciation and amortization	17,082	33,237	33,829	101,122
Asset impairment	7	118	302	273
Operating lease expense adjustment	—	4	—	8
Adjusted EBITDA of unconsolidated ventures	$21,589	$45,554	$44,194	$115,275

Brookdale's proportionate share of Adjusted EBITDA of unconsolidated ventures	$10,878	$14,111	$22,197	$30,860

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

The table below reconciles our Adjusted Free Cash Flow from our net cash provided by (used in) operating activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$64,128	$60,620	$59,119	$98,584
Net cash provided by (used in) investing activities	19,774	(79,643)	(80,299)	11,512
Net cash provided by (used in) financing activities	(87,443)	(185,876)	(104,079)	(201,980)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(3,541)	$(204,899)	$(125,259)	$(91,884)

Net cash provided by (used in) operating activities	$64,128	$60,620	$59,119	$98,584
Distributions from unconsolidated ventures from cumulative share of net earnings	(781)	(739)	(1,530)	(1,147)
Changes in prepaid insurance premiums financed with notes payable	(6,752)	(6,208)	12,090	12,425
Changes in operating lease liability related to lease termination	—	33,596	—	33,596
Cash paid for loss on facility operating lease termination and modification, net	—	13,044	—	13,044
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(1,000)	—	(1,000)	—
Non-development capital expenditures, net	(66,464)	(47,681)	(121,066)	(89,417)
Property insurance proceeds	—	—	—	156
Payment of financing lease obligations	(5,500)	(18,787)	(10,953)	(39,901)
Proceeds from refundable entrance fees, net of refunds	—	(171)	—	52
Adjusted Free Cash Flow	$(16,369)	$33,674	$(63,340)	$27,392

(1)
The calculation of Adjusted Free Cash Flow includes transaction costs of $0.6 million and $1.1 million for the three and six months ended June 30, 2019, respectively, and transaction and organizational restructuring costs of $5.0 million and $22.2 million for the three and six months ended June 30, 2018, respectively.

The table below reconciles our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures from net cash provided by (used in) operating activities of such unconsolidated ventures. For purposes of this presentation, amounts for each line item represent the aggregate amounts of such line items for all of our unconsolidated ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$31,259	$47,510	$55,381	$97,772
Net cash provided by (used in) investing activities	(9,419)	(15,746)	(17,430)	(30,388)
Net cash provided by (used in) financing activities	(16,449)	(29,380)	(25,237)	(52,659)
Net increase in cash, cash equivalents and restricted cash	$5,391	$2,384	$12,714	$14,725

Net cash provided by (used in) operating activities	$31,259	$47,510	$55,381	$97,772
Non-development capital expenditures, net	(9,681)	(18,867)	(17,681)	(38,928)
Property insurance proceeds	—	634	—	1,535
Proceeds from refundable entrance fees, net of refunds	(7,790)	(3,323)	(13,633)	(10,035)
Adjusted Free Cash Flow of unconsolidated ventures	$13,788	$25,954	$24,067	$50,344

Brookdale's proportionate share of Adjusted Free Cash Flow of unconsolidated ventures	$6,958	$9,019	$12,342	$15,386

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of June 30, 2019, we had approximately $2.3 billion of long-term fixed rate debt and $1.2 billion of long-term variable rate debt. For the six months ended June 30, 2019, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.89%.

In the normal course of business, we enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of June 30, 2019, $1.1 billion, or 32.0%, of our long-term debt is variable rate debt subject to interest rate cap agreements and $102.9 million, or 2.9%, of our long-term debt is variable rate debt not subject to any interest rate cap agreements. Our outstanding variable rate debt is indexed to LIBOR, and accordingly our annual interest expense related to variable rate debt is directly affected by movements in LIBOR. After consideration of hedging instruments currently in place, increases in LIBOR of 100, 200, and 500 basis points would have resulted in additional annual interest expense of $12.7 million, $24.2 million, and $31.5 million, respectively. Certain of the Company's variable debt instruments include springing provisions that obligate the Company to acquire additional interest rate caps in the event that LIBOR increases above certain levels, and the implementation of those provisions would result in additional mitigation of interest costs.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c)
The following table contains information regarding purchases of our common stock made during the quarter ended June 30, 2019 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
4/1/2019 - 4/30/2019	502,019	$6.29	502,019	$72,704
5/1/2019 - 5/31/2019	177,709	6.25	162,156	71,702
6/1/2019 - 6/30/2019	614,387	6.51	614,387	67,703
Total	1,294,115	$6.39	1,278,562

(1)
Includes 15,553 shares withheld to satisfy tax liabilities due upon the vesting of restricted stock during May 2019 and 1,278,562 shares purchased in open market transactions during April, May, and June 2019 pursuant to the publicly announced repurchase program summarized in footnote (2) below. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)
On November 1, 2016, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of its common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of June 30, 2019, approximately $67.7 million remained available under the repurchase program.

Item 5.  Other Information

On May 28, 2019, the Company's Board of Directors, upon recommendation of the Nominating and Corporate Governance Committee, amended and restated the Company's Bylaws (the "Amended Bylaws") to implement proxy access. The Amended Bylaws include a new provision that, among other things, permits a stockholder, or a group of up to 20 stockholders, owning at least three percent of the Company’s outstanding common stock continuously for at least three years, to nominate and include in the Company’s annual meeting proxy materials director nominees constituting up to the greater of two director nominees or 20 percent of the number of directors in office (rounded down to the nearest whole number), provided that the stockholders and nominees satisfy the requirements specified in the Amended Bylaws. The Amended Bylaws became effective immediately upon their adoption, and proxy access will first be available to stockholders in connection with the Company’s 2020 annual meeting of stockholders.

Item 6.  Exhibits

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 14, 2019 (File No. 001-32641)).

3.2	Amended and Restated Bylaws of the Company dated May 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 29, 2019 (File No. 001-32641)).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) filed on November 7, 2005 (File No. 333-127372)).
10.1
Amendment No. 2 effective April 22, 2019 to Master Lease and Security Agreement by and between certain affiliates of the Company named therein as tenant and certain affiliates of Ventas, Inc. named therein as landlord.†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Steven E. Swain
Name:	Steven E. Swain
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	August 6, 2019