Form 10-Q
period 2019-09-30
Brookdale Senior Living Inc.
filed 2019-11-05
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 1, 2019, 185,594,591 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$241,391	$398,267
Marketable securities	49,790	14,855
Restricted cash	33,305	27,683
Accounts receivable, net	140,661	133,905
Assets held for sale	60,404	93,117
Prepaid expenses and other current assets, net	102,949	106,189
Total current assets	628,500	774,016
Property, plant and equipment and leasehold intangibles, net	5,185,681	5,275,427
Operating lease right-of-use assets	1,221,578	—
Restricted cash	40,663	24,268
Investment in unconsolidated ventures	23,211	27,528
Goodwill	154,131	154,131
Other intangible assets, net	42,776	51,472
Other assets, net	77,663	160,418
Total assets	$7,374,203	$6,467,260
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$343,615	$294,426
Current portion of financing lease obligations	62,839	23,135
Current portion of operating lease obligations	188,635	—
Trade accounts payable	106,109	95,049
Accrued expenses	275,828	298,227
Refundable fees and deferred revenue	81,034	62,494
Total current liabilities	1,058,060	773,331
Long-term debt, less current portion	3,228,606	3,345,754
Financing lease obligations, less current portion	795,198	851,341
Operating lease obligations, less current portion	1,319,758	—
Deferred liabilities	7,066	262,761
Deferred tax liability	16,834	18,371
Other liabilities	154,885	197,289
Total liabilities	6,580,407	5,448,847
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at September 30, 2019 and December 31, 2018; 199,743,898 and 196,815,254 shares issued and 193,073,421 and 192,356,051 shares outstanding (including 7,490,129 and 5,756,435 unvested restricted shares), respectively	1,997	1,968
Additional paid-in-capital	4,167,146	4,151,147
Treasury stock, at cost; 6,670,477 and 4,459,203 shares at September 30, 2019 and December 31, 2018, respectively	(79,097)	(64,940)
Accumulated deficit	(3,301,680)	(3,069,272)
Total Brookdale Senior Living Inc. stockholders' equity	788,366	1,018,903
Noncontrolling interest	5,430	(490)
Total equity	793,796	1,018,413
Total liabilities and equity	$7,374,203	$6,467,260
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Resident fees	$801,237	$840,179	$2,412,579	$2,642,414
Management fees	13,564	18,528	44,756	54,280
Reimbursed costs incurred on behalf of managed communities	194,148	261,355	613,115	765,802
Total revenue	1,008,949	1,120,062	3,070,450	3,462,496

Expense
Facility operating expense (excluding facility depreciation and amortization of $86,213, $101,527, $261,110, and $310,011, respectively)	615,717	607,076	1,792,057	1,866,477
General and administrative expense (including non-cash stock-based compensation expense of $5,929, $6,035, $18,315, and $20,710, respectively)	56,409	58,796	170,296	203,138
Facility operating lease expense	67,253	70,392	203,610	232,752
Depreciation and amortization	93,550	110,980	284,462	341,351
Goodwill and asset impairment	2,094	5,500	6,254	451,966
Loss (gain) on facility lease termination and modification, net	—	2,337	2,006	148,804
Costs incurred on behalf of managed communities	194,148	261,355	613,115	765,802
Total operating expense	1,029,171	1,116,436	3,071,800	4,010,290
Income (loss) from operations	(20,222)	3,626	(1,350)	(547,794)

Interest income	2,162	1,654	8,059	7,578
Interest expense:
Debt	(44,344)	(46,891)	(135,180)	(141,585)
Financing lease obligations	(16,567)	(20,896)	(49,959)	(66,216)
Amortization of deferred financing costs and debt discount	(1,130)	(829)	(2,920)	(7,113)
Change in fair value of derivatives	(37)	(10)	(212)	(153)
Debt modification and extinguishment costs	(2,455)	(33)	(5,194)	(77)
Equity in earnings (loss) of unconsolidated ventures	(2,057)	(1,340)	(3,574)	(6,907)
Gain (loss) on sale of assets, net	579	9,833	2,723	76,586
Other non-operating income (loss)	3,763	(17)	9,950	8,074
Income (loss) before income taxes	(80,308)	(54,903)	(177,657)	(677,607)
Benefit (provision) for income taxes	1,800	17,763	488	17,724
Net income (loss)	(78,508)	(37,140)	(177,169)	(659,883)
Net (income) loss attributable to noncontrolling interest	50	19	646	86
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(78,458)	$(37,121)	$(176,523)	$(659,797)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.42)	$(0.20)	$(0.95)	$(3.52)

Weighted average shares used in computing basic and diluted net income (loss) per share	185,516	187,675	186,130	187,383

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total equity, balance at beginning of period	$866,204	$920,657	$1,018,413	$1,530,291

Common stock:
Balance at beginning of period	$1,998	$1,938	$1,968	$1,913
Issuance of common stock under Associate Stock Purchase Plan	—	—	2	1
Restricted stock, net	(1)	1	31	29
Shares withheld for employee taxes	—	—	(4)	(4)
Balance at end of period	$1,997	$1,939	$1,997	$1,939
Additional paid-in-capital:
Balance at beginning of period	$4,161,045	$4,139,353	$4,151,147	$4,126,549
Compensation expense related to restricted stock grants	5,929	6,035	18,315	20,710
Issuance of common stock under Associate Stock Purchase Plan	281	377	878	1,146
Restricted stock, net	1	(1)	(31)	(29)
Shares withheld for employee taxes	(137)	(129)	(3,238)	(2,840)
Other, net	27	48	75	147
Balance at end of period	$4,167,146	$4,145,683	$4,167,146	$4,145,683
Treasury stock:
Balance at beginning of period	$(79,097)	$(56,440)	$(64,940)	$(56,440)
Purchase of treasury stock	—	—	(14,157)	—
Balance at end of period	$(79,097)	$(56,440)	$(79,097)	$(56,440)
Accumulated deficit:
Balance at beginning of period	$(3,223,222)	$(3,163,690)	$(3,069,272)	$(2,541,294)
Cumulative effect of change in accounting principle (Note 2)	—	—	(55,885)	—
Net income (loss)	(78,458)	(37,121)	(176,523)	(659,797)
Other, net	—	—	—	280
Balance at end of period	$(3,301,680)	$(3,200,811)	$(3,301,680)	$(3,200,811)
Noncontrolling interest:
Balance at beginning of period	$5,480	$(504)	$(490)	$(437)
Net income (loss) attributable to noncontrolling interest	(50)	(19)	(646)	(86)
Noncontrolling interest contribution	—	—	6,566	—
Balance at end of period	$5,430	$(523)	$5,430	$(523)
Total equity, balance at end of period	$793,796	$889,848	$793,796	$889,848

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	193,111	193,798	192,356	191,276
Issuance of common stock under Associate Stock Purchase Plan	41	42	137	153
Restricted stock, net	(62)	105	3,258	2,910
Shares withheld for employee taxes	(17)	(16)	(467)	(410)
Purchase of treasury stock	—	—	(2,211)	—
Balance at end of period	193,073	193,929	193,073	193,929

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(177,169)	$(659,883)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Debt modification and extinguishment costs	5,194	77
Depreciation and amortization, net	287,382	348,464
Goodwill and asset impairment	6,254	451,966
Equity in (earnings) loss of unconsolidated ventures	3,574	6,907
Distributions from unconsolidated ventures from cumulative share of net earnings	2,388	2,159
Amortization of deferred gain	—	(3,269)
Amortization of entrance fees	(1,172)	(1,220)
Proceeds from deferred entrance fee revenue	2,902	2,507
Deferred income tax (benefit) provision	(1,216)	(19,180)
Operating lease expense adjustment	(13,626)	(14,656)
Change in fair value of derivatives	212	153
Loss (gain) on sale of assets, net	(2,723)	(76,586)
Loss (gain) on facility lease termination and modification, net	2,006	135,760
Non-cash stock-based compensation expense	18,315	20,710
Non-cash interest expense on financing lease obligations	—	9,151
Non-cash management contract termination gain	(640)	(5,649)
Other	(7,173)	(154)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,756)	(1,127)
Prepaid expenses and other assets, net	50,387	28,118
Prepaid insurance premiums financed with notes payable	(5,875)	(6,244)
Trade accounts payable and accrued expenses	(21,970)	(9,661)
Refundable fees and deferred revenue	(24,007)	(4,239)
Operating lease assets and liabilities for lessor capital expenditure reimbursements	12,043	—
Operating lease assets and liabilities for lease termination	—	(33,596)
Net cash provided by (used in) operating activities	128,330	170,508
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	(430)	(664)
Purchase of marketable securities	(137,786)	—
Sale of marketable securities	104,000	293,273
Capital expenditures, net of related payables	(206,385)	(169,349)
Acquisition of assets, net of related payables and cash received	(453)	(271,771)
Investment in unconsolidated ventures	(4,294)	(8,946)
Distributions received from unconsolidated ventures	7,454	10,782
Proceeds from sale of assets, net	53,430	131,912
Proceeds from notes receivable	34,109	1,580
Property insurance proceeds	—	156
Net cash provided by (used in) investing activities	(150,355)	(13,027)
Cash Flows from Financing Activities
Proceeds from debt	318,491	279,919

Repayment of debt and financing lease obligations	(404,152)	(501,946)
Proceeds from line of credit	—	200,000
Repayment of line of credit	—	(200,000)
Purchase of treasury stock, net of related payables	(18,401)	—
Payment of financing costs, net of related payables	(6,357)	(3,341)
Proceeds from refundable entrance fees, net of refunds	—	(316)
Payments for lease termination	—	(12,548)
Payments of employee taxes for withheld shares	(3,242)	(2,844)
Other	827	1,147
Net cash provided by (used in) financing activities	(112,834)	(239,929)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(134,859)	(82,448)
Cash, cash equivalents, and restricted cash at beginning of period	450,218	282,546
Cash, cash equivalents, and restricted cash at end of period	$315,359	$200,098

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

The Company receives payment for services under various third-party payor programs which include Medicare, Medicaid, and other third-party payors. Settlements with third-party payors for retroactive adjustments due to audits, reviews, or investigations are included in the determination of the estimated transaction price for providing services. The Company estimates the transaction price based on the terms of the contract with the payor, correspondence with the payor and historical payment trends, and retroactive adjustments that differ from the Company's estimates are recognized in the period when final settlements are determined.

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

Gain (Loss) on Sale of Assets

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

Cash and cash equivalents and restricted cash are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to the short maturity.

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

The Company, as lessee, makes a determination with respect to each of its community, office, and equipment leases as to whether each should be accounted for as an operating lease or financing lease in accordance with the provisions of ASC 842. The classification criteria is based on estimates regarding the fair value of the leased asset, minimum lease payments, effective cost of funds, the economic life of the asset, and certain other terms in the lease agreements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss impairment methodology for credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivable and other financial instruments. ASU 2016-13 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company plans to adopt ASU 2016-13 effective January 1, 2020 and will recognize any cumulative effect of the adoption as an adjustment to beginning retained earnings with no adjustments to comparative periods presented. The Company does not expect the impact of the adoption of ASU 2016-13 to have a material effect to its consolidated financial statements and disclosures.

3.  Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. Potentially dilutive common stock equivalents include unvested restricted stock, unvested and vested restricted stock units, and convertible debt instruments and warrants.

During the three and nine months ended September 30, 2019 and 2018, the Company reported a consolidated net loss. As a result of the net loss, unvested restricted stock, restricted stock units, and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares. The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 7.6 million and 6.2 million for the three months ended September 30, 2019 and 2018, respectively, and 7.6 million and 6.5 million for the nine months ended September 30, 2019 and 2018, respectively.

For the nine months ended September 30, 2018, the calculation of diluted weighted average shares excludes the impact of conversion of the principal amount of $316.3 million of the Company's 2.75% convertible senior notes which were repaid in cash at their maturity on June 15, 2018. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of September 30, 2018, the number of shares issuable upon exercise of the warrants was approximately 9.2 million. During the three months ended March 31, 2019, the option to exercise the remaining outstanding warrants expired unexercised.

4.  Acquisitions, Dispositions and Other Significant Transactions

During the period from January 1, 2018 through September 30, 2019, the Company disposed of 30 owned communities. The Company also entered into agreements with Ventas, Inc. ("Ventas") and Welltower Inc. ("Welltower") and continued to execute on the transactions with HCP, Inc. (now known as Healthpeak Properties, Inc.) ("HCP") announced in 2017, which together restructured a significant portion of the Company's triple-net lease obligations with the Company's largest lessors. As a result of such transactions, as well as other lease expirations and terminations, the Company's triple-net lease obligations on 97 communities were terminated during the period from January 1, 2018 to September 30, 2019. During this period, the Company also sold its ownership interests in five unconsolidated ventures and acquired six communities that the Company previously leased or managed. As of September 30, 2019, the Company owned 336 communities, leased 335 communities, managed 17 communities on behalf of unconsolidated ventures, and managed 106 communities on behalf of third parties.

The following table sets forth, for the periods indicated, the amounts included within the Company's condensed consolidated financial statements for the 127 communities that it disposed through sales and lease terminations during the period from January 1, 2018 to September 30, 2019 through the respective disposition dates (of which 77 communities were disposed through sales and lease terminations during the period from July 1, 2018 to September 30, 2019):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Resident fees
Independent Living	$—	$14,099	$—	$74,970
Assisted Living and Memory Care	103	45,496	12,385	223,763
CCRCs	—	4,401	—	15,106
Senior housing resident fees	$103	$63,996	$12,385	$313,839
Facility operating expense
Independent Living	$—	$8,588	$—	$44,256
Assisted Living and Memory Care	103	35,182	10,204	160,606
CCRCs	—	3,785	—	13,701
Senior housing facility operating expense	$103	$47,555	$10,204	$218,563
Cash facility lease payments	$—	$13,111	$1,451	$80,046

2019 Completed and Planned Dispositions of Owned Communities

During the nine months ended September 30, 2019, the Company completed the sale of eight owned communities for cash proceeds of $44.1 million, net of transaction costs, and recognized a net gain on sale of assets of $0.9 million for the nine months ended September 30, 2019.

As of September 30, 2019, six communities were classified as held for sale, resulting in $60.4 million being recorded as assets held for sale and $30.8 million of mortgage debt being included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to such communities. The closings of the transactions are, or will be subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

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

During the year ended December 31, 2018, leases with respect to 33 communities were terminated, and such communities were removed from the Company's master lease with HCP. Sixteen of such community leases were terminated in the nine months ended September 30, 2018. During the three and nine months ended September 30, 2018, the Company derecognized $60.9 million and $147.8 million, respectively, of the carrying value of the assets under financing leases and $67.3 million and $160.8 million, respectively, carrying value of financing lease obligations and recognized a $6.1 million and $12.6 million, respectively, non-cash gain on sale of assets for six communities which were previously subject to sale-leaseback transactions. Additionally, the Company recognized a $0.1 million non-cash loss and a $1.8 million non-cash gain on lease termination for seven communities under operating and capital leases during the three and nine months ended September 30, 2018, respectively.

During the three months ended March 31, 2018, HCP acquired the Company's 10% ownership interest in a RIDEA venture with HCP for $62.3 million, and the Company recognized a $41.7 million gain on sale.

Management agreements for 35 communities with former unconsolidated ventures with HCP have been terminated by HCP since November of 2017. The Company has recognized a $9.3 million non-cash management contract termination gain, of which $0.6 million was recognized during the three months ended September 30, 2018 and $0.8 million and $5.6 million were recognized during the nine months ended September 30, 2019 and 2018, respectively.

5.  Fair Value Measurements

Marketable Securities

As of September 30, 2019, marketable securities of $49.8 million are stated at fair value based on valuation provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

Debt

The Company had outstanding long-term debt with a carrying value of approximately $3.6 billion as of both September 30, 2019 and December 31, 2018. Fair value of the long-term debt approximates carrying value in all periods presented. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

Goodwill and Asset Impairment Expense

The following is a summary of goodwill and asset impairment expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Goodwill	$—	$—	$—	$351.7
Property, plant and equipment and leasehold intangibles, net	0.8	2.5	2.0	50.2
Investment in unconsolidated ventures	—	—	—	33.4
Other intangible assets, net	—	—	2.6	1.7
Assets held for sale	1.3	3.0	1.3	15.0
Other assets, net	$—	—	$0.4	—
Goodwill and asset impairment	$2.1	$5.5	$6.3	$452.0

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

Property, Plant and Equipment and Leasehold Intangibles

During the three and nine months ended September 30, 2018, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying value of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets primarily due to an expectation that certain communities will be disposed of prior to their previously intended holding periods. As a result of this change in intent, the Company compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over estimated fair value. The estimates of fair values of the property, plant and equipment of these communities were determined based on valuations provided by third-party pricing services and are classified within Level 3 of the valuation hierarchy. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $2.5 million and $50.2 million for the three and nine months ended September 30, 2018, respectively, primarily within the Assisted Living and Memory Care segment.

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

Right-of-Use Assets

The Company's adoption of ASU 2016-02 resulted in the recognition of the right-of-use assets for the operating leases for 25 communities to be recognized on the condensed consolidated balance sheet as of January 1, 2019 at the estimated fair value of $56.6 million and $58.1 million of previously unrecognized right-of-use asset impairments were recognized as a cumulative effect adjustment to accumulated deficit as the Company determined that the long-lived assets of such communities were not recoverable as of such date. The fair value of the right-of-use assets was estimated utilizing a discounted cash flow approach based upon historical and projected community cash flows and market data, including management fees and a market supported lease coverage ratio (Level 3 inputs). The Company corroborated the estimated management fee rates and lease coverage ratios used in these estimates with lease coverage ratios observable from recent market transactions. The estimated future cash flows were discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. See Note 2 for more information regarding the recognition of right-of-use assets for operating leases upon the adoption of ASU 2016-02.
6.  Stock-Based Compensation

Grants of restricted shares under the Company's 2014 Omnibus Incentive Plan were as follows:

(in thousands, except for per share amounts)	Shares Granted	Weighted Average Grant Date Fair Value	Total Value
Three months ended March 31, 2019	4,047	$7.87	$31,857
Three months ended June 30, 2019	142	$6.51	$922
Three months ended September 30, 2019	136	$7.55	$1,028

7.  Goodwill and Other Intangible Assets, Net

The Company's Independent Living and Health Care Services segments had a carrying value of goodwill of $27.3 million and $126.8 million, respectively, as of both September 30, 2019 and December 31, 2018.

Goodwill is tested for impairment annually with a test date of October 1 and sooner if indicators of impairment are present. The Company determined no impairment was necessary for the three and nine months ended September 30, 2019. Factors the Company considers important in its analysis, which could trigger an impairment of such assets, include significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period and a decline in its market capitalization below net book value. A change in anticipated operating results or the other metrics indicated above could necessitate further analysis of potential impairment at an interval prior to the Company's annual measurement date. Refer to Note 5 for information on impairment expense for goodwill in 2018.

Other intangible assets as of September 30, 2019 and December 31, 2018 are summarized in the following tables:

	September 30, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Health care licenses	$42,776	$—	$42,776
Trade names	27,800	(27,800)	—
Total	$70,576	$(27,800)	$42,776

	December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$4,738	$—	$4,738
Health care licenses	42,323	—	42,323
Trade names	27,800	(26,295)	1,505
Management contracts	9,610	(6,704)	2,906
Total	$84,471	$(32,999)	$51,472

Amortization expense related to definite-lived intangible assets for the three months ended September 30, 2019 and 2018 was $0.2 million and $0.6 million, respectively, and for the nine months ended September 30, 2019 and 2018 was $1.8 million and $2.3 million, respectively. The Company recognized $2.6 million of non-cash impairment charges on management contract intangible assets during the nine months ended September 30, 2019 for the termination of management contracts.

8.  Property, Plant and Equipment and Leasehold Intangibles, Net

As of September 30, 2019 and December 31, 2018, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Land	$454,790	$455,623
Buildings and improvements	4,812,422	4,749,877
Furniture and equipment	849,573	805,190
Resident and leasehold operating intangibles	319,049	477,827
Construction in progress	80,788	57,636
Assets under financing leases and leasehold improvements	1,832,524	1,776,649
Property, plant and equipment and leasehold intangibles	8,349,146	8,322,802
Accumulated depreciation and amortization	(3,163,465)	(3,047,375)
Property, plant and equipment and leasehold intangibles, net	$5,185,681	$5,275,427

Assets under financing leases and leasehold improvements includes $0.6 billion and $0.7 billion of financing lease right-of-use assets, net of accumulated amortization, as of September 30, 2019 and December 31, 2018, respectively. Refer to Note 10 for further information on the Company’s financing leases.

The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $93.3 million and $110.4 million for the three months ended September 30, 2019 and 2018, respectively, and $282.6 million and $339.0 million for the nine months ended September 30, 2019 and 2018, respectively.

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

9.  Debt

Long-term debt as of September 30, 2019 and December 31, 2018 consists of the following:

(in thousands)	September 30, 2019	December 31, 2018
Mortgage notes payable due 2020 through 2047; weighted average interest rate of 4.77% for the nine months ended September 30, 2019, less debt discount and deferred financing costs of $17.7 million and $18.6 million as of September 30, 2019 and December 31, 2018, respectively (weighted average interest rate of 4.75% in 2018)	$3,513,386	$3,579,931
Other notes payable, weighted average interest rate of 5.79% for the nine months ended September 30, 2019 (weighted average interest rate of 5.85% in 2018) and maturity dates ranging from 2020 to 2021	58,835	60,249
Total long-term debt	3,572,221	3,640,180
Current portion	343,615	294,426
Total long-term debt, less current portion	$3,228,606	$3,345,754

As of September 30, 2019 and December 31, 2018, the current portion of long-term debt within the Company's condensed consolidated financial statements includes $30.8 million and $31.2 million, respectively, of mortgage notes payable secured by assets held for sale. This debt is expected to be repaid with the proceeds from the sales. Refer to Note 4 for more information about the Company's assets held for sale.

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

The credit facility is secured by first priority mortgages on certain of the Company's communities. In addition, the Amended Agreement permits the Company to pledge the equity interests in subsidiaries that own other communities and grant negative pledges in connection therewith (rather than mortgaging such communities), provided that not more than 10% of the borrowing base may result from communities subject to negative pledges. Availability under the revolving credit facility will vary from time to time based on borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and the Company’s consolidated fixed charge coverage ratio. During the third quarter of 2019, the Company added three communities to the borrowing base and entered into an amendment to the Amended Agreement that provides for availability calculations to be made at additional consolidated fixed charge coverage ratio thresholds.

The Amended Agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. Amounts drawn on the credit facility may be used for general corporate purposes.

As of September 30, 2019, no borrowings were outstanding on the revolving credit facility, $41.2 million of letters of credit were outstanding, and the revolving credit facility had $164.2 million of availability. The Company also had a separate unsecured letter of credit facility of up to $47.5 million as of September 30, 2019. Letters of credit totaling $47.5 million had been issued under the separate facility as of that date.

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

On August 29, 2019, the Company obtained $160.3 million of debt secured by the non-recourse first mortgages on five communities. Seventy-five percent of the principal amount bears interest at a fixed rate of 3.35%, and the remaining twenty-five percent of the principal amount bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 217 basis points. The debt matures in September 2029. The $160.3 million of proceeds from the financing were utilized to repay $139.2 million of outstanding mortgage debt maturing in 2020 and 2023.

Financial Covenants

Certain of the Company’s debt documents contain restrictions and financial covenants, such as those requiring the Company to maintain prescribed minimum net worth and stockholders’ equity levels and debt service ratios, and requiring the Company not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. In addition, the Company’s debt documents generally contain non-financial covenants, such as those requiring the Company to comply with Medicare or Medicaid provider requirements.

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

As of September 30, 2019, the Company is in compliance with the financial covenants of its debt agreements.

10.  Leases

As of September 30, 2019, the Company operated 335 communities under long-term leases (244 operating leases and 91 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of such leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or the leased property revenue. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. As of September 30, 2019, the weighted-average remaining lease term of the Company’s operating and financing leases was 7.1 years and 8.5 years, respectively. The leases generally provide for renewal or extension options from 5 to 20 years and in some instances, purchase options.

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

As of September 30, 2019, the Company is in compliance with the financial covenants of its long-term leases.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and cash flows from leasing transactions is as follows:

Operating Leases (in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Facility operating expense	$4,532	$13,761
Facility lease expense	67,253	203,610
Operating lease expense	71,785	217,371
Operating lease expense adjustment	4,814	13,626
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(11,043)	(12,043)
Operating cash flows from operating leases	$65,556	$218,954

Non-cash recognition of right-of-use assets obtained in exchange for new operating lease obligations	$22,375	$26,356

Financing Leases (in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Depreciation and amortization	$11,675	$35,030
Interest expense: financing lease obligations	16,567	49,959
Financing lease expense	$28,242	$84,989

Operating cash flows from financing leases	$16,567	$49,959
Financing cash flows from financing leases	5,549	16,502
Total cash flows from financing leases	$22,116	$66,461

As of September 30, 2019, the weighted-average discount rate of the Company’s operating and financing leases was 8.6% and 7.8%, respectively. As the Company's community leases do not contain an implicit rate, the Company utilized its incremental borrowing rate based on information available on January 1, 2019 to determine the present value of lease payments for operating leases that commenced prior to that date.

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases recognized on the condensed consolidated balance sheet as of September 30, 2019 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
2019 (three months)	$77,495	$22,052
2020	312,861	89,090
2021	298,025	90,330
2022	294,696	91,719
2023	290,698	93,190
Thereafter	806,856	429,663
Total lease payments	2,080,631	816,044
Purchase option liability and non-cash gain on future sale of property	—	575,791
Imputed interest and variable lease payments	(572,238)	(533,798)
Total lease obligations	$1,508,393	$858,037

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

Similarly, the senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in reviews, audits, investigations, enforcement activities or litigation related to regulatory compliance matters. In addition, as a result of the Company's participation in the Medicare and Medicaid programs, the Company is subject to various governmental reviews, audits and investigations, including but not limited to audits under various government programs, such as the Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), and Unified Program Integrity Contractors (UPIC) programs. The costs to respond to and defend such reviews, audits, and investigations may be significant, and an adverse determination could result in citations, sanctions and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, termination of participation in Medicare and Medicaid programs, and/or damage to the Company's business reputation.

12.  Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2019	2018
Supplemental Disclosure of Cash Flow Information:
Interest paid	$185,722	$198,133
Income taxes paid, net of refunds	1,909	1,542

Capital expenditures, net of related payables
Capital expenditures - non-development, net	$180,187	$130,692
Capital expenditures - development, net	18,677	20,084
Capital expenditures - non-development - reimbursable	12,043	1,764
Capital expenditures - development - reimbursable	—	1,709
Trade accounts payable	(4,522)	15,100
Net cash paid	$206,385	$169,349
Acquisition of assets, net of related payables and cash received:
Property, plant and equipment and leasehold intangibles, net	$—	$237,563
Other intangible assets, net	453	(4,345)
Financing lease obligations	—	36,120
Other liabilities	—	2,433
Net cash paid	$453	$271,771
Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$(5,298)	$(3,006)
Assets held for sale	(41,882)	(18,758)
Property, plant and equipment and leasehold intangibles, net	(647)	(91,778)
Investments in unconsolidated ventures	(156)	(58,179)
Financing lease obligations	—	93,514
Refundable fees and deferred revenue	—	8,345
Other liabilities	(2,724)	2,690
Loss (gain) on sale of assets, net	(2,723)	(64,740)
Net cash received	$(53,430)	$(131,912)
Lease termination and modification, net:
Prepaid expenses and other assets, net	$—	$(2,040)
Property, plant and equipment and leasehold intangibles, net	—	(81,320)
Financing lease obligations	—	58,099
Deferred liabilities	—	67,950
Loss (gain) on sale of assets, net	—	(5,761)
Loss (gain) on facility lease termination and modification, net	—	22,260
Net cash paid (1)	$—	$59,188

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Assets designated as held for sale:
Prepaid expenses and other assets, net	$(5)	$(281)
Assets held for sale	9,169	162,157
Property, plant and equipment and leasehold intangibles, net	(9,164)	(161,876)
Net	$—	$—

Lease termination and modification, net:
Prepaid expenses and other assets, net	$(648)	$(4,783)
Property, plant and equipment and leasehold intangibles, net	(1,666)	(106,264)
Financing lease obligations	—	112,267
Operating lease right-of-use assets	(8,644)	—
Operating lease obligations	9,289	—
Deferred liabilities	—	(122,304)
Other liabilities	(337)	625
Loss (gain) on sale of assets, net	—	(6,085)
Loss (gain) on facility lease termination and modification, net	2,006	126,544
Net	$—	$—

(1)
The net cash paid to terminate community leases is presented within the condensed consolidated statement of cash flows based upon the lease classification of the terminated leases. Net cash paid of $46.6 million for the termination of operating leases is presented within net cash provided by (used in) operating activities and net cash paid of $12.5 million for the termination of capital leases is presented within net cash provided by (used in) financing activities for the nine months ended September 30, 2018.

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

	Nine Months Ended September 30,
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

(in thousands)	September 30, 2019	December 31, 2018
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$241,391	$398,267
Restricted cash	33,305	27,683
Long-term restricted cash	40,663	24,268
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$315,359	$450,218

13.  Income Taxes

The difference between the Company's effective tax rate for the three and nine months ended September 30, 2019 and September 30, 2018 was primarily due to the non-deductible impairment of goodwill that occurred in the three months ended March 31, 2018 and the adjustment from stock-based compensation, which was greater in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2019.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $19.4 million and $39.0 million for the three and nine months ended September 30, 2019, respectively. The benefit includes $19.4 million and $40.7 million as a result of the operating losses for the three and nine months ended September 30, 2019, respectively. The benefit was reduced by a $1.7 million reduction in the deferred tax asset related to employee stock compensation for the nine months ended September 30, 2019. The benefit for the three and nine months ended September 30, 2019 is offset by increases in the valuation allowance of $17.8 million and $37.7 million, respectively. The change in the valuation allowance for the three and nine months ended September 30, 2019 is the result of the anticipated reversal of future tax liabilities offset by future tax deductions. The Company recorded an aggregate deferred federal, state, and local tax benefit of $15.4 million and $71.3 million as a result of the operating loss for the three and nine months ended September 30, 2018, respectively. The benefit for the three months ended September 30, 2018 includes a benefit from a decrease in the valuation allowance of $2.7 million. The benefit for the nine months ended September 30, 2018 was offset by an increase in the valuation allowance of $52.2 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of September 30, 2019 and December 31, 2018 was $387.9 million and $336.4 million, respectively.

The increase in the valuation allowance during the nine months ended September 30, 2019 is comprised of multiple components. The increase includes $13.8 million resulting from the adoption of ASC 842 and the related addition of future timing differences recorded in the three months ended March 31, 2019. An additional $39.4 million of allowance was established against the current operating loss incurred during the nine months ended September 30, 2019. Offsetting the increases was a decrease of $1.7 million of allowance as a result of removal of future timing differences related to employee stock compensation recorded in the three months ended March 31, 2019.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act ("Tax Act") into law. The Tax Act limits the annual deductibility of a corporation's net interest expense unless it elects to be exempt from such deductibility limitation under the real property trade or business exception. The Company elected the real property trade or business exception with the 2018 tax return. As such, the Company is required to apply the alternative depreciation system ("ADS") to all current and future residential real property and qualified improvement property assets. This change impacts the current and future tax depreciation deductions and impacted the Company's valuation allowance accordingly. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company's state and local income tax returns, state and local net operating losses, and corresponding valuation allowances.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three and nine months ended September 30, 2019 and 2018 which are included in income tax expense or benefit for the period. As of September 30, 2019, tax returns for years 2014 through 2018 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

14.  Revenue

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by payor source, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. See details on a reportable segment basis in the tables below.

	Three Months Ended September 30, 2019
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$136,274	$435,367	$70,353	$171	$642,165
Government reimbursement	600	17,107	19,931	89,157	126,795
Other third-party payor programs	—	—	9,820	22,457	32,277
Total resident fee revenue	$136,874	$452,474	$100,104	$111,785	$801,237

	Three Months Ended September 30, 2018
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$143,963	$464,719	$73,567	$159	$682,408
Government reimbursement	668	18,406	20,901	89,100	129,075
Other third-party payor programs	—	—	9,679	19,017	28,696
Total resident fee revenue	$144,631	$483,125	$104,147	$108,276	$840,179

	Nine Months Ended September 30, 2019
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$406,667	$1,310,867	$212,978	$554	$1,931,066
Government reimbursement	1,852	50,358	61,614	269,428	383,252
Other third-party payor programs	—	—	30,492	67,769	98,261
Total resident fee revenue	$408,519	$1,361,225	$305,084	$337,751	$2,412,579

	Nine Months Ended September 30, 2018
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$459,875	$1,482,789	$217,680	$585	$2,160,929
Government reimbursement	2,446	54,643	65,986	272,332	395,407
Other third-party payor programs	—	—	30,346	55,732	86,078
Total resident fee revenue	$462,321	$1,537,432	$314,012	$328,649	$2,642,414

The Company has not further disaggregated management fee revenues and revenue for reimbursed costs incurred on behalf of managed communities as the economic factors affecting the nature, timing, amount, and uncertainty of revenue and cash flows do not significantly vary within each respective revenue category.

Contract Balances

Resident fee revenue for recurring and routine monthly services is generally billed monthly in advance under the Company's independent living, assisted living, and memory care residency agreements. Resident fee revenue for standalone or certain health care services is generally billed monthly in arrears. Additionally, non-refundable community fees are generally billed and collected in advance or upon move-in of a resident under the Company's independent living, assisted living, and memory care residency agreements. Amounts of revenue that are collected from residents in advance are recognized as deferred revenue until the performance obligations are satisfied. The Company had total deferred revenue (included within refundable fees and deferred revenue, deferred liabilities, and other liabilities within the condensed consolidated balance sheets) of $75.8 million and $106.4 million, including $31.6 million and $50.6 million of monthly resident fees billed and received in advance, as of September 30, 2019 and December 31, 2018, respectively. For the nine months ended September 30, 2019 and 2018, the Company recognized $83.7 million and $76.2 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2019 and 2018. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

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

The following table sets forth selected segment financial and operating data:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue:
Independent Living (1)	$136,874	$144,631	$408,519	$462,321
Assisted Living and Memory Care (1)	452,474	483,125	1,361,225	1,537,432
CCRCs (1)	100,104	104,147	305,084	314,012
Health Care Services (1)	111,785	108,276	337,751	328,649
Management Services (2)	207,712	279,883	657,871	820,082
Total revenue	$1,008,949	$1,120,062	$3,070,450	$3,462,496
Segment operating income: (3)
Independent Living	$49,414	$57,106	$153,749	$186,662
Assisted Living and Memory Care	116,856	144,701	390,699	490,976
CCRCs	14,472	21,809	53,956	70,291
Health Care Services	4,778	9,487	22,118	28,008
Management Services	13,564	18,528	44,756	54,280
Total segment operating income	199,084	251,631	665,278	830,217
General and administrative expense (including non-cash stock-based compensation expense)	56,409	58,796	170,296	203,138
Facility operating lease expense	67,253	70,392	203,610	232,752
Depreciation and amortization	93,550	110,980	284,462	341,351
Goodwill and asset impairment	2,094	5,500	6,254	451,966
Loss (gain) on facility lease termination and modification, net	—	2,337	2,006	148,804
Income (loss) from operations	$(20,222)	$3,626	$(1,350)	$(547,794)

	As of
(in thousands)	September 30, 2019	December 31, 2018
Total assets:
Independent Living	$1,461,087	$1,104,774
Assisted Living and Memory Care	4,271,885	3,684,170
CCRCs	786,825	707,819
Health Care Services	273,943	254,950
Corporate and Management Services	580,463	715,547
Total assets	$7,374,203	$6,467,260

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes management fees and reimbursements of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment facility operating expense (excluding depreciation and amortization) and costs incurred on behalf of managed communities.

16.  Subsequent Events

CCRC Venture and HCP Master Lease Transactions
On October 1, 2019, the Company entered into definitive agreements, including a Master Transactions and Cooperation Agreement (the “MTCA”) and an Equity Interest Purchase Agreement (the “Purchase Agreement”), providing for a multi-part transaction with HCP. The parties subsequently amended the agreements to include one additional entry fee CCRC community as part of the sale of the Company's interest in the CCRC Venture (rather than removing the CCRC from the CCRC Venture for joint marketing and sale). The components of the multi-part transaction include:

•
CCRC Venture Transaction. Pursuant to the Purchase Agreement, HCP has agreed to acquire the Company's 51% ownership interest in its unconsolidated entry fee CCRC venture with HCP (the “CCRC Venture”), which will hold 14 entry fee CCRCs after giving effect to the internal restructuring described below, for a total purchase price equal to 51% of the equity value of the CCRC Venture, which is measured as $1.06 billion less portfolio debt, subject to a net working capital adjustment. Pursuant to the Purchase Agreement, the parties have agreed to use commercially reasonable efforts to obtain certain governmental approvals and consummate an internal restructuring for the purposes of moving two entry fee CCRCs into a new unconsolidated venture on substantially the same terms as the CCRC Venture and to accommodate the sale of such two communities at a future date. Pursuant to the MTCA, the parties have agreed to terminate the Company’s existing management agreements with 14 entry fee CCRCs, and HCP has agreed to pay the Company a $100 million management agreement termination fee, immediately following the closing of the sale of the Company’s ownership interest in the CCRC Venture. Upon termination of the management agreements, the Company will transition operations of the entry fee CCRCs to a new operator in accordance with the terms of the MTCA. The Company expects its cash proceeds from the sale of its ownership interest to be approximately $291 million net of portfolio debt, subject to the net working capital adjustment. The disposition of the ownership interest in the CCRC Venture is anticipated to also result in the Company recording a gain on sale of assets for accounting purposes.

•
Master Lease Transactions. Pursuant to the MTCA, the parties have agreed to amend and restate the Company’s existing master lease with HCP pursuant to which the Company will continue to lease 25 communities from HCP, and the Company has agreed to pay $405.5 million to acquire 18 communities that it currently leases from HCP and to reduce its annual rent under the amended and restated master lease, upon which time the 18 communities will be removed from the master lease. In addition, HCP has agreed to transition one leased community to a successor operator. With respect to the continuing 24 communities, the Company’s amended and restated master lease with HCP will have an initial term to expire on December 31, 2027, subject to two extension options at the Company's election for ten years each, which must be exercised with respect to the entire pool of leased communities. Pursuant to the amended and restated master lease, the initial base rent for the 24 communities will be approximately $41.8 million and is subject to an escalator of 2.4% per annum on April 1st of each year. Under the terms of the master lease, HCP has agreed to make available up to $35 million for capital expenditures for a five-year period related to the 24 communities at an initial lease rate of 7.0%.

The MTCA and Purchase Agreement contain certain customary representations and warranties made by each party. The Company and HCP have also agreed to certain customary covenants, including that the parties will use commercially reasonable efforts to obtain certain required lender consents and governmental approvals, subject to certain limitations. The parties’ obligations to consummate the transactions contemplated by the MTCA and Purchase Agreement are subject to the satisfaction or waiver of certain conditions, including completion of the internal restructuring, the prior or concurrent closing of the transactions contemplated by the Purchase Agreement, which shall occur no later than December 31, 2020, and the receipt of governmental approvals. The Purchase Agreement may be terminated by either party under certain circumstances, including a material breach by the other party of its obligations under the Purchase Agreement that is not cured within the applicable period or the failure of the closing of the Purchase Agreement to occur on or prior to December 31, 2020.

The Company expects to fund its acquisition of the 18 communities with the proceeds from the sale of its interest in the CCRC Venture and non-recourse mortgage financing on the acquired communities. The Company expects the sale of its 51% ownership interest in the CCRC Venture, the terminations of its management agreements on 14 entry fee CCRCs, and its acquisition of the 18 currently leased communities to occur in the first quarter of 2020, and the sales of the two entry fee CCRCs to occur over the next 12 to 18 months; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, events which adversely affect the ability of seniors to afford resident fees and entrance fees, including downturns in the economy, national or local housing markets, consumer confidence or the equity markets and unemployment among family members; changes in reimbursement rates, methods or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the impact of ongoing healthcare reform efforts; the effects of continued new senior housing construction and development, oversupply and increased competition; disruptions in the financial markets that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; the risks associated with current global economic conditions and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, interest rates and tax rates; our ability to generate sufficient cash flow to cover required interest and long-term lease payments and to fund our planned capital projects; the effect of our indebtedness and long-term leases on our liquidity; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the effect of our borrowing base calculations and our consolidated fixed charge coverage ratio on availability under our revolving credit facility; increased competition for or a shortage of personnel, wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; failure to maintain the security and functionality of our information systems or to prevent a cybersecurity attack or breach; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; our ability to obtain additional capital on terms acceptable to us; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; delays in obtaining regulatory approvals; risks associated with the lifecare benefits offered to residents of certain of our entrance fee CCRCs; terminations, early or otherwise, or non-renewal of management agreements; conditions of housing markets, regulatory changes and acts of nature in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease; departures of key officers and potential disruption caused by changes in management; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; actions of activist stockholders, including a proxy contest; market conditions and capital allocation decisions that may influence our determination from time to time whether to purchase any shares under our existing share repurchase program and our ability to fund any repurchases; our ability to maintain consistent quality control; a decrease in the overall demand for senior housing; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; costs to respond to, and adverse determinations resulting from, government reviews, audits and investigations; unanticipated costs to comply with legislative or regulatory developments; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

As of September 30, 2019, we are the largest operator of senior living communities in the United States based on total capacity, with 794 communities in 45 states and the ability to serve approximately 75,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). We also offer a range of home health, hospice, and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities.

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

Community Portfolio

As of September 30, 2019, we owned 336 communities (31,226 units), leased 335 communities (24,036 units), managed 17 communities (7,308 units) on behalf of unconsolidated ventures, and managed 106 communities (12,860 units) on behalf of third parties. During the next 12 months, we expect to close on the dispositions of six owned communities (1,087 units) classified as held for sale as of September 30, 2019, which resulted in $60.4 million being recorded as assets held for sale and $30.8 million of mortgage debt being included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to such communities. This debt is expected to be repaid with the proceeds from the sales. We continue to market several other communities as part of our real estate strategy announced in 2018. During the next approximately 12 months we also anticipate terminations of certain of our management arrangements with the CCRC Venture and with third parties as we transition to new operators our interim management on formerly leased communities and our management on certain former unconsolidated ventures in which we sold our interest. Additionally, in the three months ended September 30, 2019, we provided notice of our intent to exercise the purchase option with respect to eight leased communities (336 units) and expect the purchase to close in the three months ending March 31, 2020. The closings of the various pending and expected transactions are, or will be subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

CCRC Venture and HCP Master Lease Transactions

On October 1, 2019, we entered into definitive agreements, including a Master Transactions and Cooperation Agreement (the “MTCA”) and an Equity Interest Purchase Agreement (the “Purchase Agreement”), providing for a multi-part transaction with HCP, Inc. (now known as Healthpeak Properties, Inc.) (“HCP”). The parties subsequently amended the agreement to include on additional entry fee CCRC community as part of the sale of our interest in the CCRC Venture (rather than removing the CCRC from the CCRC Venture for joint marketing and sale). The components of the multi-part transaction include:

•
CCRC Venture Transaction. Pursuant to the Purchase Agreement, HCP has agreed to acquire our 51% ownership interest in our unconsolidated entry fee CCRC venture with HCP (the “CCRC Venture”), which will hold 14 entry fee CCRCs (6,383 units) after giving effect to the internal restructuring described below, for a total purchase price equal to 51% of the equity value of the CCRC Venture, which is measured as $1.06 billion less portfolio debt, subject to a net working capital adjustment. Pursuant to the Purchase Agreement, the parties have agreed to use commercially reasonable efforts to obtain certain governmental approvals and consummate an internal restructuring for the purposes of moving two entry fee CCRCs (889 units) into a new unconsolidated venture on substantially the same terms as the CCRC Venture and to accommodate the sale of such two communities at a future date. Pursuant to the MTCA, the parties have agreed to terminate our existing management agreements with 14 entry fee CCRCs, and HCP has agreed to pay us a $100 million management agreement termination fee, immediately following the closing of the sale of our ownership interest in the CCRC Venture. Upon termination of the management agreements, we will transition operations of the entry fee CCRCs to a new operator in accordance with the terms of the MTCA. We expect our cash proceeds from the sale of our ownership interest to be approximately $291 million net of portfolio debt, subject to the net working capital adjustment.

•
Master Lease Transactions. Pursuant to the MTCA, the parties have agreed to amend and restate our existing master lease with HCP pursuant to which we will continue to lease 25 communities (2,711 units) from HCP, and we have agreed to pay $405.5 million to acquire 18 communities (2,014 units) that we currently lease from HCP and to reduce our annual rent under the amended and restated master lease, upon which time the 18 communities will be removed from the master lease. In addition, HCP has agreed to transition one leased community (159 units) to a successor operator. With respect to the continuing 24 communities (2,552 units), the amended and restated master lease with HCP will have an initial term to expire on December 31, 2027, subject to two extension options at our election for ten years each, which must be exercised with respect to the entire pool of leased communities. Pursuant to the amended and restated master lease, the initial base rent for the 24 communities will be approximately $41.8 million and is subject to an escalator of 2.4% per annum on April 1st of each year. Under the terms of the master lease, HCP will agree to make available up to $35 million for capital expenditures for a five-year period related to the 24 communities at an initial lease rate of 7.0%.

The MTCA and Purchase Agreement contain certain customary representations and warranties made by each party. The Company and HCP have also agreed to certain customary covenants, including that we will use commercially reasonable efforts to obtain certain required lender consents and governmental approvals, subject to certain limitations. The parties’ obligations to consummate the transactions contemplated by the MTCA and Purchase Agreement are subject to the satisfaction or waiver of certain conditions, including completion of the internal restructuring, the prior or concurrent closing of the transactions contemplated by the Purchase Agreement, which shall occur no later than December 31, 2020, and the receipt of governmental approvals. The Purchase Agreement may be terminated by either party under certain circumstances, including a material breach by the other party of its obligations under the Purchase Agreement that is not cured within the applicable period or the failure of the closing of the Purchase Agreement to occur on or prior to December 31, 2020.

We anticipate that the expected sale of our interest in the CCRC Venture will utilize a portion of our carryforward tax losses to shield the expected significant taxable investment gain on such transaction.

We expect the sale of our 51% ownership interest in the CCRC Venture, the terminations of our management agreements on 14 entry fee CCRCs, and our acquisition of the 18 currently leased communities to occur in the first quarter of 2020, and the sales of the two entry fee CCRCs to occur over the next 12 to 18 months; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur. Subsequent to these transactions, we will have exited substantially all of our unconsolidated venture interests and entry fee CCRC operations. We expect to evaluate using a portion of the net proceeds for opportunistic share repurchases and elective debt pay downs.

Completed Transactions and Impact of Dispositions on Results of Operations

During 2017 and 2018 we undertook an initiative to optimize our community portfolio under which we disposed of owned and leased communities and restructured leases. Further, in 2018 we evaluated our owned-community portfolio for opportunities to monetize select high-value communities. As a result of these initiatives, lease restructuring, expiration and termination activity, and other transactions, during the period of January 1, 2018 to September 30, 2019 we disposed of an aggregate of 30 owned communities (2,534 units) and our triple-net lease obligations on an aggregate of 97 communities (9,636 units) were terminated. During this period we also sold our ownership interests in five unconsolidated ventures and acquired six communities that we previously leased or managed. We agreed to manage a number of formerly leased communities on an interim basis until the communities have been transitioned to new managers, and during such interim periods those communities are reported in the Management Services segment.

Summaries of the significant transactions impacting the periods presented, and the impacts of dispositions of owned and leased communities on our results of operations, are included below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for more details regarding the terms of such transactions, including transactions we entered into with Ventas, Inc. ("Ventas"), Welltower Inc. ("Welltower") and HCP during 2017 and 2018, which together restructured a significant portion of our triple-net lease obligations with our largest lessors.

Summaries of Completed Transactions

•
Dispositions of Owned Communities. During the year ended December 31, 2018, we completed the sale of 22 owned communities (1,819 units) for cash proceeds of $380.7 million, net of transaction costs. These dispositions included the sale of three communities during the nine months ended September 30, 2018 for cash proceeds of $12.8 million, net of associated debt and transaction costs, and for which we recognized a net gain on sale of assets of $1.9 million. During the nine months ended September 30, 2019, we completed the sale of eight owned communities (715 units) for cash proceeds of $39.0 million, net of associated debt and transaction costs, and for which we recognized a net gain on sale of assets of $0.9 million for the nine months ended September 30, 2019.

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

•
HCP. Pursuant to transactions we entered into with HCP in November 2017, during the three months ended June 30, 2018, we acquired five communities (858 units) from HCP, two of which we formerly leased, for an aggregate purchase price of $242.8 million, and during the three months ended March 31, 2018, we acquired one community (137 units) for an aggregate purchase price of $32.1 million. During the year ended December 31, 2018 leases with respect to 33 communities (3,123 units) were terminated, and such communities were removed from our master lease with HCP. In addition, during the three months ended March 31, 2018, HCP acquired our 10% ownership interest in our RIDEA venture with HCP for $62.3 million and for which we recognized a $41.7 million gain on sale. Management agreements for 35 communities with former unconsolidated ventures with HCP have been terminated by HCP since November 2017. We have recognized a $9.3 million non-cash management contract termination gain, of which $0.6 million was recognized during the three months ended September 30, 2018 and $0.8 million and $5.6 million was recognized during the nine months ended September 30, 2019 and 2018, respectively.

•
Blackstone. During the three months ended September 30, 2018, leases for two communities owned by a former unconsolidated venture with affiliates of Blackstone Real Estate Advisors VIII L.P. were terminated, and we sold our 15% equity interest in the venture consisting of 64 communities.

Summary of Financial Impact of Completed Dispositions

The following table sets forth, for the three months ended September 30, 2018, the amounts included within our consolidated financial data for the 77 communities that we disposed through sales and lease terminations during the period from July 1, 2018 to June 30, 2019 through the respective disposition dates. We did not dispose of any communities during the three months ended September 30, 2019.

	Three Months Ended September 30, 2018
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$144,631	$14,099	$130,532
Assisted Living and Memory Care	483,125	45,496	437,629
CCRCs	104,147	4,401	99,746
Senior housing resident fees	$731,903	$63,996	$667,907
Facility operating expense
Independent Living	$87,525	$8,588	$78,937
Assisted Living and Memory Care	338,424	35,182	303,242
CCRCs	82,338	3,785	78,553
Senior housing facility operating expense	$508,287	$47,555	$460,732
Cash facility lease payments	$105,530	$13,111	$92,419

The following tables set forth, for the periods indicated, the amounts included within our consolidated financial data for the 127 communities that we disposed through sales and lease terminations during the period from January 1, 2018 to June 30, 2019 through the respective disposition dates.

	Nine Months Ended September 30, 2019
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$408,519	$—	$408,519
Assisted Living and Memory Care	1,361,225	12,385	1,348,840
CCRCs	305,084	—	305,084
Senior housing resident fees	$2,074,828	$12,385	$2,062,443
Facility operating expense
Independent Living	$254,770	$—	$254,770
Assisted Living and Memory Care	970,526	10,204	960,322
CCRCs	251,128	—	251,128
Senior housing facility operating expense	$1,476,424	$10,204	$1,466,220
Cash facility lease payments	$283,697	$1,451	$282,246

	Nine Months Ended September 30, 2018
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$462,321	$74,970	$387,351
Assisted Living and Memory Care	1,537,432	223,763	1,313,669
CCRCs	314,012	15,106	298,906
Senior housing resident fees	$2,313,765	$313,839	$1,999,926
Facility operating expense
Independent Living	$275,659	$44,256	$231,403
Assisted Living and Memory Care	1,046,456	160,606	885,850
CCRCs	243,721	13,701	230,020
Senior housing facility operating expense	$1,565,836	$218,563	$1,347,273
Cash facility lease payments	$361,013	$80,046	$280,967

The following table sets forth the number of communities and units in our senior housing segments disposed through sales and lease terminations during the nine months ended September 30, 2019 and twelve months ended December 31, 2018:

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2019	2018
Number of communities
Independent Living	—	17
Assisted Living and Memory Care	16	91
CCRCs	—	3
Total	16	111
Total units
Independent Living	—	2,864
Assisted Living and Memory Care	1,322	7,437
CCRCs	—	547
Total	1,322	10,848

Other Recent Developments

Impact of New Lease Accounting Standard

We adopted the new lease accounting standard (ASC 842) effective January 1, 2019. Adoption of the new lease standard and its application to residency agreements and costs related thereto resulted in the recognition of additional non-cash resident fees and facility operating expense for the three and nine months ended September 30, 2019. The result was a non-cash net impact to net income (loss) and Adjusted EBITDA of negative $6.0 million and $19.0 million for the three and nine months ended September 30, 2019, respectively. For the full year 2019, we expect the non-cash net impact of adoption of the new lease standard and application to our residency agreements and costs related thereto to be approximately negative $27 million to net income (loss) and Adjusted EBITDA. Adoption of the new lease standard had no impact on the amount of net cash provided by (used in) operating activities and Adjusted Free Cash Flow for the three and nine months ended September 30, 2019 and is not expected to have any impact on such measures for the full year.

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

Program Max Initiative

During the nine months ended September 30, 2019, we made continued progress on our Program Max initiative under which we expand, renovate, redevelop, and reposition certain of our existing communities where economically advantageous. During such period, we invested $18.7 million on Program Max projects. We currently have 15 Program Max projects that have been approved, most of which have begun construction and are expected to generate 28 net new units.

Tax Reform

On December 22, 2017, the President signed the Tax Cuts and Jobs Act ("Tax Act") into law. The Tax Act limits the annual deductibility of a corporation's net interest expense unless it elects to be exempt from such deductibility limitation under the real property trade or business exception. The Company elected the real property trade or business exception with the 2018 tax return. As such, the Company is required to apply the alternative depreciation system ("ADS") to all current and future residential real property and qualified improvement property assets. This change impacts the current and future tax depreciation deductions and impacted the Company's valuation allowance accordingly. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company's state and local income tax returns, state and local net operating losses, and corresponding valuation allowances.

Results of Operations

As of September 30, 2019 our total operations included 794 communities with a capacity to serve approximately 75,000 residents. As of that date we owned 336 communities (31,226 units), leased 335 communities (24,036 units), managed 17 communities (7,308 units) on behalf of unconsolidated ventures, and managed 106 communities (12,860 units) on behalf of third parties. The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The results of operations for any particular period are not necessarily indicative of results for any future period. Transactions completed during the period of January 1, 2018 to September 30, 2019 significantly affect the comparability of our results of operations, and summaries of such transactions and their impact on our results of operations are above under "Completed Transactions and Impact of Dispositions on Results of Operations."

This section uses the operating measures defined below. Our adoption and application of the new lease accounting standard has impacted our results for the three and nine months ended September 30, 2019, and will impact our results for the remaining 2019 periods, due to our recognition of additional resident fee revenue and facility operating expense, which is non-cash and is non-recurring in future years. To aid in comparability between periods, presentations of our results on a same community basis and RevPAR and RevPOR exclude the impact of the lease accounting standard.

•
Operating results and data presented on a same community basis reflect results and data of the same store communities (utilizing our methodology for determining same store communities which generally excludes assets held for sale, acquisitions and dispositions since the beginning of the prior year, and certain communities that have undergone or are undergoing expansion, redevelopment, and repositioning projects) and, for the 2019 period, exclude the additional resident fee revenue and facility operating expense recognized as a result of application of the new lease accounting standard under ASC 842.

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

Comparison of Three Months Ended September 30, 2019 and 2018

Summary Operating Results

The following table summarizes our overall operating results for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2019	2018	Amount	Percent
Total revenue	$1,008,949	$1,120,062	$(111,113)	(9.9)%
Facility operating expense	615,717	607,076	8,641	1.4%
Net income (loss)	(78,508)	(37,140)	41,368	111.4%
Adjusted EBITDA	80,447	128,122	(47,675)	(37.2)%

The decrease in total revenue was primarily attributable to the disposition of 77 communities through sales of owned communities and lease terminations since the beginning of the prior year period, which resulted in $63.9 million less in resident fees during the three months ended September 30, 2019 compared to the prior year period. The decrease in resident fees was partially offset by a 1.8% increase in same community RevPAR, comprised of a 2.8% increase in same community RevPOR and an 80 basis points decrease in same community weighted average occupancy. Additionally, management services revenue, including management fees and reimbursed costs incurred on behalf of managed communities, decreased $72.2 million primarily due to terminations of management agreements subsequent to the beginning of the prior year period.

The increase in facility operating expense was primarily attributable to a 7.0% increase in same community facility operating expense, which was primarily due to an increase in labor expense attributable to wage rate increases, an increase in employee benefit expense, and an increase in advertising, property remediation, and insurance costs during the period. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $47.5 million less in facility operating expense during the three months ended September 30, 2019 compared to the prior year period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense of approximately $8.0 million and $14.0 million, respectively, during the three months ended September 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense excludes approximately $7.3 million and $12.8 million, respectively, of such additional revenue and expenses.

The increase in net loss was primarily attributable to the revenue and facility operating expense factors noted above, a $9.3 million decrease in net gain on sale of assets, and a $16.0 million decrease in benefit for income taxes.

The decrease in Adjusted EBITDA was primarily attributable to the revenue and facility operating expense factors noted above.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the three months ended September 30, 2019 and 2018, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$689,452	$731,903	$(42,451)		(5.8)%
Facility operating expense	$508,710	$508,287	$423		0.1%

Number of communities (period end)	671	729	(58)		(8.0)%
Number of units (period end)	55,262	60,009	(4,747)		(7.9)%
Total average units	55,258	61,370	(6,112)		(10.0)%
RevPAR	$4,109	$3,973	$136		3.4%
Occupancy rate (weighted average)	84.2%	84.2%	—		n/a
RevPOR	$4,880	$4,718	$162		3.4%

Same Community Operating Results and Data
Resident fees	$629,159	$618,129	$11,030		1.8%
Facility operating expense	$450,181	$420,846	$29,335		7.0%

Number of communities	644	644	—		—
Total average units	50,761	50,773	(12)		—
RevPAR	$4,129	$4,056	$73		1.8%
Occupancy rate (weighted average)	84.5%	85.3%	(80	) bps	n/a
RevPOR	$4,886	$4,755	$131		2.8%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended September 30, 2019 and 2018, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$136,874	$144,631	$(7,757)		(5.4)%
Facility operating expense	$87,460	$87,525	$(65)		(0.1)%

Number of communities (period end)	68	75	(7)		(9.3)%
Number of units (period end)	12,511	13,550	(1,039)		(7.7)%
Total average units	12,511	13,553	(1,042)		(7.7)%
RevPAR	$3,581	$3,557	$24		0.7%
Occupancy rate (weighted average)	89.1%	89.5%	(40	) bps	n/a
RevPOR	$4,018	$3,973	$45		1.1%

Same Community Operating Results and Data
Resident fees	$118,981	$115,887	$3,094		2.7%
Facility operating expense	$73,088	$68,964	$4,124		6.0%

Number of communities	62	62	—		—
Total average units	11,068	11,074	(6)		(0.1)%
RevPAR	$3,583	$3,488	$95		2.7%
Occupancy rate (weighted average)	89.9%	89.9%	—		n/a
RevPOR	$3,987	$3,879	$108		2.8%

The decrease in the segment’s resident fees was primarily attributable to the disposition of seven communities since the beginning of the prior year period, which resulted in $14.1 million less in resident fees during the three months ended September 30, 2019 compared to the prior year period. The decrease in resident fees was partially offset by the increase in the segment’s same community RevPAR, comprised of a 2.8% increase in same community RevPOR and consistent weighted average occupancy of 89.9%. The increase in the segment’s same community RevPOR was primarily the result of in-place rent increases.

The decrease in the segment’s facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $8.6 million less in facility operating expense during the three months ended September 30, 2019 compared to the prior year period. The decrease in facility operating expense was partially offset by an increase in the segment’s same community facility operating expense, including an increase in labor expense arising from wage rate increases, an increase in employee benefit expense, and an increase in advertising, property remediation, and insurance costs during the period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $2.5 million and $3.4 million, respectively, during the three months ended September 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $2.2 million and $3.0 million, respectively, of such additional revenue and expenses.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended September 30, 2019 and 2018, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$452,474	$483,125	$(30,651)		(6.3)%
Facility operating expense	$335,618	$338,424	$(2,806)		(0.8)%

Number of communities (period end)	577	627	(50)		(8.0)%
Number of units (period end)	36,177	39,725	(3,548)		(8.9)%
Total average units	36,173	40,933	(4,760)		(11.6)%
RevPAR	$4,127	$3,934	$193		4.9%
Occupancy rate (weighted average)	83.2%	82.7%	50	bps	n/a
RevPOR	$4,962	$4,755	$207		4.4%

Same Community Operating Results and Data
Resident fees	$433,108	$424,091	$9,017		2.1%
Facility operating expense	$313,833	$291,617	$22,216		7.6%

Number of communities	563	563	—		—
Total average units	34,852	34,857	(5)		—
RevPAR	$4,142	$4,056	$86		2.1%
Occupancy rate (weighted average)	83.3%	84.0%	(70	) bps	n/a
RevPOR	$4,975	$4,826	$149		3.1%

The decrease in the segment’s resident fees was primarily attributable to the disposition of 68 communities since the beginning of the prior year period, which resulted in $45.4 million less in resident fees during the three months ended September 30, 2019 compared to the prior year period. The decrease in resident fees was partially offset by the increase in the segment’s same community RevPAR, comprised of a 3.1% increase in same community RevPOR and a 70 basis points decrease in same community weighted average occupancy. The increase in the segment’s same community RevPOR was primarily the result of in-place rent increases. The decrease in the segment’s same community weighted average occupancy reflects the impact of new competition in our markets.

The decrease in the segment’s facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $35.1 million less in facility operating expense during the three months ended September 30, 2019 compared to the prior year period. The decrease in facility operating expense was partially offset by an increase in the segment’s same community facility operating expense, including an increase in labor expense arising from wage rate increases, an increase in employee benefit expense, and an increase in advertising, property remediation, and insurance costs during the period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $4.6 million and $9.1 million, respectively, during the three months ended September 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $4.4 million and $8.6 million, respectively, of such additional revenue and expenses.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended September 30, 2019 and 2018, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$100,104	$104,147	$(4,043)		(3.9)%
Facility operating expense	$85,632	$82,338	$3,294		4.0%

Number of communities (period end)	26	27	(1)		(3.7)%
Number of units (period end)	6,574	6,734	(160)		(2.4)%
Total average units	6,574	6,884	(310)		(4.5)%
RevPAR	$5,012	$5,024	$(12)		(0.2)%
Occupancy rate (weighted average)	80.4%	82.6%	(220	) bps	n/a
RevPOR	$6,234	$6,082	$152		2.5%

Same Community Operating Results and Data
Resident fees	$77,070	$78,151	$(1,081)		(1.4)%
Facility operating expense	$63,260	$60,265	$2,995		5.0%

Number of communities	19	19	—		—
Total average units	4,841	4,842	(1)		—
RevPAR	$5,279	$5,354	$(75)		(1.4)%
Occupancy rate (weighted average)	81.1%	83.7%	(260	) bps	n/a
RevPOR	$6,509	$6,397	$112		1.8%

The decrease in the segment’s resident fees was primarily attributable to the disposition of two communities since the beginning of the prior year period, which resulted in $4.4 million less in resident fees during the three months ended September 30, 2019 compared to the prior year period. Additionally, there was a decrease in the segment’s same community RevPAR, comprised of a 260 basis points decrease in same community weighted average occupancy and a 1.8% increase in same community RevPOR. The decrease in the segment’s same community weighted average occupancy reflects the impact of new competition in our markets. The increase in the segment’s same community RevPOR was primarily the result of in-place rent increases.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment’s same community facility operating expense, including an increase in labor expense arising from wage rate increases, an increase in employee benefit expense, and an increase in advertising, property remediation, and insurance costs during the period. The increase in facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $3.8 million less in facility operating expense during the three months ended September 30, 2019 compared to the prior year period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $0.9 million and $1.5 million, respectively, during the three months ended September 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $0.7 million and $1.2 million, respectively, of such additional revenue and expenses.

Operating Results - Health Care Services Segment

The following table summarizes the operating results and data for our Health Care Services segment for the three months ended September 30, 2019 and 2018.

(in thousands, except census and treatment codes)	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent
Resident fees	$111,785	$108,276	$3,509	3.2%
Facility operating expense	$107,007	$98,789	$8,218	8.3%

Home health average daily census	15,357	14,890	467	3.1%
Hospice average daily census	1,642	1,411	231	16.4%
Outpatient therapy treatment codes	171,578	168,569	3,009	1.8%

The increase in the segment’s resident fees was primarily attributable to an increase in volume for hospice services and an increase in home health average daily census, partially offset by sales force turnover and customer relations issues related to the centralized intake initiative.

The increase in the segment’s facility operating expense was primarily attributable to an increase in labor costs arising from wage rate increases and the expansion of our hospice services. In addition, there was an increase in employee benefit expense.

On October 31, 2019, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule that included routine updates to home health payment rates and sets forth the implementation of the Patient-Driven Grouping Model (“PDGM”), an alternate home health case-mix adjustment methodology with a 30-day unit of payment that will be effective beginning January 1, 2020.  The final rule also will phase out requests for anticipated payment ("RAP") over 2020 with the full elimination of RAPs in 2021. We are currently in the process of preparing for the implementation of PDGM effective January 1, 2020 and are evaluating the impact of the final rule on our home health operations.

Operating Results - Management Services Segment

The following table summarizes the operating results and data for our Management Services segment for the three months ended September 30, 2019 and 2018.

(in thousands, except communities, units, and occupancy)	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Management fees	$13,564	$18,528		$(4,964)	(26.8)%
Reimbursed costs incurred on behalf of managed communities	$194,148	$261,355		$(67,207)	(25.7)%

Number of communities (period end)	123	232	(109)		(47.0)%
Number of units (period end)	20,168	32,511	(12,343)		(38.0)%
Total average units	20,730	32,471	(11,741)		(36.2)%
Occupancy rate (weighted average)	83.4%	84.0%	(60	) bps	n/a

The decrease in management fees was primarily attributable to the transition of management arrangements on 117 net communities since the beginning of the prior year period, generally for interim management arrangements on formerly leased or owned communities and management arrangements on certain former unconsolidated ventures in which we sold our interest. Management fees of $13.6 million for the three months ended September 30, 2019 include $0.5 million of management fees attributable to communities for which our management agreements were terminated during such period and approximately $8 million of management fees attributable to communities that we expect the terminations of our management agreements to occur in the next approximately 12 months, including management agreements on communities owned by the CCRC Venture, interim management arrangements on formerly leased communities, and management arrangements on certain former unconsolidated ventures in which we sold our interest. Pursuant to the MTCA with HCP, HCP has agreed to pay us $100 million immediately following the closing of the sale of our ownership interest in the CCRC Venture, which is expected to close in the first quarter of 2020.

The decrease in reimbursed costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended September 30, 2019 and 2018.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent
General and administrative expense	$56,409	$58,796	$(2,387)	(4.1)%
Facility operating lease expense	67,253	70,392	(3,139)	(4.5)%
Depreciation and amortization	93,550	110,980	(17,430)	(15.7)%
Goodwill and asset impairment	2,094	5,500	(3,406)	(61.9)%
Loss (gain) on facility lease termination and modification, net	—	2,337	(2,337)	(100.0)%
Costs incurred on behalf of managed communities	194,148	261,355	(67,207)	(25.7)%
Interest income	2,162	1,654	508	30.7%
Interest expense	(62,078)	(68,626)	(6,548)	9.5%
Debt modification and extinguishment costs	(2,455)	(33)	2,422	NM
Equity in earnings (loss) of unconsolidated ventures	(2,057)	(1,340)	717	(53.5)%
Gain (loss) on sale of assets, net	579	9,833	(9,254)	(94.1)%
Other non-operating income (loss)	3,763	(17)	3,780	NM
Benefit (provision) for income taxes	1,800	17,763	(15,963)	(89.9)%

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to a reduction in our corporate headcount, as we scaled our general and administrative costs in connection with community dispositions. The decrease was partially offset by a $0.7 million increase in transactional and organizational restructuring costs compared to the prior period, to $3.9 million for the three months ended September 30, 2019. The increase was due to $3.4 of transaction costs related to stockholder relations advisory matters incurred during the three months ended September 30, 2019. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, our assessment of options and alternatives to enhance stockholder value, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance and retention costs. For the full year 2019, we expect transaction costs related to stockholder relations advisory matters to be approximately $5.5 million, of which $3.4 million was incurred for the three months ended September 30, 2019.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily due to lease termination activity since the beginning of the prior year quarter.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to disposition activity through sales and lease terminations since the beginning of the prior year quarter.

Goodwill and Asset Impairment. During the current year period, we recorded $2.1 million of non-cash impairment charges, primarily for assets held for sale and property, plant and equipment and leasehold intangibles for certain communities. During the prior year period, we recorded $5.5 million of non-cash impairment charges. The prior year period impairment charges primarily consisted of a $3.0 million decrease in the estimated selling prices of assets held for sale and a $2.5 million impairment of property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living and Memory Care segment. See Note 5 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the impairment charges.

Costs Incurred on Behalf of Managed Communities. The decrease in costs incurred on behalf of managed communities was primarily due to terminations of management agreements subsequent to the beginning of the prior year period.

Interest Expense. The decrease in interest expense was primarily due to financing lease termination activity and a decrease in interest expense on long-term debt, reflecting the impact of the repayment of debt since the beginning of the prior year period and lower interest rates.

Gain (Loss) on Sale of Assets, Net. The decrease in gain on sale of assets, net was primarily due to gains recognized for the termination of financing leases during the prior year period.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended September 30, 2019 and 2018 was primarily due to an increase in the full year valuation allowance projected in 2019 as compared to 2018.

We recorded an aggregate deferred federal, state, and local tax benefit of $19.4 million as a result of the operating loss for the three months ended September 30, 2019, offset by an increase in the valuation allowance of $17.8 million. The change in the valuation allowance for the three months ended September 30, 2019 resulted from anticipated reversal of future tax liabilities offset by future tax deductions. We recorded an aggregate deferred federal, state, and local tax benefit of $15.4 million as a result of the operating loss for the three months ended September 30, 2018, and we reduced our valuation allowance in the quarter by $2.7 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of September 30, 2019 and December 31, 2018 was $387.9 million and $336.4 million, respectively.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended September 30, 2019 and 2018 which are included in provision for income tax for the period. Tax returns for years 2014 through 2018 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Operating Results - Unconsolidated Ventures

The Company’s proportionate share of Adjusted EBITDA of unconsolidated ventures was $9.8 million for the three months ended September 30, 2019, which represented a decrease of 13.1% from the three months ended September 30, 2018 primarily attributable to the sale of our interest in two unconsolidated ventures since the beginning of the prior year quarter. Upon completion of the dispositions pursuant to the multi-part transaction with HCP announced October 1, 2019 we will have eliminated substantially all of our unconsolidated venture interests. See above under "CCRC Venture and HCP Master Lease Transactions" for more details regarding the terms and expected timing of such dispositions.

Comparison of Nine Months Ended September 30, 2019 and 2018

Summary Operating Results

The following table summarizes our overall operating results for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2019	2018	Amount	Percent
Total revenue	$3,070,450	$3,462,496	$(392,046)	(11.3)%
Facility operating expense	1,792,057	1,866,477	(74,420)	(4.0)%
Net income (loss)	(177,169)	(659,883)	(482,714)	(73.2)%
Adjusted EBITDA	301,066	422,495	(121,429)	(28.7)%

The decrease in total revenue was primarily attributable to the disposition of 127 communities through sales of owned communities and lease terminations since the beginning of the prior year period, which resulted in $301.5 million less in resident fees during the nine months ended September 30, 2019 compared to the prior year period. The decrease in resident fees was partially offset by a 1.8% increase in same community RevPAR, comprised of a 3.1% increase in same community RevPOR and a 100 basis points decrease in same community weighted average occupancy. Additionally, management services revenue, including management fees and reimbursed costs incurred on behalf of managed communities, decreased $162.2 million primarily due to terminations of management agreements subsequent to the beginning of the prior year period.

The decrease in facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $208.4 million less in facility operating expense during the nine months ended September 30, 2019 compared to the prior year period. The decrease was partially offset by a 5.6% increase in same community facility operating expense, which was primarily due to an increase in labor expense arising from wage rate increases, an increase in employee benefit expense, and an increase in advertising and insurance costs during the period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense of approximately $16.0 million and $35.0 million, respectively, during the nine months ended September 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense excludes approximately $14.6 million and $32.0 million, respectively, of such additional revenue and expenses.

The improvement to net income (loss) was primarily attributable to decreases in goodwill and asset impairment expense and in loss on facility lease termination and modification compared to the prior period, offset by a decrease in net gain on sale of assets and the revenue and facility operating expense factors noted above. Goodwill and asset impairment expense was $6.3 million for the nine months ended September 30, 2019 compared to $452.0 million for the prior year period. We recognized a loss on lease termination and modification of $148.8 million for the nine months ended September 30, 2018 primarily as a result of agreements with Ventas and Welltower. Net gain on sale of assets was $2.7 million for the nine months ended September 30, 2019 compared to a net gain on sale of assets of $76.6 million for the prior year period.

The decrease in Adjusted EBITDA was primarily attributable to the revenue and facility operating expense factors noted above, offset by lower general and administrative expenses (excluding non-cash stock-based compensation expense and transaction and organizational restructuring costs) of $10.1 million and lower cash facility operating lease payments of $33.4 million.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the nine months ended September 30, 2019 and 2018 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$2,074,828	$2,313,765	$(238,937)		(10.3)%
Facility operating expense	$1,476,424	$1,565,836	$(89,412)		(5.7)%

Number of communities (period end)	671	729	(58)		(8.0)%
Number of units (period end)	55,262	60,009	(4,747)		(7.9)%
Total average units	55,728	64,757	(9,029)		(13.9)%
RevPAR	$4,103	$3,968	$135		3.4%
Occupancy rate (weighted average)	83.7%	84.3%	(60	) bps	n/a
RevPOR	$4,900	$4,709	$191		4.1%

Same Community Operating Results and Data
Resident fees	$1,890,071	$1,856,594	$33,477		1.8%
Facility operating expense	$1,306,364	$1,237,417	$68,947		5.6%

Number of communities	644	644	—		—
Total average units	50,753	50,777	(24)		—
RevPAR	$4,135	$4,060	$75		1.8%
Occupancy rate (weighted average)	84.2%	85.2%	(100	) bps	n/a
RevPOR	$4,913	$4,764	$149		3.1%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the nine months ended September 30, 2019 and 2018, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$408,519	$462,321	$(53,802)		(11.6)%
Facility operating expense	$254,770	$275,659	$(20,889)		(7.6)%

Number of communities (period end)	68	75	(7)		(9.3)%
Number of units (period end)	12,511	13,550	(1,039)		(7.7)%
Total average units	12,460	14,561	(2,101)		(14.4)%
RevPAR	$3,592	$3,528	$64		1.8%
Occupancy rate (weighted average)	89.3%	88.4%	90	bps	n/a
RevPOR	$4,021	$3,991	$30		0.8%

Same Community Operating Results and Data
Resident fees	$356,724	$346,239	$10,485		3.0%
Facility operating expense	$214,817	$204,369	$10,448		5.1%

Number of communities	62	62	—		—
Total average units	11,058	11,078	(20)		(0.2)%
RevPAR	$3,585	$3,473	$112		3.2%
Occupancy rate (weighted average)	89.8%	89.2%	60	bps	n/a
RevPOR	$3,991	$3,891	$100		2.6%

The decrease in the segment’s resident fees was primarily attributable to the disposition of 17 communities since the beginning of the prior year period, which resulted in $75.0 million less in resident fees during the nine months ended September 30, 2019 compared to the prior year period. The decrease in resident fees was partially offset by the increase in the segment’s same community RevPAR, comprised of a 2.6% increase in same community RevPOR and a 60 basis points increase in same community weighted average occupancy. The increase in the segment’s same community RevPOR was primarily the result of in-place rent increases. Additionally, the decrease in resident fees was partially offset by $2.9 million of additional revenue for one community acquired subsequent to the beginning of the prior year period.

The decrease in the segment’s facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $44.3 million less in facility operating expense during the nine months ended September 30, 2019 compared to the prior year period. The decrease in facility operating expense was partially offset by an increase in the segment’s same community facility operating expense including an increase in labor expense arising from wage rate increases, an increase in employee benefit expense, an increase in advertising costs, and an increase in insurance costs during the period. Additionally, the decrease in facility operating expense was partially offset by $2.1 million of additional facility operating expense for one community acquired subsequent to the beginning of the prior year period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $5.8 million and $9.2 million, respectively, during the nine months ended September 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $5.1 million and $8.1 million, respectively, of such additional revenue and expenses.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the nine months ended September 30, 2019 and 2018, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$1,361,225	$1,537,432	$(176,207)		(11.5)%
Facility operating expense	$970,526	$1,046,456	$(75,930)		(7.3)%

Number of communities (period end)	577	627	(50)		(8.0)%
Number of units (period end)	36,177	39,725	(3,548)		(8.9)%
Total average units	36,701	43,369	(6,668)		(15.4)%
RevPAR	$4,096	$3,939	$157		4.0%
Occupancy rate (weighted average)	82.3%	83.0%	(70	) bps	n/a
RevPOR	$4,979	$4,743	$236		5.0%

Same Community Operating Results and Data
Resident fees	$1,297,455	$1,275,442	$22,013		1.7%
Facility operating expense	$904,693	$855,773	$48,920		5.7%

Number of communities	563	563	—		—
Total average units	34,854	34,857	(3)		—
RevPAR	$4,136	$4,066	$70		1.7%
Occupancy rate (weighted average)	82.7%	84.1%	(140	) bps	n/a
RevPOR	$5,004	$4,833	$171		3.5%

The decrease in the segment’s resident fees was primarily attributable to the disposition of 107 communities since the beginning of the prior year period, which resulted in $211.4 million less in resident fees during the nine months ended September 30, 2019 compared to the prior year period. The decrease in resident fees was partially offset by the increase in the segment’s same community RevPAR, comprised of a 3.5% increase in same community RevPOR and a 140 basis points decrease in same community weighted average occupancy. The increase in the segment’s same community RevPOR was primarily the result of in-place rent increases. The decrease in the segment’s same community weighted average occupancy reflects the impact of new competition in our markets. Additionally, the decrease in resident fees was partially offset by $2.7 million of additional revenue for two communities acquired subsequent to the beginning of the prior year period.

The decrease in the segment’s facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $150.4 million less in facility operating expense during the nine months ended September 30, 2019 compared to the prior year period. The decrease in facility operating expense was partially offset by an increase in the segment’s same community facility operating expense, including an increase in labor expense arising from wage rate increases, an increase in employee benefit expense, and an increase in advertising and insurance costs during the period. Additionally, the decrease in facility operating expense was partially offset by $1.6 million of additional facility operating expense for two communities acquired subsequent to the beginning of the prior year period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $8.3 million and $21.9 million, respectively, during the nine months ended September 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $7.8 million and $20.7 million, respectively, of such additional revenue and expenses.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the nine months ended September 30, 2019 and 2018, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$305,084	$314,012	$(8,928)		(2.8)%
Facility operating expense	$251,128	$243,721	$7,407		3.0%

Number of communities (period end)	26	27	(1)		(3.7)%
Number of units (period end)	6,574	6,734	(160)		(2.4)%
Total average units	6,567	6,827	(260)		(3.8)%
RevPAR	$5,108	$5,091	$17		0.3%
Occupancy rate (weighted average)	81.3%	83.2%	(190	) bps	n/a
RevPOR	$6,284	$6,119	$165		2.7%

Same Community Operating Results and Data
Resident fees	$235,892	$234,913	$979		0.4%
Facility operating expense	$186,854	$177,275	$9,579		5.4%

Number of communities	19	19	—		—
Total average units	4,841	4,842	(1)		—
RevPAR	$5,387	$5,366	$21		0.4%
Occupancy rate (weighted average)	82.1%	83.9%	(180	) bps	n/a
RevPOR	$6,560	$6,393	$167		2.6%

The decrease in the segment’s resident fees was primarily attributable to the disposition of three communities since the beginning of the prior year period, which resulted in $15.1 million less in resident fees during the nine months ended September 30, 2019 compared to the prior year period. The decrease in resident fees was partially offset by the increase in the segment’s same community RevPAR, comprised of a 2.6% increase in same community RevPOR and a 180 basis points decrease in same community weighted average occupancy. The increase in the segment’s same community RevPOR was primarily the result of in-place rent increases. The decrease in the segment’s same community weighted average occupancy reflects the impact of new competition in our markets. Additionally, the decrease in resident fees was partially offset by $4.3 million of additional revenue for one community acquired subsequent to the beginning of the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment’s same community facility operating expense, including an increase in labor expense arising from wage rate increases and an increase in employee benefit expense. Additionally, there was $2.8 million of additional facility operating expense for one community acquired subsequent to the beginning of the prior year period. The increase in facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $13.7 million less in facility operating expense during the nine months ended September 30, 2019 compared to the prior year period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $2.0 million and $4.0 million, respectively, during the nine months ended September 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $1.6 million and $3.1 million, respectively, of such additional revenue and expenses.

Operating Results - Health Care Services Segment

The following table summarizes the operating results and data for our Health Care Services segment for the nine months ended September 30, 2019 and 2018.

(in thousands, except census and treatment codes)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent
Resident fees	$337,751	$328,649	$9,102	2.8%
Facility operating expense	$315,633	$300,641	$14,992	5.0%

Home health average daily census	15,740	15,206	534	3.5%
Hospice average daily census	1,538	1,350	188	13.9%
Outpatient therapy treatment codes	500,045	511,804	(11,759)	(2.3)%

The increase in the segment’s resident fees was primarily attributable to an increase in volume for hospice services and an increase in home health average daily census, partially offset by sales force turnover, customer relations issues related to the centralized intake initiative, unfavorable case-mix, and community dispositions.

The increase in the segment’s facility operating expense was primarily attributable to an increase in labor costs arising from wage rate increases and the expansion of our hospice services. In addition, there was an increase in employee benefit expense.

Operating Results - Management Services Segment

The following table summarizes the operating results and data for our Management Services segment for the nine months ended September 30, 2019 and 2018.

(in thousands, except communities, units, and occupancy)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount		Percent
Management fees	$44,756	$54,280	$(9,524)		(17.5)%
Reimbursed costs incurred on behalf of managed communities	$613,115	$765,802	$(152,687)		(19.9)%

Number of communities (period end)	123	232	(109)		(47.0)%
Number of units (period end)	20,168	32,511	(12,343)		(38.0)%
Total average units	22,747	32,197	(9,450)		(29.4)%
Occupancy rate (weighted average)	83.0%	83.9%	(90	) bps	n/a

The decrease in management fees was primarily attributable to the transition of management arrangements on 106 net communities since the beginning of the prior year period, generally for interim management arrangements on formerly leased or owned communities and management arrangements on certain former unconsolidated ventures in which we sold our interest. Management fees of $44.8 million for the nine months ended September 30, 2019 include $6.0 million of management fees attributable to communities for which our management agreements were terminated during such period and approximately $24 million of management fees attributable to communities that we expect the terminations of our management agreements to occur in the next approximately 12 months, including management agreements on communities owned by the CCRC Venture, interim management arrangements on formerly leased communities, and management arrangements on certain former unconsolidated ventures in which we sold our interest. Pursuant to the MTCA with HCP, HCP has agreed to pay us $100 million immediately following the closing of the sale of our ownership interest in the CCRC Venture, which is expected to close in the first quarter of 2020.

The decrease in reimbursed costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the nine months ended September 30, 2019 and 2018.

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent
General and administrative expense	$170,296	$203,138	$(32,842)	(16.2)%
Facility operating lease expense	203,610	232,752	(29,142)	(12.5)%
Depreciation and amortization	284,462	341,351	(56,889)	(16.7)%
Goodwill and asset impairment	6,254	451,966	(445,712)	(98.6)%
Loss (gain) on facility lease termination and modification, net	2,006	148,804	(146,798)	(98.7)%
Costs incurred on behalf of managed communities	613,115	765,802	(152,687)	(19.9)%
Interest income	8,059	7,578	481	6.3%
Interest expense	(188,271)	(215,067)	(26,796)	(12.5)%
Debt modification and extinguishment costs	(5,194)	(77)	5,117	NM
Equity in earnings (loss) of unconsolidated ventures	(3,574)	(6,907)	(3,333)	(48.3)%
Gain (loss) on sale of assets, net	2,723	76,586	(73,863)	(96.4)%
Other non-operating income (loss)	9,950	8,074	1,876	23.2%
Benefit (provision) for income taxes	488	17,724	(17,236)	(97.2)%

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to a decrease in transaction and organizational restructuring costs and a reduction in our corporate associate headcount since the beginning of the prior year period as we scaled our general and administrative costs in connection with community dispositions. Transaction and organizational restructuring costs decreased $20.4 million compared to the prior period, to $5.0 million for the nine months ended September 30, 2019. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, our assessment of options and alternatives to enhance stockholder value, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance and retention costs. For the full year 2019, we expect transaction costs related to stockholder advisory matters to be approximately $5.5 million, of which $3.5 million was incurred for the nine months ended September 30, 2019.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily due to lease termination activity since the beginning of the prior year.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to disposition activity through sales and lease terminations since the beginning of the prior year.

Goodwill and Asset Impairment. During the current year period, we recorded $6.3 million of non-cash impairment charges, primarily for management contract intangible assets associated with terminated contracts and property, plant and equipment and leasehold intangibles for certain communities, primarily within the Assisted Living and Memory Care segment. During the prior year period, we recorded $452.0 million of non-cash impairment charges. The prior year period impairment charges primarily consisted of $351.7 million of goodwill impairment within the Assisted Living and Memory Care segment, $50.2 million of impairment of property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living and Memory Care segment, $33.4 million of impairment of our investments in unconsolidated ventures, and $15.0 million for assets held for sale. See Note 5 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the impairment charges.

Loss (Gain) on Facility Lease Termination and Modification, Net. During the current year period, we recorded a $2.0 million loss on facility lease termination and modification, net for the termination of leases for eight communities. The decrease in loss on facility lease termination and modification, net was primarily due to a $125.7 million loss on the restructuring of community leases with Ventas and a $24.9 million loss on lease termination activity with Welltower, which was partially offset by a $1.8 million gain on lease termination activity with HCP, during the nine months ended September 30, 2018.

Costs Incurred on Behalf of Managed Communities. The decrease in costs incurred on behalf of managed communities was primarily due to terminations of management agreements subsequent to the beginning of the prior year period.

Interest Expense. The decrease in interest expense was primarily due to financing lease termination activity and a decrease in interest expense on long-term debt, reflecting the impact of the repayment of debt since the beginning of the prior year period and lower interest rates.

Debt Modification and Extinguishment Costs. The increase in debt modification and extinguishment costs was primarily due to an increase debt modification activity compared to the prior year period.

Equity in Earnings (Loss) of Unconsolidated Ventures. The decrease in equity in loss of unconsolidated ventures was primarily due to the sale of investments in unconsolidated ventures since the beginning of the prior year period.

Gain (Loss) on Sale of Assets, Net. The decrease in gain on sale of assets, net was primarily due to a $59.1 million gain on sale of our investments in unconsolidated ventures and a $12.6 million gain on sale of six communities during the prior year period.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the nine months ended September 30, 2019 and 2018 was primarily due to the non-deductible impairment of goodwill that occurred in the nine months ended September 30, 2018 and the adjustment from stock-based compensation which was greater in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2019.

We recorded an aggregate deferred federal, state, and local tax benefit of $40.7 million as a result of the operating loss for the nine months ended September 30, 2019, offset by an increase in the valuation allowance of $39.4 million. The change in the valuation allowance for the nine months ended September 30, 2019 resulted from anticipated reversal of future tax liabilities offset by future tax deductions. We recorded an aggregate deferred federal, state, and local tax benefit of $71.3 million as a result of the operating loss for the nine months ended September 30, 2018, which was offset by an increase in the valuation allowance of $52.2 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of September 30, 2019 and December 31, 2018 was $387.9 million and $336.4 million, respectively.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended September 30, 2019 and 2018 which are included in provision for income tax for the period. Tax returns for years 2014 through 2018 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Operating Results - Unconsolidated Ventures

The Company’s proportionate share of Adjusted EBITDA of unconsolidated ventures was $32.0 million for the nine months ended September 30, 2019, which represented a decrease of 24.1% from the nine months ended September 30, 2018 primarily attributable to the sale of our interest in five unconsolidated ventures since the beginning of the prior year period.

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

Liquidity and Indebtedness

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows, and our Adjusted Free Cash Flow and proportionate share of Adjusted Free Cash Flow of unconsolidated ventures:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2019	2018	Amount	Percent
Net cash provided by (used in) operating activities	$128,330	$170,508	$(42,178)	(24.7)%
Net cash provided by (used in) investing activities	(150,355)	(13,027)	137,328	NM
Net cash provided by (used in) financing activities	(112,834)	(239,929)	(127,095)	(53.0)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	(134,859)	(82,448)	52,411	63.6%
Cash, cash equivalents, and restricted cash at beginning of period	450,218	282,546	167,672	59.3%
Cash, cash equivalents, and restricted cash at end of period	$315,359	$200,098	$115,261	57.6%

Adjusted Free Cash Flow	$(76,915)	$37,110	$(114,025)	NM
Brookdale's proportionate share of Adjusted Free Cash Flow of unconsolidated ventures	18,280	20,004	(1,724)	(8.6)%

The decrease in net cash provided by operating activities was attributable primarily to the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year period and an increase in same community facility operating expense. These changes were partially offset by $46.6 million of cash paid to terminate community operating leases during the prior year period.

The increase in net cash used in investing activities was primarily attributable to a $189.3 million decrease in proceeds from sales of marketable securities, purchases of $137.8 million of marketable securities during the current year period, a $78.5 million decrease in net proceeds from the sale of assets, and a $37.0 million increase in cash paid for capital expenditures. These changes were partially offset by $271.3 million of cash paid for the acquisition of communities during the prior year period and a $32.5 million increase in cash proceeds from notes receivable.

The decrease in net cash used in financing activities was primarily attributable to a $97.8 million decrease in repayment of debt and financing lease obligations compared to the prior year period, including the impact of our cash settlement of the aggregate principal amount of the $316.3 million of 2.75% convertible senior notes during June 2018, a $38.6 million increase in debt proceeds compared to the prior year period, and $12.5 million of cash paid to terminate community financing leases during the prior year period. These changes were partially offset by $18.4 million of cash paid during the current year period for share repurchases.

The decrease in Adjusted Free Cash Flow was primarily attributable to a $49.5 million increase in non-development capital expenditures, net, and an increase in same community facility operating expense. These changes were partially offset by the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year period. The decrease in our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures was primarily attributable to the sale of our interest in five unconsolidated ventures since the beginning of the prior year.

Our principal sources of liquidity have historically been from:

•	cash balances on hand, cash equivalents, and marketable securities;

•	cash flows from operations;

•	proceeds from our credit facilities;

•	funds generated through unconsolidated venture arrangements;

•	proceeds from mortgage financing, refinancing of various assets, or sale-leaseback transactions;

•	funds raised in the debt or equity markets; and

•	proceeds from the disposition of assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;

•	operating costs such as employee compensation and related benefits, severance costs, general and administrative expense, and supply costs;

•	debt service and lease payments;

•	acquisition consideration, lease termination and restructuring costs, and transaction and integration costs;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment, and repositioning of our current communities, and the development of new communities;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorizations;

•	other corporate initiatives (including integration, information systems, branding, and other strategic projects); and

•	prior to 2009, dividend payments.

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;

•	operating costs such as employee compensation and related benefits, general and administrative expense, and supply costs;

•	debt service and lease payments;

•	acquisition consideration, including the acquisition of 18 communities pursuant to agreements with HCP and the acquisition of certain leased communities under purchase option provisions;

•	transaction costs and expansion of our healthcare services;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment, and repositioning of our existing communities;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorization; and

•	other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of September 30, 2019, we had two principal corporate-level debt obligations: our secured credit facility providing commitments of $250.0 million and our separate unsecured facility providing for up to $47.5 million of letters of credit.

As of September 30, 2019, we had $3.6 billion of debt outstanding, excluding lease obligations, at a weighted-average interest rate of 4.66%. As of such date, 95.5% or $3.4 billion, of our total debt obligations represented non-recourse property-level mortgage financings, $88.6 million of letters of credit had been issued under our secured credit facility and separate unsecured letter of credit facility, and no balance was drawn on our secured credit facility. As of September 30, 2019, the current portion of long-term debt was $343.6 million, including $30.8 million of mortgage debt related to six communities classified as held for sale as of September 30, 2019. As of September 30, 2019, $1.1 billion of our long-term debt is variable rate debt subject to interest rate cap agreements. The remaining $102.9 million of our long-term variable rate debt is not subject to any interest rate cap agreements.

As of September 30, 2019, we had $1.5 billion and $858.0 million of operating and financing lease obligations, respectively. For the twelve months ending September 30, 2020 we will be required to make approximately $312.4 million and $89.0 million of cash payments in connection with our existing operating and financing leases, respectively.

In connection with the multi-part transaction with HCP entered into in October 2019, we agreed to acquire 18 communities for an aggregate purchase price of $405.5 million in 2020, which we expect to close during the three months ended March 31, 2020. We expect to fund the acquisition with non-recourse mortgage financing on the acquired communities and a portion of the proceeds from the sale of our interest in the CCRC Venture.

Additionally, in the three months ended September 30, 2019, we provided notice of our intent to exercise the purchase option with respect to eight of our leased communities (336 units) and expect the purchase to close in the three months ending March 31, 2020. We expect to fund the acquisitions with the proceeds from non-recourse mortgage financing on the acquired communities and cash on hand.

Total liquidity of $455.4 million as of September 30, 2019 included $241.4 million of unrestricted cash and cash equivalents (excluding restricted cash and lease security deposits of $122.6 million in the aggregate), $49.8 million of marketable securities, and $164.2 million of availability on our secured credit facility. Total liquidity as of September 30, 2019 decreased $137.1 million from total liquidity of $592.5 million as of December 31, 2018. The decrease was primarily attributable to the negative $76.9 million of Adjusted Free Cash Flow, repayment of debt of $387.7 million during the period, $18.4 million paid for share repurchases, an increase in restricted cash deposits on our insurance programs as we replaced letters of credit as collateral with restricted cash, and a lower amount available on the secured credit facility. These decreases were partially offset by proceeds from debt of $318.5 million, net cash proceeds of $53.4 million from asset sales, and cash proceeds of $34.1 million from notes receivable during the current period.

As of September 30, 2019, our current liabilities exceeded current assets by $429.6 million. Our current liabilities include $251.5 million of operating and financing lease obligations recognized on our condensed consolidated balance sheet, including $188.6 million for the current portion of operating lease obligations recognized on our condensed consolidated balance sheet as a result of the application of ASC 842. Additionally, due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations generally result in a very low level of current assets primarily stemming from our deployment of cash to pay down long-term liabilities, to fund capital expenditures, and to pursue transaction opportunities.

Capital Expenditures

Our capital expenditures are comprised of community-level, corporate, and development capital expenditures. Community-level capital expenditures include recurring expenditures (routine maintenance of communities over $1,500 per occurrence, including for unit turnovers (subject to a $500 floor)) and community renovations, apartment upgrades, and other major building infrastructure projects. Corporate capital expenditures include those for information technology systems and equipment, the expansion of our support platform and healthcare services programs, and the remediation or replacement of assets as a result of casualty losses. Development capital expenditures include community expansions and major community redevelopment and repositioning projects, including our Program Max initiative, and the development of new communities.

Through our Program Max initiative, we intend to expand, renovate, redevelop, and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These Program Max projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present, or physical plant modifications. We currently have 15 Program Max projects that have been approved, most of which have begun construction and are expected to generate 28 net new units.

Following Hurricane Irma in 2017, legislation was adopted in the State of Florida in March 2018 that requires skilled nursing homes and assisted living and memory care communities in Florida to obtain generators and fuel necessary to sustain operations and maintain comfortable temperatures in the event of a power outage. Our impacted Florida communities must be in compliance as of January 1, 2019, which has been extended in certain circumstances. To comply with this legislation, we made approximately $12.1 million and $4.5 million in capital expenditures in 2018 and the nine months ended September 30, 2019, respectively. We expect to incur approximately $0.5 million of additional capital expenditures in the remainder of 2019 to comply with this legislation.

The following table summarizes our capital expenditures for the nine months ended September 30, 2019 for our consolidated business:

(in millions)	Nine Months Ended September 30, 2019
Community-level capital expenditures, net (1)	$158.5
Corporate (2)	21.7
Non-development capital expenditures, net (3)	180.2
Development capital expenditures, net	18.7
Total capital expenditures, net	$198.9

(1)	Reflects the amount invested, net of lessor reimbursements of $12.0 million.

(2)	Includes $10.5 million of remediation costs at our communities resulting from hurricanes and for the acquisition of emergency power generators at our impacted Florida communities.

(3)	Amount is included in Adjusted Free Cash Flow.

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
The credit facility is secured by first priority mortgages on certain of our communities. In addition, the Amended Agreement permits us to pledge the equity interests in subsidiaries that own other communities and grant negative pledges in connection therewith (rather than mortgaging such communities), provided that not more than 10% of the borrowing base may result from communities subject to negative pledges. Availability under the revolving credit facility will vary from time to time based on borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and our consolidated fixed charge coverage ratio. During the third quarter of 2019, we added three communities to the borrowing base and entered into an amendment to the Amended Agreement that provides for availability calculations to be made at additional consolidated fixed charge coverage ratio thresholds.
The Amended Agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. Amounts drawn on the credit facility may be used for general corporate purposes.
As of September 30, 2019, no borrowings were outstanding on the revolving credit facility, $41.2 million of letters of credit were outstanding, and the revolving credit facility had $164.2 million of availability. We also had a separate unsecured credit facility providing for up to $47.5 million of letters of credit as of September 30, 2019 under which $47.5 million of letters of credit had been issued as of that date.

Long-Term Leases

As of September 30, 2019, we operated 335 communities under long-term leases (244 operating leases and 91 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. We typically guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in the consumer price index or the leased property revenue. We are responsible for all operating costs, including repairs, property taxes, and insurance. As of September 30, 2019, the weighted-average remaining lease term of our operating and financing leases was 7.1 and 8.5 years, respectively. The lease terms generally provide for renewal or extension options from 5 to 20 years and in some instances, purchase options.

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

For the three and nine months ended September 30, 2019, our cash lease payments for our operating leases were $76.6 million and $231.0 million, respectively, and for our financing leases were $22.1 million and $66.5 million, respectively. For the twelve months ending September 30, 2020, we will be required to make approximately $312.4 million and $89.0 million of cash lease payments in connection with our existing operating and financing leases, respectively. Our capital expenditure plans for 2019 include required minimum spend of approximately $12 million for capital expenditures under certain of our community leases, and thereafter we are required to spend an average of approximately $20 million per year under the initial lease terms of such leases.

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

As of September 30, 2019, we are in compliance with the financial covenants of our debt agreements and long-term leases.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments, and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the "Contractual Commitments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 14, 2019. There have been no material changes outside the ordinary course of business in our contractual commitments during the nine months ended September 30, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP performance measure that we define as net income (loss) excluding: benefit/provision for income taxes, non-operating income/expense items, and depreciation and amortization; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, cost reduction, or organizational restructuring items that management does not consider as part of our underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include non-cash impairment charges, gain/loss on facility lease termination and modification, operating lease expense adjustment, amortization of deferred gain, change in future service obligation, non-cash stock-based compensation expense, and transaction and organizational restructuring costs. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity, our assessment of options and alternatives to enhance stockholder value, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance and retention costs. During the first quarter of 2019, we modified our definition of Adjusted EBITDA to exclude transaction and organizational restructuring costs, and amounts for all periods herein reflect application of the modified definition.

Our proportionate share of Adjusted EBITDA of unconsolidated ventures is calculated based on our equity ownership percentage and in a manner consistent with our definition of Adjusted EBITDA for our consolidated entities. Our investments in unconsolidated ventures are accounted for under the equity method of accounting and, therefore, our proportionate share of Adjusted EBITDA of unconsolidated ventures does not represent our equity in earnings or loss of unconsolidated ventures on our condensed consolidated statements of operations.

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

Adjusted EBITDA has material limitations as a performance measure, including: (i) excluded interest and income tax are necessary to operate our business under our current financing and capital structure; (ii) excluded depreciation, amortization, and impairment charges may represent the wear and tear and/or reduction in value of our communities, goodwill, and other assets and may be indicative of future needs for capital expenditures; and (iii) we may incur income/expense similar to those for which adjustments are made, such as gain/loss on sale of assets or facility lease termination and modification, debt modification and extinguishment costs, non-cash stock-based compensation expense, and transaction and other costs, and such income/expense may significantly affect our operating results.

The table below reconciles our Adjusted EBITDA from our net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$(78,508)	$(37,140)	$(177,169)	$(659,883)
Provision (benefit) for income taxes	(1,800)	(17,763)	(488)	(17,724)
Equity in (earnings) loss of unconsolidated ventures	2,057	1,340	3,574	6,907
Debt modification and extinguishment costs	2,455	33	5,194	77
Loss (gain) on sale of assets, net	(579)	(9,833)	(2,723)	(76,586)
Other non-operating (income) loss	(3,763)	17	(9,950)	(8,074)
Interest expense	62,078	68,626	188,271	215,067
Interest income	(2,162)	(1,654)	(8,059)	(7,578)
Income (loss) from operations	(20,222)	3,626	(1,350)	(547,794)
Depreciation and amortization	93,550	110,980	284,462	341,351
Goodwill and asset impairment	2,094	5,500	6,254	451,966
Loss (gain) on facility lease termination and modification, net	—	2,337	2,006	148,804
Operating lease expense adjustment	(4,814)	(2,487)	(13,626)	(14,656)
Amortization of deferred gain	—	(1,090)	—	(3,269)
Non-cash stock-based compensation expense	5,929	6,035	18,315	20,710
Transaction and organizational restructuring costs	3,910	3,221	5,005	25,383
Adjusted EBITDA (1)	$80,447	$128,122	$301,066	$422,495

(1)
Adoption of the new lease accounting standard effective January 1, 2019 will have a non-recurring impact on our full-year 2019 Adjusted EBITDA. Adjusted EBITDA for the three and nine months ended September 30, 2019 includes a negative net impact of approximately $6.0 million and $19.0 million, respectively, from the application of the new lease accounting standard.

The table below reconciles our proportionate share of Adjusted EBITDA of unconsolidated ventures from net income (loss) of such unconsolidated ventures. For purposes of this presentation, amounts for each line item represent the aggregate amounts of such line items for all of our unconsolidated ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$(4,156)	$(6,674)	$(7,189)	$(42,753)
Provision (benefit) for income taxes	18	64	65	507
Debt modification and extinguishment costs	—	13	21	131
Loss (gain) on sale of assets, net	23	—	—	2,837
Other non-operating (income) loss	78	(5)	78	(1,875)
Interest expense	7,042	12,849	21,770	62,858
Interest income	(897)	(830)	(2,574)	(2,416)
Income (loss) from operations	2,108	5,417	12,171	19,289
Depreciation and amortization	17,108	22,135	50,937	123,257
Asset impairment	—	63	302	336
Operating lease expense adjustment	—	—	—	8
Adjusted EBITDA of unconsolidated ventures	$19,216	$27,615	$63,410	$142,890

Brookdale's proportionate share of Adjusted EBITDA of unconsolidated ventures	$9,800	$11,280	$31,997	$42,140

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

Adjusted Free Cash Flow has material limitations as a liquidity measure, including: (i) it does not represent cash available for dividends, share repurchases, or discretionary expenditures since certain non-discretionary expenditures, including mandatory debt principal payments, are not reflected in this measure; (ii) the cash portion of non-recurring charges related to gain/loss on facility lease termination and modification generally represent charges/gains that may significantly affect our liquidity; and (iii) the impact of timing of cash expenditures, including the timing of Non-Development Capital Expenditures, limits the usefulness of the measure for short-term comparisons. In addition, our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures has material limitations as a liquidity measure because it does not represent cash available directly for use by our consolidated business except to the extent actually distributed to us, and we do not have control, or we share control in determining, the timing and amount of distributions from our unconsolidated ventures and, therefore, we may never receive such cash.

The table below reconciles our Adjusted Free Cash Flow from our net cash provided by (used in) operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$69,211	$71,924	$128,330	$170,508
Net cash provided by (used in) investing activities	(70,056)	(24,539)	(150,355)	(13,027)
Net cash provided by (used in) financing activities	(8,755)	(37,949)	(112,834)	(239,929)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(9,600)	$9,436	$(134,859)	$(82,448)

Net cash provided by (used in) operating activities	$69,211	$71,924	$128,330	$170,508
Distributions from unconsolidated ventures from cumulative share of net earnings	(858)	(1,012)	(2,388)	(2,159)
Changes in prepaid insurance premiums financed with notes payable	(6,215)	(6,181)	5,875	6,244
Changes in operating lease liability related to lease termination	—	—	—	33,596
Cash paid for loss on facility operating lease termination and modification, net	—	—	—	13,044
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(11,043)	—	(12,043)	—
Non-development capital expenditures, net	(59,121)	(41,275)	(180,187)	(130,692)
Property insurance proceeds	—	—	—	156
Payment of financing lease obligations	(5,549)	(13,370)	(16,502)	(53,271)
Proceeds from refundable entrance fees, net of refunds	—	(368)	—	(316)
Adjusted Free Cash Flow	$(13,575)	$9,718	$(76,915)	$37,110

(1)
The calculation of Adjusted Free Cash Flow includes transaction costs of $3.9 million and $5.0 million for the three and nine months ended September 30, 2019, respectively, and transaction and organizational restructuring costs of $3.2 million and $25.4 million for the three and nine months ended September 30, 2018, respectively.

The table below reconciles our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures from net cash provided by (used in) operating activities of such unconsolidated ventures. For purposes of this presentation, amounts for each line item represent the aggregate amounts of such line items for all of our unconsolidated ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$29,397	$24,497	$84,778	$122,269
Net cash provided by (used in) investing activities	(12,097)	(14,623)	(29,527)	(45,011)
Net cash provided by (used in) financing activities	(14,538)	(9,702)	(39,775)	(62,361)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,762	$172	$15,476	$14,897

Net cash provided by (used in) operating activities	$29,397	$24,497	$84,778	$122,269
Non-development capital expenditures, net	(11,993)	(14,822)	(29,674)	(53,750)
Property insurance proceeds	—	—	—	1,535
Proceeds from refundable entrance fees, net of refunds	(5,763)	(2,500)	(19,396)	(12,535)
Adjusted Free Cash Flow of unconsolidated ventures	$11,641	$7,175	$35,708	$57,519

Brookdale's proportionate share of Adjusted Free Cash Flow of unconsolidated ventures	$5,938	$4,618	$18,280	$20,004

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of September 30, 2019, we had approximately $2.3 billion of long-term fixed rate debt and $1.2 billion of long-term variable rate debt. For the nine months ended September 30, 2019, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.78%.

In the normal course of business, we enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of September 30, 2019, $1.1 billion, or 31.7%, of our long-term debt is variable rate debt subject to interest rate cap agreements and $102.9 million, or 2.9%, of our long-term debt is variable rate debt not subject to any interest rate cap agreements. Our outstanding variable rate debt is indexed to LIBOR, and accordingly our annual interest expense related to variable rate debt is directly affected by movements in LIBOR. After consideration of hedging instruments currently in place, increases in LIBOR of 100, 200, and 500 basis points would have resulted in additional annual interest expense of $12.6 million, $24.8 million, and $36.2 million, respectively. Certain of the Company's variable debt instruments include springing provisions that obligate the Company to acquire additional interest rate caps in the event that LIBOR increases above certain levels, and the implementation of those provisions would result in additional mitigation of interest costs.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c)
The following table contains information regarding purchases of our common stock made during the quarter ended September 30, 2019 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
7/1/2019 - 7/31/2019	—	$—	—	$67,703
8/1/2019 - 8/31/2019	16,631	8.23	—	67,703
9/1/2019 - 9/30/2019	—	—	—	67,703
Total	16,631	$8.23	—

(1)
Consists of 16,631 shares withheld to satisfy tax liabilities due upon the vesting of restricted stock during August 2019. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)
On November 1, 2016, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of its common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of September 30, 2019, approximately $67.7 million remained available under the repurchase program.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.
3.2	Amended and Restated Bylaws of the Company dated October 29, 2019 (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on October 29, 2019 (File No. 001-32641)).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) filed on November 7, 2005 (File No. 333-127372)).
10.1
First Amendment to Fifth Amended and Restated Credit Agreement and Other Credit Documents dated August 16, 2019 by and among the Company as Guarantor, certain subsidiaries of the Company as Borrowers, Capital One, National Association, as Administrative Agent, Lender and Swingline Lender, and the other Lenders party thereto.

10.2	Amendment No. 3 to Master Lease and Security Agreement by and between certain affiliates of the Company named therein as Tenant and certain affiliates of Ventas, Inc. named therein as landlord.
10.3	Amendment No. 4 to Master Lease and Security Agreement by and between certain affiliates of the Company named therein as Tenant and certain affiliates of Ventas, Inc. named therein as landlord.†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Steven E. Swain
Name:	Steven E. Swain
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 5, 2019