Form 10-K
period 2019-12-31
Brookdale Senior Living Inc.
filed 2020-02-19
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32641

BROOKDALE SENIOR LIVING INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3068069
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 Westwood Place,	Suite 400,	Brentwood,	Tennessee	37027
(Address of principal executive offices)				(Zip Code)

Registrant's telephone number including area code	(615)	221-2250

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	BKD	New York Stock Exchange
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

The aggregate market value of common stock held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter was approximately $1.4 billion. The market value calculation was determined using a per share price of $7.21, the price at which the registrant's common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation only, shares held by non-affiliates excludes only those shares beneficially owned by the registrant's executive officers, directors and stockholders owning 10% or more of the Company's outstanding common stock.

As of February 14, 2020, 184,260,609 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders, or an amendment to this Form 10-K, to be filed with the SEC within 120 days of December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," or other similar words or expressions. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence or the equity markets and unemployment among family members; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the impact of ongoing healthcare reform efforts; the effects of senior housing construction and development, oversupply, and increased competition; disruptions in the financial markets that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; the risks associated with current global economic conditions and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, costs of salaries, wages, benefits, and insurance, interest rates, and tax rates; the impact of seasonal contagious illness or an outbreak of other contagious disease in the markets in which we operate; our ability to generate sufficient cash flow to cover required interest and long-term lease payments and to fund our planned capital projects; the effect of our indebtedness and long-term leases on our liquidity; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the effect of our borrowing base calculations and our consolidated fixed charge coverage ratio on availability under our revolving credit facility; the potential phasing out of LIBOR which may increase the costs of our debt obligations; increased competition for or a shortage of personnel, wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our inability to achieve or maintain profitability; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; our ability to obtain additional capital on terms acceptable to us; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; delays in obtaining regulatory approvals; terminations, early or otherwise, or non-renewal of management agreements; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease; departures of key officers and potential disruption caused by changes in management; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; actions of activist stockholders, including a proxy contest; market conditions and capital allocation decisions that may influence our determination from time to time whether to purchase any shares under our existing share repurchase program and our ability to fund any repurchases; our ability to maintain consistent quality control; a decrease in the overall demand for senior housing; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; costs to respond to, and adverse determinations resulting from, government reviews, audits and investigations; unanticipated costs to comply with legislative or regulatory developments; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Annual Report on Form 10-K. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1.	Business

Unless otherwise specified, references to "Brookdale," "we," "us," "our," or "the Company" in this Annual Report on Form 10-K mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Our Business

As of February 1, 2020, we are the largest operator of senior living communities in the United States based on total capacity, with 743 communities in 45 states and the ability to serve approximately 65,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). We also offer a range of home health, hospice, and outpatient therapy services to more than 20,000 patients as of that date.

Our community and service offerings combine housing with hospitality and healthcare services. Our senior living communities offer residents a supportive home-like setting, assistance with activities of daily living ("ADLs") such as eating, bathing, dressing, toileting, transferring/walking, and, in certain communities, licensed skilled nursing services. We also provide home health, hospice, and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to age-in-place, which we believe enables them to maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

Strategy

Our goal is to be the first choice in senior living by being the nation's most trusted and effective senior living provider and employer. We believe there are significant opportunities to deliver stockholder value as we execute on our strategy to achieve this goal. We continue to execute our core operational strategy that we initiated in early 2018, and we believe successful execution on that strategy provides the best opportunity for us to create stockholder value. We have supplemented our operational strategy with initiatives intended to complement and enhance our core operational efforts and to position us for future growth and success as we encounter changes and trends in demographics, technology, and healthcare delivery methods. Our refined strategy is focused on these priorities:

•
Continued Operational Improvement and Simplification. We are focused on our core senior living communities and intend to continue to drive improvements in our senior living portfolio by winning locally. Through our "win locally" initiative, we intend to provide choices for high quality care and personalized service by caring associates while leveraging our industry-leading scale and experience. Such efforts include improvements to our sales and marketing process, prioritizing communities with the most opportunities for improvement, and ensuring that our communities are ready for new competition. We also continue to focus on attracting, engaging, developing, and retaining the best associates by maintaining a compelling value proposition in the areas of compensation, leadership, career development, and meaningful work. We believe engaged associates lead to an enhanced resident experience, lower turnover, and, ultimately, improved operations. To sharpen our focus on our core senior living operations, we are (and have been) executing on initiatives to reduce the complexity of our business and to ensure appropriate risk-reward tradeoffs in our highly regulated product lines. Such initiatives include exiting our entry fee CCRC business and continuing to optimize our management services business.

•
Senior Living Portfolio. Since initiating our operational turnaround strategy in early 2018, we have continued our portfolio optimization initiative through which we have disposed of owned and leased communities and restructured leases. Such transactions have included restructuring our leases with our three largest landlords, sales of 36 owned communities, and dispositions of substantially all of our interests in unconsolidated ventures (including our equity interests in 14 entry fee CCRCs). As we emerge from our disposition phase, we intend to (i) increase our ownership percentage in our senior housing portfolio through acquiring leased or managed communities and exiting underperforming leases when possible, (ii) expand our footprint and services in core markets where we have, or can achieve, a clear leadership position, (iii) formalize and execute an ongoing capital recycling program, including opportunistically selling certain communities to invest in expansion of our existing communities and the acquisition or development of newer communities with lower capital expenditure needs, and (iv) pivot back to portfolio growth through targeted development, investment, and acquisition opportunities such as de novo development and selective acquisitions of senior living communities and operating companies. We will continue to invest in our development capital expenditures program through which we expand, renovate, reposition, and redevelop selected existing senior living communities where economically advantageous. For 2020, we expect to continue to pursue non-development capital expenditures at higher-than-typical amounts, but at significantly less than 2019 amounts. Beginning in

2021, we expect our annual community-level capital expenditures to be between $2,000 and $2,500 per weighted average unit.

•
Expansion of Healthcare and Service Platform. Our vision is to enable those we serve to live well by offering the most integrated and highest-quality healthcare and wellness platform in the senior living industry. We intend to pilot a more integrated healthcare service model in certain markets in 2020. We also intend to pursue initiatives designed to accelerate growth in our healthcare services business, primarily by growing our hospice and home health business lines, and to grow our private duty business. Such initiatives may include further acquisitions of hospice agencies or certificates of need in our geographic footprint, further expansion of our services to seniors living outside our communities, implementation of improvements to our sales and marketing efforts associated with our healthcare services business, and pursuit of additional or expanded relationships with managed care providers. We believe the successful execution of these initiatives will increase our revenues and improve the results of operations of our Health Care Services segment and that the overall implementation of our integrated healthcare strategy will benefit our core senior housing business by increasing move-ins, improving resident health and wellbeing, and increasing our average length of stay and occupancy.

•
Driving Innovation and Leveraging Technology. We are engaged in a variety of innovation initiatives and over time plan to pilot and test new ideas, technologies, and operating models in order to enhance our residents' experience, improve outcomes, and increase average length of stay and occupancy. With our technology platform, we also expect to identify solutions to reduce complexity, increase productivity, lower costs, and increase our ability to partner with third parties.

Recent Developments

Community Portfolio

Since launching our core operational strategy in February 2018, we have executed on the initiative to optimize our community portfolio through dispositions of owned and leased communities and restructuring leases. We undertook this initiative to simplify and streamline our business, increase the quality and durability of our cash flow, improve our liquidity, reduce our debt and lease leverage, and increase our ownership in our consolidated community portfolio. Such activities included our transactions with Ventas, Inc. ("Ventas") and Welltower Inc. ("Welltower") announced during 2018 and our transactions with Healthpeak Properties, Inc. ("Healthpeak") (f/k/a HCP, Inc.) announced on October 1, 2019.

As a result of these initiatives and other lease restructuring, expiration and termination activity, and other transactions, since January 1, 2018 through February 1, 2020 we have:

•	restructured our triple-net lease portfolios with our three largest lessors;

•	terminated our triple-net lease obligations on an aggregate of 99 communities;

•	acquired 32 formerly-leased or managed communities;

•	disposed of an aggregate of 36 owned communities generating $288.3 million of proceeds, net of related debt and transaction costs;

•	sold substantially all of our ownership interests in unconsolidated ventures, including our entry fee CCRC venture; and

•	reduced our management of communities on behalf of former unconsolidated ventures and third parties.

As of February 1, 2020, we owned 356 communities, representing a majority of our consolidated community portfolio, and leased 307 communities. We also managed 77 communities on behalf of third parties and three communities for which we have an equity interest. The charts below show the foregoing changes in our portfolio from January 1, 2018 to February 1, 2020.
During the remainder of the year ending December 31, 2020, we expect to close on the dispositions of three owned communities (495 units) classified as held for sale as of December 31, 2019 and the termination of our lease obligation on three communities (205 units) for which we have provided notice of non-renewal. We also anticipate terminations of certain of our management arrangements with third parties as we transition to new operators our management on certain former unconsolidated ventures in which we sold our interest and our interim management on formerly leased communities. The closings of the various pending and expected transactions are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about the foregoing transactions and their impact on our results of operations.

Capital Expenditures

During 2018, we completed an intensive review of our community-level capital expenditure needs with a focus on ensuring that our communities are in appropriate physical condition to support our strategy and determining what additional investments are needed to protect the value of our community portfolio. Our total community-level capital expenditures were $238.7 million for 2019, which was an increase of $97.7 million from 2018, and $34.8 million of which was reimbursed by our lessors. In the aggregate, we expect our full-year 2020 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $190 million, which includes a decrease of approximately $50 million in our community-level capital expenditures relative to 2019, as we have completed a significant portion of the major building infrastructure projects identified in our 2018 review. In addition, we expect our full-year 2020 development capital expenditures to be approximately $30 million, net of anticipated lessor reimbursements, and such projects include those for expansion, repositioning, redeveloping, and major renovation of selected existing senior living communities. We anticipate that our 2020 capital expenditures will be funded from cash on hand, cash flows from operations, reimbursements from lessors, and, if necessary, amounts drawn on our secured credit facility.

The Senior Living Industry

The senior living industry has undergone dramatic growth in the last 25 years, marked by the emergence of assisted living communities in the mid-1990s, and it remains highly fragmented with numerous local and regional operators. According to data from the National Investment Center for the Seniors Housing & Care Industry ("NIC"), there were more than 2,400 local and regional senior housing operators as of December 31, 2019, of which more than 90% operated five or fewer communities. We are one of a limited number of large operators that provide a broad range of community locations and service level offerings at varying price levels.

Beginning in 2007, the senior housing industry was affected negatively by the downturn in the general economy, which resulted in a near halt in construction of new communities. The industry experienced a slow recovery in occupancy and rate growth beginning in 2010 according to NIC. In more recent years, as the economy has improved and demographic trends favorable to the industry have drawn nearer, the industry has attracted increased investment resulting in increased construction and development of new senior housing supply. New openings of senior housing communities and oversupply have subjected the senior housing industry to increased competitive pressures.

Data from NIC shows that industry occupancy began to decrease starting in 2016 as a result of new openings and oversupply. During and since 2016, we have experienced an elevated rate of competitive new openings, with significant new competition opening in many markets, which has adversely affected our occupancy, revenues, results of operations, and cash flow. Elevated rates of competitive new openings and pressures on our occupancy and rate growth continued through 2019. On an industry basis, data from NIC shows that net absorption of units, a marker of demand, for the third quarter of 2019 was the highest single quarter since 2006. Projections from NIC, as applied to our product mix, suggest that annual absorption will be around equilibrium with new supply during 2020. We believe that a number of trends will contribute to the continued growth of the senior living industry in coming years.

As a result of scientific and medical breakthroughs over the past 30 years, seniors are living longer. Due to demographic trends, and continuing advances in science, nutrition, and healthcare, the senior population will continue to grow, and we expect the demand for senior housing and healthcare services to continue to increase in future years. The primary market of the senior living industry is individuals age 80 and older. According to United States Census data, that group's population is projected to increase by nearly 50% to a population of 20 million by 2030. Senior housing penetration, the total number of senior housing units divided by households headed by someone 75 years old or older, continues to be approximately 11%.

We believe the senior living industry has been and will continue to be impacted by several other trends. As seniors are living longer and this segment of the population rapidly grows, so will the number living with Alzheimer's disease and other dementias and the burden of chronic diseases and conditions. As a result of increased mobility in society, a reduction of average family size, and increased number of two-wage earner couples, families struggle to provide care for seniors and therefore look for alternatives outside of their family for care. There is a growing consumer awareness among seniors and their families concerning the types of services provided by senior living operators, which has further contributed to the demand for senior living services.

In recent years, the high level of new openings, as well as lower levels of unemployment generally, have contributed to wage pressures and increased competition for community leadership and personnel. We continue to address new competition by focusing on operations with the objective to ensure high customer satisfaction, retain key leadership, and actively engage district and regional management in community operations; enhancing our local and national marketing and public relations efforts; and evaluating current community position relative to competition and repositioning if necessary (e.g., services, amenities, programming, and price). Like other companies, our financial results may be negatively impacted by increasing salaries, wages, and benefits costs for our associates. Typically the industry has reduced the impact of wage increases by implementing price increases, although there can be no assurance that such costs can be covered each year. Higher costs of food, utilities, insurance, and real estate taxes may also have a negative impact on our financial results.

Challenges in our industry include increased state and local regulation of the assisted living, memory care, and skilled nursing sectors, which has led to an increase in the cost of doing business. The regulatory environment continues to intensify in the number and types of laws and regulations affecting us, accompanied by increased enforcement activity by state and local officials. In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. We cannot predict what action, if any, Congress will take on reimbursement policies of the Medicare or Medicaid programs or what future rule changes the Centers for Medicare & Medicaid Services ("CMS") will implement. Changes in the reimbursement rates, such as the recent implementation of Patient Driven Payment Model ("PDPM") and Patient-Driven Groupings Model ("PDGM"), or methods or timing of government reimbursement programs could adversely affect our revenues, results of operations, and cash flow.

Competition

The senior living industry is highly competitive. We compete with numerous organizations, including not-for-profit entities, that offer similar communities and services, such as home health care and hospice agencies, community-based service programs, retirement communities, convalescent centers, and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living, assisted living, and memory care sectors of the senior living industry are not substantial. Consequently, we may encounter competition that could limit our ability to attract and retain residents and associates, raise or maintain resident fees, and expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations, and cash flows. Our major publicly-traded senior housing competitors are Capital Senior Living Corporation and Five Star Senior Living, Inc. Our major private senior housing competitors include Holiday Retirement, Life Care Services, LLC, Atria Senior Living Inc., Senior Lifestyle Corp., and Sunrise Senior Living, LLC, as well as a large number of not-for-profit entities.

Over the long term we plan to evaluate and, where opportunities arise, pursue development, investment, and acquisition opportunities such as selective acquisitions of senior living communities and operating companies. The market for acquiring and/or operating senior living communities is highly competitive, and some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. In addition, several publicly-traded and non-traded real estate investment trusts ("REITs") and private equity firms have similar objectives as we do, along with greater financial resources and/or lower costs of capital than we are able to obtain. Partially as a result of tax law changes enacted through REIT Investment Diversification and Empowerment Act ("RIDEA"), we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties, the largest of which are Healthpeak, Ventas, and Welltower.

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

Segments

As of December 31, 2019, we had five reportable segments: Independent Living; Assisted Living and Memory Care; CCRCs; Health Care Services; and Management Services. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy, and allocating capital resources.

Communities that we own or lease are included in the Independent Living, Assisted Living and Memory Care, or CCRCs segment, as applicable. The home health, hospice, and outpatient therapy services provided to our residents and seniors living outside of our communities are generally included in the Health Care Services segment, while skilled nursing and inpatient healthcare services provided in our skilled nursing units are included in the CCRCs segment. Communities that we manage on behalf of third parties or unconsolidated ventures in which we have an ownership interest are included in the Management Services segment. The table below shows the number of communities and units within each of our senior housing and Management Services segments as of December 31, 2019.

Segments	Communities	Units	% of Total Units	Average Number of Units per Community
Independent Living	68	12,514	17.3%	184
Assisted Living and Memory Care	573	35,956	49.8%	63
CCRCs	22	5,711	7.9%	260
Management Services	100	18,086	25.0%	181
Total	763	72,267	100.0%	95

For the year ended December 31, 2019, we generated 80.1% of our resident fee revenue from private pay customers, 15.9% from government reimbursement programs (primarily Medicare) and 4.0% from other payor sources. Approximately 86.1% of resident fee revenue was derived from our senior housing segments, of which 47.0% of our resident fee revenue was generated from owned communities and 39.1% was generated from leased communities. Our Health Care Services segment generated 13.9% of resident fee revenue. The table below shows the percentage of our resident fee and management fee revenue attributable to each of our segments for the year ended December 31, 2019.

Segments (in thousands)	Resident Fee and Management Fee Revenue	% of Total
Independent Living	$544,558	16.7%
Assisted Living and Memory Care	1,815,938	55.6%
CCRCs	402,175	12.3%
Health Care Services	447,260	13.7%
Management Services	57,108	1.7%
Total resident fee and management fee revenue	$3,267,039	100.0%

Further operating results and financial metrics from our five segments are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 20 to our consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

Our Community Offerings

We offer a variety of senior living communities in locations across the United States. We operate and manage independent living, assisted living, and memory care communities, and CCRCs. The majority of our units are organized in campus-like settings or stand-alone communities offering multiple service levels.

Independent Living Communities

Our independent living communities are primarily designed for middle to upper income seniors who desire a change in lifestyle within a residential environment to live life to the fullest. A number of our independent living residents relocate to one of our communities in order to be in a metropolitan area that is closer to their adult children. The majority of our independent living communities consist of both independent and assisted living units in a single community, which allows residents to age-in-place by providing them with a broad continuum of senior independent and assisted living services. While the number varies depending upon the particular community, as of December 31, 2019 approximately 80% of all of the units at our independent living communities were independent living units, with the balance of the units licensed for assisted living and memory care.

Our independent living communities generally are large multi-story buildings averaging 184 units with extensive common areas and amenities. Residents may choose from studio, one-bedroom, and two-bedroom units, depending upon the specific community. Each independent living community provides residents with basic services such as dining service options, 24-hour emergency response, housekeeping, and recreational activities. Most of these communities also offer custom tailored concierge and personal assistance/private duty services at an additional charge, which may include medication reminders, check-in, transportation, shopping, escort, and companion services.

In addition to the basic services, our independent living communities that include assisted living also provide residents with personal care and convenience service options to provide assistance with ADLs. The levels of care provided to residents vary from community to community depending, among other things, upon the licensing requirements and healthcare regulations of the state in which the community is located.

Residents in our independent living communities are able to maintain their residency for an extended period of time due to the range of service options available (not including skilled nursing). Residents with cognitive or physical frailties and higher level service needs are accommodated with supplemental services in their own units or, in certain communities, are cared for in a more structured and supervised environment on a separate wing or floor. These communities also generally have a dedicated assisted living staff and separate assisted living dining rooms and activity areas.

Assisted Living and Memory Care Communities

Our assisted living and memory care communities offer housing and 24-hour assistance with ADLs to mid-acuity and frail elderly residents. Residents typically enter an assisted living or memory care community due to a relatively immediate need for services that may have been triggered by a medical event. Our assisted living and memory care communities include both freestanding, multi-story communities with more than 50 beds, and smaller, freestanding, single story communities. Depending upon the specific location, the community may include (i) private studio, one-bedroom, and one-bedroom deluxe apartments, or (ii) individual rooms for one or two residents in wings or "neighborhoods" scaled to a single-family home, which includes a living room, dining room, patio or enclosed porch, laundry room, and personal care area, as well as a caregiver work station.

We also provide memory care services at freestanding memory care communities that are specially designed for residents with dementia, including Alzheimer's disease and other forms of cognitive impairment. Our freestanding memory care communities have approximately 20 to 70 beds and some are part of a campus-like setting which includes a freestanding assisted living community. As of December 31, 2019, we provide memory care services at 392 of our communities, aggregating 10,350 memory care units across our segments. These communities include 112 freestanding memory care communities with 4,347 units included in our Assisted Living and Memory Care segment.

All residents at our assisted living and memory care communities are eligible to receive the basic care level, which includes ongoing health assessments, three meals per day and snacks, 24-hour staff assistance, coordination of special diets planned by a registered dietitian, assistance with coordination of physician care, social and recreational activities, housekeeping, and personal laundry services. In some locations we offer our residents exercise programs and programs designed to address issues associated with early stages of Alzheimer's disease and other dementias. For an additional cost at these communities, we offer higher levels of personal care services to residents who are more physically frail or require more frequent or intensive physical assistance or increased personal care and supervision due to cognitive impairments.

As a result of their progressive decline in cognitive abilities, residents at our memory care units typically require higher levels of personal care and services than in assisted living and therefore pay higher monthly service fees. Specialized services include assistance with ADLs, behavior management, and an activities program, the goal of which is to provide a normalized environment that supports residents' remaining functional abilities.

CCRCs

Our CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of our CCRCs have independent living, assisted living, and skilled nursing available on one campus or within the immediate area, and some also include memory care services. Our CCRCs residents are generally senior citizens who are seeking a community that offers a broad continuum of care so that they can age-in-place. These residents generally first enter the community as a resident of an independent living unit and may later move into an assisted living or skilled nursing area as their needs change.

Our Healthcare Services Offerings

Through our Health Care Services segment we currently provide home health, hospice, and outpatient therapy services, as well as education and wellness programs, to residents of many of our communities and to seniors living outside of our communities. As of December 31, 2019, our Health Care Services segment platform included networks in 28 states with the ability to provide home health services to approximately 65% of our units, hospice services to approximately 25% of our units, and outpatient therapy to approximately 20% of our units. Skilled nursing and inpatient healthcare services provided in our skilled nursing units are included in the CCRCs segment. During the year ended 2019, we generated approximately 50% of our Health Care Services segment revenue from residents at our communities and approximately 50% from our patients outside our communities.

The home health services we provide include skilled nursing, physical therapy, occupational therapy, speech language pathology, home health aide services, and social services as needed. Our hospice services include clinical and skilled care, as well as spiritual and emotional counseling. Our outpatient therapy services include physical therapy, occupational therapy, speech language pathology services, and other specialized therapy. The majority of our home health, hospice, and outpatient therapy services are reimbursed by government reimbursement programs, primarily Medicare, and non-covered services are paid directly by residents from private pay sources. Our education and wellness programs focus on wellness and physical fitness to allow residents to maintain maximum independence. These services provide many continuing education opportunities for seniors and their families through health fairs, seminars, and other consultative interactions. We believe that our integrated healthcare services offerings are unique among senior housing operators and that we have a significant advantage over our senior housing competitors with respect to providing such services because of our established infrastructure, scale, and experience.

Management Services

As of December 31, 2019, we managed 17 communities for which we have an equity interest and 83 communities on behalf of third parties, which represented approximately 25% of our senior housing capacity. The table below shows the type and number of communities and units contained in our Management Services segment as of December 31, 2019 and the percentage of our management fee revenue attributable to such community types for the year ended December 31, 2019.

Community Type	Communities	Units	% of Total Units	Management Fees	% of Total Management Fees
Independent living	16	3,084	17.1%	$12,969	22.7%
Assisted living and memory care	48	4,095	22.6%	9,614	16.8%
CCRC	36	10,907	60.3%	34,525	60.5%
Total	100	18,086	100.0%	$57,108	100.0%

Effective January 31, 2020, we terminated our management agreements with respect to 14 entry fee CCRCs (6,383 units) pursuant to the agreements entered into with Healthpeak on October 1, 2019.

Under our management arrangements, we receive management fees, which are generally determined by an agreed upon percentage of gross revenues (as defined in the management arrangement), as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners. A majority of our management arrangements as of December 31, 2019 are interim management arrangements entered into in connection with prior lease terminations that may be terminated by either party on short notice and without any reason, have a remaining term of approximately one year or less, or may be terminated by the owner within the next year. Generally either party to our management arrangements may terminate upon the occurrence of an event of default caused by the other party, generally subject to cure rights. Several long-term agreements also provide for early termination rights of the owner which may in some cases require an early termination fee. Termination, early or otherwise, or non-renewal of, or renewal on less-favorable terms, of our management arrangements could cause an unexpected loss in revenues and would negatively impact our results of operations and cash flows.

During the year ended December 31, 2019, approximately 54% of our management fees revenue was derived from services provided to entities in which Healthpeak held an interest, including 38% of our management fees revenue derived from services provided to our unconsolidated entry fee CCRC venture with Healthpeak of which we sold our interest in 14 of 16 communities effective January 31, 2020.

Competitive Strengths

We believe our national network of senior living communities and healthcare services networks are well positioned to benefit from the future growth and increasing demand in the industry. Some of our most significant competitive strengths are:

•
Skilled management team with extensive experience. Our senior management team and our Board of Directors have extensive experience in the senior living, healthcare, hospitality, and real estate industries, including the operation and management of a broad range of senior living assets.

•
Geographically diverse, high-quality, purpose-built communities. As of February 1, 2020, we are the largest operator of senior living communities in the United States based on total capacity, with 743 communities in 45 states and the ability to serve approximately 65,000 residents.

•
Ability to provide a broad spectrum of care. Given our diverse mix of independent living, assisted living and memory care communities, and CCRCs, as well as our healthcare services offerings, we are able to meet a wide range of our residents' and patients' needs. We believe that we are one of the few companies in the senior living industry with this capability and the only company that does so at scale on a national basis. We believe that our multiple product offerings create marketing synergies and cross-selling opportunities.

•
Significant experience in providing healthcare services. Through our Health Care Services segment, we provide a range of home health, hospice, outpatient therapy, education, wellness, and other services to residents of certain of our communities and to seniors outside our communities, which we believe is a distinct competitive difference among senior housing operators. We have significant experience in providing these services and expect to increase revenues as we expand our offerings of these services to additional residents and seniors living outside of our communities. As of February 1, 2020, we serve over 20,000 patients.

•
The size of our business allows us to realize cost and operating efficiencies while continuing a local-community focus. The size of our business allows us to realize cost savings, economies of scale in the procurement of goods and services, and access to favorable debt and financing terms. Our scale also allows us to achieve increased efficiencies with respect to various corporate functions. We negotiate contracts for food, insurance, and other goods and services with the advantages that scale provides. In addition, we leverage our centralized corporate functions such as finance, human resources, legal, information technology, and marketing. We intend to utilize our expertise and size to capitalize on economies of scale resulting from our national platform and to enhance our residents' and patients' experiences. We believe that our geographic footprint and centralized infrastructure provide us with a significant operational advantage over local and regional operators of senior living communities.

Seasonality

Our senior housing business has typically experienced some seasonality, which we experience in certain regions more than others, due to weather patterns, geography, and higher incidence and severity of flu and other illnesses during winter months. Although our seasonal pattern varies from year to year, our average monthly occupancy generally begins to decline sequentially in the fourth quarter of the year, and we generally expect average monthly occupancy to begin to increase towards the end of the second quarter each year. Utility expenses trend seasonally high in the first quarter and third quarter of each year. Operating expenses, such as labor, food, and supplies also trend higher in the second half of the year compared with the first half due to an increased number of working days.

Operations

Operations Overview

We have implemented intensive standards, policies and procedures, and systems, including detailed staff resources and training materials, which we believe have contributed to high levels of customer service. Further, we believe our centralized support infrastructure allows our community-based leaders and personnel to focus on resident care and family connections.

Consolidated Corporate Operations Support

We have developed a centralized support infrastructure and services platform, which provides us with a significant operational advantage over local and regional operators of senior living communities. The size of our business also allows us to achieve increased efficiencies with respect to various corporate functions such as procurement, human resources, finance, accounting, legal, information technology, and marketing. We are also able to realize cost efficiencies in the purchasing of food, supplies, insurance, benefits, and other goods and services. In addition, we have established centralized operations groups to support all of our product lines and communities in areas such as training, regulatory affairs, asset management, dining, clinical services, sales, customer engagement, marketing, and procurement. We have also established company-wide policies and procedures relating to, among other things: resident care; community design and community operations; billing and collections; accounts payable; finance and accounting; risk management; development of associate training materials and programs; advertising and marketing activities; the hiring and training of management and other community-based personnel; compliance with applicable local and state regulatory requirements; and implementation of our acquisition, development, and leasing plans.

Community Staffing and Training

Each community has an Executive Director responsible for the overall day-to-day operations of the community, including quality of care and service, social services, and financial performance. Each Executive Director receives specialized training from our learning and development associates. In addition, a portion of each Executive Director's compensation is directly tied to the operating performance of the community and key care and service quality measures. We continue to take actions intended to simplify the role of our Executive Directors to allow them to focus on our residents and their families and our associates. We believe that the quality of our communities, coupled with our competitive compensation philosophy and our ability to provide industry-leading systems and training, has enabled us to attract high-quality, professional community Executive Directors.

Depending upon the size and type of the community, each Executive Director is supported by key leaders, a Health and Wellness Director (or nursing director), and/or a Sales Director. The Health and Wellness Director or nursing director is directly responsible for day-to-day care of residents. The Sales Director oversees the community's sales, marketing, and community outreach programs.

Other key positions supporting each community may include individuals responsible for food service, healthcare services, activities, housekeeping, and maintenance.

We believe that quality of care and operating efficiency can be maximized by direct resident and staff contact. Associates involved in resident care, including administrative staff, are trained in support and care protocols, including emergency response techniques. We have adopted formal training and evaluation procedures to help ensure quality care for our residents. We have extensive policy and procedure manuals and hold regular training sessions for management and staff at each community.

Quality Assurance

We maintain quality assurance programs at each of our communities through our corporate and regional staff. Our quality assurance programs are designed to achieve a high degree of resident and family member satisfaction through the care and services that we provide. Our quality control measures include, among other things, community inspections conducted by corporate staff on a regular basis. These inspections cover the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; quality of resident care (including assisted living services, nursing care, therapy, and home health programs); the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations. Our quality control measures also include the survey of residents and family members on a regular basis to monitor their perception of the quality of services we provide to residents.

In order to foster a sense of belonging and engagement, as well as to respond to residents' needs and desires, at many of our communities, we have established a resident council or other resident advisory committees that meet at least monthly with the Executive Director of the community. Separate resident committees also exist at many of these communities for food service, activities, marketing, and hospitality. These committees promote resident involvement and satisfaction and enable community management to be more responsive to their residents' needs and desires.

Marketing and Sales

Our marketing efforts are intended to create awareness of our brand and services to educate prospects and referral sources about the Brookdale difference. We meet prospects where they are in their journey, whether they are learning about senior living for the first time or need to schedule a visit at one of our communities. We target a variety of audiences who have a role in the decision-making process for senior housing and our healthcare services, including potential residents, their family members and referral sources, including the medical community (hospital discharge planners, physicians, skilled nursing facilities, home health agencies, and social workers), professional organizations, employer groups, clergy, area agencies for the elderly, and paid referral organizations. Our marketing associates develop strategies to promote our communities at the local market and national level. We execute an integrated marketing campaign approach, including local media and outreach programs, digital advertising, social media, print advertising, e-mail, direct mail, and special events, such as health fairs and community receptions. We generate hundreds of thousands of customer inquiries that go directly to our communities and Brookdale website. All online forms and many calls are handled by trained senior living advisors in our Brookdale Connection Center, who schedule visits directly to our communities. Certain resident referral programs have been established and promoted at many communities within the limitations of federal and state laws.

We will continue to leverage and grow our Brookdale brand to win locally in the markets we serve. In many markets where we offer more choices for senior living based on budget, lifestyle, and care needs, we use a network selling methodology to educate prospects on all of the options available. With our selling model, sales associates are organized to support individual and multiple communities directly. To meet the needs of local demand and supply, we create differentiated value through the segmentation of our communities based on price, service offerings, amenities, and programs offered.

Employees

As of December 31, 2019, we had approximately 38,400 full-time employees and approximately 20,000 part-time employees, of which approximately 500 work in our Brentwood, Tennessee headquarters office and approximately 500 work in our Milwaukee, Wisconsin office. We currently consider our relationship with our employees to be good.

Industry Regulation

The regulatory environment surrounding the senior living industry continues to intensify in the number and type of laws and regulations affecting it. Federal, state, and local officials are increasingly focusing their efforts on enforcement of these laws and regulations. This is particularly true for large for-profit, multi-community providers like us. Some of the laws and regulations that impact our industry include: state and local laws impacting licensure, protecting consumers against deceptive practices, and generally affecting the communities' management of property and equipment and how we otherwise conduct our operations, such as fire, health, and safety laws and regulations, and privacy laws; federal and state laws governing Medicare and Medicaid, which regulate allowable costs, pricing, quality of services, quality of care, food service, resident rights (including abuse and neglect) and fraud; federal and state residents' rights statutes and regulations; Anti-Kickback and physicians referral ("Stark") laws; and safety and health standards set by the Occupational Safety and Health Administration. We are unable to predict the future course of federal, state, and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on our business.

Many senior living communities are also subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state, these requirements may address, among others, the following: personnel education, training, and records; community services; staffing; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; emergency power generator requirements; professional licensing and certification of staff; and resident rights and responsibilities. In several of the states there are different levels of care that can be provided based on the level of licensure. Several of the states in which we operate, or intend to operate, assisted living and memory care communities, home health and hospice agencies, and/or skilled nursing facilities require a certificate of need before the community or agency can be opened or the services at an existing community can be expanded. Senior living communities may also be subject to state and/or local building, zoning, fire, and food service codes and must be in compliance with these local codes before licensing or certification may be granted. These laws and regulatory requirements could affect our ability to expand into new markets and to expand our services and communities in existing markets.

Unannounced surveys or inspections may occur annually or bi-annually, or following a regulator's receipt of a complaint about the provider. From time to time in the ordinary course of business, we receive survey reports from state regulatory bodies resulting from such inspections or surveys. Most inspection deficiencies are resolved through a plan of corrective action relating to the community's operations, but the reviewing agency may have the authority to take further action against a licensed or certified community or agency, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal and/or state reimbursement programs, or imposition of other sanctions, including criminal penalties. Loss, suspension, or modification of a license may also cause us to default under our debt and lease documents and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the providers' or facilities' history of compliance. We may also expend considerable resources to respond to federal and state investigations or other enforcement action under applicable laws or regulations. To date, none of the deficiency reports received by us has resulted in a suspension, fine, or other disposition that has had a material adverse effect on our revenues, results of operations, or cash flows. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole. In addition, states Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living and memory care communities even if the community or any of its residents do not receive federal or state funds.

Regulation of the senior living industry is evolving at least partly because of the growing interests of a variety of advocacy organizations and political movements attempting to standardize regulations for certain segments of the industry, particularly assisted living and memory care. Our operations could suffer from future regulatory developments, such as federal assisted living and memory care laws and regulations, as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials or an increase the number of citations that can result in civil or criminal penalties. Certain current state laws and regulations allow enforcement officials to make determinations on whether the care provided by one or more of our communities exceeds the level of care for which the community is licensed. Furthermore, certain states may allow citations in one community to impact other communities in the state. Revocation or suspension of a license, or a citation, at a given community could therefore impact our ability to obtain new licenses or to renew existing licenses at other communities, which may also cause us to be in default under our loan or lease agreements and trigger cross-defaults or may also trigger defaults under certain of our credit agreements, or adversely affect our ability to operate and/or obtain financing in the future. If a state were to find that one community's citation will impact another of our communities, this will also increase costs and result in increased surveillance by the state survey agency. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the enforcement of existing rules, including increased enforcement brought about by advocacy groups, in addition to federal and state regulators, our operations could be adversely affected. Any adverse finding by survey and inspection officials may serve as the basis for false claims lawsuits by private plaintiffs and may lead to investigations under federal and state laws, which may result in civil and/or criminal penalties against the community or individual.

There are various extremely complex federal and state laws governing a wide array of referrals, relationships, and arrangements and prohibiting fraud by healthcare providers, including those in the senior living industry, and governmental agencies are devoting increasing attention and resources to such anti-fraud initiatives. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Balanced Budget Act of 1997 expanded the penalties for healthcare fraud. With respect to our participation in federal healthcare reimbursement programs, the government or private individuals acting on behalf of the government may bring an action under the False Claims Act alleging that a healthcare provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties. The False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government's recovery. Because of these incentives, so-called "whistleblower" suits have become more frequent.

Additionally, since we operate communities and agencies that participate in federal and/or state healthcare reimbursement programs, we are subject to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent, or are for items or services that were not provided as claimed. Similar state laws vary from state to state. Violation of any of these laws can result in loss of licensure, citations, sanctions, and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, or termination of participation in Medicare and Medicaid programs, which may also cause us to default under our loan and lease agreements and/or trigger cross-defaults.

We are also subject to certain federal and state laws that regulate financial arrangements by healthcare providers, such as the Federal Anti-Kickback Law, the Stark laws, and certain state referral laws. The Federal Anti-Kickback Law makes it unlawful for any person to offer or pay (or to solicit or receive) "any remuneration ... directly or indirectly, overtly or covertly, in cash or in kind" for referring or recommending for purchase any item or service which is eligible for payment under the Medicare and/or Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between healthcare providers and sources of patient referral. If we were to violate the Federal Anti-Kickback Law, we may face criminal penalties and civil sanctions, including fines and possible exclusion from government reimbursement programs, which may also cause us to default under our loan and lease agreements and/or trigger cross-defaults. Adverse consequences may also result if we violate federal Stark laws related to certain Medicare and Medicaid physician referrals. While we endeavor to comply with all laws that regulate the licensure and operation of our senior living communities, it is difficult to predict how our revenues could be affected if we were subject to an action alleging such violations.

We are also subject to federal and state laws designed to protect the confidentiality of patient health information. The United States Department of Health and Human Services has issued rules pursuant to HIPAA relating to the privacy of such information. Rules that became effective in 2003 govern our use and disclosure of health information at certain HIPAA covered communities. We established procedures to comply with HIPAA privacy requirements at these communities. We were required to be in compliance with the HIPAA rule establishing administrative, physical, and technical security standards for health information by 2005. To the best of our knowledge, we are in compliance with these rules. In addition, states have begun to enact more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency. For example, the California Consumer Privacy Act became effective in 2020, and we expect additional federal and state legislative and regulatory efforts to regulate consumer privacy protection in the future. These legislative and regulatory developments will impact the design and operation of our business and our privacy and security efforts.

Medicare and Medicaid Programs

We rely on reimbursement from government programs, including the Medicare program and, to a lesser extent, Medicaid programs, for a portion of our revenues. Reimbursements from Medicare and Medicaid represented 13.1% and 2.8%, respectively, of our total resident fee revenues for the year ended December 31, 2019. During the period, Medicare reimbursements represented 79.1% of our Health Care Services segment revenue, and Medicare and Medicaid reimbursements represented 20.2% of our CCRCs segment revenue.

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. We receive revenue for our home health, hospice, skilled nursing, and outpatient therapy services from Medicare. Medicaid is a medical assistance program administered by each state, funded with federal and state funds pursuant to which healthcare benefits are available to certain indigent or disabled patients. We receive reimbursements under Medicaid (including state Medicaid waiver programs) for many of our assisted living and memory care communities.

These government reimbursement programs are highly regulated, involve significant administrative discretion, and are subject to frequent and substantial legislative, administrative, and interpretive changes, which may significantly affect reimbursement rates and the methods and timing of payments made under these programs. Continuing efforts of government to contain healthcare costs could materially and adversely affect us, and reimbursement levels may not remain at levels comparable to present levels or may not be sufficient to cover the costs allocable to patients eligible for reimbursement.

Medicare reimbursement for home health and skilled nursing services is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a "market basket update." Each year, the Medicare Payment

Advisory Commission ("MedPAC"), a commission chartered by Congress to advise it on Medicare payment issues, recommends payment policies to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt MedPAC recommendations and based on previous years, there can be no assurance that Congress will adopt MedPAC's recommendations in any given year.

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

Audits and Investigations

As a result of our participation in the Medicare and Medicaid programs, we are subject to various government reviews, audits, and investigations to verify our compliance with these programs and applicable laws and regulations. CMS has engaged a number of third party firms, including Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), and Unified Program Integrity Contractors (UPIC) to conduct extensive reviews of claims data to evaluate the appropriateness of billings submitted for payment. Audit contractors may identify overpayments based on coverage requirements, billing and coding rules, or other risk areas. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities. An adverse determination of government reviews, audits, and investigations may result in citations, sanctions, other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, or termination of participation in Medicare and Medicaid programs. Our costs to respond to and defend any such audits, reviews, and investigations may be significant and are likely to increase in the current enforcement environment, and any resulting sanctions or criminal, civil, or regulatory penalties could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

The Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act

To help fund the expansion of healthcare coverage to previously uninsured people, the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act of 2010 (collectively, the "Affordable Care Act"), which became law in 2010, provides for certain reforms to the healthcare delivery and payment system aimed at increasing quality and reducing costs. As it relates to our business, the Affordable Care Act provides for reductions to the annual market basket updates for home health and hospice agencies and additional annual "productivity adjustment" reductions to the annual market basket payment update as determined by CMS for skilled nursing facilities (beginning in federal fiscal year 2012), hospice agencies (beginning in federal fiscal year 2013), and home health agencies (beginning in federal fiscal year 2015). These reductions have, and could in the future, result in lower reimbursement than the previous year. The Affordable Care Act also provides for new transparency, reporting, and certification requirements for skilled nursing facilities.

Furthermore, the Affordable Care Act mandates changes to home health and hospice benefits under Medicare. For home health, the Affordable Care Act mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal fiscal year 2014 that was phased-in over a four-year period, a reduction in the outlier cap, and reinstatement of a 3% add-on payment for home health services delivered to residents in rural areas on or after April 1, 2010 and before January 1, 2016. The Affordable Care Act also requires the Secretary of Health and Human Services ("HHS") (the "Secretary") to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services, and post-acute care services, which would include home health. The Affordable Care Act further directed the Secretary of HHS to rebase payments for home health, which resulted in a decrease in home health reimbursement that began in 2014 and was phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate costs and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and to provide a report to Congress.

Potential efforts in the Congress to alter, amend, repeal, or replace the Affordable Care Act, or to fail to fund various aspects of the Affordable Care Act, create additional uncertainty about the ultimate impact of the Affordable Care Act on us and the healthcare industry. The healthcare reforms and changes resulting from the Affordable Care Act, as well as other similar healthcare reforms, including any potential change in the nature of services we provide, the methods or amount of payment we receive for such services, and the underlying regulatory environment, could adversely affect our business, revenues, results of operations, and cash flows.

The Improving Medicare Post-Acute Care Transformation Act of 2014

The Improving Medicare Post-Acute Care Transformation Act of 2014 (the "IMPACT Act"), which became law in 2014, requires standardized assessment data for quality improvement, payment, and discharge planning purposes across the spectrum of post-acute care, including home health, hospice, and skilled nursing. The IMPACT Act will require such agencies and facilities to begin reporting standardized patient assessment data, new quality measures, and resource use measures. Failure to report such data when required would subject an agency or facility to a 2% reduction in market basket prices then in effect. The IMPACT Act further requires HHS and MedPAC to study and report to Congress by 2022 regarding alternative post-acute care payment models, including payment based upon individual patient characteristics and not care setting. The IMPACT Act also includes provisions impacting Medicare-certified hospices, including increasing survey frequency to once every 36 months, imposing a medical review process for facilities with a high percentage of stays in excess of 180 days, and updating the annual aggregate Medicare payment cap.

The Medicare Access and CHIP Reauthorization Act of 2015

The Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA") became law in 2015. The legislation, among other things, permanently replaced the sustainable growth rate formula previously used to determine updates to Medicare fee schedule payments with quality and value measurements and participation in alternate payment models; extended the Medicare Part B outpatient therapy cap exception process until December 31, 2017; extended the 3% add-on payment for home health services delivered to residents in rural areas until December 31, 2017; and set payment updates for post-acute providers at 1% after other adjustments required by the Affordable Care Act for 2018. As part of federal budget legislation that became law on February 9, 2018, the Medicare Part B cap on outpatient therapy services was permanently repealed effective January 1, 2018.

Home Health Claim Review Demonstrations

In 2016, CMS announced that it would implement a 3-year Medicare pre-claim review demonstration for home health services in the states of Illinois, Florida, Texas, Michigan, and Massachusetts. The pre-claim review is a process through which a request for provisional affirmation of coverage is submitted for review before a final claim is submitted for payment. CMS began the pre-claim review demonstration in Illinois in August 2016, which CMS paused in April 2017. The pre-claim review demonstration resulted in increased administrative costs and reimbursement delays for our Illinois home health agency. In December 2018, CMS indicated it was continuing the process for obtaining approval under the Paperwork Reduction Act of a 5-year Medicare claim review demonstration for Illinois, which would be further expanded to Florida, Texas, North Carolina, and Ohio. To allow home health agencies to transition to the PDGM, effective January 1, 2020, CMS announced in October 2019 that it is rescheduling the implementation of the Home Health Review Choice Demonstration ("RCD") for the remaining states of Texas, North Carolina, and Florida. The demonstration is expected to begin in Texas on March 2, 2020. Following the start of the demonstration in Texas, the demonstration is expected to begin in North Carolina and Florida on May 4, 2020. CMS will monitor the transition to PDGM and assess the need for any change to this date. Under this RCD as currently proposed, providers would have an initial choice of three options for review: pre-claim review, post-payment review, or minimal post-payment review with a 25% payment reduction for all home health services. We derive a significant portion of our home health revenue from these states. If implemented, the claim review demonstrations could adversely affect our revenue, results of operations, and cash flows.

Home Health Value-Based Purchasing

On January 1, 2016, CMS implemented Home Health Value-Based Purchasing ("HHVBP"). The HHVBP model was designed to give Medicare certified home health agencies incentives or penalties, through payment bonuses, to give higher quality and more efficient care. HHVBP was rolled out to nine pilot states: Arizona, Florida, Iowa, Maryland, Massachusetts, Nebraska, North Carolina, Tennessee, and Washington, a majority of which we currently have home health operations. Bonuses and penalties began in 2018 with the maximum of plus or minus 3% and are scheduled to grow to plus or minus 8% by 2022. Payment adjustments are calculated based on performance in 20 measures which include current Quality of Patient Care and Patient Satisfaction star measures, as well as measures based on submission of data to a CMS web portal.

The Bipartisan Budget Act of 2018

The Bipartisan Budget Act of 2018 (the "BBA"), enacted in February 2018, includes several provisions impacting Medicare reimbursement to home health, hospice, and outpatient therapy providers. With respect to home health providers, the BBA (1) will base payment on a 30-day episode of care beginning January 1, 2020, coupled with annual determinations by CMS to ensure budget neutrality (including taking into account provider behavior), (2) will eliminate retroactive payment adjustments based upon the level of therapy services required beginning January 1, 2020, (3) extends the 3% add-on payment for home health services provided to residents in rural areas beginning January 1, 2018, coupled with a reduction and phase out of such add-on payment over the following four fiscal years, and (4) will establish a market basket update of 1.5% for the year beginning January 1, 2020. With respect to hospice providers, the BBA establishes a new payment policy related to early discharges to hospice care from hospitals. This policy imposed a financial penalty on hospitals for each early discharge to hospice care beginning October 1, 2018. With respect to outpatient therapy providers, the BBA permanently repeals the Medicare Part B outpatient therapy cap effective January 1, 2018 and continues the targeted medical review process with a reduction of the applicable threshold triggering such review to $3,000 effective January 1, 2018.

CMS Final Rule 1689-FC for Medicare Home Health Prospective Payment

In July 2018, CMS issued proposed payment changes for Medicare home health providers for 2019 and 2020. For 2020, CMS estimated that the net impact of the payment provisions of the proposed changes will result in an increase of 1.3% in reimbursement to home health providers and finalized the methodology used to determine the rural add-on payment for 2020 through 2022 as well as regulations text changes regarding certifying and recertifying patient eligibility for Medicare home health services and remote patient monitoring. Additionally, the proposed rule includes changes to the home health prospective payment system ("HHPPS") case-mix adjustment methodology through the use of a new PDGM for home health payments. This change affects home health services beginning on or after January 1, 2020 and also includes a change in the unit of payment from 60-day episodes of care to 30-day episodes of care.

Environmental Matters

Under various federal, state, and local environmental laws, a current or previous owner or operator of real property, such as us, may be held liable in certain circumstances for the costs of investigation, removal, or remediation of certain hazardous or toxic substances, including, among others, petroleum and materials containing asbestos, that could be located on, in, at, or under a property, regardless of how such materials came to be located there. Additionally, such an owner or operator of real property may incur costs relating to the release of hazardous or toxic substances, including government fines and payments for personal injuries or damage to adjacent property. The cost of any required investigation, remediation, removal, mitigation, compliance, fines, or personal or property damages and our liability therefore could exceed the property's value and/or our assets' value. The presence of such substances, or the failure to properly dispose of or remediate the damage caused by such substances, may adversely affect our ability to sell such property, to attract additional residents, retain existing residents, to borrow using such property as collateral, or to develop or redevelop such property. Such laws impose liability for investigation, remediation, removal, and mitigation costs on persons who disposed of or arranged for the disposal of hazardous substances at third-party sites. Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence, release, or disposal of such substances as well as without regard to whether such release or disposal was in compliance with law at the time it occurred. Moreover, the imposition of such liability upon us could be joint and several, which means we could be required to pay for the cost of cleaning up contamination caused by others who have become insolvent or otherwise judgment proof. We do not believe that we have incurred such liabilities that would have a material adverse effect on our business, financial condition, results of operations, and cash flow.

Our operations are subject to regulation under various federal, state, and local environmental laws, including those relating to: the handling, storage, transportation, treatment, and disposal of medical waste products generated at our communities; identification and warning of the presence of asbestos-containing materials in buildings, as well as removal of such materials; the presence of other substances in the indoor environment; and protection of the environment and natural resources in connection with development or construction of our properties.

Some of our communities generate infectious or other hazardous medical waste due to the illness or physical condition of the residents, including, for example, blood-contaminated bandages, swabs and other medical waste products, and incontinence products of those residents diagnosed with an infectious disease. The management of infectious medical waste, including its handling, storage, transportation, treatment, and disposal, is subject to regulation under various federal, state, and local environmental laws. These environmental laws set forth the management requirements for such waste, as well as related permit, record-keeping, notice, and reporting obligations. Each of our communities has an agreement with a waste management company for the proper disposal of all infectious medical waste. The use of such waste management companies does not immunize us from alleged violations of such medical waste laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to cleanup disposal sites at which such wastes have been disposed. Any finding that we are not in compliance with environmental laws could adversely affect our business, financial condition, results of operations, and cash flow.

Federal regulations require building owners and those exercising control over a building's management to identify and warn, via signs and labels, their employees and certain other employers operating in the building of potential hazards posed by workplace exposure to installed asbestos-containing materials and potential asbestos-containing materials in their buildings. The regulations also set forth employee training, record-keeping requirements, and sampling protocols pertaining to asbestos-containing materials and potential asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building's management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potential asbestos-containing materials. The regulations may affect the value of a building containing asbestos-containing materials and potential asbestos-containing materials in which we have invested. Federal, state, and local laws and regulations also govern the removal, encapsulation, disturbance, handling, and/or disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation, or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potential asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potential asbestos-containing materials.

The presence of mold, lead-based paint, contaminants in drinking water, radon, and/or other substances at any of the communities we own or may acquire may lead to the incurrence of costs for remediation, mitigation, or the implementation of an operations and maintenance plan. Furthermore, the presence of mold, lead-based paint, contaminants in drinking water, radon, and/or other substances at any of the communities we own or may acquire may present a risk that third parties will seek recovery from the owners, operators, or tenants of such properties for personal injury or property damage. In some circumstances, areas affected by mold may be unusable for periods of time for repairs, and even after successful remediation, the known prior presence of extensive mold could adversely affect the ability of a community to retain or attract residents and could adversely affect a community's market value.

We believe that we are in material compliance with applicable environmental laws.

We are unable to predict the future course of federal, state, and local environmental regulation and legislation. Changes in the environmental regulatory framework (including legislative or regulatory efforts designed to address climate change, such as the proposed "cap and trade" legislation) could have a material adverse effect on our business. Because environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our communities.

Available Information

Information regarding our community and service offerings can be found at our website, www.brookdale.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC, at the following address: www.brookdale.com/investor. The information within, or that can be accessed through, our website addresses is not part of this report.

Item 1A.	Risk Factors

Risks Related to Our Business and Industry

Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford our resident fees (including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members) could cause our occupancy, revenues, results of operations, and cash flow to decline.

Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our communities are located typically can afford to pay our monthly resident fees. Economic downturns, softness in the housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility, and/or changes in demographics could adversely affect the ability of seniors to afford our resident fees. If we are unable to retain and/or attract seniors with sufficient income, assets, or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our occupancy, revenues, results of operations, and cash flow could decline.

Changes in the reimbursement rates, methods, or timing of payment from government reimbursement programs, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our senior living and healthcare services could adversely affect our revenues, results of operations, and cash flow.

We rely on reimbursement from government programs, including Medicare and Medicaid, for a portion of our revenues, and we cannot provide assurance that reimbursement levels will not decrease in the future, which could adversely affect our revenues, results of operations, and cash flow. Reimbursements from Medicare and Medicaid represented 13.1% and 2.8%, respectively, of our total resident fee revenues for the year ended December 31, 2019. During such period, Medicare reimbursements represented 79.1% of our Health Care Services segment revenue, and Medicare and Medicaid reimbursements represented 20.2% of our CCRCs segment revenue. See "Item 1. Business-Medicare and Medicaid Programs" for more information regarding these programs, including the impact of recent legislation and rulemaking on such programs.

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

The healthcare industry in the United States is subject to fundamental changes due to ongoing healthcare reform efforts and related political, economic, and regulatory influences. Notably, the Affordable Care Act resulted in expanded healthcare coverage to millions of previously uninsured people beginning in 2014 and has resulted in significant changes to the United States healthcare system. To help fund this expansion, the Affordable Care Act outlines certain reductions for Medicare reimbursed services, including skilled nursing, home health, hospice, and outpatient therapy services, as well as certain other changes to Medicare payment methodologies. This comprehensive healthcare legislation has resulted and will continue to result in extensive rulemaking by regulatory authorities, and also may be altered, amended, repealed, or replaced. It is difficult to predict the full impact of the Affordable Care Act due to the complexity of the law and implementing regulations, as well our inability to foresee how CMS and other participants in the healthcare industry will respond to the choices available to them under the law. We also cannot accurately predict whether any new or pending legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business. Similarly, while we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect us and the manner in which we are reimbursed by the federal reimbursement programs, we cannot accurately predict today the impact of those regulations on our business. The provisions of the legislation and other regulations implementing the provisions of the Affordable Care Act or any amended or replacement legislation may increase our costs, adversely affect our revenues, expose us to expanded liability, or require us to revise the ways in which we conduct our business.

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

Senior housing construction and development, and increased competition, has had and may continue to have an adverse effect on our occupancy, revenues, results of operations, and cash flow.

The senior living industry is highly competitive. We compete with numerous organizations, including not-for-profit entities, that offer similar communities and services, such as home health care and hospice agencies, community-based service programs, retirement communities, convalescent centers, and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living, assisted living, and memory care sectors of the senior living industry are not substantial. Over the last several years there has been an increase in the construction of new senior housing communities as the industry has attracted increased investment, and industry data shows that industry occupancy began to decrease starting in 2016 as a result of new openings and oversupply. During and since 2016 we have experienced an elevated rate of competitive new openings, with significant new competition opening in many markets, which has adversely affected our occupancy, revenues, results of operations, and cash flow. Such new competition that we have encountered or may encounter could limit our ability to attract new residents and associates, to retain existing residents and associates, and to raise or maintain resident fees or expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations, and cash flow.

Disruptions in the financial markets could affect our ability to obtain financing or to extend or refinance debt as it matures, which could negatively impact our liquidity, financial condition, and the market price of our common stock.

The United States stock and credit markets have experienced significant price volatility, dislocations, and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases resulted in the unavailability of financing. Uncertainty in the stock and credit markets may negatively impact our ability to access additional financing (including any refinancing or extension of our existing debt) on reasonable terms, which may negatively affect our liquidity, financial condition, and the market price of our common stock.

As of December 31, 2019, we had two principal corporate-level debt obligations: our secured revolving credit facility providing commitments of $250.0 million and our separate unsecured letter of credit facility providing for up to $47.5 million of letters of credit. We also had $3.5 billion principal amount of mortgage financing outstanding as of such date. If we are unable to extend or refinance any of these facilities or other debt prior to their scheduled maturity dates, our liquidity and financial condition could be adversely impacted. In addition, even if we are able to extend or refinance our maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

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

A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital, including through the issuance of common stock. Disruptions in the financial markets could have an adverse effect on our business. If we are not able to obtain additional financing on favorable terms, we also may have to forgo, delay, or abandon some or all of our planned capital expenditures or any development, investment, or acquisition opportunities that we identify, which could adversely affect our revenues, results of operations, and cash flow.

Various factors, including general economic conditions and the spread of contagious illnesses, could adversely affect our financial performance and other aspects of our business.

General economic conditions, such as inflation, the consumer price index, commodity costs, fuel and other energy costs, costs of salaries, wages, benefits and insurance, interest rates, and tax rates, affect our facility operating, facility lease, general and administrative and other expenses, and we have no control or limited ability to control such factors. Current global economic conditions and uncertainties, the potential for failures or realignments of financial institutions, and the related impact on available credit may affect us and our business partners, landlords, counterparties, and residents or prospective residents in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk that certain of our business partners, landlords or counterparties would be unable to fulfill their obligations to us, and other impacts which we are unable to fully anticipate. Our occupancy levels may be negatively impacted by seasonal contagious illnesses such as cold and flu, which typically more severely impact seniors than the general population. A severe cold and flu season or an outbreak of other contagious disease in the markets in which we operate could result in a regulatory ban on admissions, decreased occupancy, and otherwise adversely affect our business.

If we are unable to generate sufficient cash flow to cover required interest and lease payments, this could result in defaults of the related debt or leases and cross-defaults under our other debt or lease documents, which would adversely affect our capital structure, financial condition, results of operations, and cash flow.

We have significant indebtedness and lease obligations, and we intend to continue financing our communities through mortgage financing, long-term leases, and other types of financing, including borrowings under our revolving line of credit and future credit facilities we may obtain. Our required lease payments are generally subject to an escalator that is either fixed or tied to changes in the consumer price index or leased property revenue. We cannot give any assurance that we will generate sufficient cash flow from operations to cover required interest, principal, and lease payments. Any non-payment or other default under our financing arrangements could, subject to cure provisions, cause the lender to foreclose upon the community or communities securing such indebtedness or, in the case of a lease, cause the lessor to terminate the lease, each with a consequent loss of revenue and asset value to us. Furthermore, in some cases, indebtedness is secured by both a mortgage on a community (or communities) and a guaranty by us and/or one or more of our subsidiaries. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable, and requiring the respective guarantor to fulfill its obligations to make such payments. The realization of any of these scenarios would have an adverse effect on our financial condition and capital structure. Further, because many of our outstanding debt and lease documents contain cross-default and cross-collateralization provisions, a default by us related to one community could affect a significant number of our other communities and their corresponding financing arrangements and leases (including documents with other lenders or lessors). In the event of such a default, we may not be able to obtain a waiver from the lender or lessor on terms acceptable or favorable to us, or at all, which would have a negative impact on our capital structure and financial condition.

Our indebtedness and long-term leases could adversely affect our liquidity and our ability to operate our business.

Our level of indebtedness and our long-term leases could adversely affect our future operations and/or impact our stockholders for several reasons, including, without limitation:

•
We may have little or no cash flow apart from cash flow that is dedicated to the payment of any interest, principal, or amortization required with respect to outstanding indebtedness and lease payments with respect to our long-term leases;

•
Increases in our outstanding indebtedness, leverage, and long-term lease obligations will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

•
Increases in our outstanding indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures, expansions, repositionings, new developments, acquisitions, general corporate, and other purposes; and

•	Our ability to pay dividends to our stockholders (should we initiate dividend payments in the future) may be limited.

Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our leases depends upon our future cash flow performance, which will be subject to general economic conditions, industry cycles, and financial, business, and other factors affecting our operations, many of which are beyond our control. Our business might not continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness or leases, sell selected assets, reduce or delay planned capital expenditures, or delay or abandon desirable acquisitions. These measures might not be sufficient to enable us to service our debt or to make lease payments on our leases. The failure to make required payments on our debt or leases could result in an adverse effect on our future ability to generate revenues and our results of operations and cash flow. Any contemplated financing, refinancing, restructuring, or sale of assets might not be available on economically favorable terms to us.

Our debt and lease documents contain financial and other covenants, including covenants that limit or restrict our operations and activities (including our ability to borrow additional funds and engage in certain transactions without consent of the applicable lender or lessor); any default under such documents could result in the acceleration of our indebtedness and lease obligations, the foreclosure of our mortgaged communities, the termination of our leasehold interests, and/or cross-defaults under our other debt or lease documents, any of which could materially and adversely impact our capital structure, financial condition, results of operations, cash flow, and liquidity and interfere with our ability to pursue our strategy.

Certain of our debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum net worth and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity, as calculated in accordance with accounting principles generally accepted in the United States, or GAAP, and in certain circumstances, reduced by intangible assets or liabilities or increased by deferred gains from sale-leaseback transactions and deferred entrance fee revenue. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. In addition, our debt and lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements.

Our failure to comply with applicable covenants could constitute an event of default under the applicable debt or lease documents. Many of our debt and lease documents contain cross-default provisions so that a default under one of these instruments could cause a default under other debt and lease documents (including documents with other lenders and lessors).

These restrictions and covenants may interfere with our ability to obtain financing or to engage in other business activities, which may inhibit our ability to pursue our strategy. In addition, certain of our outstanding indebtedness and leases limit or restrict, among other things, our ability and our subsidiaries' ability to borrow additional funds, engage in a change in control transaction, dispose of all or substantially all of our or their assets, or engage in mergers or other business combinations without consent of the applicable lender or lessor. In certain circumstances, the consent of the applicable lender or lessor may be based on the lender's or lessor's sole discretion. Our inability to obtain the consent of applicable lenders and landlords in connection with our pursuit of any such transactions may forestall our ability to consummate such transactions. Furthermore, the costs of obtaining such consents may reduce the value that our stockholders may realize in any such transactions.

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

In addition, certain of our master leases and management agreements contain radius restrictions, which limit our ability to own, develop, or acquire new communities within a specified distance from certain existing communities covered by such agreements. These radius restrictions could negatively affect our ability to expand or develop or acquire senior housing communities and operating companies.

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

In addition, our leases generally provide for renewal or extension options and, in certain cases, purchase options. These options typically are based upon prescribed formulas but, in certain cases, may be at fair market value. We expect to renew, extend, or exercise purchase options with respect to our leases in the normal course of business; however, there can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal, extension, or purchase options. Furthermore, the terms of any such options that are based on fair market value are inherently uncertain and could be unacceptable or unfavorable to us depending on the circumstances at the time of exercise. If we are not able to renew or extend our existing leases, or purchase the communities subject to such leases, at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, results of operations, and cash flow could be adversely affected.

Increases in market interest rates could significantly increase the costs of our debt obligations, which could adversely affect our results of operations and cash flow.

Our variable-rate debt obligations and any such obligations incurred in the future expose us to interest rate risk. Although we have interest rate cap agreements in place for a majority of our variable-rate debt, these agreements only limit our exposure to increases in interest rates above certain levels and generally must be renewed every two to three years. Increases in prevailing interest rates will increase our payment obligations on our existing variable-rate obligations to the extent they are unhedged and may increase our future borrowing and hedging costs, which would negatively impact our results of operations and cash flow.

The potential phasing out of LIBOR may increase the interest costs of our debt obligations, which could adversely affect our results of operations and cash flow.

The interest rates for substantially all of our variable-rate debt obligations are calculated based on the London Interbank Offer Rate (LIBOR) plus a spread, and our interest rate cap agreements are indexed to LIBOR. LIBOR is regulated by the United Kingdom's Financial Conduct Authority, which has announced that it plans to phase-out LIBOR by the end of 2021. If LIBOR were to be discontinued, substantially all of our variable-rate debt agreements provide that the lender may choose an alternative index based on comparable information, and our interest rate cap agreements provide that the calculation agent may choose an alternative index. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will evolve by the end of 2021, or whether alternative and comparable index rates will be established and adopted by our lenders and other financial institutions. If LIBOR ceases to exist or if the methods of calculating LIBOR change, interest rates on our variable-rate debt obligations may increase, which would adversely affect our results of operations and cash flow.

Increased competition for, or a shortage of, personnel, wage pressures resulting from increased competition, low unemployment levels, minimum wage increases, changes in overtime laws, and union activity may have an adverse effect on our business, results of operations and cash flow.

Our success depends on our ability to retain and attract qualified management and other personnel who are responsible for the day-to-day operations of each of our communities. Each community has an Executive Director responsible for the overall day-to-day operations of the community, including quality of care and service, social services, and financial performance. Depending upon the size and type of the community, each Executive Director is supported by key leaders, a Health and Wellness Director (or nursing director), and/or a Sales Director. The Health and Wellness Director or nursing director is directly responsible for day-to-day care of residents. The Sales Director oversees the community's sales, marketing, and community outreach programs. Other key positions supporting each community may include individuals responsible for food service, healthcare services, activities, housekeeping, and maintenance.

We compete with various healthcare service providers, other senior living providers, and hospitality and food services companies in retaining and attracting qualified personnel. Increased competition for, or a shortage of, nurses, therapists, or other personnel, low levels of unemployment, or general inflationary pressures have required and may require in the future that we enhance our pay and benefits package to compete effectively for such personnel. In addition, we have experienced and may continue to experience wage pressures due to minimum wage increases mandated by state and local laws and the increase in the minimum salary threshold for overtime exemptions under the Fair Labor Standards Act, which the Department of Labor increased effective January 1, 2020. Such rule changes may result in higher operating costs, and we may not be able to offset the added costs resulting from competitive, inflationary or regulatory pressures by increasing the rates we charge to our residents or our service charges, which would negatively impact our results of operations and cash flow.

Turnover rates of our personnel and the magnitude of the shortage of nurses, therapists, or other personnel varies substantially from market to market. If we fail to attract and retain qualified personnel, our ability to conduct our business operations effectively, our overall operating results, and cash flow could be harmed.

In addition, efforts by labor unions to unionize any of our community personnel could divert management attention, lead to increases in our labor costs, and/or reduce our flexibility with respect to certain workplace rules. If we experience an increase in organizing activity, if onerous collective bargaining agreement terms are imposed upon us, or if we otherwise experience an increase in our staffing and labor costs, our results of operations and cash flow would be negatively affected.

Failure to maintain the security and functionality of our information systems and data, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA, could adversely affect our business, reputation, and relationships with our residents, patients, employees, and referral sources and subject us to remediation costs, government inquiries, and liabilities, any of which could materially and adversely impact our revenues, results of operations, cash flow, and liquidity.

We are dependent on the proper function and availability of our information systems, including hardware, software, applications, and electronic data storage, to store, process, and transmit our business information, including proprietary business information and personally identifiable information of our residents, patients, and employees. Though we have taken steps to protect the cybersecurity and physical security of our information systems and have implemented policies and procedures to comply with HIPAA and other privacy laws, rules, and regulations, there can be no assurance that our security measures and disaster recovery plan will prevent damage to, or interruption or breach of, our information systems or other unauthorized access to proprietary or private information.

Because the techniques used to obtain unauthorized access to systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, components of our information systems that we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security or functionality of our information systems. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees or contractors such as email phishing attacks. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our cybersecurity or to investigate and remediate any cybersecurity vulnerabilities, attacks, or incidents.

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

Failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or other unauthorized access to our information systems, or to comply with applicable privacy and consumer protection laws, including HIPAA, could expose us to a number of adverse consequences, many of which are not insurable, including: (i) interruptions to our business, (ii) the theft, destruction, loss, misappropriation, or release of sensitive information, including proprietary business information and personally identifiable information of our residents, patients and employees, (iii) significant remediation costs; (iv) negative publicity which could damage our reputation and our relationships with our residents, patients, employees, and referral sources, (v) litigation and potential liability under privacy, security, and consumer protection laws, including HIPAA, or other applicable laws, rules, or regulations, and (vi) government inquiries which may result in sanctions and other criminal or civil fines or penalties. Any of the foregoing could materially and adversely impact our revenues, results of operations, cash flow, and liquidity.

We have a history of losses and we may not be able to achieve profitability.

We have incurred net losses in every year since our formation in June 2005. Given our history of losses, there can be no assurance that we will be able to achieve and/or maintain profitability in the future. If we do not effectively manage our liquidity, cash flow, and business operations going forward or otherwise achieve profitability, our stock price could be adversely affected.

Pending disposition transactions are, and any future disposition transactions will be, subject to various closing conditions, including the receipt of regulatory approvals where applicable, likely will result in reductions to our revenue and may negatively impact our results of operations and cash flow.

During 2020, we expect to close on the dispositions of three owned communities classified as held for sale as of December 31, 2019 and the termination of our lease obligations on three communities for which we have provided notice of non-renewal. For the year, we also anticipate terminations of certain of our management arrangements with third parties as we transition to new operators our management on certain former unconsolidated ventures in which we sold our interest and our interim management on formerly leased communities. Over the longer term, we may dispose of owned or leased communities through asset sales and lease terminations and expirations. The closings of any such transactions, or those that we identify in the future, generally are or will be subject to closing conditions, which may include the receipt of regulatory approvals, and we cannot provide assurance that any such transactions will close or, if they do, when the actual closings will occur. The sales price for pending or future dispositions may not meet our expectations due to the underlying performance of such communities or conditions beyond our control, and we may be required to take impairment charges in connection with such sales if the carrying amounts of such assets exceed the proposed sales prices, which could adversely affect our financial condition and results of operations. Further, we cannot provide assurance that we will be successful in identifying and pursuing disposition opportunities on terms that are acceptable to us, or at all. We may be required to pay significant amounts to restructure or terminate leases and we may be required to take charges in connection with such activity, which could adversely affect our financial condition and results of operations.

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

We may need additional capital to fund our operations, capital expenditure plans, and strategic priorities, and we may not be able to obtain it on terms acceptable to us, or at all.
Funding our capital expenditure plans, pursuing any acquisition, investment, development, or potential lease restructuring opportunities that we identify, or funding investments to support our strategy may require additional capital. Financing may not be available to us or may be available to us only on terms that are not favorable. In addition, certain of our outstanding indebtedness and long-term leases restrict, among other things, our ability to incur additional debt. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon some or all of our plans or opportunities. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences, or privileges senior to those of our common stock.

Failure to complete our capital expenditures in accordance with our plans may adversely affect our anticipated revenues, results of operations, and cash flow.

Our planned full-year 2020 non-development capital expenditures are approximately $190 million net of anticipated lessor reimbursements, and such projects include those related to maintenance, renovations, upgrades, and other major building infrastructure projects for our communities. Such projects may be needed to ensure that our communities are in appropriate physical condition to support our strategy and to protect the value of our community portfolio. In addition, our planned full-year 2020 development capital expenditures are approximately $30 million, net of anticipated lessor reimbursements, and such projects include those for expansion, repositioning, redeveloping, and major renovation of selected existing senior living communities.

Our capital projects are in various stages of planning and development and are subject to a number of factors over which we may have little or no control. These factors include the necessity of arranging separate leases, mortgage loans, or other financings to provide the capital required to complete these projects; difficulties or delays in obtaining zoning, land use, building, occupancy, licensing, certificate of need, and other required governmental permits and approvals; failure to complete construction of the projects on budget and on schedule; failure of third-party contractors and subcontractors to perform under their contracts; shortages of labor or materials that could delay projects or make them more expensive; adverse weather conditions that could delay completion of projects; increased costs resulting from general economic conditions or increases in the cost of materials; and increased costs as a result of changes in laws and regulations.

We cannot provide assurance that we will undertake or complete all of our planned capital expenditures, or that we will not experience delays in completing those projects. In addition, we may incur substantial costs prior to achieving stabilized occupancy for certain capital projects and cannot assure that these costs will not be greater than we have anticipated. We also cannot provide assurance that any of our capital projects will be economically successful or provide a return on investment in accordance with our plans or at all. Furthermore, our failure to complete, or delays in completing, our planned community-level capital expenditures could harm the value of our communities and our revenues, results of operations, and cash flow.

To the extent we identify and pursue any future development, investment, or acquisition opportunities, we may encounter difficulties in identifying opportunities at attractive prices or integrating acquisitions with our operations, which may adversely affect our financial condition, results of operations, and cash flow.

We intend to seek and pursue development, investment, and acquisition opportunities such as de novo development and acquisitions of senior living communities and operating companies and expansion of our healthcare services business. We may not be able to identify any such opportunities on attractive terms and that are compatible with our strategy. To the extent we identify any such opportunities and enter into definitive agreements in connection therewith, we cannot provide assurance that the transactions will be completed. Failure to complete transactions after we have entered into definitive agreements may result in significant expenses to us.

To the extent we identify and close on any future development, investment, or acquisition opportunities, the integration of such communities or operating companies into our existing business may result in unforeseen difficulties, divert managerial attention, or require significant financial or other resources. Further, any such closings may require us to incur additional indebtedness and contingent liabilities and may result in unforeseen expenses or compliance issues, which may adversely affect our revenue growth, results of operations, and cash flow. Moreover, any future development, investment, or acquisition transactions may not generate any additional income for us or provide any benefit to our business.

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

Delays in obtaining regulatory approvals could hinder our plans to continue to expand our healthcare services business, which could negatively impact our anticipated revenues, results of operations, and cash flow.

We intend to grow our healthcare services business, primarily by growing our hospice and home health business lines. Such initiatives may include further acquisitions of hospice agencies or certificates of need in our geographic footprint. In the current environment, it is difficult to obtain certain required regulatory approvals. Delays in obtaining required regulatory approvals could impede our ability to expand such services in accordance with our plans, which could negatively impact our anticipated revenues, results of operations, and cash flow.

Termination, early or otherwise, or non-renewal of, or renewal on less-favorable terms, of our management arrangements will cause a loss in revenues and may negatively impact our results of operations and cash flow.

As of February 1, 2020, we managed 77 communities on behalf of third parties and three communities for which we have an equity interest, which represented approximately 17% of our total senior housing capacity. Under our management arrangements, we receive management fees, which are generally determined by an agreed upon percentage of gross revenues (as defined in the management arrangement), as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners. A majority of our management arrangements as of December 31, 2019 are interim management arrangements entered into in connection with prior lease terminations that may be terminated by either party on short notice and without any reason, have a remaining term of approximately one year or less, or may be terminated by the owner within the next year. Generally either party to our management arrangements may terminate upon the occurrence of an event of default caused by the other party, generally subject to cure rights. Several long-term agreements also provide for early termination rights of the owner which may in some cases require an early termination fee. In some cases, subject to our cure rights, if any, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if we do not satisfy certain designated performance thresholds, or if the community is sold to an unrelated third party. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same owner or its affiliates. Certain of our management agreements provide that an event of default under the debt instruments applicable to managed communities that is caused by us may also be considered an event of default by us under the relevant management agreement, giving the non-Brookdale party to the management agreement the right to pursue the remedies provided for in the management agreement, potentially including termination of the management agreement. Further, in the event of default on a loan, the lender may have the ability to terminate us as manager. During 2020, we anticipate terminations of certain of our management arrangements with third parties as we transition to new operators our management on certain former unconsolidated ventures in which we sold our interest and our interim management on formerly leased communities. Termination, early or otherwise, or non-renewal of, or renewal on less-favorable terms, of our management arrangements will cause a loss in revenues and could negatively impact our results of operations and cash flows.

The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes, acts of nature, or the effects of climate change in those areas, which could negatively impact our financial condition, revenues, results of operations, and cash flow.

We have a high concentration of communities in various geographic areas, including the states of California, Florida, and Texas. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to assisted living and memory care communities, acts of nature, and other factors that may result in a decrease in demand for senior living services in these states could have an adverse effect on our financial condition, revenues, results of operations, and cash flow. In addition, given the location of our communities, we are particularly susceptible to revenue loss, cost increase, or damage caused by severe weather conditions or natural disasters such as hurricanes, wildfires, earthquakes, or tornados. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance. Climate change may also have effects on our business by increasing the cost of property insurance or making coverage unavailable on acceptable terms. To the extent that significant changes in the climate occur in areas where our communities are located, we may experience increased frequency of severe weather conditions or natural disasters or changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of our communities, or occur for lengthy periods of time, our financial condition, revenues, results of operations, or cash flow may be adversely affected. In addition, federal and state legislation and regulation on climate change could result in additional required capital expenditures to improve energy efficiency of our communities without a corresponding increase in our revenues.

Termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our occupancy, revenues, results of operations, and cash flow.

State regulations governing assisted living and memory care communities require written resident agreements with each resident. Several of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, many of our assisted living and memory care resident agreements allow residents to terminate their agreements upon 30 days' or less notice. Unlike typical apartment leasing or independent living arrangements that involve lease agreements with specified leasing periods of up to a year or longer, in many instances we cannot contract with our assisted living and memory care residents to stay in those living spaces for longer periods of time. Our independent living resident agreements generally provide for termination of the lease upon death or allow a resident to terminate his or her lease upon the need for a higher level of care not provided at the community. If multiple residents terminate their resident agreements at or around the same time, our occupancy, revenues, results of operations, and cash flow could be adversely affected. In addition, because of the demographics of our typical residents, including age and health, resident turnover rates in our communities are difficult to predict. As a result, the living spaces we lease may be unoccupied for a period of time, which could adversely affect our occupancy, revenues, results of operations, and cash flow.

The inability of seniors to sell real estate may delay their moving into our communities, which could negatively impact our occupancy rates, revenues, results of operations, and cash flow.

Downturns in the housing markets could adversely affect the ability (or perceived ability) of seniors to afford our resident fees as our customers frequently use the proceeds from the sale of their homes to cover the cost of our fees. Specifically, if seniors have a difficult time selling their homes or their homes' values decrease, these difficulties could impact their ability to relocate into our communities or finance their stays at our communities with private resources. A downturn in the housing market could be initiated or exacerbated by a rising interest rate environment. If national or local housing markets experience protracted volatility, our occupancy rates, revenues, results of operations, and cash flow could be negatively impacted.

The transition of management or unexpected departure of our key officers could harm our business.

We are dependent on the efforts of our senior management. During the past several years we have undergone changes in our senior management and may in the future experience further changes. The transition of management, the unforeseen loss or limited availability of the services of any of our executive leaders, or our inability to recruit and retain qualified personnel in the future, could, at least temporarily, have an adverse effect on our business, results of operations, and financial condition and be negatively perceived in the capital markets.

Our execution of our strategy may not be successful, and initiatives undertaken to execute on our strategic priorities may adversely affect our business, financial condition, results of operations, cash flow, and the price of our common stock.

The success of our strategy depends on our ability to successfully identify and implement initiatives to execute on our strategic priorities, as well as factors outside of our control. Such initiatives may not be successful in achieving our expectations or may require more time and resources than expected to implement. There can be no assurance that our strategy or initiatives undertaken to execute on our strategic priorities will be successful and, as a result, such initiatives may adversely affect our business, financial condition, results of operations, cash flow, and the price of our common stock.

Actions of activist stockholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business, results of operations, cash flow, and the market price of our common stock.

We value constructive input from our stockholders and engage in dialogue with our stockholders regarding our governance practices, strategy, and performance. However, activist stockholders may disagree with the composition of our Board of Directors or management, our strategy, or capital allocation decisions and may seek to effect change through various strategies that range from private engagement to public campaigns, proxy contests, efforts to force proposals, or transactions not supported by our Board of Directors and litigation. Responding to these actions may be costly and time-consuming, disrupt our operations, divert the attention of our Board of Directors, management, and our associates and interfere with our ability to pursue our strategy and to attract and retain qualified Board and executive leadership. The perceived uncertainty as to our future direction that may result from actions of activist stockholders may also negatively impact our ability to attract and retain residents at our communities. We cannot provide assurance that constructive engagement with our stockholders will be successful. Any such stockholder activism may have an adverse effect on our business, results of operations, and cash flow and the market price of our common stock.

Environmental contamination at any of our communities could result in substantial liabilities to us, which may exceed the value of the underlying assets and which could materially and adversely affect our financial condition, results of operations, and cash flow.

Under various federal, state, and local environmental laws, a current or previous owner or operator of real property, such as us, may be held liable in certain circumstances for the costs of investigation, removal or remediation of, or related to the release of, certain hazardous or toxic substances, that could be located on, in, at, or under a property, regardless of how such materials came to be located there. The cost of any required investigation, remediation, removal, mitigation, compliance, fines, or personal or property damages and our liability therefore could exceed the property's value and/or our assets' value. In addition, the presence of such substances, or the failure to properly dispose of or remediate the damage caused by such substances, may adversely affect our ability to sell such property, to attract additional residents and retain existing residents, to borrow using such property as collateral, or to develop or redevelop such property. In addition, such laws impose liability, which may be joint and several, for investigation, remediation, removal, and mitigation costs on persons who disposed of or arranged for the disposal of hazardous substances at third party sites. Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence, release, or disposal of such substances as well as without regard to whether such release or disposal was in compliance with law at the time it occurred. Although we do not believe that we have incurred such liabilities as would have a material adverse effect on our business, financial condition, and results of operations, we could be subject to substantial future liability for environmental contamination that we have no knowledge about as of the date of this report and/or for which we may not be at fault.

Failure to comply with existing environmental laws could result in increased expenditures, litigation, and potential loss to our business and in our asset value, which would have an adverse effect on our financial condition, results of operations, and cash flow.

Our operations are subject to regulation under various federal, state, and local environmental laws, including those relating to: the handling, storage, transportation, treatment, and disposal of medical waste products generated at our communities; identification and warning of the presence of asbestos-containing materials in buildings, as well as removal of such materials; the presence of other substances in the indoor environment; and protection of the environment and natural resources in connection with development or construction of our properties.

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

Federal regulations require building owners and those exercising control over a building's management to identify and warn their employees and certain other employers operating in the building of potential hazards posed by workplace exposure to installed asbestos-containing materials and potential asbestos-containing materials in their buildings. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building's management may be subject to an increased risk of personal injury lawsuits. Federal, state, and local laws and regulations also govern the removal, encapsulation, disturbance, handling, and/or disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation, or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potential asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potential asbestos-containing materials.

The presence of mold, lead-based paint, contaminants in drinking water, radon, and/or other substances at any of the communities we own or may acquire may lead to the incurrence of costs for remediation, mitigation, or the implementation of an operations and maintenance plan and may result in third party litigation for personal injury or property damage. Furthermore, in some circumstances, areas affected by mold may be unusable for periods of time for repairs, and even after successful remediation, the known prior presence of extensive mold could adversely affect the ability of a community to retain or attract residents and could adversely affect a community's market value.

Although we believe that we are currently in material compliance with applicable environmental laws, if we fail to comply with such laws in the future, we would face increased expenditures both in terms of fines and remediation of the underlying problem(s), potential litigation relating to exposure to such materials, and potential decrease in value to our business and in the value of our underlying assets. Therefore, our failure to comply with existing environmental laws would have an adverse effect on our financial condition, results of operations, and cash flow.

We are unable to predict the future course of federal, state, and local environmental regulation and legislation. Changes in the environmental regulatory framework (including legislative or regulatory efforts designed to address climate change, such as the proposed "cap and trade" legislation) could have a material adverse effect on our business. In addition, because environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our communities.

Significant legal actions and liability claims against us could subject us to increased operating costs and substantial uninsured liabilities, which may adversely affect our financial condition and results of operations.

We have been and are currently involved in litigation and claims, including putative class action claims from time to time, incidental to the conduct of our business which are generally comparable to other companies in the senior living and healthcare industries. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. As a result, we maintain general liability and professional liability insurance policies in amounts and with coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience, and industry standards. Our current policies are written on a claims-made basis and provide for deductibles for each claim. Accordingly, we are, in effect, self-insured for claims that are less than the deductible amounts and for claims or portions of claims that are not covered by such policies. If we experience a greater number of losses than we anticipate, or if certain claims are not ultimately covered by insurance, our results of operations and financial condition could be adversely affected.

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

If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected. In some states, state law may prohibit or limit insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Also, our insurance policies' deductibles, or self-insured retention, are accrued based on an actuarial projection of future liabilities. If these projections are inaccurate and if there is an unexpectedly large number of successful claims that result in liabilities in excess of our accrued reserves, our operating results could be negatively affected. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our ability to attract residents or expand our business and could require our management to devote time to matters unrelated to the day-to-day operation of our business. We also have to renew our policies every year and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases. There can be no assurance that we will be able to obtain liability insurance in the future or, if available, that such coverage will be available on acceptable terms.

We face periodic and routine reviews, audits, and investigations by government agencies, and any adverse findings could negatively impact our business, financial condition, results of operations, and cash flow.

The senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in reviews, audits, investigations, enforcement actions, or litigation related to regulatory compliance matters. In addition, we are subject to various government reviews, audits, and investigations to verify our compliance with Medicare and Medicaid programs and other applicable laws and regulations. CMS has engaged a number of third party firms, including Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), and Unified Program Integrity Contractors (UPIC), to conduct extensive reviews of claims data to evaluate the appropriateness of billings submitted for payment. Audit contractors may identify overpayments based on coverage requirements, billing and coding rules, or other risk areas. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities. An adverse determination of government reviews, audits, and investigations may result in citations, sanctions, and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, and termination of participation in Medicare and Medicaid programs, and/or damage to the Company's business reputation. Our costs to respond to and defend any such audits, reviews, and investigations may be significant and are likely to increase in the current enforcement environment, and any resulting sanctions or criminal, civil, or regulatory penalties could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

The cost and difficulty of complying with increasing and evolving regulation and enforcement could have an adverse effect on our business, results of operations, and cash flow.

The regulatory environment surrounding the senior living industry continues to evolve and intensify in the amount and type of laws and regulations affecting it, many of which vary from state to state. In addition, many senior living communities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. In several of the states there are different levels of care that can be provided based on the level of licensure. In addition, several of the states in which we operate, or intend to operate, assisted living and memory care communities, home health and hospice agencies, and/or skilled nursing facilities require a certificate of need before the community or agency can be opened or the services at an existing community can be expanded. These requirements, and the increased enforcement thereof, could affect our ability to expand into new markets, to expand our services and communities in existing markets, and if any of our presently licensed communities were to operate outside of its licensing authority, may subject us to penalties including closure of the community. See "Item 1. Business-Industry Regulation" for more information regarding regulation and enforcement in our industry.

Federal, state, and local officials are increasingly focusing their efforts on enforcement of these laws and regulations. This is particularly true for large for-profit, multi-community providers like us. Future regulatory developments as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials could cause our operations to suffer. We are unable to predict the future course of federal, state, and local legislation or regulation. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the enforcement of existing rules, our business, results of operations, and cash flow could be adversely affected.

The intensified regulatory and enforcement environment impacts providers like us because of the increase in the number of inspections or surveys by governmental authorities and consequent citations for failure to comply with regulatory requirements. We also expend considerable resources to respond to federal and state investigations or other enforcement action. From time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. Although most inspection deficiencies are resolved through a plan of corrective action, the reviewing agency may have the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal reimbursement programs, or imposition of other sanctions, including criminal penalties. Furthermore, certain states may allow citations in one community to impact other communities in the state. Revocation of a license at a given community could therefore impact our ability to obtain new licenses or to renew existing licenses at other communities, which may also cause us to default under our debt and lease documents and/or trigger cross-defaults. The failure to comply with applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole.

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

Additionally, since we provide services and operate communities that participate in federal and/or state healthcare reimbursement programs, we are subject to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent or are for items or services that were not provided as claimed. Similar state laws vary from state to state. Violation of any of these laws can result in loss of licensure, citations, sanctions, and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, or termination of participation in Medicare and Medicaid programs, which may also cause us to default under our debt and lease documents and/or trigger cross-defaults.

We are also subject to certain federal and state laws that regulate financial arrangements by healthcare providers, such as the Federal Anti-Kickback Law, the Stark laws, and certain state referral laws. Authorities have interpreted the Federal Anti-Kickback Law very broadly to apply to many practices and relationships between healthcare providers and sources of patient referral. If we were to violate the Federal Anti-Kickback Law, we may face criminal penalties and civil sanctions, including fines and possible exclusion from government reimbursement programs, which may also cause us to default under our debt and lease documents and/or trigger cross-defaults. Adverse consequences may also result if we violate federal Stark laws related to certain Medicare and Medicaid physician referrals. While we endeavor to comply with all laws that regulate the licensure and operation of our business, it is difficult to predict how our revenues could be affected if we were subject to an action alleging such violations.

Compliance with the Americans with Disabilities Act, Fair Housing Act, and fire, safety, and other regulations may require us to make unanticipated expenditures, which could increase our costs and therefore adversely affect our results of operations and financial condition.

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

In addition, we are required to operate our communities in compliance with applicable fire and safety regulations, building codes and other land use regulations, and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. Like other healthcare facilities, senior living communities are subject to periodic survey or inspection by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular (often annual or bi-annual) schedule, and special surveys may result from a specific complaint filed by a resident, a family member, or one of our competitors. We may be required to make substantial capital expenditures to comply with those requirements.

Legislation was adopted in the State of Florida in March 2018 that requires skilled nursing homes and assisted living communities in Florida to obtain generators and fuel necessary to sustain operations and maintain comfortable temperatures in the event of a power outage. Our cost to comply with this legislation was approximately $19.1 million without a corresponding increase in our revenues. If other states or jurisdictions were to adopt similar legislation or regulation, the cost to comply with such requirements may be substantial and may not result in any additional revenues.

The increased costs and capital expenditures that we may incur in order to comply with any of the above would result in a negative effect on our results of operations and financial condition.

Risks Related to Our Organization and Structure

Anti-takeover provisions in our organizational documents may delay, deter, or prevent a tender offer, merger, or acquisition that investors may consider favorable or prevent the removal of our current board of directors.

Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws may delay, deter, or prevent a tender offer, merger, or acquisition that investors may consider favorable or prevent the removal of our current board of directors. Among these anti-takeover provisions is the classified structure of our Board of Directors pursuant to which our Board is divided into three classes of directors and each of our directors elected at or prior to the 2018 annual meeting of stockholders was elected to serve a three-year term. Although we are in the process of phasing out our classified board structure, our full Board will not begin standing for annual elections until the 2021 annual meeting of stockholders. Until the 2021 annual meeting of stockholders, directors may be removed from office only for cause. Additional anti-takeover provisions in our organizational documents that will hinder takeover attempts include:

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

We are a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries. As a result, we are dependent on loans, distributions, and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us.

Risks Related to Our Common Stock

The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, stockholders may be unable to resell their shares at or above their purchase price. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price, result in fluctuations in the price, or trading volume of our common stock include:

•	variations in our quarterly results of operations and cash flow;

•	changes in our operating performance and liquidity guidance;

•	the contents of published research reports about us or the senior living, healthcare, or real estate industries or the failure of securities analysts to cover our common stock;

•	additions or departures of key management personnel;

•	any increased indebtedness we may incur or lease obligations we may enter into in the future;

•	actions by institutional stockholders;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	speculation or reports by the press or investment community with respect to us or the senior living, healthcare, or real estate industries in general;

•	proxy contests or other shareholder activism;

•	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;

•	downturns in the real estate market or changes in market valuations of senior living communities;

•	changes or proposed changes in laws or regulations affecting the senior living and healthcare industries or enforcement of these laws and regulations, or announcements relating to these matters; and

•	general market and economic conditions.

Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by offering additional debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible securities, series of preferred shares, or shares of our common stock. Upon liquidation, holders of our debt securities and preferred stock, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock, or both. Shares of our preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their shareholdings in us.

We may issue all of the shares of our common stock that are authorized but unissued (and not otherwise reserved for issuance under our stock incentive or purchase plans) without any action or approval by our stockholders. We may issue shares of common stock in connection with development, investment, and acquisition opportunities, including de novo development, acquisitions of senior living communities and operating companies, and expansion of our healthcare services business. Any shares issued in connection with our acquisitions or otherwise would dilute the holdings of our current stockholders.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

At December 31, 2019, approximately 184.9 million shares of our common stock were outstanding (excluding unvested restricted shares). All of the shares of our common stock are freely transferable, except for any shares held by our "affiliates," as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or any shares otherwise subject to the limitations of Rule 144.

In addition, as of December 31, 2019, unvested equity awards with respect to approximately 7.3 million shares of our common stock were outstanding under our 2014 Omnibus Incentive Plan, and we had availability to issue approximately 11.5 million additional shares under our 2014 Omnibus Incentive Plan, our Associate Stock Purchase Plan, and our Director Stock Purchase Plan. The shares of our common stock issued or issuable pursuant to these plans are or will be registered under the Securities Act, and once any restrictions imposed on the shares and options granted under these plans expire, such shares of common stock will be available for sale into the public markets.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Communities

As of December 31, 2019, we operated and managed 763 communities across 45 states, with the capacity to serve approximately 72,000 residents. As of December 31, 2019, we owned 330 communities, leased 333 communities, managed 17 communities for which we have an equity interest, and managed 83 communities on behalf of third parties. Substantially all of our owned communities are subject to mortgage debt. The following table sets forth certain information regarding our owned, leased, and managed communities as of December 31, 2019. Occupancy data includes the impact of managed communities.

			Number of Communities
State	Units	Occupancy	Owned	Leased	Managed	Total
Florida	11,814	83%	43	32	12	87
Texas	9,599	83%	56	19	19	94
California	7,455	83%	25	24	13	62
Colorado	3,822	81%	11	13	9	33
North Carolina	3,401	87%	7	50	—	57
Illinois	3,027	88%	2	10	3	15
Ohio	2,876	83%	20	15	—	35
Washington	2,810	88%	14	19	—	33
Arizona	2,153	87%	13	13	1	27
Michigan	2,116	82%	9	23	1	33
Oregon	1,805	92%	8	15	—	23
New York	1,599	87%	10	9	3	22
Tennessee	1,493	90%	12	10	1	23
Virginia	1,206	81%	7	3	2	12
Pennsylvania	1,205	83%	7	3	1	11
New Jersey	1,148	89%	7	5	1	13
Kansas	1,114	90%	8	10	—	18
Missouri	1,096	88%	2	—	3	5
Alabama	1,085	87%	6	—	1	7
Oklahoma	979	91%	3	15	5	23
Massachusetts	899	83%	3	3	—	6
Georgia	882	85%	5	3	4	12
South Carolina	854	78%	3	7	3	13
Indiana	829	74%	4	4	1	9
Wisconsin	712	90%	5	7	2	14
Connecticut	636	77%	2	3	1	6
Maryland	560	89%	2	1	3	6
Idaho	548	88%	6	1	—	7
Minnesota	538	75%	—	12	—	12
Rhode Island	532	86%	1	2	1	4
Arkansas	494	83%	4	—	1	5
Louisiana	486	85%	6	—	—	6
New Mexico	457	69%	2	1	1	4
Mississippi	386	83%	5	—	—	5
Nebraska	379	85%	—	—	4	4
Kentucky	283	76%	2	1	—	3
Nevada	256	89%	4	—	—	4
Montana	137	91%	1	—	1	2
Iowa	106	67%	—	—	1	1

			Number of Communities
State	Units	Occupancy	Owned	Leased	Managed	Total
Delaware	105	89%	2	—	—	2
Vermont	101	87%	1	—	—	1
West Virginia	93	89%	1	—	—	1
New Hampshire	90	98%	1	—	—	1
Utah	55	99%	—	—	1	1
Wyoming	46	76%	—	—	1	1
Total	72,267	84%	330	333	100	763

Corporate Offices

Our main corporate offices are leased, including our 107,713 square foot headquarters facility in Brentwood, Tennessee and our 156,016 square foot shared service facility in Milwaukee, Wisconsin.

Item 3.	Legal Proceedings

The information contained in Note 18 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "BKD". As of February 14, 2020, there were approximately 357 holders of record of our common stock.

Dividend Policy

On December 30, 2008, our Board of Directors voted to suspend our quarterly cash dividend indefinitely. We may determine to pay a regular quarterly dividend to the holders of our common stock in the future, but in the near term, we anticipate deploying capital to, among other uses, fund: opportunistic share repurchases, planned capital expenditures, any acquisition, investment, development, or potential lease restructuring opportunities that we identify, investments to support our strategy, or reductions to our debt and lease leverage.

Our ability to pay and maintain cash dividends in the future will be based on many factors, including then-existing contractual restrictions or limitations, our ability to execute our strategy, our ability to negotiate favorable lease and other contractual terms, anticipated operating expense levels, our capital expenditure plans, the level of demand for our units, occupancy rates, the rates we charge, and our liquidity position. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. We can give no assurance as to our ability to pay or maintain dividends in the future. As we have done in the past, we may also pay dividends in the future that exceed our net income for the relevant period as calculated in accordance with GAAP.

Share Price Performance Graph

The following graph compares the five-year cumulative total return for Brookdale common stock with the comparable cumulative return of the S&P 500, Russell 3000, and S&P Health Care Indices. We are not a constituent company of the S&P 500 Index and have determined to replace the S&P 500 Index with the Russell 3000 Index because we, and companies with market capitalizations comparable to ours, are included in the Russell 3000 Index. The return of the S&P 500 Index is included in the graph to aid in comparison for the transition year.

The graph assumes that a person invested $100 in Brookdale stock and each of the indices on December 31, 2014 and that dividends are reinvested. The comparisons in this graph are not intended to forecast or be indicative of possible future performance of Brookdale shares or such indices.

	12/14	12/15	12/16	12/17	12/18	12/19
Brookdale Senior Living Inc.	$100.00	$50.34	$33.87	$26.45	$18.27	$19.83
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Russell 3000	100.00	100.48	113.27	137.21	130.02	170.35
S&P Health Care	100.00	106.89	104.01	126.98	135.19	163.34

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our common stock made during the quarter ended December 31, 2019 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
10/1/2019 - 10/31/2019	—	$—	—	$67,703
11/1/2019 - 11/30/2019	685,888	6.99	675,812	62,977
12/1/2019 - 12/31/2019	118,468	6.99	118,468	62,149
Total	804,356	$6.99	794,280

(1)
Includes 794,280 shares purchased in open market transactions pursuant to the publicly announced repurchase program summarized in footnote (2) below and 10,076 shares withheld to satisfy tax liabilities due upon the vesting of restricted stock during November 2019. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)
On November 1, 2016, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of its common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope, and timing of any purchases will be based on business, market, and other conditions and factors, including price, regulatory, and contractual requirements, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified, or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of December 31, 2019, approximately $62.1 million remained available under the repurchase program.

Item 6.	Selected Financial Data

This selected financial data should be read in conjunction with the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes contained in "Item 8. Financial Statements and Supplementary Data." Our statement of operations data and balance sheet data as of and for each of the years in the five-year period ended December 31, 2019 have been derived from our audited financial statements. The results of operations for any particular period are not necessarily indicative of results for any future period.

We completed dispositions, through sales and lease terminations, of 24 communities (2,427 units), 111 communities (10,848 units), 108 communities (10,325 units), and 57 communities (4,039 units) during the years ended December 31, 2019, 2018, 2017, and 2016, respectively. See Note 4 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information regarding our disposition and other transaction activity.

(in thousands, except per share and other operating data)	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Total revenue	$4,057,088	$4,531,426	$4,747,116	$4,976,980	$4,960,608
Facility operating expense	2,390,495	2,453,328	2,602,155	2,799,402	2,788,862
General and administrative expense	219,289	259,475	278,019	317,399	378,831
Facility operating lease expense	269,666	303,294	339,721	373,635	367,574
Depreciation and amortization	379,433	447,455	482,077	520,402	733,165
Goodwill and asset impairment (1)	49,266	489,893	409,782	248,515	57,941
Loss (gain) on facility lease termination and modification, net	3,388	162,001	14,276	11,113	76,143
Costs incurred on behalf of managed communities	790,049	1,010,229	891,131	737,597	723,298
Total operating expense	4,101,586	5,125,675	5,017,161	5,008,063	5,125,814
Income (loss) from operations	(44,498)	(594,249)	(270,045)	(31,083)	(165,206)
Interest income	9,859	9,846	4,623	2,933	1,603
Interest expense	(248,341)	(280,269)	(326,154)	(385,617)	(388,764)
Debt modification and extinguishment costs	(5,247)	(11,677)	(12,409)	(9,170)	(7,020)
Equity in earnings (loss) of unconsolidated ventures	(4,544)	(8,804)	(14,827)	1,660	(804)
Gain (loss) on sale of assets, net	7,245	293,246	19,273	7,218	1,270
Other non-operating income (loss)	14,765	14,099	11,418	14,801	8,557
Income (loss) before income taxes	(270,761)	(577,808)	(588,121)	(399,258)	(550,364)
Benefit (provision) for income taxes	2,269	49,456	16,515	(5,378)	92,209
Net income (loss)	(268,492)	(528,352)	(571,606)	(404,636)	(458,155)
Net (income) loss attributable to noncontrolling interest	561	94	187	239	678
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(267,931)	$(528,258)	$(571,419)	$(404,397)	$(457,477)
Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(1.44)	$(2.82)	$(3.07)	$(2.18)	$(2.48)
Weighted average shares of common stock used in computing basic and diluted net income (loss) per share	185,907	187,468	186,155	185,653	184,333
Other Operating Data:
Number of communities operated and managed (at end of period)	763	892	1,023	1,055	1,123
Total units operated and managed:
Period end	72,267	84,279	100,582	102,768	107,786
Average	77,270	94,562	101,779	106,122	109,342
RevPAR (2)	$4,106	$3,972	$3,890	$3,845	$3,742
Owned/leased communities occupancy rate (weighted average)	83.9%	84.3%	85.0%	86.0%	86.8%
RevPOR (3)	$4,893	$4,712	$4,578	$4,468	$4,310

(1)
During the year ended December 31, 2019, we recorded $49.3 million of non-cash impairment charges, of which $27.2 million related to property, plant and equipment and leasehold intangibles for certain communities and $10.2 million related to operating lease right-of-use assets, primarily within the Assisted Living and Memory Care segment. During the year ended December 31, 2018, we recorded $489.9 million of non-cash impairment charges, primarily for $351.7 million of goodwill within the Assisted Living and Memory Care segment, $78.0 million of property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living and Memory Care segment, $33.4 million related to investments in unconsolidated ventures, $15.6 million related to assets held for sale, and $9.1 million of intangible assets for health care licenses within the Health Care Services segment. During the year ended December 31, 2017, we recorded $409.8 million of non-cash impairment charges, primarily for goodwill within the Assisted Living and Memory Care segment and property, plant and equipment and leasehold intangibles for certain communities. During the year ended December 31, 2016, we recorded $248.5 million of non-cash impairment charges, primarily for property, plant and equipment and leasehold intangibles for certain communities. During the year ended December 31, 2015, we recorded $57.9 million of non-cash impairment charges, primarily related to assets held for sale and property, plant and equipment and leasehold intangibles for certain communities. See Note 5 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information regarding our impairment charges in 2019, 2018, and 2017.

(2)
RevPAR, or average monthly senior housing resident fee revenues per available unit, is defined by the Company as resident fee revenues for the corresponding portfolio for the period (excluding Health Care Services segment revenue and entrance fee amortization, and, for the 2019 period, the additional resident fee revenue recognized as a result of the application of the new lease accounting standard under Accounting Standards Codification ("ASC") 842, Leases ("ASC 842")), divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period.

(3)
RevPOR, or average monthly senior housing resident fee revenues per occupied unit, is defined by the Company as resident fee revenues for the corresponding portfolio for the period (excluding Health Care Services segment revenue and entrance fee amortization, and, for the 2019 period, the additional resident fee revenue recognized as a result of the application of the new lease accounting standard under ASC 842), divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period.

	As of December 31,
(in thousands)	2019	2018	2017	2016	2015
Cash and cash equivalents	$240,227	$398,267	$222,647	$216,397	$88,029
Marketable securities	68,567	14,855	291,796	—	—
Total assets (1)	7,194,433	6,467,260	7,675,449	9,217,687	10,048,564
Total long-term debt and line of credit	3,555,123	3,640,180	3,870,737	3,559,647	3,942,825
Total financing lease obligations	834,580	874,476	1,271,554	2,485,520	2,489,588
Total operating lease obligations (1)	1,470,765	—	—	—	—
Total equity	698,725	1,018,413	1,530,291	2,077,732	2,458,727

(1)
Our adoption of ASC 842 resulted in the recognition of operating lease liabilities of $1.6 billion and right-of-use assets of $1.3 billion on the consolidated balance sheet for our existing community, office, and equipment operating leases as of January 1, 2019. See Note 2 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information regarding the adoption of ASC 842.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the information contained in "Item 6. Selected Financial Data" and our historical consolidated financial statements and related notes contained in "Item 8. Financial Statements and Supplementary Data." In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties, and assumptions, which could cause actual results to differ materially from management's expectations. Please see additional risks and uncertainties described in "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" for more information. Factors that could cause such differences include those described in this section and "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

Executive Overview and Recent Developments

Our Business

As of February 1, 2020, we are the largest operator of senior living communities in the United States based on total capacity, with 743 communities in 45 states and the ability to serve approximately 65,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). We also offer a range of home health, hospice, and outpatient therapy services to more than 20,000 patients as of that date.

Our community and service offerings combine housing with hospitality and healthcare services. Our senior living communities offer residents a supportive home-like setting, assistance with ADLs such as eating, bathing, dressing, toileting, transferring/walking, and, in certain communities, licensed skilled nursing services. We also provide home health, hospice, and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to age-in-place, which we believe enables them to maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

Strategy

Our goal is to be the first choice in senior living by being the nation's most trusted and effective senior living provider and employer. We believe there are significant opportunities to deliver stockholder value as we execute on our strategy to achieve this goal. We continue to execute our core operational strategy that we initiated in early 2018, and we believe successful execution on that strategy provides the best opportunity for us to create stockholder value. We have supplemented our operational strategy with initiatives intended to complement and enhance our core operational efforts and to position us for future growth and success as we encounter changes and trends in demographics, technology, and healthcare delivery methods. Our refined strategy is focused on these priorities:

•
Continued Operational Improvement and Simplification. We are focused on our core senior living communities and intend to continue to drive improvements in our senior living portfolio by winning locally. Through our "win locally" initiative, we intend to provide choices for high quality care and personalized service by caring associates while leveraging our industry-leading scale and experience. Such efforts include improvements to our sales and marketing process, prioritizing communities with the most opportunities for improvement, and ensuring that our communities are ready for new competition. We also continue to focus on attracting, engaging, developing, and retaining the best associates by maintaining a compelling value proposition in the areas of compensation, leadership, career development, and meaningful work. We believe engaged associates lead to an enhanced resident experience, lower turnover, and, ultimately, improved operations. To sharpen our focus on our core senior living operations, we are (and have been) executing on initiatives to reduce the complexity of our business and to ensure appropriate risk-reward tradeoffs in our highly regulated product lines. Such initiatives include exiting our entry fee CCRC business and continuing to optimize our management services business.

•
Senior Living Portfolio. Since initiating our operational turnaround strategy in early 2018, we have continued our portfolio optimization initiative through which we have disposed of owned and leased communities and restructured leases. Such transactions have included restructuring our leases with our three largest landlords, sales of 36 owned communities, and dispositions of substantially all of our interests in unconsolidated ventures (including our equity interests in 14 entry fee CCRCs). As we emerge from our disposition phase, we intend to (i) increase our ownership percentage in our senior housing portfolio through acquiring leased or managed communities and exiting underperforming leases when possible, (ii) expand our footprint and services in core markets where we have, or can achieve, a clear leadership position, (iii) formalize and execute an ongoing capital recycling program, including opportunistically selling certain communities to invest in expansion of our existing communities and the acquisition or development of newer communities with lower capital expenditure needs, and (iv) pivot back to portfolio growth through targeted development, investment, and acquisition opportunities such as de novo development and selective acquisitions of senior living communities and operating companies. We will continue to invest in our development capital expenditures program through which we expand, renovate, reposition, and redevelop selected existing senior living communities where economically advantageous. For 2020, we expect to continue to pursue non-development capital expenditures at higher-than-typical amounts, but at significantly less than 2019 amounts. Beginning in 2021, we expect our annual community-level capital expenditures to be between $2,000 and $2,500 per weighted average unit.

•
Expansion of Healthcare and Service Platform. Our vision is to enable those we serve to live well by offering the most integrated and highest-quality healthcare and wellness platform in the senior living industry. We intend to pilot a more integrated healthcare service model in certain markets in 2020. We also intend to pursue initiatives designed to accelerate growth in our healthcare services business, primarily by growing our hospice and home health business lines, and to grow our private duty business. Such initiatives may include further acquisitions of hospice agencies or certificates of need in our geographic footprint, further expansion of our services to seniors living outside our communities, implementation of improvements to our sales and marketing efforts associated with our healthcare services business, and pursuit of additional or expanded relationships with managed care providers. We believe the successful execution of these initiatives will increase our revenues and improve the results of operations of our Health Care Services segment and that the overall implementation of our integrated healthcare strategy will benefit our core senior housing business by increasing move-ins, improving resident health and wellbeing, and increasing our average length of stay and occupancy.

•
Driving Innovation and Leveraging Technology. We are engaged in a variety of innovation initiatives and over time plan to pilot and test new ideas, technologies, and operating models in order to enhance our residents' experience, improve outcomes, and increase average length of stay and occupancy. With our technology platform, we also expect to identify solutions to reduce complexity, increase productivity, lower costs, and increase our ability to partner with third parties.

Transaction Activity and Impact of Dispositions on Results of Operations

Overview

Since launching our core operational strategy in February 2018, we have continued our portfolio optimization initiative through which we have disposed of owned and leased communities and restructured leases. We undertook this initiative to simplify and streamline our business, increase the quality and durability of our cash flow, improve our liquidity, reduce our debt and lease leverage, and to increase our ownership in our consolidated community portfolio. Such activities included our transactions with Ventas and Welltower announced during 2018 and our transactions with Healthpeak announced on October 1, 2019.

As a result of these initiatives and other lease restructuring, expiration, and termination activity, and other transactions, since January 1, 2018 through February 1, 2020 we have:

•	restructured our triple-net lease portfolios with our three largest lessors;

•	terminated our triple-net lease obligations on an aggregate of 99 communities;

•	acquired 32 formerly-leased or managed communities;

•	disposed of an aggregate of 36 owned communities generating $288.3 million of proceeds, net of related debt and transaction costs;

•	sold substantially all of our interests in unconsolidated ventures, including our entry fee CCRC venture; and

•	reduced our management of communities on behalf of former unconsolidated ventures and third parties.

As of February 1, 2020, we owned 356 communities, representing a majority of our consolidated community portfolio, and leased 307 communities. We also managed 77 communities on behalf of third parties and three communities for which we have an equity interest. The charts below show the foregoing changes in our portfolio from January 1, 2018 to February 1, 2020.

During the remainder of the year ending December 31, 2020, we expect to close on the dispositions of three owned communities (495 units) classified as held for sale as of December 31, 2019 and the termination of our lease obligation on three communities (205 units) for which we have provided notice of non-renewal. We also anticipate terminations of certain of our management arrangements with third parties as we transition to new operators our management on certain former unconsolidated ventures in which we sold our interest and our interim management on formerly leased communities. The closings of the various pending and expected transactions are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Summaries of the foregoing transactions, and their impact on our results of operations, are below. See also Note 4 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about the transactions.

Completed and Planned Dispositions of Owned Communities

During the year ended December 31, 2019, we completed the sale of 14 owned communities (1,629 units) for cash proceeds of $85.4 million, net of transaction costs. We utilized a portion of the cash proceeds from the asset sales to repay approximately $5.1 million of associated mortgage debt and debt prepayment penalties.

During the year ended December 31, 2018, we completed the sale of 22 owned communities (1,819 units) for cash proceeds of $380.7 million, net of transaction costs. We utilized a portion of the cash proceeds from the asset sales to repay approximately $174.0 million of associated mortgage debt and debt prepayment penalties.

During the year ended December 31, 2017, we completed the sale of three owned communities (311 units) for cash proceeds of $8.2 million, net of transaction costs.

As of December 31, 2019, three communities were classified as held for sale, resulting in $42.7 million being recorded as assets held for sale and $28.9 million of associated mortgage debt being included in the current portion of long-term debt within the consolidated balance sheet.

2019 Healthpeak CCRC Venture and Master Lease Transactions

On October 1, 2019, we entered into definitive agreements, including a Master Transactions and Cooperation Agreement (the "MTCA") and an Equity Interest Purchase Agreement (the "Purchase Agreement"), providing for a multi-part transaction with Healthpeak. The parties subsequently amended the agreements to include one additional entry fee CCRC community as part of the sale of our interest in our unconsolidated entry fee CCRC venture with Healthpeak (the "CCRC Venture") (rather than removing the CCRC from the CCRC Venture for joint marketing and sale). The components of the multi-part transaction include:

•
CCRC Venture Transaction. Pursuant to the Purchase Agreement, on January 31, 2020, Healthpeak acquired our 51% ownership interest in the CCRC Venture, which held 14 entry fee CCRCs (6,383 units) for a total purchase price of $295.2 million (representing an aggregate valuation of $1.06 billion less portfolio debt, subject to a net working capital adjustment), which remains subject to a post-closing net working capital adjustment. At the closing, the parties terminated our existing management agreements with the 14 entry fee CCRCs, Healthpeak paid us a $100.0 million management agreement termination fee, and we transitioned operations of the entry fee CCRCs to a new operator. Prior to the January 31, 2020 closing, the parties moved two entry fee CCRCs (889 units) into a new unconsolidated venture on substantially the same terms as the CCRC Venture to accommodate the sale of such two communities at a future date.

•
Master Lease Transactions. Pursuant to the MTCA, on January 31, 2020, the parties amended and restated our existing master lease pursuant to which we continue to lease 25 communities (2,711 units) from Healthpeak, and we acquired 18 communities (2,014 units) from Healthpeak, at which time the 18 communities were removed from the master lease. At the closing, we paid $405.5 million to acquire such communities and to reduce our annual rent under the amended and restated master lease. We funded the community acquisitions with $192.6 million of non-recourse mortgage financing and the proceeds from the multi-part transaction. The Company expects to obtain approximately $30.0 million of additional non-recourse mortgage financing on the communities. In addition, Healthpeak has agreed to transition one leased community (159 units) to a successor operator. With respect to the continuing 24 communities (2,552 units), the amended and restated master lease: (i) has an initial term to expire on December 31, 2027, subject to two extension options at our election for ten years each, which must be exercised with respect to the entire pool of leased communities; (ii) the initial annual base rent for the 24 communities is approximately $41.7 million and is subject to an escalator of 2.4% per annum on April 1st of each year; and (iii) Healthpeak has agreed to make available up to $35 million for capital expenditures for a five-year period related to the 24 communities at an initial lease rate of 7.0%.

We anticipate that the sale of our interest in the CCRC Venture will utilize a portion of our carryforward tax losses to shield the expected taxable investment gain on such transaction.

The net proceeds will improve the Company's capital structure flexibility and may be used, among other uses, for opportunistic share repurchases, to pursue potential lease restructuring opportunities that we identify, and to fund investments to support our strategy.

We expect the sales of the two remaining entry fee CCRCs to occur over the next 15 months; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur. Subsequent to these transactions, we will have exited substantially all of our entry fee CCRC operations.

2018 Welltower Lease and RIDEA Venture Restructuring

Pursuant to transactions we entered into with Welltower on June 27, 2018, our triple-net lease obligations on 37 communities (4,095 units) were terminated effective June 30, 2018. We paid Welltower an aggregate lease termination fee of $58.0 million. In addition, effective June 30, 2018, we sold our 20% equity interest in our Welltower RIDEA venture to Welltower for net proceeds of $33.5 million. We also elected not to renew two master leases with Welltower which matured on September 30, 2018 (11 communities; 1,128 units). In addition, the parties separately agreed to allow us to terminate leases with respect to, and to remove from the remaining Welltower leased portfolio, a number of communities with annual aggregate base rent up to $5.0 million upon Welltower's sale of such communities, and we would receive a corresponding 6.25% rent credit on Welltower's disposition proceeds. As of December 31, 2019, no leases have been terminated in accordance with the agreement.

As of February 1, 2020, we continue to operate 74 communities (3,683 units) under triple-net leases with Welltower, and our remaining lease agreements with Welltower contain an objective change of control standard that allows us to engage in certain change of control and other transactions without the need to obtain Welltower's consent, subject to the satisfaction of certain conditions.

2018 Ventas Lease Portfolio Restructuring

On April 26, 2018, we entered into several agreements to restructure a portfolio of 128 communities (10,567 units) we leased from Ventas as of such date, including a Master Lease and Security Agreement (the "Ventas Master Lease"). The Ventas Master Lease amended and restated prior leases comprising an aggregate portfolio of 107 communities (8,459 units) into the Ventas Master Lease. Under the Ventas Master Lease and other agreements entered into on April 26, 2018, the 21 additional communities (2,107 units) leased by us from Ventas pursuant to separate lease agreements have been or will be combined automatically into the Ventas Master Lease upon the first to occur of Ventas' election or the repayment of, or receipt of lender consent with respect to, mortgage debt underlying such communities (18 of which have been and three of which will be combined into the Ventas Master Lease). We and Ventas agreed to observe, perform, and enforce such separate leases as if they had been combined into the Ventas Master Lease effective April 26, 2018, to the extent not in conflict with any mortgage debt underlying such communities. The transaction agreements with Ventas further provide that the Ventas Master Lease and certain other agreements between us and Ventas are subject to cross-default provisions.

The initial term of the Ventas Master Lease ends December 31, 2025, with two 10-year extension options available to us. In the event we consummate a change of control transaction on or before December 31, 2025, the initial term of the Ventas Master Lease will be extended automatically through December 31, 2029. The Ventas Master Lease and separate lease agreements with Ventas, which are guaranteed at the parent level by us, provided for total rent in 2018 of $175.0 million for the 128 communities, including the pro-rata portion of an $8.0 million annual rent credit for 2018. We received an annual rent credit of $8.0 million in 2019. We will receive an annual rent credit of $7.0 million in 2020 and $5.0 million thereafter; provided, that if we consummate a change of control transaction prior to 2021, the annual rent credit will be reduced to $5.0 million. Effective on January 1, 2019 and in succeeding years, the annual minimum rent is subject to an escalator equal to the lesser of 2.25% or four times the Consumer Price Index ("CPI") increase for the prior year (or zero if there was a CPI decrease).

The Ventas Master Lease requires us to spend (or escrow with Ventas) a minimum of $2,000 per unit per 24-month period commencing with the 24-month period ended December 31, 2019 and thereafter each 24-month period ending December 31 during the lease term, subject to annual increases commensurate with the escalator beginning with the second lease year of the first extension term (if any). If we consummate a change of control transaction, we will be required within 36 months following the closing of such transaction to invest (or escrow with Ventas) an aggregate of $30.0 million in the communities for revenue-enhancing capital projects.

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

Pursuant to the Ventas Master Lease, we have exercised our right to direct Ventas to market for sale certain communities. Ventas is obligated to use commercially reasonable, diligent efforts to sell such communities on or before December 31, 2020 (subject to extension for regulatory purposes); provided, that Ventas' obligation to sell any such community will be subject to Ventas' receiving a purchase price in excess of a mutually agreed upon minimum sale price and to certain other customary closing conditions. Upon any such sale, such communities will be removed from the Ventas Master Lease, and the annual minimum rent under the Ventas Master Lease will be reduced by the amount of the net sale proceeds received by Ventas multiplied by 6.25%. During 2019, seven communities (358 units) were sold by Ventas and removed from the Ventas Master Lease, and the annual minimum rent under the Ventas Master Lease was prospectively reduced by $1.7 million.

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

2017 Healthpeak Multi-Part Transaction

We entered into definitive agreements for a multi-part transaction with Healthpeak effective November 1, 2017, including an Amended and Restated Master Lease and Security Agreement (the "Former Healthpeak Master Lease”). Pursuant to such agreements, we and Healthpeak amended and restated triple-net leases covering substantially all of the communities we leased from Healthpeak as of November 1, 2017 into the Former Healthpeak Master Lease.

During the year ended December 31, 2018, we acquired two communities (208 units) that were formerly leased from Healthpeak for an aggregate purchase price of $35.4 million, and leases with respect to 33 communities (3,123 units) were terminated, and such communities were removed from the Former Healthpeak Master Lease. The continuing 43 leased communities under the Former Healthpeak Master Lease had the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1, 2018, we received a $2.5 million annual rent reduction for two communities. The Former Healthpeak Master Lease also provided that we may engage in certain change in control and other transactions without the need to obtain Healthpeak's consent, subject to the satisfaction of certain conditions.

In addition, pursuant to the multi-part transaction agreement, Healthpeak acquired our 10% ownership interest in one of our RIDEA ventures with Healthpeak in December 2017 for $32.1 million and our 10% ownership interest in the remaining RIDEA venture with Healthpeak in March 2018 for $62.3 million. We provided management services to 59 communities (9,585 units) on behalf of the two RIDEA ventures as of November 1, 2017. Pursuant to the multi-part transaction agreement, we acquired one managed community (137 units) for an aggregate purchase price of $32.1 million in January 2018 and three managed communities (650 units) for an aggregate purchase price of $207.4 million in April 2018 and retained management of 18 of such communities (3,276 units) for a term set to expire in 2030, subject to certain early termination rights. Healthpeak transitioned operations and/or management of 37 of such communities since November 2017.

Additional Healthpeak Lease Terminations

During the year ended December 31, 2017, triple-net leases with respect to 26 communities (2,128 units) were terminated pursuant to agreements we entered into with Healthpeak on November 1, 2016.

Blackstone Venture

On March 29, 2017, we and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") formed a venture (the "Blackstone Venture") that acquired 64 senior housing communities for a purchase price of $1.1 billion. We had previously leased the 64 communities from Healthpeak under long-term lease agreements with a remaining average lease term of approximately 12 years. At the closing, the Blackstone Venture purchased the 64-community portfolio from Healthpeak subject to the existing leases, and we contributed our leasehold interests for 62 communities and a total of $179.2 million in cash to purchase a 15% equity interest in the Blackstone Venture, terminate leases, and fund our share of closing costs. As of the formation date, we continued to operate two of the communities under lease agreements and began managing 60 of the communities on behalf of the venture under a management agreement with the venture. Two of the communities were managed by a third party for the venture. During the third quarter of 2018, leases for the two communities owned by the Blackstone Venture were terminated, and we sold our 15% equity interest in the Blackstone Venture to Blackstone. We paid Blackstone an aggregate fee of $2.0 million to complete the multi-part transaction.

Additional Acquisitions Pursuant to Purchase Option

On January 22, 2020, we acquired eight leased communities (336 units) from National Health Investors, Inc. ("NHI") pursuant to our exercise of a purchase option for a purchase price of $39.3 million. We funded the community acquisitions with cash on hand and expect to obtain approximately $28.0 million of non-recourse mortgage financing on the communities.

Summary of Financial Impact of Completed and Planned Dispositions

The following tables set forth, for the periods indicated, the amounts included within our consolidated financial data for the 243 communities that we disposed through sales and lease terminations during the years ended December 31, 2019, 2018, and 2017 through the respective disposition dates:

	Year Ended December 31, 2019
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$544,558	$—	$544,558
Assisted Living and Memory Care	1,815,938	20,891	1,795,047
CCRCs	402,175	33,189	368,986
Senior housing resident fees	$2,762,671	$54,080	$2,708,591
Facility operating expense
Independent Living	$340,817	$—	$340,817
Assisted Living and Memory Care	1,297,302	18,249	1,279,053
CCRCs	330,103	34,128	295,975
Senior housing facility operating expense	$1,968,222	$52,377	$1,915,845
Cash lease payments	$377,714	$1,694	$376,020

	Year Ended December 31, 2018
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$599,977	$81,280	$518,697
Assisted Living and Memory Care	1,995,851	256,038	1,739,813
CCRCs	416,408	53,215	363,193
Senior housing resident fees	$3,012,236	$390,533	$2,621,703
Facility operating expense
Independent Living	$359,368	$48,154	$311,214
Assisted Living and Memory Care	1,366,869	187,411	1,179,458
CCRCs	324,196	50,971	273,225
Senior housing facility operating expense	$2,050,433	$286,536	$1,763,897
Cash lease payments	$457,388	$84,041	$373,347

	Year Ended December 31, 2017
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$654,196	$152,190	$502,006
Assisted Living and Memory Care	2,210,688	476,677	1,734,011
CCRCs	468,994	113,493	355,501
Senior housing resident fees	$3,333,878	$742,360	$2,591,518
Facility operating expense
Independent Living	$382,779	$90,134	$292,645
Assisted Living and Memory Care	1,461,630	336,314	1,125,316
CCRCs	362,832	103,130	259,702
Senior housing facility operating expense	$2,207,241	$529,578	$1,677,663
Cash lease payments	$552,903	$178,187	$374,716

The following table sets forth the number of communities and units in our senior housing segments disposed through sales and lease terminations during the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
	2019	2018	2017
Number of communities
Independent Living	—	17	10
Assisted Living and Memory Care	20	91	86
CCRCs	4	3	12
Total	24	111	108
Total units
Independent Living	—	2,864	2,078
Assisted Living and Memory Care	1,600	7,437	5,858
CCRCs	827	547	2,389
Total	2,427	10,848	10,325

The results of operations of the three communities classified as held for sale as of December 31, 2019 are reported in the following segments within the consolidated financial statements: Assisted Living and Memory Care (one community; 78 units) and CCRCs (two communities; 417 units). The following table sets forth the amounts included within our consolidated financial data for these three communities for the year ended December 31, 2019:

(in thousands)	Amounts Attributable to Planned Dispositions
Resident fees
Assisted Living and Memory Care	$2,119
CCRCs	26,671
Senior housing resident fees	$28,790
Facility operating expense
Assisted Living and Memory Care	$2,463
CCRCs	27,401
Senior housing facility operating expense	$29,864

Other Recent Developments

Impact of New Lease Accounting Standard

We adopted ASC 842 effective January 1, 2019. Adoption of the new lease standard and its application to residency agreements and costs related thereto resulted in the recognition of additional resident fees and facility operating expense for the year ended December 31, 2019, which were non-cash and are non-recurring in future years. The result was a non-cash net impact to net income (loss) and Adjusted EBITDA of negative $23.1 million, with an offsetting positive impact in changes in working capital for the year ended December 31, 2019. Adoption of the new lease standard had no impact on the amount of net cash provided by (used in) operating activities and Adjusted Free Cash Flow for the year ended December 31, 2019.

Increased Competitive Pressures

Data from NIC shows that industry occupancy began to decrease starting in 2016 as a result of new openings and oversupply. During and since 2016, we have experienced an elevated rate of competitive new openings, with significant new competition opening in many markets, which has adversely affected our occupancy, revenues, results of operations, and cash flow. Elevated rates of competitive new openings and pressures on our occupancy and rate growth continued through 2019. On an industry basis, data from NIC shows that net absorption of units, a marker of demand, for the third quarter of 2019 was the highest single quarter since 2006. Projections from NIC, as applied to our product mix, suggest that annual absorption will be around equilibrium with new supply during 2020. We believe that a number of trends will contribute to the continued growth of the senior living industry in coming years.

Capital Expenditures

During 2018, we completed an intensive review of our community-level capital expenditure needs with a focus on ensuring that our communities are in appropriate physical condition to support our strategy and determining what additional investments are needed to protect the value of our community portfolio. Our total community-level capital expenditures were $238.7 million for 2019, which was an increase of $97.7 million from 2018, and $34.8 million of which was reimbursed by our lessors. In the aggregate, we expect our full-year 2020 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $190 million, which includes a decrease of approximately $50 million in our community-level capital expenditures relative to 2019, as we have completed a significant portion of the major building infrastructure projects identified in our 2018 review.

During 2019, we made continued progress on our development capital expenditure program through which we expand, renovate, reposition, and redevelop selected existing senior living communities where economically advantageous. For the year ended December 31, 2019, we invested $24.6 million in our development capital expenditure program, which included the completion of eleven expansion or conversion projects to generate 61 net new units. We currently have seven development capital expenditure projects that have been approved, most of which have begun construction and are expected to generate 26 net new units. Our planned full-year 2020 development capital expenditures are approximately $30 million, net of anticipated lessor reimbursements.

We anticipate that our 2020 capital expenditures will be funded from cash on hand, cash flows from operations, reimbursements from lessors, and, if necessary, amounts drawn on our secured credit facility.

Tax Reform

On December 22, 2017, the President signed the Tax Cuts and Jobs Act ("Tax Act") into law. The Tax Act reformed the United States corporate income tax code, including a reduction to the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated alternative minimum tax ("AMT") and the 20-year carryforward limitation for net operating losses incurred after December 31, 2017, and imposes a limit on the usage of net operating losses incurred after such date equal to 80% of taxable income in any given year. The 80% usage limit will not have an economic impact on the Company until its current net operating losses are either utilized or expired. In addition, the Tax Act limits the annual deductibility of a corporation's net interest expense unless it elects to be exempt from such deductibility limitation under the real property trade or business exception. The Company elected the real property trade or business exception with the 2018 tax return. As such, the Company is required to apply the alternative depreciation system ("ADS") to all current and future residential real property and qualified improvement property assets. This change impacts the current and future tax depreciation deductions and impacted the Company's valuation allowance accordingly. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company's state and local income tax returns, state and local net operating losses and corresponding valuation allowances.

Results of Operations

As of December 31, 2019, our total operations included 763 communities with a capacity to serve approximately 72,000 residents. As of that date we owned 330 communities (30,160 units), leased 333 communities (24,021 units), managed 17 communities (7,307 units) for which we have an equity interest, and managed 83 communities (10,779 units) on behalf of third parties. The following discussion should be read in conjunction with our consolidated financial statements and the related notes, which are included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The results of operations for any particular period are not necessarily indicative of results for any future period. Transactions completed during the period of January 1, 2018 to December 31, 2019 significantly affect the comparability of our results of operations, and summaries of such transactions and their impact on our results of operations are discussed above in "Transaction Activity and Impact of Dispositions on Results of Operations."

This section uses the operating measures defined below. Our adoption and application of the new lease accounting standard has impacted our results for the year ended December 31, 2019 due to our recognition of additional resident fee revenue and facility operating expense, which is non-cash and is non-recurring in future years. To aid in comparability between periods, presentations of our results on a same community basis and RevPAR and RevPOR exclude the impact of the lease accounting standard.

•
Operating results and data presented on a same community basis reflect results and data of the same store communities (utilizing our methodology for determining same store communities which generally excludes assets held for sale, acquisitions, and dispositions since the beginning of the prior year, and certain communities that have undergone or are undergoing expansion, redevelopment, and repositioning projects) and, for the 2019 period, exclude the additional resident fee revenue and facility operating expense recognized as a result of application of ASC 842.

•
RevPAR, or average monthly senior housing resident fee revenue per available unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding Health Care Services segment revenue and entrance fee amortization, and, for the 2019 period, the additional resident fee revenue recognized as a result of the application of ASC 842), divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period.

•
RevPOR, or average monthly senior housing resident fee revenue per occupied unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding Health Care Services segment revenue and entrance fee amortization, and, for the 2019 period, the additional resident fee revenue recognized as a result of the application of ASC 842), divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period.

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

Discussion of our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 is presented below. Discussion of our financial condition and results of operations for year ended December 31, 2018 compared to the year ended December 31, 2017 can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019.

Comparison of Year Ended December 31, 2019 and 2018

Summary Operating Results

The following table summarizes our overall operating results for the years ended December 31, 2019 and 2018.

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2019	2018	Amount	Percent
Total revenue	$4,057,088	$4,531,426	$(474,338)	(10.5)%
Facility operating expense	2,390,495	2,453,328	(62,833)	(2.6)%
Net income (loss)	(268,492)	(528,352)	(259,860)	(49.2)%
Adjusted EBITDA	401,169	537,681	(136,512)	(25.4)%

The decrease in total revenue was primarily attributable to the disposition of 135 communities through sales of owned communities and lease terminations since the beginning of the prior year, which resulted in $336.5 million less in resident fees during the year ended December 31, 2019 compared to the prior year. Additionally, Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, decreased $235.1 million primarily due to terminations of management agreements subsequent to the beginning of the prior year. The decrease in total revenue was partially offset by a 1.9% increase in same community resident fee revenue and RevPAR, resulting from a 2.9% increase in same community RevPOR and an 80 basis points decrease in same community weighted average occupancy.

The decrease in facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year, which resulted in $234.2 million less in facility operating expense during the year ended December 31, 2019. The decrease was partially offset by a 5.1% increase in same community facility operating expense, which was primarily due to an increase in labor expense arising from planned wage rate increases and an increase in employee benefit expense and increases in insurance and advertising costs compared to the prior year.

In addition to the foregoing factors, we recognized incremental resident fee revenue and facility operating expense of approximately $26.4 million and $49.5 million, respectively, during the year ended December 31, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense excludes approximately $23.8 million and $45.0 million, respectively, of such revenue and expenses, which was non-cash and is non-recurring in subsequent years.

The improvement to net income (loss) was primarily attributable to a decrease in non-cash goodwill and asset impairment charges recorded and a decrease in loss on facility lease termination and modification compared to the prior year, offset by a decrease in net gain on sale of assets and the revenue and facility operating expense factors previously discussed. Goodwill and asset impairment expense was $49.3 million for the year ended December 31, 2019 compared to $489.9 million for the prior year when we impaired Assisted Living and Memory Care segment goodwill for $351.7 million. We recognized a loss on lease termination and modification of $162.0 million for the year ended December 31, 2018 primarily as a result of the restructuring or termination of community leases with Ventas and Welltower compared to a loss of $3.4 million for the year ended December 31, 2019. Net gain on sale of assets was $7.2 million for the year ended December 31, 2019 compared to a net gain on sale of assets of $293.2 million for the prior year related to sales of communities, sales of investments in unconsolidated ventures, and termination of financing leases.

The decrease in Adjusted EBITDA was primarily attributable to the revenue and facility operating expense factors previously discussed, offset by $19.1 million, or 9.3%, less in general and administrative expenses (excluding non-cash stock-based compensation expense and transaction and organizational restructuring costs) and $35.8 million, or 11.0%, less in cash facility operating lease payments.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the years ended December 31, 2019 and 2018 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$2,762,671	$3,012,236	$(249,565)		(8.3)%
Facility operating expense	$1,968,222	$2,050,433	$(82,211)		(4.0)%

Number of communities (period end)	663	687	(24)		(3.5)%
Number of units (period end)	54,181	56,492	(2,311)		(4.1)%
Total average units	55,501	63,170	(7,669)		(12.1)%
RevPAR	$4,106	$3,972	$134		3.4%
Occupancy rate (weighted average)	83.9%	84.3%	(40	) bps	n/a
RevPOR	$4,893	$4,712	$181		3.8%

Same Community Operating Results and Data
Resident fees	$2,479,349	$2,433,847	$45,502		1.9%
Facility operating expense	$1,707,900	$1,625,026	$82,874		5.1%

Number of communities	637	637	—		—
Total average units	49,777	49,797	(20)		—
RevPAR	$4,148	$4,070	$78		1.9%
Occupancy rate (weighted average)	84.5%	85.3%	(80	) bps	n/a
RevPOR	$4,910	$4,770	$140		2.9%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the years ended December 31, 2019 and 2018, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$544,558	$599,977	$(55,419)		(9.2)%
Facility operating expense	$340,817	$359,368	$(18,551)		(5.2)%

Number of communities (period end)	68	68	—		—
Number of units (period end)	12,514	12,419	95		0.8%
Total average units	12,474	14,164	(1,690)		(11.9)%
RevPAR	$3,580	$3,530	$50		1.4%
Occupancy rate (weighted average)	89.2%	88.8%	40	bps	n/a
RevPOR	$4,014	$3,977	$37		0.9%

Same Community Operating Results and Data
Resident fees	$474,656	$462,918	$11,738		2.5%
Facility operating expense	$286,328	$274,558	$11,770		4.3%

Number of communities	62	62	—		—
Total average units	11,061	11,076	(15)		(0.1)%
RevPAR	$3,576	$3,483	$93		2.7%
Occupancy rate (weighted average)	89.7%	89.6%	10	bps	n/a
RevPOR	$3,986	$3,889	$97		2.5%

The decrease in the segment's resident fees was primarily attributable to the disposition of 17 communities since the beginning of the prior year, which resulted in $81.3 million less in resident fees during the year ended December 31, 2019. The decrease in resident fees was partially offset by the increase in the segment's same community RevPAR, comprised of a 2.5% increase in same community RevPOR and a 10 basis points increase in same community weighted average occupancy. The increase in the segment’s same community RevPOR was primarily the result of in-place rent increases. Additionally, the decrease in resident fees was partially offset by $2.8 million of incremental revenue for one community acquired subsequent to the beginning of the prior year.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year, which resulted in $48.2 million less in facility operating expense during the year ended December 31, 2019. The decrease in facility operating expense was partially offset by an increase in the segment's same community facility operating expense, including an increase in labor expense arising from planned wage rate increases and an increase in employee benefit expense. There was also an increase in property insurance and advertising costs compared to the prior year. The decrease in facility operating expense was partially offset by $2.2 million of incremental facility operating expense for one community acquired subsequent to the beginning of the prior year.

In addition to the foregoing factors, we recognized incremental resident fee revenue and facility operating expense for this segment of approximately $8.7 million and $12.7 million, respectively, during the year ended December 31, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $7.7 million and $11.2 million, respectively, of such revenue and expenses.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the years ended December 31, 2019 and 2018, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$1,815,938	$1,995,851	$(179,913)		(9.0)%
Facility operating expense	$1,297,302	$1,366,869	$(69,567)		(5.1)%

Number of communities (period end)	573	593	(20)		(3.4)%
Number of units (period end)	35,956	37,500	(1,544)		(4.1)%
Total average units	36,560	42,229	(5,669)		(13.4)%
RevPAR	$4,106	$3,939	$167		4.2%
Occupancy rate (weighted average)	82.6%	83.0%	(40	) bps	n/a
RevPOR	$4,971	$4,747	$224		4.7%

Same Community Operating Results and Data
Resident fees	$1,718,958	$1,684,822	$34,136		2.0%
Facility operating expense	$1,198,347	$1,137,011	$61,336		5.4%

Number of communities	558	558	—		—
Total average units	34,460	34,463	(3)		—
RevPAR	$4,157	$4,074	$83		2.0%
Occupancy rate (weighted average)	83.1%	84.1%	(100	) bps	n/a
RevPOR	$5,005	$4,844	$161		3.3%
The decrease in the segment's resident fees was primarily attributable to the disposition of 111 communities since the beginning of the prior year, which resulted in $235.1 million less in resident fees during the year ended December 31, 2019. The decrease in resident fees was partially offset by the increase in the segment's same community RevPAR, comprised of a 3.3% increase in same community RevPOR and a 100 basis points decrease in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases. The decrease in the segment's same community weighted average occupancy reflects the impact of new competition in our markets. The decrease in resident fees was partially offset by $3.0 million of incremental revenue for two communities acquired subsequent to the beginning of the prior year.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year, which resulted in $169.2 million less in facility operating expense during the year ended December 31, 2019. The decrease in facility operating expense was partially offset by an increase in the segment's same community facility operating expense, including an increase in labor expense arising from planned wage rate increases and an increase in employee benefit expense. There was also an increase in insurance and advertising costs compared to the prior year. The decrease in facility operating expense was partially offset by $1.7 million of incremental facility operating expense for two communities acquired subsequent to the beginning of the prior year.

In addition to the foregoing factors, we recognized incremental resident fee revenue and facility operating expense for this segment of approximately $14.7 million and $31.6 million, respectively, during the year ended December 31, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $13.9 million and $29.8 million, respectively, of such revenue and expenses.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the years ended December 31, 2019 and 2018, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2019	2018	Amount		Percent
Resident fees	$402,175	$416,408	$(14,233)		(3.4)%
Facility operating expense	$330,103	$324,196	$5,907		1.8%

Number of communities (period end)	22	26	(4)		(15.4)%
Number of units (period end)	5,711	6,573	(862)		(13.1)%
Total average units	6,467	6,777	(310)		(4.6)%
RevPAR	$5,123	$5,100	$23		0.5%
Occupancy rate (weighted average)	81.3%	83.2%	(190	) bps	n/a
RevPOR	$6,298	$6,132	$166		2.7%

Same Community Operating Results and Data
Resident fees	$285,735	$286,107	$(372)		(0.1)%
Facility operating expense	$223,225	$213,457	$9,768		4.6%

Number of communities	17	17	—		—
Total average units	4,256	4,258	(2)		—
RevPAR	$5,562	$5,570	$(8)		(0.1)%
Occupancy rate (weighted average)	82.4%	84.2%	(180	) bps	n/a
RevPOR	$6,748	$6,611	$137		2.1%

The decrease in the segment's resident fees was primarily attributable to the disposition of seven communities since the beginning of the prior year period, which resulted in $20.0 million less in resident fees during the year ended December 31, 2019. Additionally, there was a decrease in the segment's same community RevPAR, comprised of a 2.1% increase in same community RevPOR, primarily the result of in-place rent increases, and a 180 basis points decrease in same community weighted average occupancy, reflecting the impact of new competition in our markets. The decrease in resident fees was partially offset by $4.3 million of incremental revenue for one community acquired subsequent to the beginning of the prior year.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including an increase in labor expense arising from planned wage rate increases and an increase in employee benefit expense. There was also an increase in insurance costs compared to the prior year and $3.1 million of additional facility operating expense for one community acquired subsequent to the beginning of the prior year period. The increase in facility operating expense was partially offset by the disposition of communities since the beginning of the prior year, which resulted in $16.8 million less in facility operating expense during the year ended December 31, 2019.

In addition to the foregoing factors, we recognized incremental resident fee revenue and facility operating expense for this segment of approximately $3.0 million and $5.3 million, respectively, during the year ended December 31, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $2.2 million and $3.9 million, respectively, of such revenue and expenses.

Operating Results - Health Care Services Segment

The following table summarizes the operating results and data for our Health Care Services segment for the years ended December 31, 2019 and 2018.

(in thousands, except census and treatment codes)	Years Ended December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Resident fees	$447,260	$436,975	$10,285	2.4%
Facility operating expense	$422,273	$402,895	$19,378	4.8%

Home health average daily census	15,457	15,238	219	1.4%
Hospice average daily census	1,580	1,359	221	16.3%
Outpatient therapy treatment codes	680,879	683,348	(2,469)	(0.4)%

The increase in the segment's resident fees was primarily attributable to an increase in volume for hospice services. An increase in hospice revenue of $15.4 million was partially offset by a decrease in home health revenue of $4.6 million, primarily attributable to sales force turnover, customer relations issues related to the centralized intake initiative, unfavorable case-mix, and community dispositions.

The increase in the segment's facility operating expense was primarily attributable to an increase in labor costs arising from wage rate increases and the expansion of our hospice services.

On October 31, 2019, the Centers for Medicare and Medicaid Services ("CMS") issued a final rule that included routine updates to home health payment rates and sets forth the implementation of the Patient-Driven Grouping Model ("PDGM"), an alternate home health case-mix adjustment methodology with a 30-day unit of payment, which became effective beginning January 1, 2020. The final rule also will phase out requests for anticipated payment ("RAP") over 2020 with the full elimination of RAPs in 2021. We expect the implementation of PDGM to have a negative impact to revenue in 2020, which we expect will be largely offset by lower facility operating expenses.

Operating Results - Management Services Segment

The following table summarizes the operating results and data for our Management Services segment for the years ended December 31, 2019 and 2018.

(in thousands, except communities, units, and occupancy)	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount		Percent
Management fees	$57,108	$71,986		$(14,878)	(20.7)%
Reimbursed costs incurred on behalf of managed communities	$790,049	$1,010,229		$(220,180)	(21.8)%

Number of communities (period end)	100	205	(105)		(51.2)%
Number of units (period end)	18,086	27,787	(9,701)		(34.9)%
Total average units	21,769	31,392	(9,623)		(30.7)%
Occupancy rate (weighted average)	83.3%	83.9%	(60	) bps	n/a

The decrease in management fees was primarily attributable to the transition of management arrangements on 129 net communities since the beginning of the prior year period, generally for interim management arrangements on formerly leased or owned communities and management arrangements on certain former unconsolidated ventures in which we sold our interest. Management fees of $57.1 million for the year ended December 31, 2019 include $8.9 million of management fees attributable to communities for which our management agreements were terminated during such period and approximately $28.6 million of management fees attributable to communities that we expect the terminations of our management agreements to occur (or have occurred) during 2020, including management agreements on communities owned by the CCRC Venture, interim management arrangements on formerly leased communities, and management arrangements on certain former unconsolidated ventures in which we sold our interest. Pursuant to the MTCA with Healthpeak, on January 31, 2020, Healthpeak paid us a $100.0 million management agreement termination fee, and we transitioned operations of 14 entry fee CCRCs (6,383 units) to a new operator.

The decrease in reimbursed costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the years ended December 31, 2019 and 2018.

(in thousands)	Years Ended December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
General and administrative expense	$219,289	$259,475	$(40,186)	(15.5)%
Facility operating lease expense	269,666	303,294	(33,628)	(11.1)%
Depreciation and amortization	379,433	447,455	(68,022)	(15.2)%
Goodwill and asset impairment	49,266	489,893	(440,627)	(89.9)%
Loss (gain) on facility lease termination and modification, net	3,388	162,001	(158,613)	(97.9)%
Costs incurred on behalf of managed communities	790,049	1,010,229	(220,180)	(21.8)%
Interest income	9,859	9,846	13	0.1%
Interest expense	(248,341)	(280,269)	(31,928)	(11.4)%
Debt modification and extinguishment costs	(5,247)	(11,677)	(6,430)	(55.1)%
Equity in earnings (loss) of unconsolidated ventures	(4,544)	(8,804)	(4,260)	(48.4)%
Gain (loss) on sale of assets, net	7,245	293,246	(286,001)	(97.5)%
Other non-operating income (loss)	14,765	14,099	666	4.7%
Benefit (provision) for income taxes	2,269	49,456	(47,187)	(95.4)%

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to a decrease in transaction and organizational restructuring costs, a reduction in our corporate associate headcount since the beginning of the prior year as we scaled our general and administrative costs in connection with community dispositions, and lower professional fees. Transaction and organizational restructuring costs decreased $18.1 million compared to the prior period, to $10.0 million for the year ended December 31, 2019 primarily due to lower severance and retention costs. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, our assessment of options and alternatives to enhance stockholder value, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance and retention costs. For the year ended December 31, 2019, transaction costs related to stockholder advisory matters was $5.9 million.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily due to lease termination activity since the beginning of the prior year.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to disposition activity through sales and lease terminations since the beginning of the prior year.

Goodwill and Asset Impairment. During the year ended December 31, 2019, we recorded $49.3 million of non-cash impairment charges, of which $27.2 million related to property, plant and equipment and leasehold intangibles for certain communities and $10.2 million related to operating lease right-of-use assets, primarily within the Assisted Living and Memory Care segment. During the prior year, we recorded $489.9 million of non-cash impairment charges. The prior year impairment charges primarily consisted of $351.7 million of goodwill impairment within the Assisted Living and Memory Care segment, $78.0 million of impairment of property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living and Memory Care segment, $33.4 million of impairment of our investments in unconsolidated ventures, and $15.6 million for assets held for sale.

Loss (Gain) on Facility Lease Termination and Modification, Net. During the year ended December 31, 2019, we recorded a $3.4 million loss on facility lease termination and modification, net for the termination of leases for ten communities. The $162.0 million loss on facility lease termination and modification, net during the year ended December 31, 2018 was primarily due to a $125.7 million loss on the restructuring of community leases with Ventas and $36.3 million of net losses on community lease termination activity.

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

Gain (Loss) on Sale of Assets, Net. The decrease in gain on sale of assets, net was primarily due to fewer owned community and unconsolidated venture dispositions completed in 2019 compared to the prior year. In 2018, we recognized gains of $293.2 million for sales of communities, sales of investments in unconsolidated ventures, and terminations of financing leases.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the years ended December 31, 2019 and 2018 was primarily due to the non-deductible impairment of goodwill that occurred in the year ended December 31, 2018 and the adjustment from stock-based compensation which was greater in the year ended December 31, 2018 compared to the year ended December 31, 2019. Offsetting these items was an increase in our valuation allowance that occurred in the year ended December 31, 2019.

We recorded an aggregate deferred federal, state, and local tax benefit of $63.0 million as a result of the operating loss for the year ended December 31, 2019, offset by an increase in the valuation allowance of $60.4 million. The change in the valuation allowance for the year ended December 31, 2019 resulted from anticipated reversal of future tax liabilities offset by future tax deductions. We recorded an aggregate deferred federal, state, and local tax benefit of $52.4 million as a result of the operating loss for the year ended December 31, 2018, which included an increase in the valuation allowance of $0.3 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of December 31, 2019 and December 31, 2018 was $408.9 million and $336.4 million, respectively.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the year ended December 31, 2019 and 2018 which are included in provision for income tax for the period. Tax returns for years 2015 through 2018 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

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

Liquidity and Indebtedness

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows, and our Adjusted Free Cash Flow:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2019	2018	Amount	Percent
Net cash provided by (used in) operating activities	$216,412	$203,961	$12,451	6.1%
Net cash provided by (used in) investing activities	(225,539)	288,774	(514,313)	NM
Net cash provided by (used in) financing activities	(139,394)	(325,063)	(185,669)	(57.1)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	(148,521)	167,672	(316,193)	NM
Cash, cash equivalents, and restricted cash at beginning of year	450,218	282,546	167,672	59.3%
Cash, cash equivalents, and restricted cash at end of year	$301,697	$450,218	$(148,521)	(33.0)%

Adjusted Free Cash Flow	$(76,404)	$4,118	$(80,522)	NM

The increase in net cash provided by operating activities was primarily attributable to $54.6 million of cash paid to terminate community operating leases during the prior year and a $20.9 million increase in capital expenditure reimbursements from lessors for operating leases during 2019. These changes were partially offset by the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year and an increase in same community facility operating expense during 2019.

The change in net cash provided by (used in) investing activities was primarily attributable to a $407.1 million decrease in net proceeds from the sale of assets, an increase of $171.4 million in purchases of marketable securities, a $159.3 million decrease in proceeds from sales and maturities of marketable securities, and a $78.6 million increase in cash paid for capital expenditures during 2019. These changes were partially offset by $271.3 million of cash paid for the acquisition of communities during 2018 and a $32.5 million increase in cash proceeds from notes receivable during 2019.

The decrease in net cash used in financing activities was primarily attributable to a $468.8 million decrease in repayment of debt and financing lease obligations compared to 2018, including the impact of our cash settlement of the aggregate principal amount of the $316.3 million of 2.75% convertible senior notes during June 2018, and $12.5 million of cash paid to terminate community financing leases during 2018. These changes were partially offset by a $284.9 million decrease in debt proceeds compared to 2018 and a $19.7 million increase in cash paid for share repurchases during 2019.

The decrease in Adjusted Free Cash Flow was primarily attributable to a $53.5 million increase in non-development capital expenditures, net, and an increase in same community facility operating expense during 2019.

Our principal sources of liquidity have historically been from:

•	cash balances on hand, cash equivalents, and marketable securities;

•	cash flows from operations;

•	proceeds from our credit facilities;

•	funds generated through unconsolidated venture arrangements;

•	proceeds from mortgage financing, refinancing of various assets, or sale-leaseback transactions;

•	funds raised in the debt or equity markets; and

•	proceeds from the disposition of assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;

•	operating costs such as employee compensation and related benefits, severance costs, general and administrative expense, and supply costs;

•	debt service and lease payments;

•	acquisition consideration, lease termination and restructuring costs, and transaction and integration costs;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment, and repositioning of our current communities and the development of new communities;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorizations;

•	other corporate initiatives (including integration, information systems, branding, and other strategic projects); and

•	prior to 2009, dividend payments.

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;

•	operating costs such as employee compensation and related benefits, severance costs, general and administrative expense, and supply costs;

•	debt service and lease payments;

•	acquisition consideration;

•	transaction costs and expansion of our healthcare services;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment, and repositioning of our existing communities;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorization; and

•	other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of December 31, 2019, we had two principal corporate-level debt obligations: our secured credit facility providing commitments of $250.0 million and our separate unsecured facility providing for up to $47.5 million of letters of credit.

As of December 31, 2019, we had $3.6 billion of debt outstanding, excluding lease obligations, at a weighted average interest rate of 4.7%. As of such date, 95.5%, or $3.4 billion, of our total debt obligations represented non-recourse property-level mortgage financings, $89.4 million of letters of credit had been issued under our secured credit facility and separate unsecured letter of credit facility, and no balance was drawn on our secured credit facility. As of December 31, 2019, the current portion of long-term debt was $339.4 million, including $28.9 million of mortgage debt related to three communities classified as held for sale as of December 31, 2019.

As of December 31, 2019, we had $1.5 billion and $834.6 million of operating and financing lease obligations, respectively. For the year ending December 31, 2020, we will be required to make approximately $294.5 million and $74.9 million of cash payments in connection with our existing operating and financing leases, respectively (after giving effect to the transactions with Healthpeak and NHI completed in January 2020).

Pursuant to the MTCA with Healthpeak, on January 31, 2020, we paid $405.5 million to acquire 18 communities and to reduce our annual rent under the amended and restated master lease. We funded the community acquisitions with $192.6 million of non-recourse mortgage financing and a portion of the proceeds from the multi-part transaction, which included cash proceeds of $295.2 million for the sale of our equity interest in the CCRC Venture and a $100.0 million management agreement termination fee. The Company expects to obtain approximately $30.0 million of additional non-recourse mortgage financing on the communities. The remaining net proceeds will improve the Company's capital structure flexibility and may be used, among other uses, for opportunistic share repurchases, to pursue potential lease restructuring opportunities that we identify, and to fund investments to support our strategy.

On January 22, 2020, we acquired eight leased communities (336 units) from NHI pursuant to our exercise of a purchase option for a purchase price of $39.3 million. We funded the community acquisitions with cash on hand and expect to obtain approximately $28.0 million of non-recourse mortgage financing on the communities.

Total liquidity of $481.3 million as of December 31, 2019 included $240.2 million of unrestricted cash and cash equivalents (excluding restricted cash and lease security deposits of $110.6 million in the aggregate), $68.6 million of marketable securities, and $172.5 million of availability on our secured credit facility. Total liquidity as of December 31, 2019 decreased $111.2 million from total liquidity of $592.5 million as of December 31, 2018. The decrease was primarily attributable to our $97.7 million in additional investments in our communities in 2019 and $24.0 million paid for share repurchases.

As of December 31, 2019, our current liabilities exceeded current assets by $450.8 million. Our current liabilities include $339.4 million of the current portion of long-term debt and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our current liabilities also include $256.7 million of operating and financing lease obligations recognized on our consolidated balance sheet, including $193.6 million for the current portion of operating lease obligations recognized on our consolidated balance sheet as a result of the application of ASC 842. Excluding the current portion of these long-term obligations, our current assets exceeded current liabilities by $145.3 million. Our operations generally result in a very low level of current assets primarily stemming from our deployment of cash to pay down long-term liabilities, to fund capital expenditures, and to pursue transaction opportunities.

Capital Expenditures

Our capital expenditures are comprised of community-level, corporate, and development capital expenditures. Community-level capital expenditures include recurring expenditures (routine maintenance of communities over $1,500 per occurrence, including for unit turnovers (subject to a $500 floor)) and community renovations, apartment upgrades, and other major building infrastructure projects. Corporate capital expenditures include those for information technology systems and equipment, the expansion of our support platform and healthcare services programs, and the remediation or replacement of assets as a result of casualty losses. Development capital expenditures include community expansions, major community redevelopment and repositioning projects, and the development of new communities.

With our development capital expenditures program, we intend to expand, renovate, redevelop, and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These development projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present, or physical plant modifications.

The following table summarizes our capital expenditures for the year ended December 31, 2019 for our consolidated business:

(in millions)	Actual 2019
Community-level capital expenditures, net (1)	$203.9
Corporate (2)	31.9
Non-development capital expenditures, net (3)	235.8
Development capital expenditures, net	24.6
Total capital expenditures, net	$260.4

(1)	Reflects the amount invested, net of lessor reimbursements of $34.8 million.

(2)
Includes $6.1 million of remediation costs at our communities resulting from hurricanes and $5.3 million for the acquisition of emergency power generators at certain Florida communities during 2019 in order to comply with legislation adopted in Florida requiring skilled nursing homes and assisted living and memory care communities to obtain generators and fuel necessary to sustain operations and maintain comfortable temperatures in the event of a power outage.

(3)	Amount is included in Adjusted Free Cash Flow.

During 2018, we completed an intensive review of our community-level capital expenditure needs with a focus on ensuring that our communities are in appropriate physical condition to support our strategy and determining what additional investments are needed to protect the value of our community portfolio. Our total community-level capital expenditures were $238.7 million for 2019, which was an increase of $97.7 million from 2018, and $34.8 million of which was reimbursed by our lessors. In the aggregate, we expect our full-year 2020 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $190 million, which includes a decrease of approximately $50 million in our community-level capital expenditures relative to 2019, as we have completed a significant portion of the major building infrastructure projects identified in our 2018 review.

During 2019, we made continued progress on our development capital expenditure program through which we expand, renovate, reposition, and redevelop selected existing senior living communities where economically advantageous. For the year ended December 31, 2019, we invested $24.6 million in our development capital expenditure program, which included the completion of 11 expansion or conversion projects to generate 61 net new units. We currently have seven development capital expenditure projects that have been approved, most of which have begun construction and are expected to generate 26 net new units. Our planned full-year 2020 development capital expenditures are approximately $30 million, net of anticipated lessor reimbursements.

We anticipate that our 2020 capital expenditures will be funded from cash on hand, cash flows from operations, reimbursements from lessors, and, if necessary, amounts drawn on our secured credit facility.

Funding our planned capital expenditures, pursuing any acquisition, investment, development, or potential lease restructuring opportunities that we identify, or funding investments to support our strategy may require additional capital. We expect to continue to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities. Any such sale of additional equity securities will dilute the percentage ownership of our existing stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon our plans.

We currently estimate that our existing cash flows from operations, together with cash on hand, amounts available under our secured credit facility, and proceeds from anticipated dispositions of owned communities and financings, and refinancings of various assets, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming a relatively stable macroeconomic environment.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital. Volatility in the credit and financial markets may have an adverse impact on our liquidity by making it more difficult for us to obtain financing or refinancing. Shortfalls in cash flows from operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures, or to pursue any acquisition, investment, development, or potential lease restructuring opportunities that we identify, or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

Credit Facilities

On December 5, 2018, we entered into a Fifth Amended and Restated Credit Agreement with Capital One, National Association, as administrative agent, lender, and swingline lender and the other lenders from time to time parties thereto (the "Credit Agreement"). The Credit Agreement provides commitments for a $250 million revolving credit facility with a $60 million sublimit for letters of credit and a $50 million swingline feature. We have a one-time right under the Credit Agreement to increase commitments on the revolving credit facility by an additional $100 million, subject to obtaining commitments for the amount of such increase from acceptable lenders. The Credit Agreement provides us a one-time right to reduce the amount of the revolving credit commitments, and we may terminate the revolving credit facility at any time, in each case without payment of a premium or penalty. The Credit Agreement matures on January 3, 2024. Amounts drawn under the facility bear interest at 90-day LIBOR plus an applicable margin. The applicable margin varies based on the percentage of the total commitment drawn, with a 2.25% margin at utilization equal to or lower than 35%, a 2.75% margin at utilization greater than 35% but less than or equal to 50%, and a 3.25% margin at utilization greater than 50%. A quarterly commitment fee is payable on the unused portion of the facility at 0.25% per annum when the outstanding amount of obligations (including revolving credit and swingline loans and letter of credit obligations) is greater than or equal to 50% of the revolving credit commitment amount or 0.35% per annum when such outstanding amount is less than 50% of the revolving credit commitment amount.

The credit facility is secured by first priority mortgages on certain of our communities. In addition, the Credit Agreement permits us to pledge the equity interests in subsidiaries that own other communities and grant negative pledges in connection therewith (rather than mortgaging such communities), provided that not more than 10% of the borrowing base may result from communities subject to negative pledges. Availability under the revolving credit facility will vary from time to time based on borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and our consolidated fixed charge coverage ratio. During 2019, we entered into an amendment to the Credit Agreement that provides for availability calculations to be made at additional consolidated fixed charge coverage ratio thresholds.

The Credit Agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. Amounts drawn on the credit facility may be used for general corporate purposes.

As of December 31, 2019, no borrowings were outstanding on the revolving credit facility, $41.9 million of letters of credit were outstanding, and the revolving credit facility had $172.5 million of availability. We also had a separate unsecured letter of credit facility providing for up to $47.5 million of letters of credit as of December 31, 2019 under which $47.5 million had been issued as of that date.

Long-Term Leases

As of December 31, 2019, we operated 333 communities under long-term leases (242 operating leases and 91 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. We typically guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or leased property revenue. We are responsible for all operating costs, including repairs, property taxes, and insurance. As of December 31, 2019, the weighted average remaining lease term of our operating and financing leases was 6.9 and 8.4 years, respectively. The lease terms generally provide for renewal or extension options from 5 to 20 years, and, in some instances, purchase options.

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

In addition, certain of our master leases and management agreements contain radius restrictions, which limit our ability to own, develop, or acquire new communities within a specified distance from certain existing communities covered by such agreements. These radius restrictions could negatively affect our ability to expand, develop, or acquire senior housing communities and operating companies.

For the year ended December 31, 2019, our cash lease payments for our financing leases and operating leases were $88.6 million and $307.8 million, respectively. For the year ending December 31, 2020, we will be required to make approximately $74.9 million and $294.5 million of cash lease payments in connection with our existing financing leases and our operating leases, respectively (after giving effect to the transactions with Healthpeak and NHI completed in January 2020). Our capital expenditure plans for 2020 include required minimum spend of approximately $17 million for capital expenditures under certain of our community leases. Additionally, we are required to spend an average of approximately $17 million per year for each of the following four years and approximately $33 million thereafter under the initial lease terms of such leases.

Debt and Lease Covenants

Certain of our debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum net worth and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities or increased by deferred gains from sale-leaseback transactions and deferred entrance fee revenue. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. In addition, our debt and lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements.

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

As of December 31, 2019, we are in compliance with the financial covenants of our debt agreements and long-term leases.

Derivative Instruments

In the normal course of business, we enter into interest rate agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of December 31, 2019, $1.1 billion of our debt is variable rate debt subject to interest rate cap agreements. The remaining $103.7 million of our long-term variable rate debt is not subject to any interest rate cap agreements.

Contractual Commitments

The following table presents a summary of our material indebtedness, including the related interest payments, lease, and other contractual commitments, as of December 31, 2019 (before giving effect to the transactions with Healthpeak and NHI completed in January 2020).

		Payments Due during the Year Ending December 31,
(in millions)	Total	2020	2021	2022	2023	2024	Thereafter

Contractual Obligations:
Long-term debt and line of credit obligations (1)	$4,456.4	$500.1	$475.7	$443.6	$338.5	$396.9	$2,301.6
Financing lease obligations (2)	771.7	84.9	85.9	87.1	88.5	90.3	335.0
Operating lease obligations (3)	2,002.6	313.1	298.5	294.5	290.2	277.3	529.0
Total contractual obligations	$7,230.7	$898.1	$860.1	$825.2	$717.2	$764.5	$3,165.6

Total commercial construction commitments	$21.3	$19.7	$1.6	$—	$—	$—	$—

(1)	Includes contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the December 31, 2019 rate.

(2)
Reflects future cash lease payments after giving effect to fixed payments (including in-substance fixed payments) and variable payments estimated utilizing the applicable index or rate as of December 31, 2019. The cash payments for financing lease obligations exclude $556.7 million of financing lease obligations recognized on our consolidated balance sheet for purchase option liabilities (for which $39.3 million of cash was paid on January 22, 2020 for the acquisition of eight leased communities pursuant to our exercise of a purchase option) and for sale-leaseback transactions in which we have not transferred control of the underlying asset.

(3)
Reflects future cash payments after giving effect to fixed payments (including in-substance fixed payments) and variable payments estimated utilizing the applicable index or rate as of December 31, 2019.

Pursuant to the MTCA with Healthpeak, on January 31, 2020, we paid $405.5 million to acquire 18 communities and to reduce our annual rent under the amended and restated master lease. Additionally, the parties amended and restated our existing master lease pursuant to which we continue to lease 25 communities (2,711 units) from Healthpeak. We funded the community acquisitions with $192.6 million of non-recourse mortgage financing and the proceeds from the multi-part transaction. As a result of the MTCA transactions with Healthpeak that closed January 31, 2020, we eliminated future cash lease payments of $28.7 million, $30.1 million, $26.8 million, $21.7 million, $8.4 million, and $117.8 million for each of the years ending December 31, 2020, 2021, 2022, 2023, and 2024, and thereafter, respectively. Additionally, our expected long-term debt obligations (including related interest payments) increased by $6.0 million, $7.1 million, $7.1 million, $7.1 million, $7.2 million, and $227.9 million for each of the years ending December 31, 2020, 2021, 2022, 2023, and 2024, and thereafter, respectively, for the $192.6 million of non-recourse mortgage financing used to fund a portion of our acquisition of 18 communities from Healthpeak on January 31, 2020. The impact of these transactions completed in January 2020 are not reflected within the table above as of December 31, 2019.

The foregoing amounts exclude outstanding letters of credit aggregating to $89.4 million as of December 31, 2019.

Impacts of Inflation

Resident fees and management fees are our primary sources of revenue. These revenues are affected by the amount of the monthly resident fee rates we charge and community occupancy rates. The rates charged at communities are highly dependent on local market conditions and the competitive environment in which the communities operate. Substantially all of our senior housing residency agreements allow for adjustments in the monthly fee payable every 12 or 13 months which enables us to seek increases in monthly fees due to inflation, increased levels of care, or other factors. Any pricing increases would be subject to market and competitive conditions and could result in a decrease in occupancy in the communities. We believe, however, that our ability to periodically adjust the monthly fee serves to reduce the adverse effect of inflation. In addition, salaries, wages, and the costs of benefits are a principal element of facility operating expense and are also dependent upon local market conditions and general inflationary pressures. There can be no assurance that monthly resident fee rates can be increased, or that costs will not increase, above inflation rates whether due to inflation or other causes.

Increases in prevailing interest rates as a result of inflation or other factors will increase our payment obligations on our variable-rate obligations to the extent they are unhedged and may increase our future borrowing and hedging costs. Although we have interest rate cap agreements in place for a majority of our variable-rate debt, these agreements only limit our exposure to increases in interest rates above certain levels and generally must be renewed every two to three years. As of December 31, 2019, $103.7 million of our outstanding variable-rate indebtedness is not subject to interest rate cap agreements.

Off-Balance Sheet Arrangements

As of December 31, 2019, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

We own an interest in certain unconsolidated ventures as described under Note 6 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data." Except in limited circumstances, our risk of loss is limited to our investment in each venture. The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures.

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  We believe the following accounting estimates are the most critical as they require assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate, or different estimates that could have been selected, could have a material impact on our consolidated results of operations or financial condition. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Our significant accounting policies are discussed in Note 2 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

Long-lived Asset Impairment

As of December 31, 2019, our long-lived assets were comprised primarily of $5.1 billion and $1.2 billion of net property, plant and equipment and leasehold intangibles and operating lease right-of-use assets, respectively.

We test long-lived assets for recoverability annually during our fourth quarter or whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, we are required to recognize an impairment loss. The impairment loss is measured by the amount by which the carrying amount of the asset exceeds its estimated fair value.

In estimating the recoverability of property, plant and equipment and leasehold intangibles and lease right-of-use assets for purposes of our impairment testing, we utilize future cash flow projections that are generally developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at our cash flow projections, we consider our historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, estimated asset holding periods, and other factors. In estimating the future cash flows of asset groups for purposes of our long-lived asset impairment test, we make certain key assumptions. Those assumptions include future revenues, facility operating expenses, and cash flows, including sales proceeds that we would receive upon a sale of the assets using estimated capitalization rates in the case of communities. We corroborate the estimated capitalization rates we use in these calculations with capitalization rates observable from recent market transactions.

Determining the future cash flows of an asset group involves the use of significant estimates and assumptions that are unpredictable and inherently uncertain. These estimates and assumptions include revenue and expense growth rates and operating margins used to calculate projected future cash flows. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments. Future events that may result in impairment charges include differences in the projected occupancy rates or monthly service fee rates, changes in the cost structure of existing communities, and our decision to dispose of assets, either through sales or lease terminations. Significant adverse changes in our future revenues and/or operating margins, significant changes in the market for senior housing, or the valuation of the real estate of senior living communities, as well as other events and circumstances, including, but not limited to, increased competition and changing economic or market conditions, could result in changes in estimated future cash flows and the determination that additional assets are impaired.

During 2019, we evaluated long-lived depreciable assets and lease right-of-use assets and determined that the undiscounted cash flows exceeded the carrying amount of these assets for all except a small number of communities. Estimated fair values were determined for these certain properties and we recorded asset impairment charges of $27.2 million for property, plant and equipment and leasehold intangibles and $10.2 million for operating lease right-of-use assets during the year ended in December 31, 2019. These impairment charges are primarily due to our decision to dispose of assets, either through sales or lease terminations, or lower than expected performance of the underlying communities and equal the amount by which the carrying amounts of the assets exceed the estimated fair value.

During 2018 and 2017, we evaluated long-lived depreciable assets and determined in each year that the undiscounted cash flows exceeded the carrying amount of these assets for all except a small number of communities. Estimated fair values were determined for these certain properties and we recorded asset impairment charges of $78.0 million and $164.4 million for 2018 and 2017, respectively, for property, plant and equipment, and leasehold intangibles. These impairment charges are primarily due to our decision to dispose of assets, either through sales or lease terminations, or lower than expected performance of the underlying communities and equal the amount by which the carrying amount of the assets exceed the estimated fair value.

Our impairment loss assessment contains uncertainties because it requires us to apply judgment to estimate whether there have been changes in circumstances that indicate the carrying amount may not be recoverable, the recoverability of asset groups, and, if necessary, the fair value of our assets. As we periodically perform this assessment, changes in our estimates and assumptions may cause us to realize material impairment charges in the future. Although we make every reasonable effort to ensure the accuracy of our estimate of the future cash flows of assets, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss.

Goodwill Impairment

As of December 31, 2019, we had a goodwill balance of $154.1 million. Goodwill recorded in connection with business combinations is allocated to the respective reporting unit and included in our application of the provisions of ASC 350, Intangibles – Goodwill and Other ("ASC 350").

We test goodwill for impairment annually during our fourth quarter, or more frequently if indicators of impairment arise. Factors we consider important in our analysis of whether an indicator of impairment exists include a significant decline in our stock price or market capitalization for a sustained period since the last testing date, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. We are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The quantitative goodwill impairment test is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit's carrying amount. The fair values used in the quantitative goodwill impairment test are estimated based upon discounted future cash flow projections for the reporting unit. These cash flow projections are based upon a number of estimates and assumptions such as revenue and expense growth rates, capitalization rates, and discount rates. We also consider market-based measures such as earnings multiples in our analysis of estimated fair values of our reporting units. If the quantitative goodwill impairment test results in a reporting unit's carrying amount exceeding its estimated fair value, an impairment charge will be recorded based on the difference, with the impairment charge limited to the amount of goodwill allocated to the reporting unit.

In estimating the fair value of our reporting units for purposes of our quantitative goodwill impairment testing, we utilize the income approach, which includes future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at our cash flow projections, we consider our historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors. In using the income approach to estimate the fair value of reporting units for purposes of our goodwill impairment testing, we make certain key assumptions. Those assumptions include future revenues, facility operating expenses, and cash flows, including sales proceeds that we would receive upon a sale of the assets, using estimated capitalization rates in the case of communities. We corroborate the estimated capitalization rates we use in these calculations with capitalization rates observable from recent market transactions. Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

Goodwill allocated to our Independent Living and Health Care Services reporting units is $27.3 million and $126.8 million as of December 31, 2019, respectively. Our annual goodwill impairment analysis did not result in any impairment charges during the year ended December 31, 2019. Based on the results of the 2019 annual quantitative goodwill impairment test, we estimated that the fair value of our Health Care Services reporting unit exceeded its carrying amount by approximately 19%.

During 2018, we identified qualitative indicators of impairment of our goodwill, including a significant decline in our stock price and market capitalization for a sustained period during the three months ended March 31, 2018. As a result, we performed an interim quantitative goodwill impairment test as of March 31, 2018, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying amount. In estimating the fair value of the reporting units for purposes of the quantitative goodwill impairment test, we utilized an income approach, which included future cash flow projections that are developed internally. Based on the results of the quantitative goodwill impairment test, we determined that the carrying amount of our Assisted Living and Memory Care segment exceeded its estimated fair value by more than the $351.7 million carrying amount of goodwill as of March 31, 2018. As a result, we recorded a non-cash impairment charge of $351.7 million to goodwill within the Assisted Living and Memory Care segment for the three months ended March 31, 2018.

During the three months ended September 30, 2017, we identified qualitative indicators of impairment of our goodwill, including a significant decline in our stock price and market capitalization for a sustained period since the last testing date, significant underperformance relative to historical and projected operating results, and an increased competitive environment in the senior living industry. Based upon our qualitative assessment, we performed an interim quantitative goodwill impairment test as of September 30, 2017, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying amount. Based on the results of the quantitative goodwill impairment test, we determined that the carrying amount of our Assisted Living and Memory Care reporting unit exceeded its estimated fair value by $205.0 million as of September 30, 2017. As a result, we recorded a non-cash impairment charge of $205.0 million to goodwill within the Assisted Living and Memory Care operating segment for the three months ended September 30, 2017.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions that are unpredictable and inherently uncertain. These estimates and assumptions include revenue and expense growth rates and operating margins used to calculate projected future cash flows and risk-adjusted discount rates. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments. Future events that may result in impairment charges include differences in the projected occupancy rates or monthly service fee rates, changes in the cost structure of existing communities, changes in reimbursement rates from Medicare for healthcare services, and changes in healthcare reform. Significant adverse changes in our future revenues and/or operating margins, significant changes in the market for senior housing or the valuation of the real estate of senior living communities, as well as other events and circumstances, including, but not limited to, increased competition, changes in reimbursement rates from Medicare for healthcare services, and changing economic or market conditions, including market control premiums, could result in changes in fair value and the determination that additional goodwill is impaired.

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

Self-Insurance Liability Accruals

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our owned, leased, and managed communities under a master insurance program, our current policies provide for deductibles for each and every claim. As a result, we are effectively self-insured for claims that are less than the deductible amounts. In addition, we maintain a high-deductible workers compensation program. Third-party insurers are responsible for claim costs above program deductibles and retentions.

Outstanding losses and expenses for general liability, professional liability, and workers compensation are estimated based on the recommendations of independent actuaries and management's estimates. The actuarial methods develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. We review the adequacy of our accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third-party administrator estimates, consultants, advice from legal counsel, and industry data, and adjust accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. These estimates require significant judgment, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. Subsequent changes in actual experience are monitored and estimates are updated as information becomes available.

As of December 31, 2019 we accrued reserves of $155.8 million for these programs. During the years ended December 31, 2019, 2018, and 2017, we reduced our estimate of the amount of accrued liabilities for these programs based on recent claims experience. The reductions in these accrued reserves decreased operating expenses by $11.3 million, $14.6 million, and $9.9 million, for the years ended December 31, 2019, 2018, and 2017 respectively.

New Accounting Pronouncements

See Note 2 to the consolidated financial statements contained in "Item 8. Financial Statement and Supplementary Data" for a discussion of new accounting pronouncements.

Non-GAAP Financial Measures

This Annual Report on Form 10-K contains the financial measures Adjusted EBITDA and Adjusted Free Cash Flow, which are not calculated in accordance with U.S. generally accepted accounting principles ("GAAP"). Presentations of these non-GAAP financial measures are intended to aid investors in better understanding the factors and trends affecting our performance and liquidity. However, investors should not consider these non-GAAP financial measures as a substitute for financial measures determined in accordance with GAAP, including net income (loss), income (loss) from operations, or net cash provided by (used in) operating activities. We caution investors that amounts presented in accordance with our definitions of these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies because not all companies calculate non-GAAP measures in the same manner. We urge investors to review the reconciliations included below of these non-GAAP financial measures from the most comparable financial measures determined in accordance with GAAP.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP performance measure that we define as net income (loss) excluding: benefit/provision for income taxes, non-operating income/expense items, and depreciation and amortization; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, cost reduction, or organizational restructuring items that management does not consider as part of our underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items included non-cash impairment charges, gain/loss on facility lease termination and modification, operating lease expense adjustment, amortization of deferred gain, change in future service obligation, non-cash stock-based compensation expense, and transaction and organizational restructuring costs. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity, our assessment of options and alternatives to enhance stockholder value, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance and retention costs. During the first quarter of 2019, we modified our definition of Adjusted EBITDA to exclude transaction and organizational restructuring costs, and amounts for all periods herein reflect application of the modified definition.

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

The table below reconciles Adjusted EBITDA from our net income (loss).

	Years Ended December 31,
(in thousands)	2019	2018
Net income (loss)	$(268,492)	$(528,352)
Provision (benefit) for income taxes	(2,269)	(49,456)
Equity in (earnings) loss of unconsolidated ventures	4,544	8,804
Debt modification and extinguishment costs	5,247	11,677
Loss (gain) on sale of assets, net	(7,245)	(293,246)
Other non-operating (income) loss	(14,765)	(14,099)
Interest expense	248,341	280,269
Interest income	(9,859)	(9,846)
Income (loss) from operations	(44,498)	(594,249)
Depreciation and amortization	379,433	447,455
Goodwill and asset impairment	49,266	489,893
Loss (gain) on facility lease termination and modification, net	3,388	162,001
Operating lease expense adjustment	(19,453)	(17,218)
Amortization of deferred gain	—	(4,358)
Non-cash stock-based compensation expense	23,026	26,067
Transaction and organizational restructuring costs	10,007	28,090
Adjusted EBITDA (1)	$401,169	$537,681

(1)	Adjusted EBITDA for the year ended December 31, 2019 includes a negative non-recurring net impact of $23.1 million from the application of the new lease accounting standard effective January 1, 2019.

Adjusted Free Cash Flow

Adjusted Free Cash Flow is a non-GAAP liquidity measure that we define as net cash provided by (used in) operating activities before: distributions from unconsolidated ventures from cumulative share of net earnings, changes in prepaid insurance premiums financed with notes payable, changes in operating lease liability for lease termination and modification, cash paid/received for gain/loss on facility lease termination and modification, and lessor capital expenditure reimbursements under operating leases; plus: property insurance proceeds and proceeds from refundable entrance fees, net of refunds; less: non-development capital expenditures and payment of financing lease obligations. Non-development capital expenditures are comprised of corporate and community-level capital expenditures, including those related to maintenance, renovations, upgrades, and other major building infrastructure projects for our communities and is presented net of lessor reimbursements. Non-development capital expenditures do not include capital expenditures for community expansions, major community redevelopment and repositioning projects, and the development of new communities. During the first quarter of 2019, we modified our definition of Adjusted Free Cash Flow to no longer adjust net cash provided by (used in) operating activities for changes in working capital items other than prepaid insurance premiums financed with notes payable and lease liability for lease termination and modification, and amounts for all periods herein reflect application of the modified definition.

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

The table below reconciles our Adjusted Free Cash Flow from our net cash provided by (used in) operating activities.

	Years Ended December 31,
(in thousands)	2019	2018
Net cash provided by (used in) operating activities	$216,412	$203,961
Net cash provided by (used in) investing activities	(225,539)	288,774
Net cash provided by (used in) financing activities	(139,394)	(325,063)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(148,521)	$167,672

Net cash provided by (used in) operating activities	$216,412	$203,961
Distributions from unconsolidated ventures from cumulative share of net earnings	(3,472)	(2,896)
Changes in operating lease liability related to lease termination	—	33,596
Cash paid for loss on facility operating lease termination and modification, net	—	21,044
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(31,305)	(10,400)
Non-development capital expenditures, net	(235,797)	(182,249)
Property insurance proceeds	—	1,292
Payment of financing lease obligations	(22,242)	(59,808)
Proceeds from refundable entrance fees, net of refunds	—	(422)
Adjusted Free Cash Flow	$(76,404)	$4,118

(1)	The calculation of Adjusted Free Cash Flow includes transaction and organizational restructuring costs of $10.0 million and $28.1 million for the years ended December 31, 2019 and 2018, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of December 31, 2019, we had approximately $2.3 billion of long-term fixed rate debt and $1.2 billion of long-term variable rate debt. For the year ended December 31, 2019, our total fixed-rate debt and variable-rate debt outstanding had a weighted average interest rate of 4.7%.

In the normal course of business, we enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of December 31, 2019, $2.3 billion, or 65.3%, of our long-term debt has fixed rates. As of December 31, 2019, $1.1 billion, or 31.8%, of our long-term debt is variable rate debt subject to interest rate cap agreements. The remaining $103.7 million, or 2.9%, of our long-term debt is variable rate debt not subject to any interest rate cap agreements. Our outstanding variable rate debt is indexed to LIBOR, and accordingly our annual interest expense related to variable rate debt is directly affected by movements in LIBOR. After consideration of hedging instruments currently in place, increases in LIBOR of 100, 200 and 500 basis points would have resulted in additional annual interest expense of $12.6 million, $25.2 million and $38.8 million, respectively. Certain of the Company's variable debt instruments include springing provisions that obligate the Company to acquire additional interest rate caps in the event that LIBOR increases above certain levels, and the implementation of those provisions would result in additional mitigation of interest costs.

Item 8.	Financial Statements and Supplementary Data

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Brookdale Senior Living Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included in the Index at Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Goodwill for Impairment
Description of the Matter
As of December 31, 2019, the Company's consolidated balance sheet included goodwill of $154.1 million. As discussed in Notes 2 and 5 to the consolidated financial statements, goodwill is qualitatively, and when necessary quantitatively, tested for impairment at least annually during the fourth quarter at the reporting unit level.

Auditing management's evaluation of goodwill allocated to the health care services reporting unit for impairment was complex and involved a high degree of subjectivity due to the significant estimation required to estimate the fair value of the health care services reporting unit. In particular, the fair value estimate was sensitive to significant assumptions including the estimation of revenue and expense growth rates, discount rates, and earnings multiples, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's goodwill impairment review process, including controls over management's review of the significant assumptions described above.

To test the estimated fair value of the Company's health care services reporting unit, we performed audit procedures that included, among others, assessing the methodologies used to estimate fair value, testing the significant assumptions used to develop the fair value estimate, and testing the underlying data used by the Company in its analysis for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends, and evaluated whether changes to the Company's business and other relevant factors would affect the significant assumptions. The evaluation of the Company's methodology and key assumptions was performed with the assistance of our valuation specialists. We assessed the historical accuracy of the Company's estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the health care services reporting unit that would result from changes in the significant assumptions.

Evaluation of Property, Plant and Equipment and Leasehold Intangibles, Net and Operating Lease Right-of-Use Assets for Impairment
Description of the Matter
As of December 31, 2019, the Company's consolidated balance sheet included property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets of $5.1 billion and $1.2 billion, respectively. As discussed in Notes 2 and 5 to the consolidated financial statements, property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets are routinely evaluated for indicators of impairment. For property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets with indicators of impairment, the Company compares the estimated undiscounted future cash flows of each long-lived asset group to its carrying amount. If the long-lived asset group's carrying amount exceeds its estimated undiscounted future cash flows, the fair value of the long-lived asset group is then estimated by management and compared to its carrying amount. An impairment charge is recognized on these long-lived assets when carrying amount exceeds fair value.

Auditing management's evaluation of property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets for impairment was complex and involved a high degree of subjectivity due to the significant estimation required to determine the estimated undiscounted future cash flows and fair values of long-lived asset groups where indicators of impairment were determined to be present. In particular, the future cash flows and fair value estimates were sensitive to significant assumptions including the estimation of revenue and expense growth rates and capitalization rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to evaluate property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets for impairment, including controls over management's review of the significant assumptions described above.

To test the Company's evaluation of long-lived asset groups for impairment, we performed audit procedures that included, among others, assessing the methodologies used to estimate future cash flows and estimate fair values, testing the significant assumptions used to develop the estimates of future cash flows and fair values, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company's business and other relevant factors would affect the significant assumptions. The evaluation of the Company's methodology and key assumptions was performed with the assistance of our valuation specialists. We assessed the historical accuracy of the Company's estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the undiscounted future cash flows and fair values of the long-lived asset groups that would result from changes in the key assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1993
Chicago, Illinois
February 19, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Brookdale Senior Living Inc.

Opinion on Internal Control over Financial Reporting

We have audited Brookdale Senior Living Inc.'s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included in the Index at Item 15 and our report dated February 19, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 19, 2020

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$240,227	$398,267
Marketable securities	68,567	14,855
Restricted cash	26,856	27,683
Accounts receivable, net	133,613	133,905
Assets held for sale	42,671	93,117
Prepaid expenses and other current assets, net	84,241	106,189
Total current assets	596,175	774,016
Property, plant and equipment and leasehold intangibles, net	5,109,834	5,275,427
Operating lease right-of-use assets	1,159,738	—
Restricted cash	34,614	24,268
Investment in unconsolidated ventures	21,210	27,528
Goodwill	154,131	154,131
Other intangible assets, net	35,198	51,472
Other assets, net	83,533	160,418
Total assets	$7,194,433	$6,467,260
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$339,413	$294,426
Current portion of financing lease obligations	63,146	23,135
Current portion of operating lease obligations	193,587	—
Trade accounts payable	104,721	95,049
Accrued expenses	266,703	298,227
Refundable fees and deferred revenue	79,402	62,494
Total current liabilities	1,046,972	773,331
Long-term debt, less current portion	3,215,710	3,345,754
Financing lease obligations, less current portion	771,434	851,341
Operating lease obligations, less current portion	1,277,178	—
Deferred liabilities	7,569	262,761
Deferred tax liability	15,397	18,371
Other liabilities	161,448	197,289
Total liabilities	6,495,708	5,448,847
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2019 and December 31, 2018; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at December 31, 2019 and December 31, 2018; 199,593,343 and 196,815,254 shares issued and 192,128,586 and 192,356,051 shares outstanding (including 7,252,459 and 5,756,435 unvested restricted shares), respectively	1,996	1,968
Additional paid-in-capital	4,172,099	4,151,147
Treasury stock, at cost; 7,464,757 and 4,459,203 shares at December 31, 2019 and December 31, 2018, respectively	(84,651)	(64,940)
Accumulated deficit	(3,393,088)	(3,069,272)
Total Brookdale Senior Living Inc. stockholders' equity	696,356	1,018,903
Noncontrolling interest	2,369	(490)
Total equity	698,725	1,018,413
Total liabilities and equity	$7,194,433	$6,467,260
See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Revenue
Resident fees	$3,209,931	$3,449,211	$3,780,140
Management fees	57,108	71,986	75,845
Reimbursed costs incurred on behalf of managed communities	790,049	1,010,229	891,131
Total revenue	4,057,088	4,531,426	4,747,116

Expense
Facility operating expense (excluding facility depreciation and amortization of $349,215, $407,427 and $430,288, respectively)	2,390,495	2,453,328	2,602,155
General and administrative expense (including non-cash stock-based compensation expense of $23,026, $26,067 and $27,832, respectively)	219,289	259,475	278,019
Facility operating lease expense	269,666	303,294	339,721
Depreciation and amortization	379,433	447,455	482,077
Goodwill and asset impairment	49,266	489,893	409,782
Loss (gain) on facility lease termination and modification, net	3,388	162,001	14,276
Costs incurred on behalf of managed communities	790,049	1,010,229	891,131
Total operating expense	4,101,586	5,125,675	5,017,161
Income (loss) from operations	(44,498)	(594,249)	(270,045)

Interest income	9,859	9,846	4,623
Interest expense:
Debt	(177,718)	(188,505)	(172,635)
Financing lease obligations	(66,353)	(83,604)	(140,664)
Amortization of deferred financing costs and debt discount	(4,057)	(7,757)	(12,681)
Change in fair value of derivatives	(213)	(403)	(174)
Debt modification and extinguishment costs	(5,247)	(11,677)	(12,409)
Equity in earnings (loss) of unconsolidated ventures	(4,544)	(8,804)	(14,827)
Gain (loss) on sale of assets, net	7,245	293,246	19,273
Other non-operating income (loss)	14,765	14,099	11,418
Income (loss) before income taxes	(270,761)	(577,808)	(588,121)
Benefit (provision) for income taxes	2,269	49,456	16,515
Net income (loss)	(268,492)	(528,352)	(571,606)
Net (income) loss attributable to noncontrolling interest	561	94	187
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(267,931)	$(528,258)	$(571,419)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(1.44)	$(2.82)	$(3.07)

Weighted average shares used in computing basic and diluted net loss per share	185,907	187,468	186,155
See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Total equity, balance at beginning of period	$1,018,413	$1,530,291	$2,077,732

Common stock:
Balance at beginning of period	$1,968	$1,913	$1,900
Issuance of common stock under Associate Stock Purchase Plan	2	1	2
Restricted stock, net	31	26	14
Shares withheld for employee taxes	(5)	(4)	(3)
Other, net	—	32	—
Balance at end of period	$1,996	$1,968	$1,913
Additional paid-in-capital:
Balance at beginning of period	$4,151,147	$4,126,549	$4,102,397
Compensation expense related to restricted stock grants	23,026	26,067	27,832
Issuance of common stock under Associate Stock Purchase Plan	1,160	1,468	2,039
Restricted stock, net	(31)	(26)	(14)
Shares withheld for employee taxes	(3,308)	(3,057)	(5,886)
Other, net	105	146	181
Balance at end of period	$4,172,099	$4,151,147	$4,126,549
Treasury stock:
Balance at beginning of period	$(64,940)	$(56,440)	$(56,440)
Purchase of treasury stock	(19,711)	(8,500)	—
Balance at end of period	$(84,651)	$(64,940)	$(56,440)
Accumulated deficit:
Balance at beginning of period	$(3,069,272)	$(2,541,294)	$(1,969,875)
Cumulative effect of change in accounting principle (Note 2)	(55,885)	—	—
Net income (loss)	(267,931)	(528,258)	(571,419)
Other, net	—	280	—
Balance at end of period	$(3,393,088)	$(3,069,272)	$(2,541,294)
Noncontrolling interest:
Balance at beginning of period	$(490)	$(437)	$(250)
Net income (loss) attributable to noncontrolling interest	(561)	(94)	(187)
Noncontrolling interest contribution	6,566	41	—
Noncontrolling interest distribution	(3,146)	—	—
Balance at end of period	$2,369	$(490)	$(437)
Total equity, balance at end of period	$698,725	$1,018,413	$1,530,291
Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	192,356	191,276	190,046
Issuance of common stock under Associate Stock Purchase Plan	181	207	181
Restricted stock, net	3,073	2,593	1,421
Shares withheld for employee taxes	(476)	(439)	(372)
Purchase of treasury stock	(3,005)	(1,281)	—
Balance at end of period	192,129	192,356	191,276
See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(268,492)	$(528,352)	$(571,606)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Debt modification and extinguishment costs	5,247	11,677	12,409
Depreciation and amortization, net	383,490	455,212	494,758
Goodwill and asset impairment	49,266	489,893	409,782
Equity in (earnings) loss of unconsolidated ventures	4,544	8,804	14,827
Distributions from unconsolidated ventures from cumulative share of net earnings	3,472	2,896	8,258
Amortization of deferred gain	—	(4,358)	(4,366)
Amortization of entrance fees	(1,634)	(1,670)	(2,901)
Proceeds from deferred entrance fee revenue	3,544	3,218	5,712
Deferred income tax (benefit) provision	(2,654)	(52,367)	(15,309)
Operating lease expense adjustment	(19,453)	(17,218)	(20,990)
Change in fair value of derivatives	213	403	174
Loss (gain) on sale of assets, net	(7,245)	(293,246)	(19,273)
Loss (gain) on facility lease termination and modification, net	3,388	140,957	14,276
Non-cash stock-based compensation expense	23,026	26,067	27,832
Non-cash interest expense on financing lease obligations	—	10,894	17,744
Non-cash management contract termination gain	(969)	(8,724)	—
Other	(8,700)	(1,292)	(8,819)
Changes in operating assets and liabilities:
Accounts receivable, net	292	(4,964)	12,747
Prepaid expenses and other assets, net	55,873	26,762	21,970
Trade accounts payable and accrued expenses	(12,984)	(37,307)	(4,527)
Refundable fees and deferred revenue	(25,117)	(128)	(14,339)
Operating lease assets and liabilities for lessor capital expenditure reimbursements	31,305	10,400	—
Operating lease assets and liabilities for lease termination	—	(33,596)	—
Net cash provided by (used in) operating activities	216,412	203,961	378,359
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	(859)	1,163	(2,113)
Purchase of marketable securities	(186,224)	(14,823)	(341,187)
Sale and maturities of marketable securities	134,000	293,273	50,000
Capital expenditures, net of related payables	(304,092)	(225,473)	(213,887)
Acquisition of assets, net of related payables and cash received	(497)	(271,771)	(5,196)
Investment in unconsolidated ventures	(4,346)	(9,124)	(199,017)
Distributions received from unconsolidated ventures	9,635	12,850	29,035
Proceeds from sale of assets, net	92,735	499,807	70,507
Proceeds from notes receivable	34,109	1,580	975
Property insurance proceeds	—	1,292	8,550
Net cash provided by (used in) investing activities	(225,539)	288,774	(602,333)
Cash Flows from Financing Activities
Proceeds from debt	321,996	606,921	1,307,205
Repayment of debt and financing lease obligations	(427,923)	(896,744)	(1,054,161)
Proceeds from line of credit	—	200,000	100,000
Repayment of line of credit	—	(200,000)	(100,000)
Purchase of treasury stock, net of related payables	(23,955)	(4,256)	—
Payment of financing costs, net of related payables	(7,309)	(16,317)	(17,269)
Proceeds from refundable entrance fees, net of refunds	—	(422)	(2,179)
Payments for lease termination	—	(12,548)	(552)
Payments of employee taxes for withheld shares	(3,313)	(3,061)	(5,889)
Other	1,110	1,364	2,043
Net cash provided by (used in) financing activities	(139,394)	(325,063)	229,198
Net increase (decrease) in cash, cash equivalents, and restricted cash	(148,521)	167,672	5,224
Cash, cash equivalents, and restricted cash at beginning of period	450,218	282,546	277,322
Cash, cash equivalents, and restricted cash at end of period	$301,697	$450,218	$282,546

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

Principles of Consolidation

The consolidated financial statements include the accounts of Brookdale and its consolidated subsidiaries. The ownership interest of consolidated entities not wholly-owned by the Company are presented as noncontrolling interests in the accompanying consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation, and net income (loss) is reduced by the portion of net income (loss) attributable to noncontrolling interests. The Company reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting.

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

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenue, goodwill and asset impairments, self-insurance reserves, performance-based compensation, the allowance for credit losses, depreciation and amortization, leasing transactions, income taxes, and other contingencies. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from the original estimates.

Revenue Recognition

Resident Fees

Resident fee revenue is reported at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations are determined based on the nature of the services provided. Resident fee revenue is recognized as performance obligations are satisfied.

Under the Company's senior living residency agreements, which are generally for a contractual term of 30 days to one year, the Company provides senior living services to residents for a stated daily or monthly fee. The Company has elected the lessor practical expedient within ASC 842, Leases ("ASC 842") and recognizes, measures, presents, and discloses the revenue for services under the Company's senior living residency agreements based upon the predominant component, either the lease or nonlease component, of the contracts. The Company has determined that the services included under the Company's independent living, assisted living, and memory care residency agreements have the same timing and pattern of transfer and are performance obligations that are satisfied over time. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers ("ASC 606") for its independent living, assisted living, and memory care residency agreements for which it has estimated that the nonlease components of such residency agreements are the predominant component of the contract.

The Company enters into contracts to provide home health, hospice, and outpatient therapy services. Each service provided under the contract is capable of being distinct, and thus, the services are considered individual and separate performance obligations. The performance obligations are satisfied as services are provided and revenue is recognized as services are provided.

The Company receives payment for services under various third-party payor programs which include Medicare, Medicaid, and other third-party payors. Estimates for settlements with third-party payors for retroactive adjustments from estimated reimbursements due to audits, reviews, or investigations are included in the determination of the estimated transaction price for providing services. The Company estimates the transaction price based on the terms of the contract with the payor, correspondence with the payor, and historical payment trends. Changes to these estimates for retroactive adjustments are recognized in the period the change or adjustment becomes known or when final settlements are determined.

Management Services

The Company manages certain communities under contracts which provide periodic management fee payments to the Company and reimbursement for costs and expense related to such communities. Management fees are generally determined by an agreed upon percentage of gross revenues (as defined in the management agreement). Certain management contracts also provide for an annual incentive fee to be paid to the Company upon achievement of certain metrics identified in the contract. The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company estimates the amount of incentive fee revenue expected to be earned, if any, during the annual contract period and revenue is recognized as services are provided. The Company's estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in "reimbursed costs incurred on behalf of managed communities" on the consolidated statements of operations. The related costs are included in "costs incurred on behalf of managed communities" on the consolidated statements of operations.

Lease Accounting

Refer to the Company's revenue recognition policy for discussion of the accounting policy for residency agreements, which include a lease component.

The following is the Company's lease accounting policy subsequent to the adoption of ASC 842 on January 1, 2019. Refer to Recently Adopted Accounting Pronouncements in this Note 2 for significant changes that resulted from the adoption. The Company, as lessee, recognizes a right-of-use asset and a lease liability on the Company's consolidated balance sheet for its community, office, and equipment leases. As of the commencement date of a lease, a lease liability and corresponding right-of-use asset is established on the Company's consolidated balance sheet at the present value of future minimum lease payments. The Company's community leases generally contain fixed annual rent escalators or annual rent escalators based on an index, such as the consumer price index. The future minimum lease payments recognized on the consolidated balance sheet include fixed payments (including in-substance fixed payments) and variable payments estimated utilizing the index or rate on the lease commencement date. The Company recognizes lease expense as incurred for additional variable payments. For the Company's leases that do not contain an implicit rate, the Company utilizes its estimated incremental borrowing rate to determine the present value of lease payments based on information available at commencement of the lease. The Company's estimated incremental borrowing rate reflects the fixed rate at which the Company could borrow a similar amount for the same term on a collateralized basis. The Company elected the short-term lease exception policy which permits leases with an initial term of 12 months or less to not be recorded on the Company's consolidated balance sheet and instead to be recognized as lease expense as incurred.

The Company, as lessee, makes a determination with respect to each of its community, office, and equipment leases as to whether each should be accounted for as an operating lease or financing lease. The classification criteria is based on estimates regarding the fair value of the leased asset, minimum lease payments, effective cost of funds, economic life of the asset, and certain other terms in the lease agreements.

Lease right-of-use assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of right-of-use assets are assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset, calculated utilizing the lowest level of identifiable cash flows. If estimated future undiscounted net cash flows are less than the carrying amount of the asset then the fair value of the asset is estimated. The impairment expense is determined by comparing the estimated fair value of the asset to its carrying amount, with any amount in excess of fair value recognized as an expense in the current period. Undiscounted cash flow projections and estimates of fair value amounts are based on a number of assumptions such as revenue and expense growth rates and estimated lease coverage ratios (Level 3).

Operating Leases

The Company recognizes operating lease expense for actual rent paid, generally plus or minus a straight-line adjustment for estimated minimum lease escalators if applicable. The right-of-use asset is generally reduced each period by an amount equal to the difference between the operating lease expense and the amount of expense on the lease liability utilizing the effective interest method. Subsequent to the impairment of an operating lease right-of-use asset, the Company recognizes operating lease expense consisting of the reduction of the right-of-use asset on a straight-line basis over the remaining lease term and the amount of expense on the lease liability utilizing the effective interest method.

Financing Leases

Financing lease right-of-use assets are recognized within property, plant and equipment and leasehold intangibles, net on the Company's consolidated balance sheets. The Company recognizes interest expense on the financing lease liabilities utilizing the effective interest method. The right-of-use asset is generally amortized to depreciation and amortization expense on a straight-line basis over the lease term unless the lease contains an option to purchase the underlying asset that the Company is reasonably certain to exercise. If the Company is reasonably certain to exercise the purchase option, the asset is amortized over the useful life.

Sale-Leaseback Transactions

For transactions in which an owned community is sold and leased back from the buyer (sale-leaseback transactions), the Company recognizes an asset sale and lease accounting is applied if the Company has transferred control of the community. For such transactions, the Company removes the transferred assets from the consolidated balance sheet and a gain or loss on the sale is recognized for the difference between the carrying amount of the asset and the transaction price for the sale transaction.

For sale‑leaseback transactions in which the Company has not transferred control of the underlying asset, the Company does not recognize an asset sale or derecognize the underlying asset until control is transferred. For such transactions, the Company continues to recognize the assets within property, plant and equipment and leasehold intangibles, net and continues to depreciate the asset over its useful life. Additionally, the Company accounts for any amounts received as a financing lease liability and the Company recognizes interest expense on the financing lease liability utilizing the effective interest method with the interest expense limited to an amount that is not greater than the cash payments on the financing lease liability over the term of the lease.

Gain (Loss) on Sale of Assets

The Company regularly enters into real estate transactions which may include the disposal of certain communities, including the associated real estate. The Company recognizes gain or loss from real estate sales when the transfer of control is complete.

The Company recognizes gain or loss from the sale of equity method investments when the transfer of control is complete and the Company has no continuing involvement with the transferred financial assets.

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

For acquisitions of a business, the Company accounts for the transaction as a business combination pursuant to the acquisition method and assets acquired and liabilities assumed, including identified intangible assets and liabilities, are recorded at fair value. In determining the allocation of the purchase price of companies and communities to net tangible and identified intangible assets acquired and liabilities assumed, the Company makes estimates of fair value using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities, and/or independent appraisals.

In connection with a business combination, the excess of the fair value of liabilities assumed and common stock issued and cash paid over the fair value of identifiable assets acquired is allocated to goodwill. Transaction costs associated with business combinations are expensed as incurred. See "Recently Adopted Accounting Pronouncements" within this footnote for more information related to the adoption of ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01").

Deferred Financing Costs

Third-party fees and costs incurred to obtain debt are recorded as a direct adjustment to the carrying amount of debt and amortized on a straight-line basis, which approximates the effective yield method, over the term of the related debt. Unamortized deferred financing fees are written-off if the associated debt is retired before the maturity date. Upon the refinancing of mortgage debt or amendment of the line of credit, unamortized deferred financing fees and additional financing costs incurred are accounted for in accordance with ASC 470-50, Debt Modifications and Extinguishments.

Stock-Based Compensation

Measurement of the cost of employee services received in exchange for stock compensation is based on the grant-date fair value of the employee stock awards, which is based on the quoted price of the Company's common shares on the grant date for the majority of the Company's awards. Generally, this cost is recognized as compensation expense ratably over the employee's requisite service period. The Company recognizes forfeitures as they occur and any previously recognized compensation expense is reversed for forfeited awards. Awards that vest over a requisite service period, other than those with performance or market conditions, generally vest ratably in annual installments over a period of three to four years. Incremental compensation costs arising from subsequent modifications of awards after the grant date are recognized when incurred.

Certain of the Company's employee stock awards vest only upon the achievement of performance conditions. The Company recognizes compensation cost only when achievement of performance conditions is considered probable. Consequently, the Company’s determination of the amount of stock compensation expense requires judgment in estimating the probability of achievement of these performance conditions. Performance conditioned awards that vest dependent upon attainment of various levels of performance that equal or exceed threshold levels generally vest based upon performance at the end of a three-year performance period. The number of shares that ultimately vest can range from 0% to 125% of the stock awards granted depending on the level of achievement of the performance criteria.

Certain of the Company's employee stock awards vest only upon the achievement of a market condition where the measurement period is three years and vesting of the awards is based on the Company's level of attainment of a specified total stockholder return relative to the percentage appreciation of a specified index of companies for the respective three-year measurement period. Compensation expense for awards with market conditions is recognized over the service period, which is generally four years, and the actual achievement of the market condition does not impact expense recognition. The Company uses a Monte Carlo valuation model to estimate the grant date fair value of such awards. Depending on the results achieved during the three-year measurement period, the number of shares that ultimately vest may range from 0% to 150% of the stock awards granted. The expected volatility of the Company's common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period and for awards granted in 2019, the expected weighted average volatility was 45.2%. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year measurement period, and for awards granted in 2019 the weighted average risk free interest rate was 2.4%.

For all share-based awards with graded vesting other than performance conditioned awards, the Company records compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period. For performance conditioned awards, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance condition is deemed probable of achievement. Performance conditions are evaluated quarterly. If such conditions are not ultimately met or it is not probable the conditions will be achieved, no compensation expense for performance conditioned awards is recognized and any previously recognized compensation expense is reversed.

Income Taxes

The Company accounts for income taxes under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities using the tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. When it is determined that it is more likely than not that the Company will be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset is made and reflected in income. This determination is made by considering various factors, including the reversal and timing of existing temporary differences, tax planning strategies, and estimates of future taxable income exclusive of the reversal of temporary differences.

Fair Value of Financial Instruments

Fair value measurements are based on a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

Level 1 – quoted prices (unadjusted) for identical assets or liabilities in active markets;
Level 2 – quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to their short maturity of 90 days or less. Restricted cash consists principally of deposits required by certain lenders and lessors pursuant to the applicable agreement and consists of the following:

	December 31,
(in thousands)	2019	2018
Current:
Real estate tax and property insurance escrows	$16,299	$18,177
Replacement reserve escrows	9,071	8,273
Resident deposits	475	489
Other	1,011	744
Subtotal	26,856	27,683
Long term:
Insurance deposits	23,692	14,370
CCRCs escrows	10,641	9,618
Debt service reserve	281	280
Subtotal	34,614	24,268
Total	$61,470	$51,951

Marketable Securities

Marketable securities are investments in commercial paper and short-term corporate bond instruments with maturities of greater than 90 days as of their acquisition date by the Company.

Accounts Receivable, Net

Accounts receivable are reported net of an allowance for credit losses to represent the Company's estimate of inherent losses at the balance sheet date. The allowance for credit losses was $7.8 million and $7.9 million as of December 31, 2019 and 2018, respectively. The adequacy of the Company's allowance for credit losses is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary.

Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Contractual or cost related adjustments from Medicare or Medicaid are accrued when assessed (without regard to when the assessment is paid or withheld). Subsequent adjustments to these accrued amounts are recorded in net revenues when known. A reserve for estimated retroactive adjustments was $17.9 million and $16.9 million as of December 31, 2019 and 2018, respectively.

Assets Held for Sale

The Company designates communities as held for sale when certain criteria are met, including when management has committed to a plan to sell the community and the sale is probable within one year of the reporting date. The Company records these assets on the consolidated balance sheet at the lesser of the carrying amount and fair value less estimated selling costs. If the carrying amount is greater than the fair value less the estimated selling costs, the Company records an impairment charge. The Company evaluates the fair value of the assets held for sale each period to determine if it has changed. The long-lived assets are not depreciated while classified as held for sale.

Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Life (in years)
Buildings and improvements	40
Furniture and equipment	3 – 10
Resident lease intangibles	1 – 3

Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over the estimated useful life of the renovations or improvements. For communities subject to operating or financing leases, leasehold improvements are depreciated over the shorter of the estimated useful life of the assets or the term of the lease. For financing leases that have a purchase option the Company is reasonably certain to exercise, the leasehold improvements are depreciated over their estimated useful life. Facility operating expense excludes facility depreciation and amortization.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, the Company is required to recognize an impairment loss. The impairment loss is measured by the amount by which the carrying amount of the asset exceeds its estimated fair value, with any amount in excess of fair value recognized as an expense in the current period. Undiscounted cash flow projections and estimates of fair value amounts are based on a number of assumptions such as revenue and expense growth rates, estimated holding periods, and estimated capitalization rates (Level 3).

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

The initial carrying amount of investments in unconsolidated ventures is based on the amount paid to purchase the investment interest contributed to the unconsolidated ventures. The Company's reported share of earnings of an unconsolidated venture is adjusted for the impact, if any, of basis differences between its carrying amount of the equity investment and its share of the venture's underlying assets.

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

Goodwill and Intangible Assets

The Company tests goodwill for impairment annually during the fourth quarter or more frequently if indicators of impairment arise. Factors the Company considers important in its analysis of whether an indicator of impairment exists include a significant decline in the Company's stock price or market capitalization for a sustained period since the last testing date, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If so, the Company performs a quantitative goodwill impairment test based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit's carrying amount. The fair values used in the quantitative goodwill impairment test are estimated using Level 3 inputs based upon discounted future cash flow projections for the reporting unit. These cash flow projections are based upon a number of estimates and assumptions such as revenue and expense growth rates, capitalization rates, and discount rates. The Company also considers market-based measures such as earnings multiples in its analysis of estimated fair values of its reporting units. If the quantitative goodwill impairment test results in a reporting unit's carrying amount exceeding its estimated fair value, an impairment charge will be recorded based on the difference, with the impairment charge limited to the amount of goodwill allocated to the reporting unit.

Acquired intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and all intangible assets are reviewed for impairment if indicators of impairment arise. The evaluation of impairment for definite-lived intangibles is based upon a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset (Level 3 input). If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then the fair value of the asset is estimated. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying amount, with any shortfall from fair value recognized as an expense in the current period.

Indefinite-lived intangible assets are not amortized but are tested for impairment annually during the fourth quarter or more frequently if indicators of impairment arise. The impairment test consists of a comparison of the estimated fair value using Level 3 inputs of the indefinite-lived intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment charge is recognized for that difference.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which amends the former accounting principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability on the consolidated balance sheet for most leases. Additionally, ASU 2016-02 made targeted changes to lessor accounting, including changes to align certain aspects with the revenue recognition model, and enhanced disclosure of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements ("ASU 2018-11"), which provides entities with a transition method option to not restate comparative periods presented, but to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, and a practical expedient allowing lessors to not separate nonlease components from the associated lease components when certain criteria are met. The Company adopted these lease accounting standards effective January 1, 2019 and utilized the modified retrospective transition method with no adjustments to comparative periods presented. Additionally, the Company elected the package of practical expedients within ASU 2016-02 that allows an entity to not reassess, as of January 1, 2019, its prior conclusions on whether an existing contract contains a lease, lease classification for existing leases, and whether costs incurred for existing leases qualify as initial direct costs. The Company did not elect the hindsight practical expedient which would have allowed it to revisit key assumptions, such as lease term, that were made when it originally entered into the lease.

The Company's adoption of ASU 2016-02 resulted in the recognition of operating lease liabilities of $1.6 billion and right-of-use assets of $1.3 billion on the consolidated balance sheet for its existing community, office, and equipment operating leases based on the remaining present value of the minimum lease payments as of January 1, 2019. The future minimum lease payments recognized on the consolidated balance sheet included fixed payments (including in-substance fixed payments) and variable payments estimated utilizing the index or rate as of January 1, 2019. Such right-of-use asset amounts were recognized based upon the amount of the recognized lease liabilities, adjusted for accrued lease payments, intangible assets, and the recognition of right-of-use asset impairments. As of December 31, 2018, the Company had a net liability of $231.4 million recognized on its consolidated balance sheet for accrued lease payments and intangible assets for operating leases. Additionally, $58.1 million of previously unrecognized right-of-use asset impairments were recognized as a cumulative effect adjustment to beginning accumulated deficit as of January 1, 2019. As a result of the Company's election of the package of practical expedients within ASU 2016-02, there were no changes to the classification of the Company's existing operating and financing leases as of January 1, 2019 and there were no changes to the amounts recognized on its consolidated balance sheet for its existing financing leases as of January 1, 2019. Additionally, the application of ASU 2016-02 resulted in a $10.2 million increase to the amount of asset impairment expense recognized for operating lease right-of-use assets for the year ended December 31, 2019.

Subsequent to the adoption of ASU 2016-02, lessors are required to separately recognize and measure the lease component of a contract with a customer utilizing the provisions of ASC 842 and the nonlease components utilizing the provisions of ASC 606. To separately account for the components, the transaction price is allocated among the components based upon the estimated stand-alone selling prices of the components. Additionally, certain components of a contract which were previously included within the lease element recognized in accordance with ASC 840, Leases ("ASC 840") prior to the adoption of ASU 2016-02 (such as common area maintenance services, other basic services, and executory costs) are recognized as nonlease components subject to the provisions of ASC 606 subsequent to the adoption of ASU 2016-02. However, entities are permitted to elect the practical expedient under ASU 2018-11 allowing lessors to not separate nonlease components from the associated lease components when certain criteria are met. Entities that elect to utilize the lease/nonlease component combination practical expedient under ASU 2018-11 upon initial application of ASC 842 are required to apply the practical expedient to all new and existing transactions within a class of underlying assets that qualify for the expedient as of the initial application date.

For the year ended December 31, 2018, the Company recognized revenue for housing services under independent living, assisted living, and memory care residency agreements in accordance with the provisions of the former lease accounting standard, ASC 840, and the Company recognized revenue for assistance with activities of daily living ("ADLs"), memory care services, healthcare, and personalized health services under independent living, assisted living, and memory care residency agreements in accordance with the provisions of ASC 606.

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

The nonlease components of the Company's independent living, assisted living, and memory care residency agreements are the predominant component of the contract for the Company's existing agreements as of January 1, 2019. As a result of the Company's election of the package of practical expedients within ASU 2016-02, the Company continued to recognize revenue for existing contracts as of December 31, 2018 over the lease term. In addition, ASU 2016-02 has changed the definition of initial direct costs of a lease, with the initial direct costs that are initially deferred and recognized over the term of the lease limited to costs that are both incremental and direct. The Company concluded that the contract origination costs recognized on the consolidated balance sheet as of December 31, 2018 were in excess of the initial direct costs that would have been deferred under the provisions of ASU 2016-02. As a result of the Company's election of the package of practical expedients, the contract origination costs recognized on the consolidated balance sheet as of December 31, 2018 continued to be amortized during 2019 over the lease term. Additionally, the Company concluded that certain costs previously deferred upon new contract origination are recognized within facility operating expense in 2019 as incurred.

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

The adoption of the new accounting standards resulted in the following adjustments to the Company's consolidated balance sheet as of January 1, 2019:

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01"), which clarifies the definition of a business to assist companies in determining whether transactions should be accounted for as an asset acquisition or a business combination. Under ASU 2017-01, if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business and the transaction is accounted for as an asset acquisition. Transaction costs associated with asset acquisitions are capitalized while those associated with business combinations are expensed as incurred. The Company adopted ASU 2017-01 on a prospective basis on January 1, 2018. The changes to the definition of a business may result in certain future acquisitions of real estate, communities, or senior housing operating companies being accounted for as asset acquisitions.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"), which intends to address the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2016-18 on January 1, 2018 and the changes required by ASU 2016-18 were applied retrospectively to all periods presented. The Company has identified that the inclusion of the change in restricted cash within the retrospective presentation of the statements of cash flows resulted in a $1.0 million increase to the amount of net cash used in investing activities for the year ended December 31, 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which clarifies how cash receipts and cash payments in certain transactions are presented in the statement of cash flows. Among other clarifications on the classification of certain transactions within the statement of cash flows, the amendments in ASU 2016-15 provide that debt prepayment and extinguishment costs will be classified within financing activities within the statement of cash flows. ASU 2016-15 is effective for the Company for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2016-15 on January 1, 2018 and the changes in classification within the statement of cash flows were applied retrospectively to all periods presented. The Company's retrospective application resulted in an $11.7 million increase to the amount of net cash provided by operating activities and an $11.7 million decrease to the amount of net cash provided by financing activities for the year ended December 31, 2017.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The five step model defined by ASU 2014-09 requires the Company to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when each performance obligation is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced disclosure of revenue arrangements. ASU 2014-09 may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). ASU 2014-09, as amended, was effective for the Company's fiscal year beginning January 1, 2018, and the Company adopted the new standard under the modified retrospective approach. Under the modified retrospective approach, the guidance is applied to the most current period presented, recognizing the cumulative effect of the adoption change as an adjustment to beginning retained earnings. The Company has determined that the adoption of ASU 2014-09 did not result in an adjustment to retained earnings as of January 1, 2018.

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

The Company has determined that the application of ASU 2014-09 resulted in no significant change to the annual amount of revenue recognized for management fees under the Company's community management agreements; however, the Company recognizes an estimated amount of incentive fee revenue earlier during the annual contract period. The Company has determined that the application of ASU 2014-09 resulted in a change to the amounts presented for revenue recognized for reimbursed costs incurred on behalf of managed communities and reimbursed costs incurred on behalf of managed communities with no net impact to the amount of income from operations, as a result of the combination of all community operations management activities as a single performance obligation for each contract. The Company recognized $1.0 billion of revenue for reimbursed costs incurred on behalf of managed communities and $1.0 billion of reimbursed costs incurred on behalf of managed communities for the year ended December 31, 2018, in accordance with ASU 2014-09. The impact to revenue for reimbursed costs incurred on behalf of managed communities and reimbursed costs incurred on behalf of managed communities as a result of applying ASC 606 was an increase of $46.1 million for the year ended December 31, 2018.

Additionally, real estate sales are within the scope of ASU 2014-09, as amended by ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05"), which clarifies the scope of subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. Under ASU 2014-09 and ASU 2017-05, the income recognition for real estate sales is largely based on the transfer of control versus continuing involvement under the former guidance. As a result, more transactions may qualify as sales of real estate and gains or losses may be recognized sooner. The Company adopted ASU 2014-09, as amended by ASU 2017-05, under the modified retrospective approach as of January 1, 2018 and now applies the five step revenue model to all subsequent sales of real estate.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which replaces the current incurred loss impairment methodology for credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivable and other financial instruments. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-13 effective January 1, 2020 and will recognize any cumulative effect of the adoption as an adjustment to beginning retained earnings with no adjustments to comparative periods presented. The impact of the adoption of ASU 2016-13 did not have a material effect to its consolidated financial statements and disclosures.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company's consolidated financial position or results of operations.

3.       Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. Potentially dilutive common stock equivalents include unvested restricted stock, vested and unvested restricted stock units, and convertible debt instruments and warrants.

During the years ended December 31, 2019, 2018, and 2017, the Company reported a consolidated net loss. As a result of the net loss, unvested restricted stock, restricted stock units, and convertible debt instruments and warrants were antidilutive for each year and were not included in the computation of diluted weighted average shares. The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 7.5 million, 6.4 million, and 5.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

For the years ended December 31, 2018 and 2017, the calculation of diluted weighted average shares excludes the impact of conversion of the principal amount of $316.3 million of the Company's 2.75% convertible senior notes which were repaid in cash at their maturity on June 15, 2018. Refer to Note 9 for more information about the Company's former convertible notes. As of December 31, 2017, the maximum number of shares issuable upon conversion of the notes was approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events). As of December 31, 2017, the maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash was approximately 3.0 million. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of December 31, 2018 and 2017, the number of shares issuable upon exercise of the warrants was approximately 0.5 million and 10.8 million, respectively. The option to exercise the remaining outstanding warrants expired unexercised during 2019.

4.       Acquisitions, Dispositions, and Other Significant Transactions

During 2017 through 2019, the Company disposed of an aggregate of 39 owned communities (3 in 2017, 22 in 2018, and 14 in 2019). The Company also entered into agreements with Welltower Inc. ("Welltower") and Ventas, Inc. ("Ventas") in 2018 and continued to execute on the transactions with Healthpeak Properties Inc. ("Healthpeak") (f/k/a HCP, Inc.) announced in 2016 and 2017, which together restructured a significant portion of the Company's triple-net lease obligations with the Company's largest lessors. As a result of such transactions, as well as other lease expirations and terminations, the Company's triple-net lease obligations on 204 communities were terminated from 2017 to 2019 (105 in 2017, 89 in 2018, and 10 in 2019). During this period the Company also sold its ownership interests in eight unconsolidated ventures and acquired six communities that it previously leased or managed. As of December 31, 2019, the Company owned 330 communities, leased 333 communities, managed 17 communities for which the Company had an equity interest, and managed 83 communities on behalf of third parties.

The following table sets forth the amounts included within the Company's consolidated financial statements for the 243 communities that it disposed through sales and lease terminations for the years ended December 31, 2019, 2018, and 2017 through the respective disposition dates:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Resident fees
Independent Living	$—	$81,280	$152,190
Assisted Living and Memory Care	20,891	256,038	476,677
CCRCs	33,189	53,215	113,493
Senior housing resident fees	54,080	390,533	742,360
Facility operating expense
Independent Living	—	48,154	90,134
Assisted Living and Memory Care	18,249	187,411	336,314
CCRCs	34,128	50,971	103,130
Senior housing facility operating expense	52,377	286,536	529,578
Cash lease payments	$1,694	$84,041	$178,187

As of December 31, 2019, three owned communities were classified as held for sale, resulting in $42.7 million being recorded as assets held for sale and $28.9 million of mortgage debt being included in the current portion of long-term debt within the consolidated balance sheet with respect to such communities. Two of such communities are in the CCRCs segment and one is in the Assisted Living and Memory Care segment. The closings of the various pending and expected transactions described below are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Completed Dispositions of Owned Communities

During the year ended December 31, 2019, the Company completed the sale of 14 owned communities for cash proceeds of $85.4 million, net of transaction costs, and recognized a net gain on sale of assets of $5.5 million. The Company utilized a portion of the cash proceeds from the asset sales to repay approximately $5.1 million of associated mortgage debt and debt prepayment penalties.

During the year ended December 31, 2018, the Company completed the sale of 22 owned communities for cash proceeds of $380.7 million, net of transaction costs, and recognized a net gain on sale of assets of $188.6 million. The Company utilized a portion of the cash proceeds from the asset sales to repay approximately $174.0 million of associated mortgage debt and debt prepayment penalties.

During the year ended December 31, 2017, the Company completed the sale of three owned communities for cash proceeds of $8.2 million, net of transaction costs.

2019 Healthpeak CCRC Venture and Master Lease Transactions
On October 1, 2019, the Company entered into definitive agreements, including a Master Transactions and Cooperation Agreement (the "MTCA") and an Equity Interest Purchase Agreement (the "Purchase Agreement"), providing for a multi-part transaction with Healthpeak. The parties subsequently amended the agreements to include one additional entry fee CCRC community as part of the sale of the Company's interest in its unconsolidated entry fee CCRC Venture with Healthpeak (the "CCRC Venture") (rather than removing the CCRC from the CCRC Venture for joint marketing and sale). The components of the multi-part transaction include:

•
CCRC Venture Transaction. Pursuant to the Purchase Agreement, on January 31, 2020, Healthpeak acquired the Company's 51% ownership interest in the CCRC venture, which held 14 entry fee CCRCs for a total purchase price of $295.2 million (representing an aggregate valuation of $1.06 billion less portfolio debt, subject to a net working capital adjustment), which remains subject to a post-closing net working capital adjustment. At the closing, the parties terminated the Company's existing management agreements with the 14 entry fee CCRCs, Healthpeak paid the Company a $100.0 million management agreement termination fee, and the Company transitioned operations of the entry fee CCRCs to a new operator. Prior to the January 31, 2020 closing, the parties moved two entry fee CCRCs into a new unconsolidated venture on substantially the same terms as the CCRC Venture to accommodate the sale of such two communities at a future date.

•
Master Lease Transactions. Pursuant to the MTCA, on January 31, 2020, the parties amended and restated the existing master lease pursuant to which the Company continues to lease 25 communities from Healthpeak, and the Company acquired 18 communities from Healthpeak, at which time the 18 communities were removed from the master lease. At the closing, the Company paid $405.5 million to acquire such communities and to reduce its annual rent under the amended and restated master lease. The Company funded the community acquisitions with $192.6 million of non-recourse mortgage financing and the proceeds from the multi-part transaction. In addition, Healthpeak has agreed to transition one leased community to a successor operator. With respect to the continuing 24 communities, the Company's amended and restated master lease: (i) has an initial term to expire on December 31, 2027, subject to two extension options at the Company's election for ten years each, which must be exercised with respect to the entire pool of leased communities; (ii) the initial annual base rent for the 24 communities is $41.7 million and is subject to an escalator of 2.4% per annum on April 1st of each year; and (iii) Healthpeak has agreed to make available up to $35 million for capital expenditures for a five-year period related to the 24 communities at an initial lease rate of 7.0%.

The Company expects the sales of the two remaining entry fee CCRCs to occur over the next 15 months; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur. Subsequent to these transactions, the Company will have exited substantially all of its entry fee CCRC operations.

2018 Welltower Lease and RIDEA Venture Restructuring

On June 27, 2018, the Company announced that it had entered into definitive agreements with Welltower. The components of the agreements include:

•
Lease Terminations. The Company and Welltower agreed to an early termination of the Company's triple-net lease obligations on 37 communities effective June 30, 2018. The communities were part of two lease portfolios due to mature in 2020 (10 communities) and 2028 (27 communities). The Company paid Welltower an aggregate lease termination fee of $58.0 million. The Company agreed to manage the foregoing 37 communities on an interim basis until the communities have been transitioned to new managers, and such communities are reported in the Management Services segment during such interim period. The Company recognized a $22.6 million loss on lease termination during the year ended December 31, 2018 for the amount by which the aggregate lease termination fee exceeded the net carrying amount of the Company's assets and liabilities under operating and financing leases as of the lease termination date.

•
Future Lease Terminations. The parties separately agreed to allow the Company to terminate leases with respect to, and to remove from the remaining Welltower leased portfolio, a number of communities with annual aggregate base rent up to $5.0 million upon Welltower's sale of such communities, and the Company would receive a corresponding 6.25% rent credit on Welltower's disposition proceeds. As of December 31, 2019, no leases have been terminated in accordance with the agreement.

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

2018 Ventas Lease Portfolio Restructuring

On April 26, 2018, the Company entered into several agreements to restructure a portfolio of 128 communities it leased from Ventas as of such date, including a Master Lease and Security Agreement (the "Ventas Master Lease"). The Ventas Master Lease amended and restated prior leases comprising an aggregate portfolio of 107 communities into the Ventas Master Lease. Under the Ventas Master Lease and other agreements entered into on April 26, 2018, the 21 additional communities leased by the Company from Ventas pursuant to separate lease agreements have been or will be combined automatically into the Ventas Master Lease upon the first to occur of Ventas' election or the repayment of, or receipt of lender consent with respect to, mortgage debt underlying such communities, 18 of which have been and three will be combined into the Ventas Master Lease. The Company and Ventas agreed to observe, perform, and enforce such separate leases as if they had been combined into the Ventas Master Lease effective April 26, 2018, to the extent not in conflict with any mortgage debt underlying such communities. The transaction agreements with Ventas further provide that the Ventas Master Lease and certain other agreements between the Company and Ventas are subject to cross-default provisions.

The initial term of the Ventas Master Lease ends December 31, 2025, with two 10-year extension options available to the Company. In the event of the consummation of a change of control transaction of the Company on or before December 31, 2025, the initial term of the Ventas Master Lease will be extended automatically through December 31, 2029. The Ventas Master Lease and separate lease agreements with Ventas, which are guaranteed at the parent level by the Company, provided for total rent in 2018 of $175.0 million for the 128 communities, including the pro-rata portion of an $8.0 million annual rent credit for 2018. The Company has received or will receive an annual rent credit of $8.0 million in 2019, $7.0 million in 2020, and $5.0 million thereafter; provided, that if a change of control of the Company occurs prior to 2021, the annual rent credit will be reduced to $5.0 million. Effective on January 1, 2019 and in succeeding years, the annual minimum rent is subject to an escalator equal to the lesser of 2.25% or four times the Consumer Price Index ("CPI") increase for the prior year (or zero if there was a CPI decrease).

The Ventas Master Lease requires the Company to spend (or escrow with Ventas) a minimum of $2,000 per unit per 24-month period commencing with the 24-month period ended December 31, 2019 and thereafter each 24-month period ending December 31 during the lease term, subject to annual increases commensurate with the escalator beginning with the second lease year of the first extension term (if any). If a change of control of the Company occurs, the Company will be required within 36 months following the closing of such transaction to invest (or escrow with Ventas) an aggregate of $30.0 million in the communities for revenue-enhancing capital projects.

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

Pursuant to the Ventas Master lease, the Company has exercised its right to direct Ventas to market for sale certain communities. Ventas is obligated to use commercially reasonable, diligent efforts to sell such communities on or before December 31, 2020 (subject to extension for regulatory purposes); provided, that Ventas' obligation to sell any such community will be subject to Ventas' receiving a purchase price in excess of a mutually agreed upon minimum sale price and to certain other customary closing conditions. Upon any such sale, such communities will be removed from the Ventas Master Lease, and the annual minimum rent under the Ventas Master Lease will be reduced by the amount of the net sale proceeds received by Ventas multiplied by 6.25%. During 2019, seven of such communities were sold by Ventas and removed from the Ventas Master Lease, and the annual minimum rent under the Ventas Master Lease was prospectively reduced by $1.7 million.

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

2017 Healthpeak Multi-Part Transaction

On November 2, 2017, the Company announced that it had entered into a definitive agreement for a multi-part transaction with Healthpeak. As part of such transaction, the Company entered into an Amended and Restated Master Lease and Security Agreement ("Former Healthpeak Master Lease") with Healthpeak effective as of November 1, 2017. The components of the multi-part transaction include:

•
Master Lease Transactions. The Company and Healthpeak amended and restated triple-net leases covering substantially all of the communities the Company leased from Healthpeak as of November 1, 2017 into the Former Healthpeak Master Lease. During the year ended December 31, 2018, the Company acquired two communities formerly leased for an aggregate purchase price of $35.4 million and leases with respect to 33 communities were terminated, and such communities were removed from the Former Healthpeak Master Lease, which completed the terminations of leases as provided in the Former Healthpeak Master Lease. The Company agreed to manage communities for which leases were terminated on an interim basis until the communities were transitioned to new managers, and such communities are reported in the Management Services segment during such interim period. As of December 31, 2019, the Company continued to lease 43 communities pursuant to the terms of the Former Healthpeak Master Lease, which had the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1, 2018, the Company received a $2.5 million annual rent reduction for two communities. The Former Healthpeak Master Lease also provides that the Company may engage in certain change in control and other transactions without the need to obtain Healthpeak's consent, subject to the satisfaction of certain conditions.

•
RIDEA Ventures Restructuring. Pursuant to the multi-part transaction agreement, Healthpeak acquired the Company's 10% ownership interest in one of the Company's RIDEA ventures with Healthpeak in December 2017 for $32.1 million (for which the Company recognized a $7.2 million gain on sale) and the Company's 10% ownership interest in the remaining RIDEA venture with Healthpeak in March 2018 for $62.3 million (for which the Company recognized a $41.7 million gain on sale). The Company provided management services to 59 communities on behalf of the two RIDEA ventures as of November 1, 2017. Pursuant to the multi-part transaction agreement, the Company acquired one community for an aggregate purchase price of $32.1 million in January 2018 and three communities for an aggregate purchase price of $207.4 million in April 2018 and retained management of 18 of such communities. The amended and restated management agreements for such 18 communities have a term set to expire in 2030, subject to certain early termination rights. In addition, Healthpeak was entitled to sell or transition operations and/or management of 37 of such communities. Management agreements for all 37 such communities were terminated by Healthpeak since November of 2017 (for which the Company recognized a $9.7 million non-cash management contract termination gain).

The Company financed the foregoing community acquisitions with non-recourse mortgage financing and proceeds from the sales of its ownership interest in the unconsolidated ventures. See Note 9 for more information regarding the non-recourse first mortgage financing.

In addition, the Company obtained future annual cash rent reductions and waived management termination fees in the multi-part transaction. As a result of the multi-part transaction, the Company reduced its lease liabilities by $9.7 million for the future annual cash rent reductions and recognized a $9.7 million deferred liability for the consideration received from Healthpeak in advance of the termination of the management agreements for the 37 communities.

As a result of the modification of the remaining lease term for communities subject to leases (under ASC 840), the Company reduced the carrying amount of lease obligations and assets under leases by $145.6 million in 2017. During the year ended December 31, 2018, the results and financial position of the 33 communities for which leases were terminated were deconsolidated from the Company prospectively upon termination of the lease obligations. The Company derecognized the $332.8 million carrying amount of the assets under financing leases and the $378.3 million carrying amount of financing lease obligations for 20 communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement. The Company recognized a sale for these 20 communities and recorded a non-cash gain on sale of assets of $44.2 million for the year ended December 31, 2018. Additionally, the Company recognized a non-cash gain on lease termination of $1.5 million for the year ended December 31, 2018, for the derecognition of the net carrying amount of the Company's assets and liabilities under operating and financing leases at the lease termination date.

Blackstone Venture

On March 29, 2017, the Company and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") formed a venture (the "Blackstone Venture") that acquired 64 senior housing communities for a purchase price of $1.1 billion. The Company had previously leased the 64 communities from Healthpeak under long-term lease agreements with a remaining average lease term of approximately 12 years. At the closing, the Blackstone Venture purchased the 64-community portfolio from Healthpeak subject to the existing leases, and the Company contributed its leasehold interests for 62 communities and a total of $179.2 million in cash to purchase a 15% equity interest in the Blackstone Venture, terminate leases, and fund its share of closing costs. As of the formation date, the Company continued to operate two of the communities under lease agreements and began managing 60 of the communities on behalf of the venture under a management agreement with the venture. Two of the communities were managed by a third party for the venture. The results and financial position of the 62 communities for which leases were terminated were deconsolidated from the Company prospectively upon formation of the Blackstone Venture. The Company accounted for the venture under the equity method of accounting.

Initially, the Company determined that the contributed carrying amount of the Company's investment was $66.8 million, representing the amount by which the $179.2 million cash contribution exceeded the carrying amount of the Company's liabilities under operating and financing leases contributed by the Company net of the carrying amount of the assets under such operating and financing leases. However, the Company estimated the fair value of its 15% equity interest in the Blackstone Venture at inception to be $47.1 million (using Level 3 inputs). As a result, the Company recorded a $19.7 million charge within goodwill and asset impairment expense for the three months ended March 31, 2017 for the amount of the contributed carrying amount in excess of the estimated fair value of the Company's investment.

During 2018, the Company recorded a $33.4 million non-cash impairment charge within goodwill and asset impairment expense to reflect the amount by which the carrying amount of the investment exceeded the estimated fair value (using Level 3 inputs).

Additionally, these transactions related to the Blackstone Venture required the Company to record a significant increase to the Company's existing tax valuation allowance, after considering the change in the Company's future reversal of estimated timing differences resulting from these transactions, primarily due to removing the deferred positions related to the contributed leases. During 2017, the Company recorded a provision for income taxes to establish an additional $85.0 million of valuation allowance against its federal and state net operating loss carryforwards and tax credits as the Company anticipates these carryforwards and credits will not be utilized prior to expiration. See Note 16 for more information about the Company's deferred income taxes.

During 2018, leases for the two communities owned by the Blackstone Venture were terminated and the Company sold its 15% equity interest in the Blackstone Venture to Blackstone. The Company paid Blackstone an aggregate fee of $2.0 million to complete the multi-part transaction and recognized a $3.8 million gain on sale of assets for the amount by which the net carrying amount of the Company's assets and liabilities disposed of exceeded the aggregate transaction cost.

Additional Healthpeak Lease Terminations

During the year ended December 31, 2017, triple-net leases with respect to 26 communities were terminated pursuant to agreements we entered into with Healthpeak on November 1, 2016. As a result of such lease terminations, during 2017 the Company derecognized the $145.3 million carrying value of the assets under financing leases and the $156.7 million carrying value of financing lease obligations for 21 communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement for accounting purposes, and recorded an $11.4 million gain on sale of assets.

5.       Fair Value Measurements

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to their short maturity of 90 days or less.

Marketable Securities

As of December 31, 2019, marketable securities of $68.6 million are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

Interest Rate Derivatives

The Company's derivative assets include interest rate caps that effectively manage the risk above certain interest rates for a portion of the Company's variable rate debt. The derivative positions are valued using models developed internally by the respective counterparty that use as their basis readily available observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy. The Company considers the credit risk of its counterparties when evaluating the fair value of its derivatives. The following table summarizes the Company's interest rate cap instruments as of December 31, 2019:

(in thousands)
Current notional balance	$1,272,486
Weighted average fixed cap rate	4.70%
Earliest maturity date	2020
Latest maturity date	2023
Estimated asset fair value (included in other assets, net at December 31, 2019)	$6
Estimated asset fair value (included in other assets, net at December 31, 2018)	$150

Debt

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding long-term debt with a carrying amount of approximately $3.6 billion as of both December 31, 2019 and 2018. Fair value of the long-term debt approximates carrying amount in all periods presented. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

Goodwill and Asset Impairment Expense

The following is a summary of goodwill and asset impairment expense.

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Goodwill (Note 8)	$—	$351.7	$205.0
Property, plant and equipment and leasehold intangibles, net (Note 7)	27.2	78.0	164.4
Operating lease right-of-use assets (Note 11)	10.2	—	—
Investment in unconsolidated ventures (Note 6)	—	33.4	25.8
Other intangible assets, net (Note 8)	10.2	9.1	14.6
Assets held for sale (Note 4)	1.3	15.6	—
Other assets	0.4	2.1	—
Goodwill and asset impairment	$49.3	$489.9	$409.8

Goodwill

During the three months ended September 30, 2017, the Company identified qualitative indicators of impairment of goodwill, including a significant decline in the Company's stock price and market capitalization for a sustained period since the last testing date, significant underperformance relative to historical and projected operating results, and an increased competitive environment in the senior living industry. Based upon the Company's qualitative assessment, the Company performed an interim quantitative goodwill impairment test as of September 30, 2017, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying amount.

In estimating the fair value of the reporting units for purposes of the quantitative goodwill impairment test, the Company utilized an income approach, which included future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at the cash flow projections, the Company considered its historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors. In using the income approach to estimate the fair value of reporting units for purposes of its goodwill impairment test, the Company made certain key assumptions. Those assumptions include future revenues, facility operating expenses, and cash flows, including sales proceeds that the Company would receive upon a sale of the communities using estimated capitalization rates, all of which are considered Level 3 inputs in the valuation hierarchy. The Company corroborated the estimated capitalization rates used in these calculations with capitalization rates observable from recent market transactions. Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The Company also considered market based measures such as earnings multiples in its analysis of estimated fair values of its reporting units.

Based on the results of the Company's quantitative goodwill impairment test, the Company determined that the carrying amount of the Company's Assisted Living and Memory Care reporting unit exceeded its estimated fair value by $205.0 million as of September 30, 2017. As a result, the Company recorded a non-cash impairment charge of $205.0 million to goodwill within the Assisted Living and Memory Care segment for the three months ended September 30, 2017. The Company concluded that the remaining goodwill for all reporting units was not impaired as of October 1, 2017 (the Company's annual measurement date) and as of December 31, 2017.

During the three months ended March 31, 2018, the Company identified qualitative indicators of impairment of goodwill, including a significant decline in the Company's stock price and market capitalization for a sustained period during the three months ended March 31, 2018. As a result, the Company performed an interim quantitative goodwill impairment test as of March 31, 2018, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying amount. In estimating the fair value of the reporting units for purposes of the quantitative goodwill impairment test, the Company utilized an income approach, which included future cash flow projections that are developed internally. Based on the results of the Company's quantitative goodwill impairment test, the Company determined that the carrying amount of the Company's Assisted Living and Memory Care reporting unit exceeded its estimated fair value by more than the $351.7 million carrying amount as of March 31, 2018. As a result, the Company recorded a non-cash impairment charge of $351.7 million to goodwill within the Assisted Living and Memory Care segment for the three months ended March 31, 2018.

The Company concluded that the remaining goodwill for all reporting units was not impaired as of October 1, 2019 and 2018 (the Company's annual measurement date) and as of December 31, 2019 and 2018. Goodwill allocated to the Company's Independent Living and Health Care Services reporting units is approximately $27.3 million and $126.8 million, respectively, as of December 31, 2019 and 2018.

Determining the fair value of the Company's reporting units involves the use of significant estimates and assumptions that are unpredictable and inherently uncertain. These estimates and assumptions include revenue and expense growth rates and operating margins used to calculate projected future cash flows and risk-adjusted discount rates. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments. Future events that may result in impairment charges include differences in the projected occupancy rates or monthly service fee rates, changes in the cost structure of existing communities, changes in reimbursement rates from Medicare for healthcare services, and changes in healthcare reform. Significant adverse changes in the Company's future revenues and/or operating margins, significant changes in the market for senior housing or the valuation of the real estate of senior living communities, as well as other events and circumstances, including, but not limited to, increased competition, changes in reimbursement rates from Medicare for healthcare services, and changing economic or market conditions, including market control premiums, could result in changes in fair value and the determination that additional goodwill is impaired.

Property, Plant and Equipment and Leasehold Intangibles, Net

During the years ended December 31, 2019, 2018 and 2017, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified properties and recorded an impairment charge for the excess of carrying amount over fair value. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $27.2 million, $78.0 million, and $164.4 million for the years ended December 31, 2019, 2018, and 2017, respectively, primarily within the Assisted Living and Memory Care segment.

The fair values of the property, plant and equipment of these communities were primarily determined utilizing a direct capitalization method considering stabilized facility operating income and market capitalization rates. These fair value measurements are considered Level 3 measurements within the valuation hierarchy. The range of capitalization rates utilized was 6.5% to 9.0%, depending upon the property type, geographical location, and the quality of the respective community. The Company corroborated the estimated fair values with a sales comparison approach with information observable from recent market transactions. These impairment charges are primarily due to lower than expected operating performance at these properties or the Company's decision to dispose of assets, either through sales or lease terminations, and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

Investment in Unconsolidated Ventures

The Company evaluates realization of its investment in ventures accounted for using the equity method if circumstances indicate that the Company's investment is other than temporarily impaired. During the years ended December 31, 2018 and 2017, the Company recorded $33.4 million and $25.8 million, respectively, of non-cash impairment charges related to investments in unconsolidated ventures. These impairment charges are primarily due to lower than expected operating performance at the communities owned by the unconsolidated ventures and reflect the amount by which the carrying amounts of the investments exceeded their estimated fair value. Refer to Note 4 for more information about the impairment of the Blackstone Venture. During the year ended December 31, 2019, the Company did not record impairment expense related to its investment in unconsolidated ventures.

Other Intangible Assets

During the years ended December 31, 2019, 2018, and 2017, the Company identified indicators of impairment for the Company's home health care licenses, primarily due to significant underperformance relative to historical and projected operating results, the impact of lower reimbursement rates from Medicare for home health care services, and an increased competitive environment in the home health care industry. The Company performed a quantitative impairment test, which included a comparison of the estimated fair value of the Company's home health care licenses to the carrying amount. In estimating the fair value of the home health licenses for purposes of the quantitative impairment test, the Company utilized an income approach, which included future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at the cash flow projections, the Company considered its historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors, all of which are considered Level 3 inputs in the valuation hierarchy. Based on the results of the Company's quantitative impairment test, the Company determined that the carrying amount of certain of the Company's home health care licenses exceeded their estimated fair value. As a result, the Company recorded a non-cash impairment charge of $7.6 million, $9.1 million, and $14.6 million for the years ended December 31, 2019, 2018, and 2017, respectively, to intangible assets within the Health Care Services segment.

Assets Held for Sale

During the years ended December 31, 2019 and 2018, the Company recognized $1.3 million and $15.6 million, respectively, of impairment charges related to assets held for sale. These impairment charges are primarily due to the excess of carrying amount over the estimated selling price less costs to dispose. The Company determines the fair value of the communities based primarily on purchase and sale agreements from prospective purchasers (Level 2 input). Refer to Note 4 for more information about the Company's community dispositions and assets held for sale.

Operating Lease Right-of-Use Assets

During the year ended December 31, 2019, the Company evaluated operating lease right-of-use assets for impairment and identified communities with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified communities and recorded an impairment charge for the excess of carrying amount over fair value. As a result, the Company recorded a non-cash impairment charge of $10.2 million for the year ended December 31, 2019 to operating lease right-of-use assets, primarily within the Assisted Living and Memory Care segment.

The Company's adoption of ASU 2016-02 resulted in the recognition of the right-of-use assets for the operating leases for 25 communities to be recognized on the consolidated balance sheet as of January 1, 2019 at the estimated fair value of $56.6 million, and $58.1 million of previously unrecognized right-of-use asset impairments were recognized as a cumulative effect adjustment to accumulated deficit as the Company determined that the long-lived assets of such communities were not recoverable as of such date.

The fair value of the right-of-use assets was estimated utilizing a discounted cash flow approach based upon historical and projected community cash flows and market data, including management fees and a market supported lease coverage ratio, all of which are considered Level 3 inputs. The Company corroborated the estimated management fee rates and lease coverage ratios used in these estimates with management fee rates and lease coverage ratios observable from recent market transactions. The estimated future cash flows were discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. See Note 2 for more information regarding the recognition of right-of-use assets for operating leases upon the adoption of ASU 2016-02.

6.       Investment in Unconsolidated Ventures

As of December 31, 2019, the Company held a 51% equity interest, and Healthpeak owned a 49% interest, in the CCRC Venture, which owned and operated sixteen entry fee CCRCs. The Company's interests in the CCRC Venture were accounted for under the equity method of accounting. Refer to Note 4 for information on the Company's sale of the equity interest in the CCRC Venture on January 31, 2020.

Summarized financial information of all unconsolidated ventures accounted for under the equity method was as follows (reflecting the period of the Company's ownership of an equity interest):

(in millions)	For the Years Ended December 31,
Statement of Operations Information	2019	2018	2017
Resident fee revenue	$436	$793	$1,354
Facility operating expense	(330)	(592)	(946)
Net income (loss)	$(9)	$(39)	$(81)

(in millions)	As of December 31,
Balance Sheet Information	2019	2018
Current assets	$68	$66
Noncurrent assets	1,100	1,148
Current liabilities	537	563
Noncurrent liabilities	$735	$715

During the year ended December 31, 2016, the CCRC Venture obtained non-recourse mortgage financing on certain communities and received proceeds of $434.5 million. The CCRC Venture distributed the net proceeds to its investors and the Company received proceeds of $221.6 million. As a result of the distribution, the Company's carrying amount of its equity method investment in the CCRC Venture property company was reduced below zero and the Company has recorded a $66.2 million and $56.6 million equity method liability within other liabilities within the consolidated balance sheets as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, the CCRC Venture's operating company ("Opco") was identified as a VIE. As of December 31, 2019, the equity members of the CCRC Venture's Opco shared certain operating rights, and the Company acted as manager to the CCRC Venture Opco. However, the Company did not consolidate this VIE because it did not have the ability to control the activities that most significantly impact this VIE's economic performance. The assets of the CCRC Venture Opco primarily consisted of the CCRCs that it owned and leased, resident fees receivable, notes receivable, and cash and cash equivalents. The obligations of the CCRC Venture Opco primarily consisted of community lease obligations, mortgage debt, accounts payable, accrued expenses, and refundable entrance fees.

The carrying amount of the Company's investment in unconsolidated venture and maximum exposure to loss as a result of the Company's involvement with the CCRC Venture's Opco was $14.3 million as of December 31, 2019. The Company is not required to provide financial support, through a liquidity arrangement or otherwise, to the CCRC Venture's Opco.

Refer to Note 5 for information on impairment expense for investments in unconsolidated ventures.

7.       Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2019 and 2018, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following:

	As of December 31,
(in thousands)	2019	2018
Land	$450,894	$455,623
Buildings and improvements	4,790,769	4,749,877
Furniture and equipment	859,849	805,190
Resident and leasehold operating intangibles	317,111	477,827
Construction in progress	80,729	57,636
Assets under financing leases and leasehold improvements	1,847,493	1,776,649
Property, plant and equipment and leasehold intangibles	8,346,845	8,322,802
Accumulated depreciation and amortization	(3,237,011)	(3,047,375)
Property, plant and equipment and leasehold intangibles, net	$5,109,834	$5,275,427

Assets under financing leases and leasehold improvements includes $0.6 billion and $0.7 billion of financing lease right-of-use assets, net of accumulated amortization, as of December 31, 2019 and 2018, respectively. Refer to Note 11 for further information on the Company's financing leases.

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

For the years ended December 31, 2019, 2018, and 2017, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $377.6 million, $444.3 million, and $479.4 million, respectively.

8.       Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill presented on a reportable segment basis as of both December 31, 2019 and 2018.

(in thousands)	Gross Carrying Amount	Dispositions and Other Reductions	Accumulated Impairment	Net
Independent Living	$28,141	$(820)	$—	$27,321
Assisted Living and Memory Care	605,469	(48,817)	(556,652)	—
Health Care Services	126,810	—	—	126,810
Total	$760,420	$(49,637)	$(556,652)	$154,131

Refer to Note 5 for information on impairment expense for goodwill in 2018 and 2017.

The following is a summary of other intangible assets.

	December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Health care licenses	$35,198	$—	$35,198
Trade names	27,800	(27,800)	—
Total	62,998	(27,800)	35,198

	December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$4,738	$—	$4,738
Health care licenses	42,323	—	42,323
Trade names	27,800	(26,295)	1,505
Management contracts	9,610	(6,704)	2,906
Total	$84,471	$(32,999)	$51,472

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2019, 2018, and 2017 was $1.8 million, $3.1 million, and $5.6 million, respectively. Health care licenses are indefinite-lived intangible assets and are not subject to amortization. Upon the adoption of ASC 842, the community purchase options were included within operating lease right-of-use assets in the consolidated balance sheets. Refer to Note 5 for information on impairment expense for other intangible assets.

9.       Debt

Long-term debt consists of the following:

	December 31,
(in thousands)	2019	2018
Mortgage notes payable due 2020 through 2047; weighted average interest rate of 4.72% in 2019, less debt discount and deferred financing costs of $17.0 million and $18.6 million as of December 31, 2019 and 2018, respectively (weighted average interest rate of 4.75% in 2018)	$3,496,735	$3,579,931
Other notes payable, weighted average interest rate of 5.77% for the year ended December 31, 2019 (weighted average interest rate of 5.85% in 2018) and maturity dates ranging from 2020 to 2021	58,388	60,249
Total long-term debt	3,555,123	3,640,180
Current portion	339,413	294,426
Total long-term debt, less current portion	$3,215,710	$3,345,754

As of December 31, 2019 and 2018, the current portion of long-term debt within the Company's consolidated financial statements includes $28.9 million and $31.2 million, respectively, of mortgage notes payable secured by communities classified as held for sale. This debt is expected to be repaid with the proceeds from the sales. Refer to Note 4 for more information about the Company's assets held for sale.

The annual aggregate scheduled maturities of long-term debt outstanding as of December 31, 2019 are as follows (in thousands):

Year Ending December 31,	Long-term Debt
2020	$341,802
2021	335,541
2022	323,581
2023	233,159
2024	297,916
Thereafter	2,040,122
Total obligations	3,572,121
Less amount representing debt discount and deferred financing costs, net	(16,998)
Total	$3,555,123

Credit Facilities

On December 5, 2018, the Company entered into a Fifth Amended and Restated Credit Agreement with Capital One, National Association, as administrative agent, lender and swingline lender and the other lenders from time to time parties thereto (the "Credit Agreement"). The Credit Agreement provides commitments for a $250 million revolving credit facility with a $60 million sublimit for letters of credit and a $50 million swingline feature. The Company has a one-time right under the Credit Agreement to increase commitments on the revolving credit facility by an additional $100 million, subject to obtaining commitments for the amount of such increase from acceptable lenders. The Credit Agreement provides the Company a one-time right to reduce the amount of the revolving credit commitments, and the Company may terminate the revolving credit facility at any time, in each case without payment of a premium or penalty. The Credit Agreement matures on January 3, 2024. Amounts drawn under the facility will bear interest at 90-day LIBOR plus an applicable margin. The applicable margin varies based on the percentage of the total commitment drawn, with a 2.25% margin at utilization equal to or lower than 35%, a 2.75% margin at utilization greater than 35% but less than or equal to 50%, and a 3.25% margin at utilization greater than 50%. A quarterly commitment fee is payable on the unused portion of the facility at 0.25% per annum when the outstanding amount of obligations (including revolving credit and swingline loans and letter of credit obligations) is greater than or equal to 50% of the revolving credit commitment amount or 0.35% per annum when such outstanding amount is less than 50% of the revolving credit commitment amount.

The credit facility is secured by first priority mortgages on certain of the Company's communities. In addition, the Credit Agreement permits the Company to pledge the equity interests in subsidiaries that own other communities and grant negative pledges in connection therewith (rather than mortgaging such communities), provided that not more than 10% of the borrowing base may result from communities subject to negative pledges. Availability under the revolving credit facility will vary from time to time based on borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and the Company's consolidated fixed charge coverage ratio. During 2019, the Company entered into an amendment to the Credit Agreement that provides for availability calculations to be made at additional consolidated fixed charge coverage ratio thresholds.

The Credit Agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. Amounts drawn on the credit facility may be used for general corporate purposes.

As of December 31, 2019, no borrowings were outstanding on the revolving credit facility, $41.9 million of letters of credit were outstanding, and the revolving credit facility had $172.5 million of availability. The Company also had a separate unsecured letter of credit facility providing for up to $47.5 million of letters of credit as of December 31, 2019 under which $47.5 million had been issued as of that date.

2019 Financings

During the second quarter of 2019, the Company obtained $111.1 million of debt secured by the non-recourse first mortgages on 14 communities. Sixty percent of the principal amount bears interest at a fixed rate of 4.52%, and the remaining forty percent of the principal amount bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 223 basis points. The debt matures in June 2029. The $111.1 million of proceeds from the financing along with cash on hand were utilized to repay $155.5 million of outstanding mortgage debt maturing in 2019.

During the third quarter of 2019, the Company obtained $160.3 million of debt secured by the non-recourse first mortgages on five communities. Seventy-five percent of the principal amount bears interest at a fixed rate of 3.35%, and the remaining twenty-five percent of the principal amount bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 217 basis points. The debt matures in September 2029. The $160.3 million of proceeds from the financing were utilized to repay $139.2 million of outstanding mortgage debt maturing in 2020 and 2023.

During the year ended December 31, 2019, the Company recorded $5.2 million of debt modification and extinguishment costs on the consolidated statement of operations, primarily related to third party fees directly related to debt modifications.

2018 Financings

During the second quarter of 2018, the Company obtained $247.6 million of debt secured by the non-recourse first mortgages on 11 communities. Sixty percent of the principal amount bears interest at a fixed rate of 4.55%, and the remaining forty percent of the principal amount bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 189 basis points. The debt matures in May 2028. The $247.6 million of proceeds from the financing were primarily utilized to fund the acquisition of five communities from Healthpeak and to repay $43.0 million of outstanding mortgage debt scheduled to mature in May 2018. See Note 4 for more information regarding the acquisitions of communities from Healthpeak.

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

During the fourth quarter of 2018, the Company repaid $307.4 million of outstanding principal balance on 11 existing loan portfolios. The Company repaid $171.4 million to facilitate the sale of communities classified as assets held for sale and the remaining repayments were primarily to facilitate the release of communities from their existing loan portfolios so that they could be added to the collateral pool for the Company's credit facility which was refinanced in December 2018.

During the year ended December 31, 2018, the Company recorded $11.7 million of debt modification and extinguishment costs on the consolidated statement of operations, primarily related to third party fees directly related to debt modifications.

Convertible Debt

In June 2011, the Company completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes due June 15, 2018 (the "Notes"). The Company repaid $316.3 million in cash to settle the Notes at their maturity on June 15, 2018.

Financial Covenants

Certain of the Company's debt documents contain restrictions and financial covenants, such as those requiring the Company to maintain prescribed minimum net worth and stockholders' equity levels and debt service ratios, and requiring the Company not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. In addition, the Company's debt documents generally contain non-financial covenants, such as those requiring the Company to comply with Medicare or Medicaid provider requirements.

The Company's failure to comply with applicable covenants could constitute an event of default under the applicable debt documents. Many of the Company's debt documents contain cross-default provisions so that a default under one of these instruments could cause a default under other debt and lease documents (including documents with other lenders or lessors). Furthermore, the Company's debt is secured by its communities and, in certain cases, a guaranty by the Company and/or one or more of its subsidiaries.

As of December 31, 2019, the Company is in compliance with the financial covenants of its outstanding debt agreements.

10.       Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
(in thousands)	2019	2018
Salaries and wages	$86,476	$88,425
Insurance reserves	63,230	61,150
Vacation	37,415	37,109
Real estate taxes	25,979	25,302
Interest	16,196	15,458
Accrued utilities	7,601	8,883
Taxes payable	1,360	2,782
Other	28,446	59,118
Total	$266,703	$298,227

11.       Leases

As of December 31, 2019, the Company operated 333 communities under long-term leases (242 operating leases and 91 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or the leased property revenue. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. As of December 31, 2019, the weighted average remaining lease term of the Company's operating and financing leases was 6.9 and 8.4 years, respectively. The leases generally provide for renewal or extension options from 5 to 20 years and in some instances, purchase options. For accounting purposes, renewal or extension options are included in the lease term when it is reasonably certain that the Company will exercise the option. Generally, renewal or extension options are not included in the lease term for accounting purposes.

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions, and financial covenants, such as those requiring the Company to maintain prescribed minimum net worth and stockholders' equity levels and lease coverage ratios, and not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community and/or entity basis. In addition, the Company's lease documents generally contain non-financial covenants, such as those requiring the Company to comply with Medicare or Medicaid provider requirements.

The Company's failure to comply with applicable covenants could constitute an event of default under the applicable lease documents. Many of the Company's lease documents contain cross-default provisions so that a default under one of these instruments could cause a default under other lease and debt documents (including documents with other lenders and lessors). Certain leases contain cure provisions, which generally allow the Company to post an additional lease security deposit if the required covenant is not met. Furthermore, the Company's leases are secured by its communities and, in certain cases, a guaranty by the Company and/or one or more of its subsidiaries.

As of December 31, 2019, the Company is in compliance with the financial covenants of its long-term leases.

A summary of operating and financing lease expense (including the respective presentation on the consolidated statements of operations) and cash flows from leasing transactions is as follows:

Operating Leases (in thousands)	Year Ended December 31, 2019
Facility operating expense	$18,677
Facility lease expense	269,666
Operating lease expense	288,343
Operating lease expense adjustment (1)	19,453
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(31,305)
Operating cash flows from operating leases	$276,491

Non-cash recognition of right-of-use assets obtained in exchange for new operating lease obligations	$28,846

(1) Represents the difference between cash paid and expense recognized. See Note 2 for the Company's accounting policy on the recognition of lease expense.

Financing Leases (in thousands)	Year Ended December 31, 2019
Depreciation and amortization	$46,646
Interest expense: financing lease obligations	66,353
Financing lease expense	$112,999

Operating cash flows from financing leases	$66,353
Financing cash flows from financing leases	22,242
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	(3,504)
Total cash flows from financing leases	$85,091

A summary of facility lease expense and the impact of operating lease expense adjustment, under ASC 840, and deferred gains are as follows:

	For the Years Ended December 31,
(in thousands)	2018	2017
Cash basis payment - operating leases	$324,870	$365,077
Operating lease expense adjustment	(17,218)	(20,990)
Amortization of deferred gain	(4,358)	(4,366)
Facility lease expense	$303,294	$339,721

As of December 31, 2019, the weighted average discount rate of the Company's operating and financing leases was 8.6% and 7.9%, respectively. As the Company's community leases do not contain an implicit rate, the Company utilized its incremental borrowing rate based on information available on January 1, 2019 (the date of the adoption of ASC 842) to determine the present value of lease payments for operating leases that commenced prior to that date.

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the consolidated balance sheet as of December 31, 2019 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
2020	$313,106	$84,858
2021	298,505	85,917
2022	294,513	87,120
2023	290,175	88,460
2024	277,329	90,297
Thereafter	528,969	335,039
Total lease payments	2,002,597	771,691
Purchase option liability and non-cash gain on future sale of property	—	556,667
Imputed interest and variable lease payments	(531,832)	(493,778)
Total lease obligations	$1,470,765	$834,580

The aggregate amounts of future minimum operating lease payments, including community, office, and equipment leases, not recognized on the consolidated balance sheet under ASC 840 as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$310,340
2020	307,493
2021	290,661
2022	291,113
2023	285,723
Thereafter	786,647
Total lease payments	$2,271,977

12.       Self-Insurance

The Company obtains various insurance coverages, including general and professional liability and workers compensation programs, from commercial carriers at stated amounts as defined in the applicable policy. Losses related to deductible amounts are accrued based on the Company's estimate of expected losses plus incurred but not reported claims.

As of December 31, 2019 and 2018, the Company accrued reserves of $155.8 million and $155.6 million, respectively, for these programs, of which $92.5 million and $94.5 million is classified as long-term liabilities as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company accrued $22.7 million and $13.1 million, respectively, of estimated amounts receivable from the insurance companies under these insurance programs. During the years ended December 31, 2019, 2018, and 2017, the Company reduced its estimate of the amount of accrued liabilities for these programs based on recent claims experience. The reduction in these accrued reserves decreased operating expenses by $11.3 million, $14.6 million, and $9.9 million, for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company has secured self-insured retention risk under workers' compensation programs with restricted cash deposits of $24.0 million and $14.7 million as of December 31, 2019 and 2018, respectively. Letters of credit securing the programs aggregated to $55.6 million and $71.8 million as of December 31, 2019 and 2018, respectively. In addition, the Company also had deposits of $12.3 million and $13.7 million, as of December 31, 2019 and 2018, respectively, to fund claims paid under a high deductible, collateralized insurance policy.

13.       Retirement Plans

The Company maintains a 401(k) retirement savings plan for all employees that meet minimum employment criteria. Such plan provides that the participants may defer eligible compensation subject to certain Internal Revenue Code maximum amounts. The Company makes matching contributions in amounts equal to 25.0% of the employee's contribution to such plan, for contributions up to a maximum of 4.0% of compensation. An additional matching contribution of 12.5%, subject to the same limit on compensation, may be made at the discretion of the Company based upon the Company's performance. For the years ended December 31, 2019, 2018, and 2017, the Company's expense for such plan was $8.0 million, $8.3 million, and $10.1 million, respectively.

14.       Stock-Based Compensation

The following table sets forth information about the Company's restricted stock awards (excluding restricted stock units):

(share amounts in thousands, except value per share)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding on January 1, 2017	4,608	$20.29
Granted	2,569	14.65
Vested	(1,276)	22.20
Cancelled/forfeited	(1,131)	18.95
Outstanding on December 31, 2017	4,770	17.13
Granted	3,880	9.39
Vested	(1,579)	19.12
Cancelled/forfeited	(1,315)	13.19
Outstanding on December 31, 2018	5,756	11.78
Granted	4,381	7.81
Vested	(1,571)	13.71
Cancelled/forfeited	(1,314)	11.18
Outstanding on December 31, 2019	7,252	9.08

As of December 31, 2019, there was $43.1 million of total unrecognized compensation cost related to outstanding, unvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.5 years and is based on grant date fair value.

During 2019, grants of restricted shares under the Company's 2014 Omnibus Incentive Plan were as follows:

(share amounts in thousands, except value per share)	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2019	4,047	$7.87	$31,857
Three months ended June 30, 2019	142	$6.51	$922
Three months ended September 30, 2019	136	$7.55	$1,028
Three months ended December 31, 2019	56	$7.32	$413

The Company has an employee stock purchase plan for all eligible employees. Under the plan, eligible employees of the Company can purchase shares of the Company's common stock on a quarterly basis at a discounted price through accumulated payroll deductions. Each participating employee may elect to deduct up to 15% of his or her base pay each quarter and no more than 200 shares may be purchased by a participating employee each quarter. Subject to certain limitations specified in the plan, on the last trading date of each calendar quarter, the amount deducted from each participant's pay over the course of the quarter will be used to purchase whole shares of the Company's common stock at a purchase price equal to 90% of the closing market price on the New York Stock Exchange on that date. The Company reserved 1,800,000 shares of common stock for issuance under the plan. The impact on the Company's consolidated financial statements is not material.

15.       Share Repurchase Program

On November 1, 2016, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of the Company's common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or block trades, or by any combination of these methods, in accordance with applicable insider trading and other securities laws and regulations.

The size, scope, and timing of any purchases will be based on business, market, and other conditions and factors, including price, regulatory, and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified, or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares.

During the year ended December 31, 2019, the Company repurchased 3,005,554 shares at an average price paid per share of $6.56, for an aggregate purchase price of approximately $19.7 million. During the year ended December 31, 2018, the Company repurchased 1,280,802 shares at an average price paid per share of $6.64, for an aggregate purchase price of approximately $8.5 million. No shares were purchased pursuant to this authorization during the year ended December 31, 2017. As of December 31, 2019, approximately $62.1 million remains available under the share repurchase program.

16.       Income Taxes

The benefit (provision) for income taxes is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Federal:
Current	$64	$(113)	$2,200
Deferred	2,654	52,367	15,310
Total Federal	2,718	52,254	17,510
State:
Current	(449)	(2,798)	(995)
Deferred (included in Federal above)	—	—	—
Total State	(449)	(2,798)	(995)
Total	$2,269	$49,456	$16,515

A reconciliation of the benefit (provision) for income taxes to the amount computed at the U.S. Federal statutory rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017, is as follows:

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Tax benefit at U.S. statutory rate	$56,742	$121,320	$205,777
State taxes, net of federal income tax	10,423	21,576	24,891
Valuation allowance	(60,376)	5,713	(246,037)
Goodwill impairment	—	(88,265)	(78,515)
Impact of the Tax Act	—	(6,042)	114,716
Stock compensation	(2,639)	(4,717)	(4,093)
Meals and entertainment	(416)	(493)	(726)
Tax credits	(106)	688	1,908
Other	(1,359)	(324)	(1,406)
Total	$2,269	$49,456	$16,515

Significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2019	2018
Deferred income tax assets:
Financing lease obligations	$156,913	$165,703
Operating lease obligations	406,172	—
Operating loss carryforwards	330,983	298,255
Deferred lease liability	—	63,263
Accrued expenses	54,154	61,309
Tax credits	50,356	50,462
Capital loss carryforward	40,723	41,413
Intangible assets	11,160	10,133
Other	8,098	2,872
Total gross deferred income tax asset	1,058,559	693,410
Valuation allowance	(408,903)	(336,417)
Net deferred income tax assets	649,656	356,993
Deferred income tax liabilities:
Property, plant and equipment	(303,853)	(334,145)
Operating lease right-of-use assets	(328,100)	—
Investment in unconsolidated ventures	(33,100)	(41,219)
Total gross deferred income tax liability	(665,053)	(375,364)
Net deferred tax liability	$(15,397)	$(18,371)

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act reformed the United States corporate income tax code, including a reduction to the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated alternative minimum tax ("AMT") and the 20-year carryforward limitation for net operating losses incurred after December 31, 2017, and imposes a limit on the usage of net operating losses incurred after such date equal to 80% of taxable income in any given year. The 80% usage limit will not have an economic impact on the Company until its current net operating losses are either utilized or expired. In addition, the Tax Act limits the annual deductibility of a corporation's net interest expense unless it elects to be exempt from such deductibility limitation under the real property trade or business exception. The Company elected the real property trade or business exception with the 2018 tax return. As such, the Company will be required to apply the alternative depreciation system ("ADS") to all current and future residential real property and qualified improvement property assets. This change impacts the current and future tax depreciation deductions and impacted the Company's valuation allowance accordingly. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company's state and local income tax returns, state and local net operating losses, and corresponding valuation allowances.

A summary of the effect of the Tax Act is as follows:

(in thousands)	For the Year Ended December 31, 2017
Rate change - decrease in net deferred tax assets	$108,070
Rate change - decrease in valuation allowance	(172,235)
Impact on net operating loss usage	(50,551)
Reduction of deferred tax asset - AMT credits	2,361
Total impact of the Tax Act on the Company's deferred taxes position	(112,355)
Realization of AMT credits	(2,361)
Net impact of the Tax Act on the Company's effective tax rate	$(114,716)

As of both December 31, 2019 and 2018, the Company had federal net operating loss carryforwards generated in 2017 and prior of approximately $1.2 billion which are available to offset future taxable income from 2020 through 2037. Additionally, as of December 31, 2019 and 2018, the Company had federal net operating loss carryforwards generated after 2017 of $174.9 million and $33.5 million, respectively, which have an indefinite life, but with usage limited to 80% of taxable income in any given year. The Company had capital loss carryforwards of $161.6 million as of December 31, 2019, which is available to offset future capital gains through 2023. The Company determined that a valuation allowance was required after consideration of the Company's estimated future reversal of existing timing differences as of December 31, 2019 and 2018. The Company does not consider estimates of future taxable income in its determination due to the existence of cumulative historical operating losses. For the year ended December 31, 2019, the Company recorded a provision of approximately $60.4 million from operations to reflect the required valuation allowance of $408.9 million as of December 31, 2019.

A summary of the change in the Company's valuation allowance is as follows:

	For the Years Ended December 31,
(in thousands)	2019	2018
Increase in valuation allowance before consideration of the Tax Act	$60,376	$(5,713)
Increase due to the adoption of ASC 842	13,790	—
Other decrease during the year	(1,680)	—
Total increase (decrease) in valuation allowance before consideration of the Tax Act	72,486	(5,713)

Impact of the Tax Act on net operating loss usage	—	6,042
Total increase (decrease) in valuation allowance	$72,486	$329

The Company has recorded valuation allowances of $318.4 million and $245.3 million as of December 31, 2019 and 2018, respectively, against its federal and state net operating losses. The Company has recorded a valuation allowance against its capital loss carryforward of $40.7 million and $41.4 million as of December 31, 2019 and 2018, respectively. In accordance with ASC 740, Income Taxes, the Company has not considered the impact of the multi-part transaction with Healthpeak, including the sale of the Company's equity interest in the CCRC Venture, when determining the amount of valuation allowance to record against its net operating losses and capital loss carryforward as of December 31, 2019. The Company anticipates that the sale of its CCRC Venture will utilize all or a portion of the capital loss carryforward and a portion of its net operating losses. The Company also recorded a valuation allowance against federal and state credits of $49.8 million as of both December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the Company had gross tax affected unrecognized tax benefits of $18.3 million and $18.5 million, respectively, of which, if recognized, would result in an income tax benefit recorded in the consolidated statement of operations. Interest and penalties related to these tax positions are classified as tax expense in the Company's consolidated financial statements. Total interest and penalties reserved is $0.1 million as of both December 31, 2019 and 2018. As of December 31, 2019, the Company's tax returns for years 2015 through 2018 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination. The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2019 and prior years will significantly change in 2020.

A reconciliation of the unrecognized tax benefits is as follows:

	For the Years Ended December 31,
(in thousands)	2019	2018
Balance at January 1,	$18,507	$18,461
Additions for tax positions related to the current year	—	80
Reductions for tax positions related to prior years	(181)	(34)
Balance at December 31,	$18,326	$18,507

17.       Supplemental Disclosure of Cash Flow Information

(in thousands)	For the Years Ended December 31,
Supplemental Disclosure of Cash Flow Information:	2019	2018	2017
Interest paid	$244,469	$260,706	$294,758
Income taxes paid, net of refunds	$1,534	$2,058	$1,038

Capital expenditures, net of related payables
Capital expenditures - non-development, net	$235,797	$182,249	$186,467
Capital expenditures - development, net	24,595	24,687	8,823
Capital expenditures - non-development - reimbursable	34,809	12,165	18,054
Capital expenditures - development - reimbursable	—	1,709	8,132
Trade accounts payable	8,891	4,663	(7,589)
Net cash paid	$304,092	$225,473	$213,887
Acquisition of assets, net of related payables and cash received:
Property, plant and equipment and leasehold intangibles, net	$44	$237,563	$—
Other intangible assets, net	453	(4,345)	5,196
Financing lease obligations	—	36,120	—
Other liabilities	—	2,433	—
Net cash paid	$497	$271,771	$5,196
Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$(4,422)	$(4,950)	$(17,072)
Assets held for sale	(79,054)	(197,111)	(20,952)
Property, plant and equipment and leasehold intangibles, net	(379)	(93,098)	(155,723)
Investments in unconsolidated ventures	(156)	(58,179)	(52,548)
Long-term debt	—	—	8,547
Financing lease obligations	—	93,514	157,963
Refundable fees and deferred revenue	—	8,632	30,771
Other liabilities	(1,479)	1,139	(1,058)
Loss (gain) on sale of assets, net	(7,245)	(249,754)	(19,273)
Loss (gain) on facility lease termination and modification, net	—	—	(1,162)
Net cash received	$(92,735)	$(499,807)	$(70,507)
Lease termination and modification, net:
Prepaid expenses and other assets, net	$—	$(2,804)	$—
Property, plant and equipment and leasehold intangibles, net	—	(87,464)	—
Financing lease obligations	—	58,099	—
Deferred liabilities	—	70,835	—
Loss (gain) on sale of assets, net	—	(5,761)	—
Loss (gain) on facility lease termination and modification, net	—	34,283	—
Net cash paid (1)	$—	$67,188	$—
Formation of the Blackstone Venture:
Prepaid expenses and other assets	$—	$—	$(8,173)
Property, plant and equipment and leasehold intangibles, net	—	—	(768,897)
Investments in unconsolidated ventures	—	—	66,816
Financing lease obligations	—	—	879,959
Deferred liabilities	—	—	7,504
Other liabilities	—	—	1,998
Net cash paid	$—	$—	$179,207

Supplemental Schedule of Non-Cash Operating, Investing and Financing Activities:
Purchase of treasury stock:
Treasury stock	$—	$4,244	$—
Accounts payable	—	(4,244)	—
Net	$—	$—	$—
Assets designated as held for sale:
Prepaid expenses and other assets, net	$—	$(517)	$199
Assets held for sale	28,608	198,445	(29,544)
Property, plant and equipment and leasehold intangibles, net	(28,608)	(197,928)	29,345
Net	$—	$—	$—
Lease termination and modification, net:
Prepaid expenses and other assets, net	$(636)	$(248)	$—
Property, plant and equipment and leasehold intangibles, net	(1,963)	(132,733)	(145,645)
Financing lease obligations	—	165,918	147,886
Operating lease right-of-use assets	(10,698)	—	—
Operating lease obligations	10,640	—	—
Deferred liabilities	—	(122,304)	7,447
Other liabilities	(731)	(620)	(9,688)
Loss (gain) on sale of assets, net	—	(37,731)	—
Loss (gain) on facility lease termination and modification, net	3,388	127,718	—
Net	$—	$—	$—

(1)
The net cash paid to terminate community leases is presented within the consolidated statements of cash flows based upon the lease classification of the terminated leases. Net cash paid of $54.6 million for the termination of operating leases is presented within net cash provided by operating activities and net cash paid of $12.5 million for the termination of financing leases is presented within net cash used in financing activities for the year ended December 31, 2018.

During 2019, the Company and its venture partner contributed cash in an aggregate amount of $13.3 million to a consolidated venture which owns two senior housing communities, as of December 31, 2019. The Company obtained a $6.6 million promissory note receivable from its venture partner secured by a 50% equity interest in the venture in a non-cash exchange for the Company funding the $13.3 million aggregate contribution in cash. At the closing of the sale of a senior housing community during 2019 by the consolidated venture, the consolidated venture distributed $6.3 million to the partners with the Company receiving a $3.1 million repayment on the promissory note in a non-cash exchange.

Refer to Note 2 for a schedule of the non-cash adjustments to the Company's consolidated balance sheet as of January 1, 2019 as a result of the adoption of new accounting standards and Note 11 for a schedule of the non-cash recognition of right-of-use assets obtained in exchange for new operating lease obligations.

Restricted cash consists principally of escrow deposits for real estate taxes, property insurance, and capital expenditures required by certain lenders under mortgage debt agreements and deposits as security for self-insured retention risk under workers' compensation programs and property insurance programs. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statement of cash flows that sums to the total of the same such amounts shown in the consolidated statement of cash flows.

(in thousands)	December 31, 2019	December 31, 2018
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$240,227	$398,267
Restricted cash	26,856	27,683
Long-term restricted cash	34,614	24,268
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$301,697	$450,218

18.       Commitments and Contingencies

Litigation

The Company has been and is currently involved in litigation and claims, including putative class action claims from time to time, incidental to the conduct of its business which are generally comparable to other companies in the senior living and healthcare industries. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. As a result, the Company maintains general liability and professional liability insurance policies in amounts and with coverage and deductibles the Company believes are adequate, based on the nature and risks of its business, historical experience, and industry standards. The Company's current policies provide for deductibles for each claim. Accordingly, the Company is, in effect, self-insured for claims that are less than the deductible amounts and for claims or portions of claims that are not covered by such policies.

Similarly, the senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in reviews, audits, investigations, enforcement activities, or litigation related to regulatory compliance matters. In addition, as a result of the Company's participation in the Medicare and Medicaid programs, the Company is subject to various governmental reviews, audits, and investigations, including but not limited to audits under various government programs, such as the Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), and Unified Program Integrity Contractors (UPIC) programs. The costs to respond to and defend such reviews, audits, and investigations may be significant, and an adverse determination could result in citations, sanctions, and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, termination of participation in Medicare and Medicaid programs, and/or damage to the Company's business reputation.

Other

The Company has employment or letter agreements with certain officers of the Company and has adopted policies to which certain officers of the Company are eligible to participate, which grant these employees the right to receive a portion or multiple of their base salary, pro-rata bonus, bonus, and/or continuation of certain benefits, for a defined period of time, in the event of certain terminations of the officers' employment, as described in those agreements and policies.

19.       Revenue

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by payor source, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. Resident fee revenue by payor source and reportable segment is as follows:

	Year Ended December 31, 2019
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$542,112	$1,748,364	$281,197	$753	$2,572,426
Government reimbursement	2,446	67,574	81,054	357,963	509,037
Other third-party payor programs	—	—	39,924	88,544	128,468
Total resident fee revenue	$544,558	$1,815,938	$402,175	$447,260	$3,209,931

	Year Ended December 31, 2018
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$596,852	$1,923,676	$288,682	$693	$2,809,903
Government reimbursement	3,125	72,175	87,028	359,881	522,209
Other third-party payor programs	—	—	40,698	76,401	117,099
Total resident fee revenue	$599,977	$1,995,851	$416,408	$436,975	$3,449,211

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

Resident fee revenue for recurring and routine monthly services is generally billed monthly in advance under the Company's independent living, assisted living, and memory care residency agreements. Resident fee revenue for standalone or certain healthcare services is generally billed monthly in arrears. Additionally, non-refundable community fees are generally billed and collected in advance or upon move-in of a resident under independent living, assisted living, and memory care residency agreements. Amounts of revenue that are collected from residents in advance are recognized as deferred revenue until the performance obligations are satisfied. The Company had total deferred revenue (included within refundable fees and deferred revenue, deferred liabilities, and other liabilities within the consolidated balance sheets) of $72.5 million and $106.4 million, including $38.9 million and $50.6 million of monthly resident fees billed and received in advance, as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, the Company recognized $94.6 million and $82.1 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2019 and 2018, respectively. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

For the years ended December 31, 2019 and 2018, the Company recognized $15.2 million and $17.6 million, respectively, of charges within facility operating expense within the consolidated statements of operations for additions to the allowance for credit losses.

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

Independent Living. The Company's Independent Living segment includes owned or leased communities that are primarily designed for middle to upper income seniors who desire an upscale residential environment providing the highest quality of service. The majority of the Company's independent living communities consist of both independent and assisted living units in a single community, which allows residents to age-in-place by providing them with a broad continuum of senior independent and assisted living services.

Assisted Living and Memory Care. The Company's Assisted Living and Memory Care segment includes owned or leased communities that offer housing and 24-hour assistance with ADLs to mid-acuity frail and elderly residents. Assisted living and memory care communities include both freestanding, multi-story communities and freestanding, single story communities. The Company also provides memory care services at freestanding memory care communities that are specially designed for residents with Alzheimer's disease and other dementias.

CCRCs. The Company's CCRCs segment includes large owned or leased communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of the Company's CCRCs have independent living, assisted living, and skilled nursing available on one campus or within the immediate market, and some also include memory care services.

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

The following table sets forth selected segment financial data:

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Revenue:
Independent Living (1)	$544,558	$599,977	$654,196
Assisted Living and Memory Care (1)	1,815,938	1,995,851	2,210,688
CCRCs (1)	402,175	416,408	468,994
Health Care Services (1)	447,260	436,975	446,262
Management Services (2)	847,157	1,082,215	966,976
Total revenue	$4,057,088	$4,531,426	$4,747,116
Segment Operating Income (3):
Independent Living	$203,741	$240,609	$271,417
Assisted Living and Memory Care	518,636	628,982	749,058
CCRCs	72,072	92,212	106,162
Health Care Services	24,987	34,080	51,348
Management Services	57,108	71,986	75,845
Total segment operating income	876,544	1,067,869	1,253,830
General and administrative (including non-cash stock-based compensation expense)	219,289	259,475	278,019
Facility lease expense:
Independent Living	81,680	93,496	117,131
Assisted Living and Memory Care	157,823	178,716	185,971
CCRCs	24,248	24,856	29,464
Corporate and Management Services	5,915	6,226	7,155
Depreciation and amortization:
Independent Living	81,745	91,899	95,226
Assisted Living and Memory Care	222,574	261,365	290,344
CCRCs	44,163	53,551	44,294
Health Care Services	2,247	3,201	3,723
Corporate and Management Services	28,704	37,439	48,490
Goodwill and asset impairment:
Independent Living	1,812	2,013	2,968
Assisted Living and Memory Care	32,229	436,892	342,788
CCRCs	4,983	6,669	18,083
Health Care Services	7,578	9,055	14,599
Corporate and Management Services	2,664	35,264	31,344
Loss (gain) on facility lease termination and modification, net	3,388	162,001	14,276
Income (loss) from operations	$(44,498)	$(594,249)	$(270,045)

Total interest expense:
Independent Living	$46,713	$58,783	$55,436
Assisted Living and Memory Care	166,097	174,459	207,861

CCRCs	27,426	26,746	27,665
Health Care Services	—	—	892
Corporate and Management Services	8,105	20,281	34,300
	$248,341	$280,269	$326,154

Total capital expenditures for property, plant and equipment, and leasehold intangibles:
Independent Living	$78,831	$51,510	$47,309
Assisted Living and Memory Care	157,845	125,750	119,717
CCRCs	33,535	26,615	24,297
Health Care Services	484	902	755
Corporate and Management Services	24,506	16,033	29,398
	$295,201	$220,810	$221,476

	As of December 31,
(in thousands)	2019	2018
Total assets:
Independent Living	$1,441,652	$1,104,774
Assisted Living and Memory Care	4,157,610	3,684,170
CCRCs	742,809	707,819
Health Care Services	256,715	254,950
Corporate and Management Services	595,647	715,547
Total assets	$7,194,433	$6,467,260

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment facility operating expenses (excluding facility depreciation and amortization) and costs incurred on behalf of managed communities.

21.       Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for each of the fiscal quarters in 2019 and 2018:

	For the Quarters Ended
(in thousands, except per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$1,042,044	$1,019,457	$1,008,949	$986,638
Goodwill and asset impairment	391	3,769	2,094	43,012
Loss (gain) on facility lease termination and modification, net	209	1,797	—	1,382
Income (loss) from operations	16,661	2,211	(20,222)	(43,148)
Gain (loss) on sale of assets, net	(702)	2,846	579	4,522
Income (loss) before income taxes	(41,927)	(55,422)	(80,308)	(93,104)
Net income (loss)	(42,606)	(56,055)	(78,508)	(91,323)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(42,595)	(55,470)	(78,458)	(91,408)
Weighted average basic and diluted income (loss) per share	$(0.23)	$(0.30)	$(0.42)	$(0.49)

	For the Quarters Ended
(in thousands, except per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$1,187,234	$1,155,200	$1,120,062	$1,068,930
Goodwill and asset impairment	430,363	16,103	5,500	37,927
Loss (gain) on facility lease termination and modification, net	—	146,467	2,337	13,197
Income (loss) from operations	(413,831)	(137,589)	3,626	(46,455)
Gain (loss) on sale of assets, net	43,431	23,322	9,833	216,660
Income (loss) before income taxes	(441,649)	(181,055)	(54,903)	99,799
Net income (loss)	(457,234)	(165,509)	(37,140)	131,531
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(457,188)	(165,488)	(37,121)	131,539
Weighted average basic and diluted income (loss) per share	$(2.45)	$(0.88)	$(0.20)	$0.70

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2019
(In thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts		Deductions	Balance at end of period
Accounts Receivable Allowance:
Year ended December 31, 2017	$27,044	$25,370		$555		$(29,857)	$23,112
Year ended December 31, 2018 (1)	$9,853	$17,597		$2,779		$(22,288)	$7,941
Year ended December 31, 2019	$7,941	$15,166		$4,182		$(19,476)	$7,813

Deferred Tax Valuation Allowance:
Year ended December 31, 2017	$264,305	$71,782	(2)	$—		$—	$336,087
Year ended December 31, 2018	$336,087	$330	(3)	$—		$—	$336,417
Year ended December 31, 2019	$336,417	$60,376	(4)	$13,790	(5)	$(1,680)	$408,903

(1)  As a result of the Company's adoption of ASC 606 as of January 1, 2018, the revenue and related estimated uncollectible amounts owed to us by third-party payors that were historically classified as an allowance for doubtful accounts are now considered a price concession in determining net resident fees. Accordingly, the Company reports uncollectible balances due from third-party payors as a reduction of the transaction price and therefore, as a reduction in net resident fees. Historically these amounts were classified as allowances for doubtful accounts and charged to facility operating expense within the Company's consolidated statements of operations. This change in presentation resulted in a $13.3 million reduction in the balance as of the beginning of the period for the year ended December 31, 2018.

(2)  Adjustment to valuation allowance for federal and state net operating losses of $294,568 partially offset by a reduction of $222,786 resulting from the Tax Act.

(3)  Reduction of valuation allowance for federal and state net operating losses and federal credits of $5,919 partially offset by additional valuation allowance for federal credits of $207 and adjustments resulting from the Tax Act of $6,042.

(4)  Additional valuation allowance for federal and state net operating losses of $60,376.

(5)  Additional valuation allowance of $13,790 charged to accumulated deficit upon the adoption of ASC 842.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

Based on the Company's evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

To the extent not set forth herein, the information required by this item is incorporated by reference from the discussions under the headings "Election of Directors," "Corporate Governance," and "Executive Officers" in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2019.

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all employees, directors, and officers, including our principal executive officer, our principal financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our President and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, both of which are available on our website at www.brookdale.com/investor. Any amendment to, or waiver from, a provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, or to any executive officer or director, will be posted on our website.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the discussions under the headings "Director Compensation" and "Executive Compensation" in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the extent not set forth herein, the information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2019.

The following table provides certain information as of December 31, 2019 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date):

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a) (1)	(b)	(c)
Equity compensation plans approved by security holders (2)	—	—	11,497,326
Equity compensation plans not approved by security holders (3)	—	—	35,936
Total	—	—	11,533,262

(1)
As of December 31, 2019, an aggregate of 7,252,459 shares of unvested restricted stock and an aggregate of 3,580 vested restricted stock units were outstanding under our 2014 Omnibus Incentive Plan. Pursuant to SEC guidance, such shares of restricted stock and restricted stock units are not reflected in the table above. Our 2014 Omnibus Incentive Plan allows awards to be made in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, unrestricted shares, performance awards, and other stock-based awards.

(2)
The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 11,042,465 shares remaining available for future issuance under our 2014 Omnibus Incentive Plan and 454,861 shares remaining available for future issuance under our Associate Stock Purchase Plan.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the discussions under the headings "Certain Relationships and Related Transactions" and "Director Independence" in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2019.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the discussion under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for 2020" in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2019.

PART IV

Item 15.        Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1)	Our Audited Consolidated Financial Statements

Report of the Independent Registered Public Accounting Firm

Report of the Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018, and 2017

Consolidated Statements of Equity for the Years Ended December 31, 2019, 2018, and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017

Notes to Consolidated Financial Statements

Schedule II – Valuation and Qualifying Accounts

2)	Exhibits:

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2019 (File No. 001-32641)).

3.2	Amended and Restated Bylaws of the Company dated October 29, 2019 (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on October 29, 2019 (File No. 001-32641)).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) filed on November 7, 2005 (File No. 333-127372)).
4.2	Description of the Company's common stock.
10.1.1
Amended and Restated Master Transactions and Cooperation Agreement dated effective as of October 1, 2019, by and between the Company and HCP, Inc. (now known as Healthpeak Properties, Inc., ("Healthpeak")).†

10.1.2
Equity Interest Purchase Agreement dated effective as of October 1, 2019, by and among certain subsidiaries of the Company and certain subsidiaries of Healthpeak, and the Company and Healthpeak for the limited purposes stated therein.†

10.1.3	Amendment No. 1 to Equity Interest Purchase Agreement dated as of October 29, 2019 by and among certain subsidiaries of the Company and certain subsidiaries of Healthpeak.
10.1.4	First Amendment to Amended and Restated Master Transactions and Cooperation Agreement dated as of January 31, 2020, by and among the Company and Healthpeak.
10.1.5	Amendment No. 2 to the Equity Interest Purchase Agreement dated as of January 31, 2020, by and among certain subsidiaries of the Company and certain subsidiaries of Healthpeak.
10.2.1
Master Lease and Security Agreement dated as of April 26, 2018 by and between certain of the Company's affiliates named therein as lessees and certain of the affiliates of Ventas, Inc. named therein as lessors (the "Master Lease") (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-32641)).††

10.2.2
Amendment No. 1 effective September 1, 2018 to Master Lease by and between certain of the Company's affiliates named therein as lessees and certain of the affiliates of Ventas, Inc. named therein as lessors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2018 (File No. 001-32641)).††

10.2.3
Amendment No. 2 effective as of April 22, 2019 to Master Lease by and between certain affiliates of the Company named therein as Tenant and certain affiliates of Ventas, Inc. named therein as landlord (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2019 (File No. 001-32641)).†

10.2.4
Amendment No. 3 effective as of May 1, 2019 to Master Lease by and between certain affiliates of the Company named therein as Tenant and certain affiliates of Ventas, Inc. named therein as landlord (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2019 (File No. 001-32641)).

10.2.5
Amendment No. 4 effective as of September 26, 2019 to Master Lease by and between certain affiliates of the Company named therein as Tenant and certain affiliates of Ventas, Inc. named therein as landlord (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2019 (File No. 001-32641)).†

10.2.6
Amendment No. 5 effective as of December 9, 2019 to Master Lease by and between certain affiliates of the Company named therein as Tenant and certain affiliates of Ventas, Inc. named therein as landlord.

10.2.7
Guaranty of Master Lease dated as of April 26, 2018 by and between the Company and certain of its affiliates named therein and Ventas, Inc. and certain of its affiliates named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-32641)).††

10.3.1
Fifth Amended and Restated Credit Agreement dated as of December 5, 2018, among certain subsidiaries of the Company, Capital One, National Association, as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 11, 2018 (File No. 001-32641)).

10.3.2
First Amendment to Credit Agreement and Other Credit Documents dated August 16, 2019 by and among the Company as Guarantor, certain subsidiaries of the Company as Borrowers, Capital One, National Association, as Administrative Agent, Lender and Swingline Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2019 (File No. 001-32641)).

10.4
Master Credit Facility Agreement (Senior Housing) dated as of August 31, 2017, by and between Jones Lang LaSalle Multifamily, LLC and the Company's subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2017 (File No. 001-32641)).

10.5
Employment Agreement dated as of March 1, 2018 by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.49 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.6.1
Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2019 (File No. 001-32641)) (the "Omnibus Incentive Plan").*

10.6.2	Amendment No. 1 to Omnibus Incentive Plan effective February 12, 2020.*
10.7
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.8
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.9
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.10
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.11
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.12
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.13
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.14
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.15
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2018 Time-Vesting Form) (incorporated by reference to Exhibit 10.47 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.16
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2018 Cliff-Vesting Form) (incorporated by reference to Exhibit 10.48 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.17
Restricted Share Agreement under the Omnibus Incentive Plan dated as of March 5, 2018 by and between the Company and Lucinda M. Baier (Time-Vesting) (incorporated by reference to Exhibit 10.50 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.18
Restricted Share Agreement under the Omnibus Incentive Plan dated as of March 5, 2018 by and between the Company and Lucinda M. Baier (Performance-Vesting) (incorporated by reference to Exhibit 10.51 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.19
Restricted Share Agreement under the Omnibus Incentive Plan dated as of September 10, 2018 by and between the Company and Steven E. Swain (Performance Vesting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2018 (File No. 001-32641)).*

10.20
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2019 Time-Based Vesting Form for Executive Officers) (incorporated by reference to Exhibit 10.37 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A on April 29, 2019 (File No. 001-32641)).*

10.21
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2019 Performance-Based Vesting Form for Executive Officers) (incorporated by reference to Exhibit 10.38 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A on April 29, 2019 (File No. 001-32641)).*

10.22
Form of Outside Director Restricted Stock Unit Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2016 (File No. 001-32641)).*

10.23	Form of 2019 Outside Director Restricted Share Agreement under the Omnibus Incentive Plan.*
10.24.1
Brookdale Senior Living Inc. Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 11, 2008 (File No. 001-32641)) (the "Associate Stock Purchase Plan").*

10.24.2
First Amendment to Associate Stock Purchase Plan, effective as of December 12, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2013 (File No. 001-32641)).*

10.24.3	Second Amendment to Associate Stock Purchase Plan effective as of February 13, 2020.*
10.25.1
Amended and Restated Tier I Severance Pay Policy dated April 15, 2018 (incorporated by reference to Exhibit 10.52 to the Company's Amendment No. 1 to Annual Report on Form 10-K filed on April 24, 2018 (File No. 001-32641)).*

10.25.2	Amendment No. 1 to Amended and Restated Tier I Severance Pay Policy.*
10.25.3
Form of Severance Letter Under the Amended and Restated Tier I Severance Pay Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2010 (File No. 001-32641)).*

10.26	Severance Letter Agreement dated September 25, 2019 by and between the Company and Todd Kaestner.*
10.27	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-32641)).*

10.28
Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on June 30, 2009 (File No. 333-160354)).*

21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101).

*	Management Contract or Compensatory Plan

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which has been granted by the SEC.

Item 16.        Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	President and Chief Executive Officer
Date:	February 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy P. Sansone	Non-Executive Chairman of the Board	February 19, 2020
Guy P. Sansone

/s/ Lucinda M. Baier	President, Chief Executive Officer and Director	February 19, 2020
Lucinda M. Baier	(Principal Executive Officer)

/s/ Steven E. Swain	Executive Vice President and Chief Financial Officer	February 19, 2020
Steven E. Swain	(Principal Financial Officer)

/s/ Dawn L. Kussow	Senior Vice President and Chief Accounting Officer	February 19, 2020
Dawn L. Kussow	(Principal Accounting Officer)

/s/ Marcus E. Bromley	Director	February 19, 2020
Marcus E. Bromley

/s/ Frank M. Bumstead	Director	February 19, 2020
Frank M. Bumstead

/s/ Victoria L. Freed	Director	February 19, 2020
Victoria L. Freed

/s/ Rita Johnson-Mills	Director	February 19, 2020
Rita Johnson-Mills

/s/ Denise W. Warren	Director	February 19, 2020
Denise W. Warren

/s/ Lee S. Wielansky	Director	February 19, 2020
Lee S. Wielansky