Form 10-K/A
period 2019-12-31
Brookdale Senior Living Inc.
filed 2020-04-29
CIK 1332349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32641

BROOKDALE SENIOR LIVING INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-3068069 (I.R.S. Employer Identification No.)

111 Westwood Place,	Suite 400,	Brentwood,	Tennessee	37027
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number including area code	(615) 221-2250

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	BKD	New York Stock Exchange

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.4 billion. The market value calculation was determined using a per share price of $7.21, the price at which the registrant’s common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation only, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors and stockholders owning 10% or more of the Company’s outstanding common stock.

As of April 24, 2020, 183,164,490 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding restricted shares and restricted stock units).

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for Brookdale Senior Living Inc. (“Brookdale,” the “Company,” “we,” or “our”) for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2020 (the “Original Filing”).

We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019. The reference on the cover page of the Original Filing to our incorporation by reference of certain sections of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Concerning Directors

The Company’s Board of Directors (the “Board”) consists of nine directors and is currently divided into three classes. We are in the process of declassifying the Board using a phased approach set forth in amendments to our Certificate of Incorporation approved by stockholders at the 2018 and 2019 annual meetings of stockholders. As a result of such amendments, our Certificate of Incorporation currently provides that the terms of the Class I and Class II directors will expire at the annual meeting of stockholders to be held in 2020, the terms of the Class III directors will expire at the annual meeting of stockholders to be held in 2021, and all director nominees standing for election at or after the 2019 annual meeting of stockholders will be elected to hold office for a term of one year. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below for a description of securities beneficially owned by our directors.

Guy P. Sansone

Non-Executive Chairman & Class II
Independent Director

Director Since: October 2019

Age: 55

Public Company Directorships:

•  Magellan Health, Inc.
(2019 – current)

•  Civitas Solutions, Inc.
(2009 – 2019)

•  Rotech Healthcare Inc.
(2004 – 2005)

Mr. Sansone joined Brookdale’s Board in October 2019 and became Non-Executive Chairman of the Board in January 2020. For more than 25 years, he has led efforts to optimize the performance of healthcare and senior housing companies. Mr. Sansone has served as Chairman and CEO of H2 Health, a leading regional provider of physical rehabilitation services and clinician staffing solutions, since February 2020. Prior to that, he served as a Managing Director of Alvarez & Marsal, a global professional services firm specializing in performance improvement for large, high profile businesses, where he served as Chairman of the firm’s Healthcare Industry Group, which he founded in 2004. Mr. Sansone also served as interim Chief Executive Officer of the Visiting Nurse Service of New York, the largest non-profit home and community-based health care organization in the United States, from November 2014 to December 2016 and, prior to that, served in various executive roles at numerous healthcare companies. His prior experience in the senior housing industry includes having served as Chief Restructuring Officer and a member of the Board of Erickson Retirement Communities and as a senior consultant to Sunrise Senior Living. Mr. Sansone has served on the Board of Directors of Magellan Health, Inc. since March 2019 and previously served on the Board of Directors of Civitas Solutions, Inc. from 2009 until its acquisition in March 2019. He also serves and has served on the Boards of Directors of numerous investor-owned and not-for-profit companies, primarily in the healthcare industry. Mr. Sansone earned a B.S. in Economics from the State University of New York at Albany.

Mr. Sansone’s executive, senior advisory and board leadership of public and private organizations, including his extensive service to companies in the healthcare and senior housing industries, led to the conclusion that he should serve as a member of the Board.

Lucinda M. Baier Class I Director, President and Chief Executive Officer Director Since: February 2018 Age: 55 Public Company Directorships: • The Bon-Ton Stores, Inc. (2007 – 2016)

Ms. Baier has served as Brookdale’s President and Chief Executive Officer and as a member of the Board since February 2018, after having served as Brookdale’s Chief Financial Officer since December 2015. Ms. Baier joined Brookdale from Navigant Consulting, Inc., a specialized global expert services firm, where she served as Executive Vice President and Chief Financial Officer since 2013. In addition, Ms. Baier has had multi-billion dollar operations responsibility, been the chief executive officer for a publicly-traded retailer, and served as an executive officer of a Fortune 30 company. Ms. Baier currently serves as a member of the Board of Directors of the National Investment Center for the Seniors Housing & Care Industry (NIC) and the Nashville Health Care Council where she chairs its finance and investment committee. Ms. Baier is a Certified Public Accountant and a graduate of Illinois State University, with B.S. and M.S. degrees in Accounting.

Ms. Baier’s appointment as the Company’s President and Chief Executive Officer after demonstrating her abilities as a change-oriented executive as our Chief Financial Officer and in multiple leadership roles at other companies led to the conclusion that she should serve as a member of the Board.

Jordan R. Asher, MD, MA Class II Independent Director Director Since: February 2020 Age: 55

Dr. Asher brings more than 20 years of expertise and a history of success in large matrixed, mission-based, national healthcare systems. Since 2018, he has served as the Chief Physician Executive and Senior Vice President of Sentara Healthcare, a large integrated delivery health system including a clinically integrated network and insurance company serving Virginia and North Carolina, where he has a wide range of responsibilities, including a focus on growth strategies for clinical care and development and implementation of value-based care and payment models. Prior to Sentara, Dr. Asher served in several executive roles with Ascension since 2006, including Chief Clinical Officer of its Ascension Care Management subsidiary from 2016 to 2018 with responsibility for network development and population and risk management, Chief Clinical Officer and Chief Innovation Officer of Ascension’s MissionPoint Health Partners subsidiary from 2015 to 2016, and Chief Medical Officer and Chief Integration Officer of MissionPoint Health Partners from 2011 to 2015. Dr. Asher earned a B.S. in Biology from Emory University, an M.D. from Vanderbilt University School of Medicine, and an M.S. in Medical Management from the University of Texas at Dallas and Southwestern Medical Center.

Dr. Asher’s deep experience in the evolving healthcare landscape, including a combination of clinical training and executive leadership experience, particularly in light of the healthcare industry’s transition to more integrated, value-based delivery and payment models as we continue to grow and integrate our healthcare services business, led to the conclusion that he should serve as a member of the Board.

Marcus E. Bromley

Class III Independent Director

Director Since: July 2017

Age: 70

Brookdale Board Committees:

• Audit

• Investment

Public Company Directorships:

•  Cole Credit Property Trust V, Inc.
(2015 – current)

•  Cole Corporate Income Trust, Inc.
(2011 – 2015)

•  Cole Credit Property Trust II, Inc.
(2005 – 2013)

•  Cole Credit Property Trust III, Inc.
(2008 – 2012)

•  Gables Residential Trust
(1993 – 2005)

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

Mr. Bromley’s significant executive, leadership, and advisory experience in the real estate industry led to the conclusion that he should serve as a member of the Board.

Frank M. Bumstead

Class I Independent Director

Director Since: August 2006

Age: 78

Brookdale Board Committees:

• Compensation (Chair)

• Nominating & Corporate Governance

Public Company Directorships:

•  Syntroleum Corporation
(1993 – 2014)

•  American Retirement Corp.
(1997 – 2006)

Mr. Bumstead has over 40 years’ experience in the field of business and investment management and financial and investment advisory services, including representing buyers and sellers in a number of merger and acquisition transactions. Mr. Bumstead is a principal shareholder of Flood, Bumstead, McCready & McCarthy, Inc., a business management firm that represents artists, songwriters and producers in the music industry as well as athletes and other high net worth clients, and has been with the firm since 1989. From 1993 to December 1998, Mr. Bumstead served as the Chairman and Chief Executive Officer of FBMS Financial, Inc., a registered investment advisor. He served in 2015 as Chairman of the Board of Directors of the Country Music Association and is also Vice Chairman of the Board of Directors and Chairman of the Finance and Investment Committee of the Memorial Foundation, Inc., a charitable foundation. In addition, he previously served as a member of the Board of Advisors of United Supermarkets of Texas, LLC and was Chairman of its Finance and Audit Committee. Mr. Bumstead received a B.B.A. degree from Southern Methodist University and a Masters of Business Management from Vanderbilt University’s Owen School of Management.

Mr. Bumstead’s experience in business management and as a director of several public companies, along with his knowledge of the senior housing industry (through his prior service as a director of ARC), led to the conclusion that he should serve as a member of the Board.

Victoria L. Freed

Class II Independent Director

Director Since: October 2019

Age: 63

Brookdale Board Committees:

•  Compensation

•  Nominating & Corporate Governance

Public Company Directorships:

•  ILG, Inc. (f/k/a Interval Leisure
Group, Inc.)
(2012 – 2018)

Ms. Freed brings more than 25 years of executive leadership in the areas of sales, customer service, and marketing, and has earned numerous awards for outstanding achievement in sales and marketing during her career. Ms. Freed is Senior Vice President of Sales, Trade Support and Service for Royal Caribbean International, having served in that role since 2008, where she oversees the largest sales team in the cruise line industry and also manages the company’s consumer outreach, reservations, group sales, and customer service functions. Prior to her service with Royal Caribbean, Ms. Freed worked for 29 years with Carnival Cruise Lines, where she served as Senior Vice President of Sales and Marketing during the last 15 years of her tenure. Ms. Freed served on the Board of Directors of ILG, Inc. (f/k/a Interval Leisure Group, Inc.) from 2012 until its acquisition by Marriott Vacations Worldwide in 2018. She is a trustee of the United Way of Miami-Dade County and serves as a member of the board of Jewish Adoption and Foster Care Options (JAFCO). Ms. Freed earned a bachelor’s degree in business with an emphasis in marketing from the University of Colorado.

Ms. Freed’s decades of executive leadership in sales, customer service and marketing in the hospitality industry led to the conclusion that she should serve as a member of the Board.

Rita Johnson-Mills Class III Independent Director Director Since: August 2018 Age: 61 Brookdale Board Committees: • Nominating & Corporate Governance (Chair) • Investment

Ms. Johnson-Mills is an experienced healthcare executive, with more than 20 years of experience in the broader healthcare industry, including experience in the public sector. She is founder and CEO of consulting firm RJM Enterprises. Ms. Johnson-Mills most recently served from August 2014 to December 2017 as President and Chief Executive Officer of UnitedHealthcare Community Plan of Tennessee, a health plan serving more than 500,000 government sponsored healthcare consumers with over $2.5 billion of annual revenue, after having previously served as Senior Vice President, Performance Excellence and Accountability for UnitedHealthcare Community & State since 2006. Ms. Johnson-Mills also previously served as the Director of Medicaid Managed Care for the Centers for Medicare and Medicaid Services and as Chief Executive Officer of Managed Health Services Indiana and Buckeye Health Plan, wholly owned subsidiaries of Centene Corporation. Ms. Johnson-Mills earned a B.S. degree from Lincoln University and an M.A. degree in Labor and Human Resource Management and M.P.A. degree in Public Policy and Management from The Ohio State University.

Ms. Johnson-Mills’ experience as an executive in the healthcare space, including her expertise in healthcare operations and strategy, led to the conclusion that she should serve as a member of the Board.

Denise W. Warren

Class III Independent Director

Director Since: October 2018

Age: 58

Brookdale Board Committees:

• Audit (Chair)

• Compensation

Public Company Directorships:

• Computer Programs and Systems, Inc.
(2017 – current)

Ms. Warren brings more than 30 years of operational, financial, and healthcare experience. Since October 2015, she has served as Executive Vice President and Chief Operating Officer of WakeMed Health & Hospitals, where she is responsible for the strategic, financial and operational performance of the organization’s network of facilities in the North Carolina Research Triangle area. Prior to that, from 2005 to September 2015, Ms. Warren served as Chief Financial Officer of Capella Healthcare, Inc., an owner and operator of general acute-care hospitals, as well as its Executive Vice President since January 2014, and as its Senior Vice President prior to that. Before joining Capella, she served as Senior Vice President and Chief Financial Officer of Gaylord Entertainment Company from 2000 to 2001, as Senior Equity Analyst and Research Director for Avondale Partners LLC, and as Senior Equity Analyst for Merrill Lynch & Co. Ms. Warren earned a B.S. degree in Economics from Southern Methodist University and an M.B.A. from Harvard University.

Ms. Warren’s extensive executive, financial, and operational experience in the healthcare and other industries led to the conclusion that she should serve as a member of the Board.

Lee S. Wielansky

Class I Independent Director

Director Since: April 2015

Age: 68

Brookdale Board Committees:

• Audit

• Investment (Chair)

Public Company Directorships:

• Acadia Realty Trust
(2000 – current)

• Isle of Capri Casinos, Inc.
(2007 – 2017)

• Pulaski Financial Corp.
(2005 – 2016)

Mr. Wielansky has more than 40 years of commercial real estate investment, management, and development experience. He currently serves as Chairman and CEO of Opportunistic Equities, which specializes in low income housing. He has also served as Chairman and CEO of Midland Development Group, Inc., which he re-started in 2003 and focused on the development of retail properties in the midwest and southeast. Prior to Midland, he served as President and CEO of JDN Development Company, Inc. and as a director of JDN Realty Corporation. Before joining JDN, he served as Managing Director–Investments of Regency Centers Corporation, which in 1998 acquired Midland Development Group, a retail properties development company co-founded by Mr. Wielansky in 1983. Mr. Wielansky served as Brookdale’s Non-Executive Chairman of the Board from February 2018 through December 2019. He received a bachelor’s degree in Business Administration, with a major in Real Estate and Finance, from the University of Missouri–Columbia, where he is currently a member of the Strategic Development Board of the College of Business. He also serves on the Board of Directors of The Foundation for Barnes-Jewish Hospital.

Mr. Wielansky’s real estate investment, management, and development experience, as well as his service as a director of several public companies, led to the conclusion that he should serve as a member of the Board.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is currently chaired by Ms. Warren and also consists of Messrs. Bromley and Wielansky. All members are independent directors as defined under the listing standards of the New York Stock Exchange (“NYSE”) and under section 10A(m)(3) of the Exchange Act, and the Board has determined that each of Ms. Warren and Messrs. Bromley and Wielansky is an “audit committee financial expert” as defined by the rules of the SEC. No member of the Audit Committee simultaneously serves on the audit committees of more than three public companies.

Corporate Governance

The Board has adopted Corporate Governance Guidelines setting forth the expectations and standards the Board has with respect to the role, size, and composition of the Board and its committees, the functioning of the Board and its committees, evaluation of the Board and its committees, director compensation, succession planning, and other matters. The Board also has adopted a Code of Business Conduct and Ethics that applies to all employees, directors, and officers, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our President and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer. These guidelines and codes are available on our website at www.brookdale.com/investor. Any amendment to, or waiver from, a provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer, or controller, or person performing similar functions, or to any executive officer or director, will be posted on our website.

Stockholder Proposals and Nominations for 2020 Annual Meeting

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board as described in our definitive proxy statement filed with the SEC on September 18, 2019 (the “2019 Proxy Statement”). While we have not changed such procedures, on April 21, 2020 we announced that the Board has determined that the 2020 annual meeting of stockholders (the “Annual Meeting”) will be held on Tuesday, June 30, 2020. Because the Annual Meeting will be held more than 30 days from the anniversary date of our 2019 annual meeting of stockholders, the deadlines set forth in the 2019 Proxy Statement for stockholder proposals and director nominations for consideration at the Annual Meeting no longer apply. The new deadline is the close of business on May 1, 2020 (which we determined to be a reasonable time before we expect to print and distribute our proxy materials prior to the Annual Meeting) for proposals and director nominations of stockholders intended to be included in our proxy statement and form of proxy for the Annual Meeting pursuant to Rule 14a-8 under the Exchange Act or the proxy access provisions of our Amended and Restated Bylaws, and proposals and director nominations of stockholders intended to be considered at the Annual Meeting other than by means of inclusion in our proxy statement and form of proxy card. Stockholders submitting proposals or nominations using the foregoing procedures should deliver or mail the proposal or nomination, and all supporting information required by Rule 14a-8 or our Amended and Restated Bylaws, as applicable, to Brookdale Senior Living Inc., 111 Westwood Place, Suite 400, Brentwood, Tennessee 37027, Attention: Secretary. In addition to complying with this deadline, stockholder proposals and nominations must comply with all applicable SEC rules, including Rule 14a-8 under the Exchange Act, and the requirements set forth in our Amended and Restated Bylaws and applicable law.

Executive Officers

The following table sets forth certain information concerning our executive officers. See “Information Concerning Directors” above for biographical information for Ms. Baier.

Name	Age	Position

Lucinda M. Baier	55	President, Chief Executive Officer and Director

George T. Hicks	62	Executive Vice President–Finance and Treasurer

Diane Johnson May	61	Executive Vice President–Human Resources

H. Todd Kaestner	64	Executive Vice President–Asset Management and Division President–Entry Fee

Cindy R. Kent	51	Executive Vice President and President of Senior Living

Anna-Gene O’Neal	53	Division President–Health Care Services

Mary Sue Patchett	57	Executive Vice President–Strategic Operations

Steven E. Swain	52	Executive Vice President and Chief Financial Officer

Chad C. White	44	Executive Vice President, General Counsel and Secretary

George T. Hicks became our Executive Vice President–Finance in July 2006 and our Treasurer in January 2016. Prior to July 2006, Mr. Hicks served as Executive Vice President–Finance and Internal Audit, Secretary and Treasurer of ARC since September 1993. Mr. Hicks had served in various capacities for ARC’s predecessors since 1985, including Chief Financial Officer from September 1993 to April 2003 and Vice President–Finance and Treasurer from November 1989 to September 1993. He received a bachelor’s degree with distinction in philosophy from Stanford University and an M.B.A. in finance from the University of Tennessee.

Diane Johnson May joined Brookdale as Executive Vice President–Human Resources in May 2019. Prior to joining Brookdale, Ms. Johnson May served as Executive Vice President, Human Resources of Kraft Foods Group, Inc. from October 2012 to October 2015, after having served in a number of key leadership roles for Kraft Foods Inc. since joining in 1980, including Senior Vice President of Human Resources, Kraft Foods International, and Vice President, Human Resources at various Kraft units. Ms. Johnson May also served as Managing Vice President of The Deli Source Inc. from September 2017 to April 2019 and was principal of Diane May Consulting, LLC from January 2016 to September 2017. She earned a bachelor’s degree in business administration and management from Elmhurst College.

H. Todd Kaestner became our Executive Vice President–Asset Management and Division President–Entry Fee in June 2019. Prior to that, Mr. Kaestner served as Executive Vice President–Corporate Development since July 2006. Mr. Kaestner served as Executive Vice President–Corporate Development of ARC since September 1993 and served in various capacities for ARC’s predecessors since 1985, including Vice President–Development from 1988 to 1993 and Chief Financial Officer from 1985 to 1988. He is an honors graduate of Vanderbilt University, where he studied economics, and holds an M.B.A. in finance and economics from University of Louisville

Cindy R. Kent joined Brookdale as Executive Vice President and President of Senior Living in January 2020. Prior to joining Brookdale, Ms. Kent served as President and General Manager of 3M’s Infection Prevention Division from 2016 to 2018 and President and General Manager of 3M’s Drug Delivery Systems Division from 2014 and 2016. Prior to that, she held senior leadership roles at Medtronic from 2007 to 2013. Ms. Kent earned an MBA in marketing and a Master of Divinity from Vanderbilt University. She also holds a BS in industrial engineering and management sciences from Northwestern University, earned a certification in Strategic Finance from the Harvard Business School, and is Six Sigma green belt trained. Ms. Kent has been appointed to serve as a trustee on the Vanderbilt University Board of Trust beginning July 2020.

Anna-Gene O’Neal became our Division President–Health Care Services in August 2019, after having joined the Company as Division Vice President–BHS Hospice in June 2019. Prior to that, Ms. O’Neal served as President and Chief Executive Officer of Alive Hospice, a large non-profit hospice provider in Tennessee, since 2012. From 2007 to

2012, Ms. O’Neal served in quality and performance improvement leadership roles, including Senior Vice President, of CogentHMG, an industry leader in developing and managing hospital medicine programs nationwide, and from 2001 to 2007 she served as Vice President, Hospital Operations and Clinical Quality for Essent Healthcare, Inc., a multistate for-profit hospital system. Ms. O’Neal is a Registered Nurse and received B.S.N., M.S.N. and M.B.A. degrees from Vanderbilt University.

Mary Sue Patchett became our Executive Vice President–Strategic Operations in March 2020 after serving as Executive Vice President–Community Operations since November 2015 and, prior to that, Division President for one of our senior housing divisions since February 2013 and Divisional Vice President since joining Brookdale in September 2011 in connection with our Horizon Bay acquisition. Ms. Patchett has over 30 years of senior care and housing experience serving in leadership roles. Previously, Ms. Patchett served as Chief Operating Officer of Horizon Bay from January 2011 through August 2011 and as Senior Vice President of Operations from March 2008 through December 2011. Prior to joining Horizon Bay, she was President and owner of Patchett & Associates, Inc., a management consulting firm for senior housing and other healthcare companies, from 2005 until March 2008. Ms. Patchett had previously served as Divisional Vice President for Alterra for over six years and started in senior living with nine years in numerous leadership positions at Sunrise Senior Living. Ms. Patchett has served on numerous industry boards and is serving on the Board of Directors of Argentum and the Board of Directors of Florida Senior Living Association as its past chair. She holds a Bachelor of Business Administration degree from George Mason University.

Steven E. Swain joined Brookdale as Executive Vice President and Chief Financial Officer in September 2018. Prior to joining Brookdale, Mr. Swain served as Senior Vice President and Chief Financial Officer of DISH Network Corporation from October 2014 to August 2018, after having served as its Senior Vice President of Programming from April 2014 to October 2014, and as its Vice President of Corporate Financial Planning and Analysis since joining the company in 2011. Prior to DISH Network, Mr. Swain spent more than 15 years working in the telecommunications sector, most recently at CenturyLink, Inc. and Qwest Communications International, Inc. (acquired by CenturyLink), where he served in multiple leadership roles in finance, including corporate financial planning and analysis, treasury, and investor relations, as well as in network engineering. Mr. Swain earned his B.S. degree in Chemical Engineering from the University of Wisconsin–Madison and his M.B.A. degree from the University of Chicago Booth School of Business.

Chad C. White joined Brookdale in February 2007 and has served as our Executive Vice President since January 2018, our General Counsel since March 2017 and our Secretary since March 2013. He previously served as our Senior Vice President and General Counsel from March 2017 until January 2018, our Senior Vice President and Co-General Counsel from July 2014 to March 2017, our Vice President and Co-General Counsel from March 2013 to July 2014, and our Associate General Counsel and Assistant Secretary prior to that. Before joining Brookdale, Mr. White served in legal roles with Dollar General Corporation and Bass, Berry & Sims PLC. Mr. White received his law degree from the Vanderbilt University School of Law where he was elected to the Order of the Coif, and a B.S. in Mass Communication and Political Science from Middle Tennessee State University.

Item 11. Executive Compensation

Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains the key elements of our executive compensation program and compensation decisions regarding the following named executive officers (NEOs) for 2019:

Name	Position

Lucinda M. Baier	President and Chief Executive Officer

Steven E. Swain	Executive Vice President and Chief Financial Officer

Mary Sue Patchett	Executive Vice President–Strategic Operations

Chad C. White	Executive Vice President, General Counsel and Secretary

H. Todd Kaestner	Executive Vice President–Asset Management and Division President–Entry Fee

Each of the named executive officers served in the roles indicated for the full-year 2019, except that Ms. Patchett served as Executive Vice President–Community Operations prior to being appointed to her current role on March 23, 2020, and Mr. Kaestner served as Executive Vice President–Corporate Development prior to being appointed to his current roles on June 30, 2019.

Executive Summary

Executive Compensation Program Highlights

What We Do

Pay for Performance A significant portion of our NEOs’ target direct compensation is awarded in the form of variable, at-risk compensation based on company performance.

Clawback Policy (New for 2020) Clawback policy provides the Committee the ability to recover or require the forfeiture of performance-based compensation paid as a result of any material financial restatement or material miscalculation of a financial metric used to determine the vesting or payment of performance-based compensation.

Caps on Annual Incentive Payouts Payouts under our annual cash incentive plan are capped.

RevPAR and Relative TSR Performance Goals Performance goals for 2019 performance-based restricted shares are 3-year compound annual growth rate of same community RevPAR and our 3-year relative TSR.

Annual Say on Pay “Say-on-pay” advisory vote conducted annually to solicit stockholders’ views on our executive compensation programs. 2019 results were 94% in favor. (1)

Robust Stock Ownership Guidelines Ownership guidelines require 5x, 4x, and 3x base salary for our CEO, CFO, and other executive officers, respectively.

What We Do NOT DO

No Above Median Benchmarking The Committee aims to provide target total direct compensation for NEOs that is at or below the market median identified in the independent compensation consultant’s market study.

No Defined Benefit Plans/SERPs We do not sponsor any defined benefit pension or supplemental executive retirement plans (SERPs).

No Tax Gross Ups Tax gross-ups are not provided except in the limited circumstance of certain re-location expenses.

No Excessive Perquisites Minimal perquisites are provided, other than certain re-location expenses.

No Excessive Guaranteed Compensation Our 2019 annual incentive plan and performance-based restricted stock awards do not have minimum guaranteed payout levels–this compensation is “at risk.”

No Pledging or Hedging Our insider trading policy prohibits all our directors and executive officers from pledging or hedging Brookdale stock.

No Stock Options We have never granted stock options.

2019 CEO and Other NEOs Pay Mix (2)

Annual Cash Incentive Plan

2019 Incentive Plan Design and Achievement

Performance goals were chosen to focus our leaders on execution of our operational turnaround strategy and were generally cascaded to our corporate, divisional, and community leadership. Target levels were generally reflective of our 2019 budget approved by the Board. Actual 2019 achievement reflects progress made on our strategy, though overall performance was below our expectations.

Measure	Weighting	Achievement / Payout

Resident Fee Revenue	10%	106%

Facility Operating Income	40%	29%

Combined Adjusted Free Cash Flow	10%	103%

Strategic Objectives	40%	52%

Aggregate Achievement/Payout		54%

2017–2019 Annual Incentive Plan Achievement (3)

(1)	Represents percentage of votes cast.

(2)

Represents elements of 2019 target total direct compensation and, for other NEO’s, the average of such other NEO’s pay mix elements. See “Summary of 2019 Compensation Program” below for more information.

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

In determining the appropriate level and mix of compensation for each executive officer, the Committee takes into account the officer’s experience, scope of responsibility, individual performance, and retention risk; the Committee’s independent consultant’s market compensation studies; management input; internal equity; and other information as it deems necessary and appropriate. No pre-determined weighting is assigned to any factor, and the emphasis placed on a specific factor may vary among executive officers, reflecting market practice, business needs, and retention and succession considerations at the time compensation decisions are made.

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
Long- Term Incentive Awards	50%–Time-Based Restricted Shares	Awards granted in 2019 are eligible to vest ratably in four annual installments beginning approximately one year following the grant date, subject to continued employment.	Promotes retention, stock ownership, and alignment of executives’ long-term goals with those of our stockholders.
50%–Performance-Based Restricted Shares

Opportunity is at-risk with no guaranteed vesting. 75% of the award is eligible to vest in February 2022 based on our 3-year compound annual growth rate (“CAGR”) of same community RevPAR performance, and 25% of the award is eligible to vest in February 2023 based on our 3-year relative TSR performance.

Encourages executives to achieve long-term goals, including RevPAR (a key performance metric factoring occupancy and rate) and increasing the market value of our common stock.

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

Role of the Committee

The Committee, which is comprised solely of independent directors, is responsible for developing, reviewing annually, and administering our compensation program and plans applicable to our executive officers. The Committee meets regularly, typically at least five times per year, to approve all decisions regarding the compensation of our executive officers. Compensation decisions regarding our President and Chief Executive Officer are also approved by the independent members of the Board. The Committee reports on its actions to the full Board following each Committee meeting. In fulfilling its responsibilities with respect to executive compensation, the Committee reviews and approves:

•	Any changes to our executive compensation philosophy;

•	The base salary, levels of incentive-based compensation, and all other compensation or perquisites of our executive officers;

•	The design and framework of our incentive-based compensation plans and awards, including the applicable performance objectives and targets;

•	Levels of achievement under such performance objectives and targets;

•	Updates to our compensation peer group;

•	Any employment agreements or severance arrangements with our executive officers; and

•	Compliance with, and any changes to, our officer stock ownership and retention guidelines.

Role of Say-on-Pay Vote and Stockholder Feedback

The Committee considers the results of our annual say-on-pay advisory vote and other feedback received from stockholders throughout the year when making executive compensation decisions. At our 2019 annual meeting of stockholders, more than 94% of the votes cast on the say-on-pay advisory vote were in favor of our executive compensation program. The Committee believes this vote affirmed our stockholders’ support of our executive compensation approach and provided assurance the program is reasonable and aligned with stockholder expectations.

Role of Independent Compensation Consultant

As a best practice, the Committee periodically evaluates its selection of an independent compensation consultant. During 2019, the Committee conducted this evaluation, including reviewing proposals of several potential consultants, and determined to continue to engage F.W. Cook & Co., Inc. (the “Consultant”) as its independent compensation consultant. The Consultant reports directly to the Committee, which has the direct responsibility for appointment, compensation, and oversight of the work of the Consultant. The Consultant does not provide any services to the Company other than services provided to the Committee. From time to time at the request of the Committee, the Consultant provides recommendations regarding the design and framework of, and amounts awarded under, our executive compensation programs, recommends updates to our compensation peer group and conducts independent market compensation studies using that peer group and other published survey information, attends meetings of the Committee, and communicates with one or more members of the Committee outside of such meetings. For 2019, the Consultant provided each of these services. The Committee conducted a specific review of its relationship with the Consultant and determined that the Consultant’s work for the Committee did not raise any conflicts of interest, consistent with the guidance provided under the Dodd-Frank Act of 2010 by the SEC and by the NYSE.

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

The Committee, as advised by the Consultant, generally considered target total direct compensation within a range of +/- 25% of median as reported in the Consultant’s market compensation studies to be competitive.

For 2019 compensation decisions, the Consultant recommended updates to our compensation peer group used for 2018 compensation decisions. The peer group used in competitive comparisons to inform 2019 target compensation opportunities included 15 companies in the health care facilities, healthcare services, managed healthcare, healthcare REIT, hospitality, and restaurant industries. The Committee believes that inclusion of companies from these industries is reflective of the talent market for our business. The peer group companies chosen from the various industries are intended to be reasonably comparable to Brookdale in terms of their median levels of revenue, market capitalization, enterprise value, EBITDA, and number of employees. For 2019, the Committee determined to remove Kindred Healthcare, Inc. due to its going private and to replace Laboratory Corporation of America Holdings, Centene Corporation and Darden Restaurants, Inc. with Amedysis, Inc., Magellan Health, Inc. and Bloomin’ Brands, Inc. to more closely align the median levels of financial metrics and number of employees of the peer group with ours.

2019 Peer Group

Acadia Healthcare Company, Inc.	Hyatt Hotels Corporation	Select Medical Holdings Corporation

Amedysis, Inc.	LifePoint Hospitals, Inc.	The Ensign Group, Inc.

Bloomin’ Brands, Inc.	Magellan Health, Inc.	Universal Health Services, Inc.

Community Health Systems, Inc.	National Healthcare Corp.	Welltower Inc.

Encompass Health Corporation	Quest Diagnostics Incorporated	Wyndham Destinations (f/k/a Wyndham Worldwide Corporation)

2019 Compensation Decisions

Context to Decisions

When making annual decisions for 2019, the Committee conducted a comprehensive review of our executive compensation program that included, among other considerations, external market compensation practices, our recent overall performance and 2019 business plan, our performance objectives under our incentive plans, and the responsibilities and individual performance of each of our named executive officers. The Committee reviewed the Consultant’s market compensation study based on the revised peer group adopted by the Committee for 2019, which indicated that each element of Ms. Baier’s target total direct compensation was below or at the low end of the market range. It further indicated that each of the other named executive officers’ base salaries, target long-term equity awards, and target total direct compensation were at the low end, or below, the market range, and that their target annual incentive opportunities were high relative to the market range.

Following the completion of its review, the Committee approved the principal elements of compensation of our named executive officers for 2019 as shown in the “Summary of 2019 Compensation Program” table below. With the 2019 changes, the target total direct compensation of each of our named executive officers fell within the market ranges shown in the market compensation study, but continues to be below the market median.

Summary of 2019 Compensation Program

The table below sets forth the target total direct compensation (base salary, target annual incentive opportunity, and target long-term incentive awards) for the named executive officers. The table excludes the amounts reported in the All Other Compensation column of the Summary Compensation Table (generally employer matching on our 401(k) plan, employer-paid premiums on life and disability insurance, and the incremental cost to us of relocation expenses) and special performance bonuses in the aggregate amount of $40,000 paid to Mr. White for his service as interim leader of human resources until May 9, 2019 following the departure of the former Chief People Officer on December 31, 2018.

	Base Salary	Target Annual Incentive Opportunity	Grant Value of Long-Term Incentive Awards (1)	2019 Target Total Direct Compensation

Ms. Baier	$910,000	135%	$4,750,002	$6,888,502

Mr. Swain	$515,000	100%	$1,300,005	$2,330,005

Ms. Patchett	$467,750	100%	$ 900,001	$1,835,501

Mr. White	$397,500	70%	$ 450,001	$1,125,751

Mr. Kaestner	$344,500	70%	$ 350,006	$ 935,656

(1)

Represents the grant value of time- and performance-based restricted shares (i.e., number of shares granted at target performance multiplied by the stock price on the date of grant). The aggregate Accounting Standards Codification 718, Stock Compensation (“ASC 718”), grant date fair values of such awards were approximately 0.5% greater than the grant values included in the table due to the ASC 718 valuation of the relative TSR component of the performance-based restricted shares being 4% greater than the grant value.

Base Salaries

The Committee determined that the base salaries of each of the named executive officers were below or at the low end of the market ranges identified in the Consultant’s market compensation study. Consistent with its compensation philosophy, the Committee determined to increase the named executive officers’ base salaries to bring them within the identified market ranges and towards the market medians. After making such changes, each of the named executive officers’ base salaries continued to be below the market medians. The following table shows the base salaries approved for 2019 compared to the prior year base salaries in effect as of December 31, 2018.

	2019	2018	% Change

Ms. Baier	$ 910,000	$ 825,000	10%

Mr. Swain	$ 515,000	$ 500,000	3%

Ms. Patchett	$ 467,750	$ 437,750	7%

Mr. White	$ 397,500	$ 350,000	14%

Mr. Kaestner	$ 344,500	$ 325,000	6%

Annual Incentive Plan

The named executive officers were eligible to participate in our 2019 annual incentive plan established by the Committee. Amounts payable under the plan were to be determined by the Committee following conclusion of the 2019 performance period based on our results relative to company financial objectives and strategic objectives approved by the Committee. There were no guaranteed payout levels utilized in the 2019 annual incentive plan.

The table below shows the target annual incentive opportunity available to our named executive officers expressed as a percentage of base salary earned during 2019. The target opportunities were consistent with the prior year, except that Ms. Baier’s target opportunity was increased from 125% of her base salary, and Messrs. White’s and Kaestner’s target opportunities were reduced from 80% of their base salaries. The Committee made such changes after finding that Ms. Baier’s target opportunity was below market median, and that Messrs. White’s and Kaestner’s target opportunities were high relative to the market ranges provided by the Consultant.

	Target Opportunity as a % of Base Salary	Minimum Payout as a % of Target Opportunity	Maximum Payout as a % of Target Opportunity

President and CEO	135%	0%	180%
Mr. Swain & Ms. Patchett	100%
Messrs. White & Kaestner	70%

For 2019, the Committee determined to use company financial objectives and objectively-measured strategic objectives that were developed to focus our leaders on execution of our operational turnaround strategy. Such strategic objectives were generally cascaded to our corporate, divisional, and community leadership. The weighting of each objective, the performance targets applicable to the objectives, and our actual results for 2019 are shown in the table below. The weighting of each company financial objective and the aggregate strategic objectives were consistent with the prior year’s weighting, except that the weighting of Combined Adjusted Free Cash Flow was reduced from 20% to 10%, and the weighting of the strategic objectives was increased from 30% to 40%. In order to emphasize the importance of meeting target-level move-ins at our consolidated comparable communities, the 2019 annual incentive plan included a move-in multiplier that would have increased the overall strategic objectives payout by between 10% and 50% had 2019 move-in performance been 1% to 5% in excess of the 2019 targeted number of move-ins. The target performance levels of the objectives were generally reflective of our 2019 budget approved by the Board. Performance below the threshold level would result in no payout for the performance objective, and payout percentages were to be interpolated between the steps shown in the table below.

	Measure	Weighting	Description and Link to Strategy and Business Plan
Financial Objectives	Resident Fee Revenue	10%	Resident fee revenue was defined as our 2019 consolidated resident fee revenue, which excludes management fee revenue and reimbursed costs incurred on behalf of managed communities. This measure focused management on improving top-line revenue of our seniors housing portfolio and Health Care Services segment, which is a critical component of our strategy. The Board and management use this measure in the budgeting process and when evaluating our results.	Level	Payout	Target / Actual ($ in MM)
				Maximum	200%	$3,331
				Actual	105.5%	$3,210
				Target	100%	$3,203
				Threshold	25%	$3,107

	Facility Operating Income (“FOI”) (1)	40%	FOI was defined as our 2019 consolidated resident fee revenue less facility operating expense. FOI reflects the net result of our revenue and the facility operating expenses of our consolidated senior housing portfolio and Health Care Services segment, which are the largest drivers of our financial results and which management has the ability to impact on a day-to-day basis. The Board and management use this measure in the budgeting process and when evaluating our results.	Level	Payout	Target / Actual ($ in MM)
				Maximum	200%	$938
				Target	100%	$868
				Actual	29.3%	$819
				Threshold	25%	$816

	Combined Adjusted Free Cash Flow (“CAFCF”) (1)	10%	CAFCF was defined as the sum of our consolidated Adjusted Free Cash Flow plus our proportionate share of unconsolidated ventures’ Adjusted Free Cash Flow for 2019. The measure reflects the cash generated through our operations and our proportionate share of cash generated at our unconsolidated ventures after non-development capital expenditures and certain other adjustments. The Board and management use this measure in the budgeting process and when evaluating our ability to service indebtedness or engage in share repurchases, and to make additional capital investments. In addition, the constituent parts of CAFCF were used in our forward-looking guidance and in our quarterly reporting.	Level	Payout	Target / Actual ($ in MM)
				Maximum	200%	$(30)
				Actual	103.3%	$(59)
				Target	100%	$(60)
				Threshold	25%	$(83)

Strategic Objectives (2)	Move-Ins	7.5%	Move-ins reflect the number of new residents at our comparable consolidated community portfolio for 2019, and move-outs reflect the percentage of our residents who move out of our comparable consolidated community portfolio for controllable reasons. Our Board and management team focus on such metrics, and the objectives reinforced our 2019 strategy to win locally and leverage scale effectively through maintaining and improving the quality of our communities and aligning our sales, marketing, and operations teams to drive top line performance. The target levels of performance represented move-in growth of 3% compared to 2018 performance and maintaining prior-year levels of controllable move-outs.	Level	Payout	Target / Actual
				Target/Max	100%	3% growth
				Threshold	25%	Maintaining 2018 performance
				Actual	0%	< 2018 performance

	Move-Outs	7.5%		Level	Payout	Target / Actual
				Target/Max	100%	26.3%
				Actual	78.6%	26.5%
				Threshold	25%	27.1%

	NPS Survey Participation	2%	As part of our 2019 business plan, we conducted a net promotor score (NPS) survey among our residents and their families to understand our customers’ engagement and satisfaction levels. The NPS survey and strategic objectives reinforced management’s focus on our strategic priority to provide excellent customer service and expand referral development programs in order to earn the trust of our customers and the communities in which we operate and ultimately increase our move-ins and reduce our controllable move-outs. The target levels of performance represented 40% participation in the NPS survey and approximately 15% improvement on our NPS score versus the score from our last survey completed in 2017.	Level	Payout	Target / Actual
				Actual	100%	> 50%
				Target/Max	100%	40%
				Threshold	25%	35%

	NPS Score Improvement	8%		Level	Payout	Target / Actual
				Actual	100%	> 20% improvement
				Target/Max	100%	~ 15% improvement
				Threshold	25%	~ 10% decrease

Measure	Weighting	Description and Link to Strategy and Business Plan
Community Key Leader Retention	5%	Brookdale’s culture is based on servant leadership, and we believe engaged associates lead to an enhanced resident experience and lower turnover, leading to improved operations. These strategic objectives focused management on attracting, engaging, developing, and retaining the best associates by maintaining a compelling value proposition in the areas of compensation, leadership, career growth, and meaningful work. The community key leader retention objective applied to the three key positions at our consolidated comparable communities (executive directors, sales directors, and health and wellness/nursing directors). The community associate turnover objective applied to the other positions at our consolidated comparable communities. The corporate associate objective applied to our non-community-level associates. Each of the objectives were set to pay out at 50% for repeating 2018 performance.	Level	Payout	Target / Actual
			Target/Max	100%	70%
			Threshold	25%	68%
			Actual	0%	< 68%

Community Associate Turnover	5%		Level	Payout	Target / Actual
			Target/Max	100%	48%
			Threshold	25%	50%
			Actual	0%	> 50%

Corporate Associate Retention	5%		Level	Payout	Target / Actual
			Actual	100%	> 83%
			Target/Max	100%	80%
			Threshold	25%	78%

(1)

FOI and CAFCF are financial measures that are not calculated in accordance with generally accepted accounting principles (“GAAP”). Appendix A to this Amendment shows how we calculated FOI and CAFCF, including reconciliations to the closest GAAP financial measures.

(2)

The target/max payout levels for the strategic objectives do not reflect application of the move-in multiplier, which would have increased the overall strategic objectives payout by between 10% and 50% had 2019 move-in performance been 1% to 5% in excess of the 2019 targeted number of move-ins.

Long-Term Incentive Awards

Annual Review and Decisions

For the 2019 compensation program, the Committee resumed its historical practice of using a 50/50 grant value mix of time- and performance-based restricted shares for awards to the named executive officers. Based on the Consultant’s market compensation study, the Committee determined that Mses. Baier’s and Patchett’s and Messrs. Swain’s and White’s target long-term equity awards were at the low end, or below, the market ranges identified in the study. Consistent with its compensation philosophy, the Committee increased the target grant values of long-term incentive awards as noted in the table below. After making such changes, each of the named executive officers’ target long-term incentive awards fell within the market ranges shown in the Consultant’s market compensation study, but continued to be below the market medians.

	2019 Grant Value of Long-Term Incentive Awards	Change v. 2018	No. of Time-Based Restricted Shares (50% Weight)	No. of Performance-Based Restricted Shares (at Target Performance) (50% Weight)

Ms. Baier	$4,750,002	6%	302,163	302,163

Mr. Swain	$1,300,005	30%	82,698	82,697

Ms. Patchett	$900,001	13%	57,252	57,252

Mr. White	$450,001	29%	28,626	28,626

Mr. Kaestner	$350,006	0%	22,265	22,265

Time-Based Restricted Shares

The time-based restricted shares are eligible to vest ratably in four annual installments beginning February 27, 2020, subject to continued employment.

Performance-Based Restricted Shares

Seventy-five percent of the performance-based restricted shares are eligible to vest on February 27, 2022 and twenty-five percent are eligible to vest on February 27, 2023, in each case subject to continued employment and achievement of performance goals established by the Committee. Performance below the threshold level of achievement will result in forfeiture of all shares in the applicable tranche, performance at the targeted level of achievement will result in the vesting of 100% of the applicable tranche, and performance at or above the target level of achievement will result in vesting of up to 125% of the first tranche and up to 150% of the second tranche, with vesting percentages to be interpolated between the levels. The weighting, performance measures, and performance targets for the performance-based restricted shares are outlined below.

Performance Measure	Weighting	Description and Link to Strategy and Business Plan	Vesting Date	Performance Targets
3-Year CAGR of Same Community RevPAR for 2021 compared to 2018 (1)	75%	Revenue per available room (“RevPAR”) is a key performance metric utilized by the Board and management to measure both occupancy and rate performance on a monthly basis. This objective focuses our management on delivering long-term top-line growth through increasing occupancy while maintaining rate discipline.	2/27/2022	Level	% of Target Shares Vesting	3-Year CAGR of Same Community RevPAR
				Maximum	125%	4.0%
				Target	100%	3.5%
				Threshold	25%	1.5%

3-Year Relative TSR Compared to S&P Midcap 400 Index Companies (2)	25%	The relative total shareholder return (“TSR”) objective aligns our management’s priorities with those of our stockholders to establish and achieve long-term goals designed to increase the market value of our common stock relative to the constituent companies of a broad-based comparable index of companies.	2/27/2023	Level	% of Target Shares Vesting	Relative TSR Rank
				Maximum	150%	75th %ile
				Target	100%	50th %ile
				Threshold	50%	25th %ile

(1)

Same community RevPAR means the average monthly senior housing resident fee revenues per available unit of the same community portfolio, calculated as resident fee revenues, excluding Health Care Services segment revenue and entrance fee amortization, of the same community portfolio for the applicable fiscal year, divided by the weighted average number of available units in the same community portfolio for the applicable fiscal year, divided by twelve. For purposes of measuring the Company’s performance, principles of revenue recognition will be consistently applied when calculating same community RevPAR.

(2)

3-Year Relative TSR compares our compound annual TSR to the constituent companies of the S&P Midcap 400 index for the period beginning January 1, 2019 and ending December 31, 2021, assuming reinvestment of dividends or distributions. The award agreement provides that no additional shares beyond the target number of shares will be issued if our compound annual TSR is negative for the performance period.

Other Terms of 2019 Restricted Share Awards

The restricted share agreements associated with the awards described above contain non-competition, non-solicitation, non-disparagement, and confidentiality covenants and set forth the treatment of such awards in connection with termination of employment and a change in control (as described below under “Potential Payments Upon Termination or Change in Control”). Although we do not currently maintain a dividend program on our common stock, the Committee determined to eliminate the right to receive immediate payment of declared dividends for the 2019 awards. To the extent we declare dividends on our shares of common stock in the future, the restricted shares awarded in 2019 will accrue such dividends to be paid in cash only to the extent the underlying restricted shares ultimately vest.

Other 2019 Decisions

Severance Arrangements for Mr. Kaestner

Mr. Kaestner serves as Executive Vice President–Asset Management and Division President–Entry Fee. On October 1, 2019, we announced that we had entered into definitive agreements with Healthpeak Properties, Inc. (f/k/a HCP, Inc.)

pursuant to which we agreed to, among other things, sell our interests in 16 entry fee continuing care retirement communities (CCRCs) held in an unconsolidated venture in which we held a 51% interest, which constitutes our entry fee CCRCs division. In light of our decision to dispose of our interest in the division led by Mr. Kaestner, and to incentivize him to manage the portfolio through the closing of such transactions, the Committee determined to enter into a letter agreement with Mr. Kaestner to amend and supplement the Amended and Restated Tier I Severance Pay Policy (the “Severance Policy”) as it applies to Mr. Kaestner. Under the letter agreement, if we complete the dispositions of our interests in all 16 entry fee CCRCs before January 1, 2021, such completion will be deemed to be a change in control under the Severance Policy if Mr. Kaestner is not offered continued acceptable employment with us or the acquiror of at least a majority of the entry fee CCRCs. An offer of continued acceptable employment means any offer of employment by us or the acquiror accepted by Mr. Kaestner, employment with us with compensation that is not materially and significantly reduced, or employment with the acquiror with responsibilities, duties, and compensation that are not materially and significantly reduced. In addition, we agreed to request that the Committee approve the acceleration and vesting of Mr. Kaestner’s outstanding equity upon consummation of such transactions. If the sale of our interests in all 16 entry fee CCRCs does not occur before January 1, 2021, the Severance Policy will continue to apply to Mr. Kaestner without modification by the 2019 letter agreement. As of April 29, 2020, we continued efforts to complete the sale of two entry fee CCRCs held in an unconsolidated venture with Healthpeak Properties, Inc.

Special Performance Bonuses for Mr. White

During 2019, the Committee determined to pay Mr. White special performance bonuses in the aggregate amount of $40,000 for his service as interim leader of human resources until May 9, 2019, following the departure of the former Chief People Officer on December 31, 2018.

2019 Compensation Results

Summary of Compensation Results

To provide a better understanding of the results of our executive compensation program, the table below sets forth the amount of compensation realized in 2019 by our named executive officers. The value of restricted shares that vested is based on the closing price per share of our stock on the applicable vesting dates. The table excludes the amounts reported in the All Other Compensation column of the Summary Compensation Table (generally employer matching on our 401(k) plan, employer-paid premiums on life and disability insurance, and the incremental cost to us of relocation expenses).

	Base Salary Earned	Annual Incentive Opportunity Earned	Value of Restricted Shares that Vested	Special Performance Bonus Earned	Total Compensation Realized

Ms. Baier	$910,000	$657,295	$668,971	$–	$2,236,266

Mr. Swain	$515,000	$275,545	$94,382	$–	$884,927

Ms. Patchett	$467,750	$250,264	$172,439	$–	$890,453

Mr. White	$397,500	$148,874	$82,353	$40,000	$668,727

Mr. Kaestner	$344,500	$129,024	$90,010	$–	$563,534

Although we made significant progress on our operational turnaround strategy during 2019, our performance for the year was below our budgeted expectations. As a result, consistent with our pay-for-performance philosophy, such named executive officers’ realized compensation was significantly less than the amounts targeted by the Committee (see “Summary of 2019 Compensation Program” above) and the amounts reported in the Summary Compensation Table for 2019. Such named executive officers earned 53.5% of the target annual incentive opportunity, and the majority of performance-based restricted shares eligible to vest in 2019 were forfeited as a result of failure to achieve the threshold level of performance for the 3-year CAGR of Adjusted Cash From Facility Operations (“Adjusted CFFO”) per share measure included in 2016 long-term incentive awards.

Annual Incentive Plan Results

A summary of the achievement and payment to our named executive officers under the 2019 annual incentive plan is provided below. See “2019 Compensation Decisions–Annual Incentive Plan” above for the performance goals and targets, and our actual performance, for each of the financial objectives and strategic objectives.

	Financial Objectives (60% Weighting)		Strategic Objectives (40% Weighting)		Total

	Achieved	Payout	Achieved	Payout	Achieved	Payout

Ms. Baier	54.4%	$400,626	52.2%	$256,669	53.5%	$657,295
Mr. Swain		$167,947		$107,598		$275,545
Ms. Patchett		$152,538		$97,726		$250,264
Mr. White		$90,740		$58,134		$148,874
Mr. Kaestner		$78,641		$50,383		$129,024

Long-Term Incentive Awards Results

Summary of Vesting and Forfeitures

During 2019, the named executive officers realized the compensation shown in the table below with respect to vesting of restricted shares granted prior to 2019. The value of shares that vested is based on the closing price per share of our stock on the vesting date.

	Vesting of Time-Based Restricted Shares Granted in 2015–2018		Vesting of Performance-Based Restricted Shares Granted in 2015–2016 (1)		Total Vesting of Restricted Shares in 2019

	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value

Ms. Baier	96,812	$668,971	–	$–	96,812	$668,971

Mr. Swain	13,312	$94,382	–	$–	13,312	$94,382

Ms. Patchett	23,653	$163,442	1,302	$8,997	24,955	$172,439

Mr. White	11,596	$80,217	309	$2,135	11,905	$82,352

Mr. Kaestner	11,756	$81,234	1,270	$8,776	13,026	$90,010

(1)	Details regarding our performance relative to the applicable performance targets are provided in the section below.

Results of Performance-Based Restricted Shares Eligible to Vest in 2019

During 2019, performance-based restricted shares awarded in 2015 and 2016 were eligible to vest, subject to continued employment and achievement of performance goals established for each award by the Committee. The table below sets forth information regarding the performance goals and targets, our actual results, and the number of shares that vested on February 27, 2019 based on our actual results. The value of shares that vested is included in the summary table above and is based on the closing price per share of our stock on the vesting date. Performance below the threshold level of achievement would have resulted in forfeiture of all shares in the applicable tranche, achievement of the targeted level of performance (or above) would have resulted in the vesting of 100% of the applicable tranche, and vesting percentages were to be interpolated between the steps shown in the table below.

Award Year	Performance Goal	% of Shares Eligible to Vest	Targets	Actual Results	Percent that Vested	No. and Value of Shares that Vested (1)

2015	2018 Return on Investment (“ROI”) on Program Max Projects approved in 2015 and completed prior to the end of 2016 (2)	100% (Target/Max) 20% (Threshold)	≥12% 8%	>14%	100%
						Ms. Patchett	1,302	$8,997
						Mr. White	309	$2,135
						Mr. Kaestner	1,270	$8,776

2016	3-Year CAGR of Adjusted CFFO per Share comparing 2018 results versus a 2015 base year (3)	100% (Target/Max) 20% (Threshold)	≥8% 4%	<0%	0%
						Ms. Baier	–	$–
						Ms. Patchett	–	$–
						Mr. White	–	$–
						Mr. Kaestner	–	$–

(1)

With respect to the 2016 awards eligible to vest on February 27, 2019, the following number of shares were forfeited as a result of failure to achieve the threshold level of performance: Ms. Baier–38,820 shares; Ms. Patchett–18,245 shares; Mr. White–2,211 shares; and Mr. Kaestner–9,057 shares.

(2)	Program Max is our development capital expenditures initiative through which we expand, renovate, reposition, or redevelop selected existing senior living communities where economically advantageous.

(3)

Adjusted CFFO per share was defined as Adjusted Cash From Facility Operations per share as reported by the Company, excluding federal income taxes to the extent we had become a federal income taxpayer during the performance period.

Status of Outstanding Performance-Based Restricted Shares Granted in Prior Years

As of December 31, 2019, the named executive officers held the number of performance-based restricted shares awarded in prior years as outlined in the table below. Vesting of the performance-based restricted shares is subject to continued employment and achievement of performance goals established by the Committee. The table below sets forth information regarding the performance goals and targets and the number of shares subject to such awards. Performance below the threshold level of achievement has resulted or will result in forfeiture of all shares in the applicable tranche, achievement of the targeted level of performance (or above) has resulted or will result in the vesting of 100% of the applicable tranche, and vesting percentages will be interpolated between the steps shown in the table below.

Award Year	Vesting Date	Performance Goal	% of Shares Eligible to Vest	Targets	Shares at Target

2016	2/27/2020	2019 ROI on Program Max Projects approved in 2016 and completed prior to the end of 2017 or approved prior to 2016 and completed during 2017 (1)	100% (Target/Max) 20% (Threshold)	≥ 12% 8%	Ms. Baier	12,940
					Ms. Patchett	6,082
					Mr. White	737
					Mr. Kaestner	3,020

2017	2/27/2020	3-Year CAGR of CAFCF comparing 2019 results versus a 2016 base year (2)	100% (Target/Max) 80% 60% 40% 20% (Threshold)	≥ 23.1% 14.3% 11.8% 9.3% 3.8%	Ms. Baier	37,904
					Ms. Patchett	17,814
					Mr. White	2,158
					Mr. Kaestner	8,844
	2/27/2021	2020 ROI on Program Max Projects approved in 2017 and completed prior to the end of 2018 or approved prior to 2017 and completed during 2018	100% (Target/Max) 60% 20% (Threshold)	≥ 11.0% 9.0% 8.0%	Ms. Baier	12,635
					Ms. Patchett	5,939
					Mr. White	720
					Mr. Kaestner	2,948

2018	2/27/2021	Compound annual TSR, comparing our share price of $6.53 to the volume-weighted average price for the 15 trading days ending December 31, 2020 (3)	100% (Target/Max) 75% 50% (Threshold)	≥ 23.91% 20.17% 16.20%	Ms. Baier	207,469
					Mr. Swain	53,248

(1)	Based on our actual ROI results of 13.6% for the year ended December 31, 2019, all of the shares awarded in 2016 and eligible to vest on February 27, 2020 vested at target/maximum.

(2)

Based on our actual CAGR results of less than 3.8% for the three-year period ended December 31, 2019, all of the shares awarded in 2017 and eligible to vest on February 27, 2020 were forfeited. For purposes of these performance-based restricted shares, CAFCF is defined as the sum of our Adjusted Free Cash Flow and our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures, in each case as reported by the Company, excluding transaction, transaction-related, and severance costs and federal income taxes to the extent we had become a federal income taxpayer during the performance period.

(3)

Compound annual TSR is calculated assuming reinvestment in our common stock of any dividends or distributions paid during the period. The $6.53 beginning share price represents our closing price per share on February 28, 2018, the date that Ms. Baier became President and Chief Executive Officer.

Other Compensation Policies

Annual Risk Assessment

In accordance with its charter, the Committee conducts an assessment annually of the relationship between our risk management policies and practices, corporate strategy, and our compensation arrangements. As part of this assessment, the Committee evaluates whether any incentive and other forms of pay encourage unnecessary or excessive risk taking. For our 2019 executive compensation program, the Committee concluded that the program, including the performance goals and targets used for incentive compensation, is appropriately structured not to encourage unnecessary or excessive risk taking, and that any risks arising from the program are not reasonably likely to have a material adverse effect on us.

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

multiple of their base salary as shown in the table below. Unvested equity awards do not count toward the expected level of ownership, except that the estimated number of after-tax time-based restricted shares scheduled to vest within 90 days may be counted towards compliance. The expected level of ownership must be achieved by the fifth anniversary of such officer’s becoming subject to the guidelines. Until the expected ownership level is achieved, each officer is expected to retain at least 50% of after-tax shares obtained through our equity compensation plans. This retention requirement also applies in situations where an officer has achieved the expected stock ownership level but changes in the market price of our stock or the officer’s base salary result in such officer’s failure to maintain the expected stock ownership level. All of our current named executive officers are in compliance with our stock ownership and retention guidelines and will be expected to retain at least 50% of their after-tax shares obtained through our equity compensation plans until they meet their applicable required holdings.

Policy on Derivatives, Hedging and Pledging

Our insider trading policy provides that no one subject to the policy, which includes all our directors, officers, employees and their immediate family members and controlled entities, may engage in short sales, puts, calls or other derivative transactions, or in any hedging or monetization transactions (i.e., prepaid variable forward contracts, equity swaps, collars, and exchange funds), involving our securities. It also provides that our directors and officers may not pledge our securities as collateral for a loan, or hold our securities in a margin account.

Clawback Policies

In February 2020, the Committee adopted a Clawback and Forfeiture Policy, which applies to our current and former officers as defined in Rule 16a-1 of the Exchange Act. By its terms, the policy will apply to all short-term and long-term cash or equity-based incentive compensation paid, earned, vested, or otherwise awarded based on performance measures, beginning with the 2020 annual incentive plan and the performance-based restricted stock units (“RSUs”) awarded to such officers in February 2020. The policy provides that in the event of any material financial restatement of our reported consolidated financial statements, or that the Committee otherwise determines that a financial metric used to determine the vesting or payment of any such performance-based compensation was calculated incorrectly in any material respect, the Committee, in its discretion, may require reimbursement of an amount equal to all or a portion of such performance-based compensation previously vested or paid for any performance periods which include any of the three full fiscal years immediately preceding the announcement of any financial restatement or the determination of any inaccuracy regarding calculation of a financial metric. The amount of the recoupment will be determined by the Committee in its discretion, up to the amount of such performance-based compensation previously paid or vested with respect to such officer that is in excess of the performance-based compensation that would have been received based on the correct financial metric or restated results. To the extent the Committee determines that any such amount should be recouped, the Committee may seek recovery by, among other things, requiring reimbursement of performance-based compensation previously paid, canceling or rescinding outstanding equity awards, adjusting or withholding unpaid compensation, or setting off against future grants of equity-based awards.

In February 2020, the Board adopted an amendment to our 2014 Omnibus Incentive Plan that provides that any award thereunder shall be subject to forfeiture, reduction, or recoupment to the extent provided in our Clawback and Forfeiture Policy or any other future recoupment or clawback policy adopted by us. Awards thereunder continue to be subject to forfeiture, reduction, or recoupment to the extent we adopt a policy to comply with the requirements of any applicable laws, rules, regulations, or stock exchange listing requirements, including pursuant to final SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and to the extent provided under applicable legal requirements which impose recoupment, including the Sarbanes-Oxley Act of 2002.

The RSU award agreements used in connection with the February 2020 awards to the named executive officers provide that in the event of a breach by the named executive officer of the non-competition, non-solicitation, non-disparagement, or confidentiality covenants contained in the agreements, we will have the authority to cancel all such outstanding RSUs, cancel all shares of stock beneficially owned by the named executive officer that were issued in settlement of the RSUs within 12 months on or prior to, or at any time after, the termination of the named executive officer’s employment, and recoup from the named executive officer any proceeds from such officer’s sale, transfer, or other disposition of any such cancellable shares.

To the extent the named executive officers are eligible to receive severance pay and benefits under Ms. Baier’s employment agreement and the Severance Policy, as applicable, such agreement and policy provide that any breach of a restrictive covenant applicable to the named executive officer will result in the immediate and permanent cessation of payment of severance pay and benefits, the obligation of the named executive officer to repay to us upon our demand 90% of the amount or cost of such severance pay and benefits, and the obligation of the named executive officer to pay our costs and expenses to enforce such obligation.

Tax Considerations

Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount that a company may deduct in any one year with respect to compensation paid to any “covered employee.” Prior to the enactment of the Tax Cuts and Jobs Act in December 2017, Section 162(m) provided an exemption from this deduction limitation for compensation that qualified as “performance-based compensation.” However, the exemption for performance-based compensation was repealed, effective for taxable years beginning after December 31, 2017, subject to transition relief for certain arrangements in place as of November 2, 2017. These and other changes cause more elements of our compensation to be non-deductible under Section 162(m) and eliminated the Company’s ability to structure performance-based awards to be exempt from Section 162(m). While the Committee will continue to consider tax implications in making compensation decisions, the Committee will not necessarily limit executive compensation to that which is or may be deductible under Section 162(m). The Committee believes that the interests of our stockholders are best served if it maintains flexibility in compensating executive officers in a manner designed to promote varying corporate goals even though some compensation awards may result in non-deductible compensation expense. In making decisions about executive compensation, the Committee also considers the impact of other tax laws, including Section 409A of the Internal Revenue Code regarding non-qualified deferred compensation and Section 280G of the Internal Revenue Code regarding compensation in connection with a change in control.

 Employment Agreement and Severance Policies Applicable to Named Executive Officers

We are party to an employment agreement dated March 1, 2018 with Ms. Baier, which we entered into in connection with her promotion to President and Chief Executive Officer effective February 28, 2018. The employment agreement has a three year term, subject to automatic extensions for additional one year periods, unless either we or Ms. Baier gives written notice to the other party no less than 90 days prior to the expiration of the term that the term will not be extended. Ms. Baier’s initial base salary was $825,000 per year, which may not be reduced without Ms. Baier’s approval. In addition, Ms. Baier is eligible to receive an annual cash incentive opportunity with a target of at least 125% of base salary paid during the calendar year, subject to the terms of our annual incentive plan for senior executive officers. Ms. Baier is eligible to participate in various benefit plans that we make available to our senior executive officers (other than our severance policies). In addition, we will provide Ms. Baier with basic term life insurance benefits of at least 100% of her base salary at no cost to Ms. Baier. Under her employment agreement, Ms. Baier is entitled to severance payments if her employment is terminated by us without cause or by her for good reason. Severance payments in connection with a change in control are “double trigger,” which requires the occurrence of a change in control followed by termination of employment within 18 months of the change in control by us without cause or by Ms. Baier for good reason. Under Ms. Baier’s employment agreement, any payments that are not deductible by us under Section 280G of the Internal Revenue Code will be cut back only to the extent that the cutback results in a better after-tax position for Ms. Baier. The employment agreement contains non-competition, non-solicitation, confidentiality, and mutual non-disparagement covenants. The non-competition restrictions will continue in effect during Ms. Baier’s employment and for one year following termination of employment. The non-solicitation restrictions will continue in effect during her employment and for two years following her termination of employment. The confidentiality and mutual non-disparagement obligations will apply during her employment and thereafter.

Our other named executive officers do not have employment agreements, but are eligible to participate in the Severance Policy. Ms. Patchett participates in the Severance Policy as a “Designated Officer” as defined therein, and each of Messrs. Swain, White, and Kaestner participates in the Severance Policy as a “Selected Officer” as defined therein. Mr. Kaestner is also party to separate letter agreements with us dated effective as of August 6, 2010 and September 25, 2019, which provide for certain modifications of the Severance Policy as it applies to Mr. Kaestner. Under the Severance Policy, the participating named executive officers are entitled to severance payments if their employment is terminated by us without cause (or by Mr. Kaestner for good reason) or, following a change in control, by the executive for good reason. The severance payments under the Severance Policy applicable in connection with a change in control are “double trigger,” which require the occurrence of a change in control followed by termination of employment by us without cause or by the executive for good reason. If payments pursuant to the Severance Policy and other arrangements are not deductible by us under Section 280G of the Internal Revenue Code, such payments shall be reduced (or repaid) in order to ensure our deduction of payments in connection with a change in control.

A detailed description of potential severance payments pursuant to the foregoing employment agreement and the Severance Policy, as well as the effect of certain terminations and a change in control pursuant to outstanding equity award agreements, is set forth under “Potential Payments Upon Termination or Change in Control” below.

2020 Compensation Decisions

When making annual compensation decisions for 2020, the Committee conducted a comprehensive review of our executive compensation program similar to the review conducted for 2019 annual compensation decisions. With respect to market compensation practices, the Consultant reviewed our compensation peer group and recommended that it be updated to replace LifePoint Hospitals, Inc., Magellan Health, Inc., and Wyndham Destinations with LHC Group, Inc., Norwegian Cruise Line Holdings Ltd., Wyndham Hotels & Resorts, Inc., and

Chemed Corporation to reflect mergers and acquisitions activity and to more closely align the median levels of financial metrics and number of employees of the peer group with ours.

The Consultant also completed a market compensation study. The Committee, as advised by the Consultant, considered target total direct compensation within a range of +/- 20% of median as reported in the Consultant’s study to be competitive. The Committee found that Ms. Baier’s target total direct compensation was slightly below the market median, and that Messrs. Swain’s and White’s base salaries, target total cash compensation, target long-term equity awards, and target total direct compensation were at the low end, or below, the median market ranges. Following completion of its review, the Committee approved the principal elements of compensation of our named executive officers for 2020 as summarized in the table below. With the 2020 changes, the elements of Messrs. Swain’s and White’s compensation fell within the market ranges shown in the market compensation study, but continued to be below the market medians.

	2020 Base Salary	Change v. 2019	2020 Target Annual Incentive Opportunity	Change v. 2019	2020 Grant Value of Long-Term Incentive Awards (1)	Change v. 2019 (1)	2020 Target Total Direct Compensation	Change v. 2019

Ms. Baier	$ 938,000	3%	135%	–%	$ 4,900,000	3%	$ 7,104,300	3%

Mr. Swain	$ 575,000	12%	100%	–%	$ 1,700,000	31%	$ 2,850,000	22%

Ms. Patchett	$ 467,750	–%	100%	–%	$ 900,000	–%	$ 1,835,500	–%

Mr. White	$ 425,000	7%	70%	–%	$ 550,000	22%	$ 1,272,500	13%

Mr. Kaestner	$ 355,000	3%	70%	–%	$ 350,000	–%	$ 953,500	2%

(1)

The dollar amount of the 2020 long-term incentive awards, and the percentage change versus 2019, is based on the grant value of such awards (i.e., number of restricted stock units granted at target performance, multiplied by the stock price on the date of grant).

The 2020 annual incentive plan, as approved by the Committee, continues to be based on company financial objectives and strategic objectives weighted consistently with 2019, with the target levels of performance generally reflective of our 2020 budget approved by the Board at the beginning of 2020. The performance objectives are generally consistent with the 2019 annual incentive opportunity, except a quality measure will be used in lieu of the NPS-related objectives. The Committee is assessing the performance objectives and targets of the 2020 annual incentive plan in light of the COVID-19 pandemic.

For the 2020 long-term incentive awards, a 50/50 grant value mix of time- and performance-based equity was used for the named executive officers, consistent with the 2019 program. The performance objectives for the performance-based equity awards continue to be weighted at 75% using the 3-year CAGR of same community RevPAR objective and 25% using the 3-year relative TSR objective. The Committee determined to utilize restricted stock units for the 2020 program on substantially the same terms as the 2019 restricted share awards, except that the 2020 awards no longer provide for partial single-trigger acceleration of equity upon a change in control unless the awards are not assumed, continued, or substituted with an award relating to a publicly-traded security of the acquiror (or the Company) on the same terms and conditions that were applicable to the outstanding awards immediately prior to the change in control, in which case such awards would vest and be settled upon the change in control.

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

Respectfully submitted by the Compensation Committee of the Board,

COMPENSATION COMMITTEE

Frank M. Bumstead, Chairman

Victoria L. Freed

Denise W. Warren

Summary Compensation Table for 2019

The following summary compensation table sets forth information concerning the compensation earned by, awarded to, or paid to our named executive officers for the periods indicated.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Lucinda M. Baier President and Chief Executive Officer	2019	910,000	–	4,773,420	657,295	10,186	6,350,901
	2018	782,248	50,000	3,551,872	281,023	9,112	4,674,255
	2017	550,000	–	1,500,013	196,150	161,025	2,407,188

Steven E. Swain Executive Vice President and Chief Financial Officer	2019	515,000	–	1,306,414	275,545	20,490	2,117,449
	2018	161,538	100,000	802,324	46,038	162,235	1,272,135

Mary Sue Patchett Executive Vice President, Strategic Operations	2019	467,750	–	904,438	250,264	9,037	1,631,489
	2018	437,750	450,000	800,004	62,905	7,783	1,758,442
	2017	425,000	–	705,004	134,995	7,026	1,272,025

Chad C. White Executive Vice President, General Counsel and Secretary	2019 2018	397,500 350,000	40,000 300,000	452,219 350,009	148,874 81,396	7,807 7,198	1,046,400 1,088,604

H. Todd Kaestner Executive Vice President – Asset Management and Division President–Entry Fee	2019	344,500	–	351,731	129,024	9,134	834,389

(1)

The named executive officers served in the positions noted in the table at all times during the years presented, except that: Ms. Baier served as Chief Financial Officer until being appointed as our President and Chief Executive Officer effective February 28, 2018; Mr. Swain joined the Company as Executive Vice President and Chief Financial Officer effective September 4, 2018; Ms. Patchett previously served as Executive Vice President–Community Operations until March 23, 2020, and Mr. Kaestner previously served as Executive Vice President–Corporate Development until June 30, 2019.

(2)

The 2019 amount for Mr. White consists of special performance bonuses paid to Mr. White for his service as interim leader of human resources until May 9, 2019 following the departure of the former Chief People Officer on December 31, 2018.

(3)

Represents the aggregate grant date fair value of time- and performance-based restricted shares computed in accordance with ASC 718. See Note 2 to our Consolidated Financial Statements included in the Original Filing for a summary of the assumptions made in the valuation of these awards. See footnotes 2 and 3 to the Grants of Plan-Based Awards Table for the grant values of performance-based restricted shares awarded in 2019 assuming maximum levels of performance.

(4)	Represents the payout of each named executive officer’s annual cash incentive opportunity with respect to performance in the applicable year.

(5)

For each of the named executive officers, the 2019 amount includes the employer matching contribution to our 401(k) Plan and premiums on Company-provided life and disability insurance. For Mr. Swain, the 2019 amount also includes the incremental cost to the Company of $12,457 for relocation assistance provided to Mr. Swain, including associated tax gross ups of $4,902.

Grants of Plan-Based Awards

The following table summarizes grants of plan-based awards made to our named executive officers in 2019. To the extent we declare dividends on our shares of common stock, the restricted shares awarded in 2019 will accrue such dividends to be paid in cash only to the extent the underlying restricted shares ultimately vest.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Ms. Baier	– (1)	307,125	1,228,500	2,211,300

	2/11/2019 (2)				56,656	226,622	283,277	–	1,781,249

	2/11/2019 (3)				37,770	75,541	113,311	–	617,170

	2/11/2019 (4)				–	–	–	302,163	2,375,001

Mr. Swain	– (1)	128,750	515,000	927,000

	2/11/2019 (2)				15,506	62,023	77,528	–	487,501

	2/11/2019 (3)				10,337	20,674	31,011	–	168,907

	2/11/2019 (4)				–	–	–	82,698	650,006

Ms. Patchett	– (1)	116,938	467,750	841,950

	2/11/2019 (2)				10,735	42,939	53,673	–	337,501

	2/11/2019 (3)				7,157	14,313	21,469	–	116,937

	2/11/2019 (4)				–	–	–	57,252	450,001

Mr. White	– (1)	69,563	278,250	500,850

	2/11/2019 (2)				5,368	21,470	26,837	–	168,754

	2/11/2019 (3)				3,578	7,156	10,734	–	58,465

	2/11/2019 (4)				–	–	–	28,626	225,000

Mr. Kaestner	– (1)	60,288	241,150	434,070

	2/11/2019 (2)				4,175	16,699	20,873	–	131,254

	2/11/2019 (3)				2,783	5,566	8,349	–	45,474

	2/11/2019 (4)				–	–	–	22,265	175,003

(1)

Amounts represent the threshold, target, and maximum payout levels under our 2019 annual incentive plan. The actual payouts are reported in the Summary Compensation Table as Non-Equity Incentive Plan Compensation in the following amounts: Ms. Baier–$657,295; Mr. Swain–$275,545; Ms. Patchett–$250,264; Mr. White–$148,874; and Mr. Kaestner–$129,024.

(2)

Represents performance-based restricted shares granted under our 2014 Omnibus Incentive Plan which are eligible to vest on February 27, 2022, subject to continued employment and the achievement of 3-year CAGR of same community RevPAR performance targets as described above. The values reported in the table represent the grant date fair values computed in accordance with ASC 718, which are equivalent to the grant values (i.e., number of shares granted at target performance level, multiplied by the closing price on the date of grant). Achievement at the threshold, target, and maximum or above performance levels will result in vesting of 25%, 100%, and 125% of the target number of shares, respectively, and vesting percentages will be interpolated between threshold and target, and target and maximum performance levels. Failure to achieve the threshold performance level will result in forfeiture of all such shares. The grant values of the awards (i.e., number of shares granted multiplied by the closing price on the date of grant) assuming achievement at or above the maximum performance level are: Ms. Baier–$2,226,557; Mr. Swain–$609,370; Ms. Patchett–$421,870; Mr. White–$210,939; and Mr. Kaestner–$164,062.

(3)

Represents performance-based restricted shares granted under our 2014 Omnibus Incentive Plan which are eligible to vest on February 27, 2023, subject to continued employment and the achievement of 3-year relative TSR performance targets as described above. The values reported in the table represent the grant date fair values computed in accordance with ASC 718, which were 4% more than the grant values (i.e., number of shares granted at target performance level, multiplied by the closing price on the date of grant). Achievement at the threshold, target, and maximum or above performance levels will result in vesting of 50%, 100%, and 150% of the target number of shares, respectively (provided that no additional shares beyond the target number of shares will be issued if our compound annual TSR is negative for the performance period), and vesting percentages will be interpolated between threshold and target, and target and maximum performance levels. Failure to achieve the threshold performance level will result in forfeiture of all such shares. The grant values of the awards (i.e., number of shares granted multiplied by the closing price on the date of grant) assuming achievement at or above the maximum performance level are: Ms. Baier–$890,624; Mr. Swain–$243,746; Ms. Patchett–$168,746; Mr. White–$84,369; and Mr. Kaestner–$65,623.

(4)

Represents time-based restricted shares granted under our 2014 Omnibus Incentive Plan which are eligible to vest ratably in four annual installments beginning on February 27, 2020, subject to continued employment.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by each of our named executive officers as of December 31, 2019. The market values of such awards are based on $7.27 per share, the closing market price of our stock on December 31, 2019.

		Stock Awards

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ms. Baier	2/26/2016	12,940	94,074	12,940 (2)	94,074

	2/13/2017	25,270	183,713	20,215 (3)	146,963

	1/5/2018	77,479	563,272	–	–

	1/5/2018	58,110	422,460	–	–

	3/5/2018	155,602	1,131,227	103,735 (4)	754,150

	2/11/2019	302,163	2,196,725	264,392 (5)	1,992,130

Mr. Swain	9/10/2018	39,937	290,342	26,624 (4)	193,556

	2/11/2019	82,698	601,214	72,360 (5)	526,057

Ms. Patchett	2/26/2016	6,082	44,216	6,082 (2)	44,216

	2/13/2017	11,877	86,346	9,501 (3)	69,072

	1/5/2018	41,322	300,411	–	–

	1/5/2018	30,993	225,319	–	–

	2/11/2019	57,252	416,222	50,095 (5)	364,191

Mr. White	2/26/2016	2,212	16,081	737 (2)	5,358

	2/13/2017	4,319	31,399	1,151 (3)	8,368

	5/4/2017	1,780	12,941	–	–

	1/5/2018	18,079	131,434	–	–

	1/5/2018	13,560	98,581	–	–

	2/11/2019	28,626	208,111	25,048 (5)	182,099

Mr. Kaestner	2/26/2016	3,020	21,955	3,020 (2)	21,955

	2/13/2017	5,897	42,871	4,717 (3)	34,293

	1/5/2018	18,079	131,434	–	–

	1/5/2018	13,560	98,581	–	–

	2/11/2019	22,265	161,867	19,482 (5)	141,634

(1)

Represents time-based restricted shares, the vesting of which is subject to continued employment. The awards granted during January, February, March, and September have vested or are eligible to vest ratably in four annual installments beginning on February 27 (November 19 for Mr. Swain’s September 2018 award) in the year following the year of grant, except that with respect to the second award with a grant date of January 5, 2018, 75% of the award is eligible to vest on February 27, 2021 and 25% of the award is eligible vest on February 27, 2022. The award granted during May 2017 vested ratably in three annual installments beginning on May 20 in the year following the year of grant.

(2)

Represents performance-based restricted shares, the vesting of which was subject to continued employment and the achievement of specified performance targets based on our 2019 ROI on Program Max projects as described above. The number of shares reported represents the target level of performance, and such reported shares vested on February 27, 2020 based on our actual performance.

(3)

Represents performance-based restricted shares, the vesting of which is subject to continued employment and the achievement of specified performance targets. Up to 75% of the shares awarded were eligible to vest on February 27, 2020 based on our 3-year CAGR of Combined Adjusted Free Cash Flow, and up to 25% of the shares awarded are eligible to vest on February 27, 2021 based on our 2020 ROI on Program Max projects, each as described above. The number of shares reported represents the threshold level of performance for the first tranche and the target level of performance for the second tranche. The threshold level of performance for the first tranche was not achieved; therefore, the named executive officers forfeited the following number of shares on February 27, 2019: Ms. Baier–37,904 shares; Ms. Patchett–17,814 shares; Mr. White–2,158 shares; and Mr. Kaestner–8,844 shares.

34

(4)

Represents performance-based restricted shares, which are eligible to vest on February 27, 2021, subject to continued employment and the achievement of compound annual TSR performance targets based on a beginning stock price of $6.53 per share as described above. The number of shares reported represents the threshold level of performance.

(5)

Represents performance-based restricted shares with the terms described in footnotes 2 and 3 to the Grants of Plan-Based Awards Table. The number of shares reported represents the target level of performance with respect to the shares eligible to vest on February 27, 2022 based on our 3-year CAGR of same community RevPAR performance, and the threshold level of performance with respect to the shares eligible to vest on February 27, 2023 based on our 3-year relative TSR performance.

Stock Vested for 2019

The following table summarizes the vesting of time- and performance-based restricted shares and the value realized by our named executive officers as a result of such vesting during 2019.

	Stock Awards

	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

Ms. Baier	96,812	668,971

Mr. Swain	13,312	94,382

Ms. Patchett	24,955	172,439

Mr. White	11,905	82,353

Mr. Kaestner	13,026	90,010

(1)

The value realized is based on the closing market price of the underlying stock on the date the shares vested (or the most recent trading day if such date was not a trading day): February 27, 2019 (Ms. Baier–96,812 shares; Ms. Patchett–24,955 shares; Mr. White–10,125 shares; and Mr. Kaestner–13,026 shares); May 20, 2019 (Mr. White–1,780 shares); and November 19, 2019 (Mr. Swain–13,312 shares).

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

Potential Payments Upon Termination or Change in Control

The following table sets forth potential amounts payable upon termination of employment or a change in control to our named executive officers assuming termination of employment on December 31, 2019, with equity-based amounts based on $7.27 per share, the closing market price of our stock on December 31, 2019.

Name/Benefit	Voluntary Resignation by Executive ($)	Termination by us for Cause ($)	Termination by us without Cause ($)	Termination by us without Cause following a Change in Control ($)	Termination by Executive for Good Reason ($)	Disability ($)	Death ($)

Ms. Baier

Salary	–	–	1,365,000	1,820,000	1,365,000	–	–

Pro-Rata Bonus (1)	–	–	657,295	657,295	657,295	657,295	657,295

Severance Bonus	–	–	1,842,750	2,457,000	1,842,750	–	–

PTO	70,000	70,000	70,000	70,000	70,000	70,000	70,000

COBRA	–	–	15,219	15,219	15,219	–	–

Accelerated Vesting of Restricted Shares (2)	–	–	1,628,705	8,757,987	926,249	1,628,705	1,628,705

Total	70,000	70,000	5,578,969	13,777,501	4,876,513	2,356,000	2,356,000

Mr. Swain

Salary	–	–	515,000	772,500	–	–	–

Pro-Rata Bonus (1)	–	–	275,545	275,545	–	275,545	275,545

Severance Bonus	–	–	515,000	772,500	–	–	–

PTO	26,711	26,711	26,711	26,711	26,711	26,711	26,711

COBRA	–	–	8,285	12,427	–	–	–

Accelerated Vesting of Restricted Shares (2)	–	–	247,078	1,879,877	–	247,078	247,078

Total	26,711	26,711	1,587,619	3,739,560	26,711	549,334	549,334

Ms. Patchett

Salary	–	–	701,625	935,500	–	–	–

Pro-Rata Bonus (1)	–	–	250,264	250,264	–	250,264	250,264

Severance Bonus	–	–	701,625	935,500	–	–	–

PTO	35,981	35,981	35,981	35,981	35,981	35,981	35,981

COBRA	–	–	14,900	14,900	–	–	–

Accelerated Vesting of Restricted Shares (2)	–	–	460,962	1,705,637	–	460,962	460,962

Total	35,981	35,981	2,165,357	3,877,782	35,981	724,207	747,207

Mr. White

Salary	–	–	397,500	596,250	–	–	–

Pro-Rata Bonus (1)	–	–	148,874	148,874	–	148,874	148,874

Severance Bonus	–	–	278,250	417,375	–	–	–

PTO	30,578	30,578	30,578	30,578	30,578	30,578	30,578

COBRA	–	–	–	–	–	–	–

Accelerated Vesting of Restricted Shares (2)	–	–	200,674	732,940	–	200,674	200,674

Total	30,578	30,578	1,055,876	1,926,017	30,578	380,126	380,126

Mr. Kaestner

Salary	–	–	344,500	516,750	344,500	–	–

Pro-Rata Bonus (1)	–	–	129,024	129,024	–	129,024	129,024

Name/Benefit	Voluntary Resignation by Executive ($)	Termination by us for Cause ($)	Termination by us without Cause ($)	Termination by us without Cause following a Change in Control ($)	Termination by Executive for Good Reason ($)	Disability ($)	Death ($)

Severance Bonus	–	–	241,150	361,725	180,863	–	–

PTO	26,501	26,501	26,501	26,501	26,501	26,501	26,501

COBRA	–	–	13,828	20,742	13,828	–	–

Accelerated Vesting of Restricted Shares (2)	–	–	204,382	726,258	–	204,382	204,382

Total	26,501	26,501	959,385	1,781,000	565,692	359,907	359,907

(1)	The amounts listed in the applicable columns represent the amount payable to the named executive officer under the 2019 annual incentive plan based on our actual performance in 2019.

(2)

A portion of the amounts listed in the applicable columns relate to the potential vesting of performance-based restricted shares following a termination of the executive’s employment by us without cause (other than in connection with a change in control), as a result of the executive’s death or disability and, with respect to grants made to Ms. Baier on or after March 1, 2018, upon her termination of employment for good reason (other than in connection with a change in control). As described in more detail below, upon each of these events, all or a portion of outstanding performance-based restricted shares would remain outstanding an eligible to vest only if and to the extent the relevant performance targets were achieved. The amounts in the applicable columns in respect of the potential vesting of these performance-based restricted shares include the performance-based restricted shares awarded in 2016 that vested on February 27, 2020 and consist of $94,074 for Ms. Baier, $44,216 for Ms. Patchett, $5,358 for Mr. White, and $21,955 for Mr. Kaestner. The remainder of the applicable amounts consist of the accelerated vesting of time-based restricted shares, and in the column under the heading “Termination by us without Cause following a Change in Control,” additional vesting of performance-based restricted shares, each as described in more detail below.

Severance Arrangements

Our employment agreement with Ms. Baier and the Severance Policy provide for severance payments and benefits for certain terminations of employment of our named executive officers. In addition, equity award agreements with the named executive officers provide for the treatment of outstanding restricted shares and restricted stock units upon certain terminations of employment. Summaries of such arrangements are set forth below. Unless otherwise indicated, “cause,” “good reason” and “change in control” are defined in the employment agreement or Severance Policy, as applicable, or with respect to the outstanding equity award agreements, our 2014 Omnibus Incentive Plan. In addition to the severance pay and benefits described below, upon any termination of a named executive officer’s employment, the executive will be entitled to receive a payout of up to 160 hours of the executive’s paid time off (PTO) balance, and upon termination of a named executive officer’s employment due to death or disability, our 2019 annual incentive plan and Ms. Baier’s employment agreement provide that the annual bonus will be paid to the extend earned, pro-rated based on the number of days employed during the year.

Employment Agreement

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

With respect to any termination of Ms. Baier’s employment, treatment of outstanding equity awards will be as provided in the applicable award agreement governing such awards, as described below.

Any payments that are not deductible by us under Section 280G of the Internal Revenue Code will be cut back only to the extent that the cutback results in a better after-tax position for Ms. Baier.

The employment agreement contains non-competition, non-solicitation, confidentiality, and mutual non-disparagement covenants. The non-competition restrictions will continue in effect during Ms. Baier’s employment and for one year following termination of employment. The non-solicitation restrictions will continue in effect during her employment and for two years following her termination of employment. The confidentiality and mutual non-disparagement obligations will apply during her employment and thereafter.

The non-competition provisions provide that Ms. Baier shall not directly or indirectly, either as a principal, agent, employee, employer, consultant, partner, shareholder of a closely held corporation or shareholder in excess of five percent (5%) of a publicly traded corporation, corporate officer or director, or in any other individual or representative capacity, engage or otherwise participate in any manner or fashion in any business that is a Competing Business in the Area. For purposes of this provision: “Area” means a fifteen (15) mile radius of any senior living facility owned, managed or operated by us (or our successor) at the time Ms. Baier’s employment is terminated; and “Competing Business” means the business of owning, operating or managing senior living facilities having gross annualized revenues of at least $35 million or owning, operating or managing, in the aggregate, at least 1,000 units/beds provided that at least 750 units/beds owned, operated or managed by such business are located within the Area.

Severance Policy

Ms. Patchett participates in the Severance Policy as a “Designated Officer” as defined therein, and each of Messrs. Swain, White, and Kaestner participates in the Severance Policy as a “Selected Officer” as defined therein. Mr. Kaestner is party to separate letter agreements with us dated effective as of August 6, 2010 and September 25, 2019, which provide for certain modifications of the Severance Policy as it applies to Mr. Kaestner, described further below.

The table below sets forth the severance pay and benefits available under the Severance Policy for the participating named executive officers assuming a “separation from service” (as defined in the Severance Policy) without cause or without cause or for good reason within 18 months following a change in control.

	Separation without Cause Not within 18 Months Following Change in Control	Separation without Cause or for Good Reason within 18 Months Following Change in Control	Other Severance Pay and Benefits for Both Circumstances
Ms. Patchett	• 150% of base salary and target annual bonus payable over 18 months	• 200% of base salary payable over 18 months • 200% of target annual bonus payable 60 days after termination	• Pro-rated annual bonus for the year of termination to the extent earned, payable when such bonus would otherwise be due

Messrs. Swain, White, and Kaestner	• 100% of base salary and target annual bonus payable over 12 months	• 150% of base salary and target annual bonus payable over 18 months	• COBRA Benefits for length of severance payment period

In addition to the foregoing, pursuant to Mr. Kaestner’s 2010 letter agreement, if Mr. Kaestner separates from service for good reason otherwise than within 18 months following a change in control, he will be eligible to receive 100% of his annual salary and 75% of his target annual bonus payable over 12 months. Further, pursuant to Mr. Kaestner’s 2019 letter agreement, if we complete the dispositions of our interests in our 16 entry fee CCRCs before January 1, 2021, such completion will be deemed to be a change in control under the Severance Policy if Mr. Kaestner is not offered continued acceptable employment with us or the acquiror of at least a majority of the entry fee CCRCs. An offer of continued acceptable employment means any offer of employment by us or the acquiror accepted by Mr. Kaestner, employment with us with compensation that is not materially and significantly reduced, or employment with the acquiror with responsibilities, duties, and compensation that are not materially and significantly reduced. In addition, pursuant to such letter, we agreed to request that the Committee approve the acceleration and vesting of any of Mr. Kaestner’s outstanding equity awards upon consummation of such transactions. If our sale of our interests in all 16 entry fee CCRCs does not occur before January 1, 2021, the Severance Policy will continue to apply to Mr. Kaestner without modification by such letter.

Payments of the foregoing severance pay and benefits under the Severance Policy are conditioned upon the executive having signed and returned an effective waiver and release of claims in a form satisfactory to us and continuing to comply with all applicable restrictive covenants. In 2020, the Committee amended the Severance Policy to further condition payments of such severance pay and benefits upon the executive having executed and delivered an enforceable non-competition covenant acceptable to the Company with a duration of 12 months following termination of employment. The executive must acknowledge in the waiver and release that all restrictive covenants, including the foregoing non-competition covenant and covenants contained in equity award agreements to which he or she is a party will remain in force for the period specified in such covenants. A breach of such covenants will result in the cessation of severance pay and benefits and may result in such executive’s being required to repay certain severance pay and benefits already provided as well as certain costs and expenses. If payments pursuant to the Severance Policy are not deductible by us under Section 280G of the Internal Revenue Code, such payments shall be reduced (or repaid) in order to ensure our deduction of payments in connection with a change in control.

Outstanding Equity Award Agreements

Time-Based Restricted Shares Granted Prior to 2020

With respect to time-based restricted shares granted prior to 2020 that vest ratably on an annual basis: (i) if an executive’s employment is terminated by us without cause or due to death or disability (or with respect to Ms. Baier’s awards granted on or after March 1, 2018 by her for good reason as defined in her employment agreement), the next tranche of unvested restricted shares will immediately vest and the remaining unvested restricted shares will immediately be forfeited; (ii) upon the occurrence of a change in control, the next tranche of unvested restricted shares will immediately vest and the remaining unvested restricted shares will remain outstanding and eligible to vest on the previously established vesting dates, subject to continued employment, and (iii) in the event an executive’s employment is terminated by us without cause or by the executive for good reason (as defined in Ms. Baier’s employment agreement or the Severance Policy, as applicable) within 12 months following a change in control, all remaining unvested restricted shares will immediately vest.

With respect to time-based restricted shares awarded in January 2018 for which 75% are eligible to vest on February 27, 2021 and 25% are eligible to vest on February 27, 2022: (i) if an executive’s employment is terminated by us without cause or due to death or disability, the next tranche of unvested restricted shares will immediately vest and the remaining unvested restricted shares will immediately be forfeited; provided, however, that if the termination had occurred on or prior to February 27, 2019, 25% of the unvested restricted shares would have immediately vested and the remaining unvested restricted shares would have immediately been forfeited, and if the termination had occurred after February 27, 2019 and on or before February 27, 2020, 50% of the unvested restricted shares would have immediately vested and the remaining unvested restricted shares would have immediately been forfeited; (ii) upon the occurrence of a change in control, the next tranche of unvested restricted shares will immediately vest, and the remaining unvested restricted shares will remain outstanding and will vest on the previously established vesting dates, subject to continued employment; provided, however, that if the change in control had occurred on or prior to February 27, 2019, 25% of the unvested restricted shares would have immediately vested and if the change in control had occurred after February 27, 2019 and on or before February 27, 2020, 50% of the unvested restricted shares would have immediately vested; and (iii) if an executive’s employment is terminated by us without cause or by the executive for good reason (as defined in the Severance Policy) within 12 months following a change in control, all remaining unvested restricted shares will immediately vest.

Time-Based Restricted Stock Units Granted in 2020

With respect to time-based RSUs granted in 2020: (i) if an executive’s employment is terminated by us without cause or due to death or disability (or with respect to Ms. Baier’s awards, by her for good reason as defined in her employment agreement), the next tranche of unvested RSUs will vest upon such termination and be settled within 30 days, and the remaining outstanding RSUs will immediately be forfeited; (ii) upon the occurrence of a change in control in which the outstanding RSUs are not assumed, continued, or substituted with an award relating to a publicly-traded security of the acquiror (or the Company) on the same terms and conditions that were applicable to the outstanding RSUs immediately prior to the change in control, such outstanding RSUs will vest and be settled upon consummation of the change in control; and (iii) in the event an executive’s employment is terminated by us without cause or by the executive for good reason (as defined in Ms. Baier’s employment agreement or the Severance Policy, as applicable) within 12 months following a change in control in which such outstanding RSUs were assumed, continued, or substituted, all RSUs outstanding at the time of such termination will vest upon such termination and be settled within 30 days.

Performance-Based Restricted Shares Granted in 2016 and 2017

With respect to performance-based restricted shares awarded in 2016 and 2017, if an executive’s employment is terminated by us without cause or due to death or disability, the unvested restricted shares eligible to vest on the next vesting date will remain outstanding until the next vesting date (with all other unvested restricted shares from the award immediately being forfeited) and will vest only if and to the extent that the relevant performance targets for such tranche are achieved. However, with respect to such awards, if the termination had occurred on or prior to the second anniversary or first anniversary prior to the vesting date for the first tranche of shares, the executive would have only been able to achieve vesting of up to 25% or 50%, respectively, of the unvested restricted shares based on our one-year or two-year CAGR of Adjusted CFFO per share or Combined Adjusted Free Cash Flow, as applicable, respectively.

Under the terms of such awards, upon the occurrence of a change in control, all of the shares will automatically convert to time-based restricted shares. In addition, upon the date of the change in control, the next tranche of these shares will immediately vest. However, if the change in control had occurred on or prior to the second anniversary or first anniversary prior to the vesting date for the first tranche of shares, only 25% or 50%, respectively, of the unvested restricted shares would have immediately vested. All other shares will remain outstanding and eligible to vest on the previously established vesting dates, subject to continued employment. In the event an executive’s employment is terminated by us without cause or by the executive for good reason (as defined in the Severance Policy) within 12 months following such change in control, all remaining unvested restricted shares will immediately vest.

Performance-Based Restricted Shares Granted in 2018

With respect to the performance-based restricted shares awarded in 2018, if an executive’s employment was or is terminated by us without cause or due to death or disability (or with respect to Ms. Baier’s award, by her for good reason as defined in her employment agreement): (i) on or before February 27, 2019, one-third of the shares would have remained outstanding and eligible to vest on February 27, 2019 based on, and subject to, the 15-day volume weighted average price per share (“VWAP”) as of December 31, 2018 compared to a partial-period TSR target, and the remainder of such outstanding shares would have been immediately forfeited; (ii) after February 27, 2019 and on or before February 27, 2020, two-thirds of the shares would have remained outstanding and eligible to vest on February 27, 2020 based on, and subject to, the 15-day VWAP as of December 31, 2019 compared to a partial-period TSR target, and the remainder of such outstanding shares would have been immediately forfeited; and (iii) after February 27, 2020, 100% of the shares will remain outstanding and eligible to vest on February 27, 2021 based on, and subject to, the 15-day VWAP as of December 31, 2020 compared to the stated TSR target.

Under the terms of such outstanding restricted shares, upon the occurrence of a change in control occurring (i) on or before February 27, 2019, one-third of the shares would have accelerated and vested and the remainder would have converted to time-based restricted shares eligible to vest in two equal annual installments beginning on February 27, 2020, subject to continued employment; (ii) after February 27, 2019 and on or before February 27, 2020, two-thirds of the shares would have accelerated and vested and the remainder would have converted to time-based restricted shares eligible to vest on February 27, 2021, subject to continued employment; and (iii) after February 27, 2020 and on or before February 27, 2021, all of the shares will accelerate and vest. In the event that the executive’s employment is terminated by us without cause or by the executive for good reason (as defined in Ms. Baier’s employment agreement or the Severance Policy, as applicable) within 12 months following such change in control, all remaining unvested shares will immediately vest.

Performance-Based Restricted Shares Granted in 2019

With respect to the performance-based restricted shares awarded in 2019, if an executive’s employment is terminated by us without cause or due to death or disability (or with respect to Ms. Baier’s award, by her for good reason as defined in her employment agreement): (i) on or before February 27, 2020, one-third of the shares eligible to vest on February 27, 2022 based on the CAGR of Same-Community RevPAR performance goal (together with any additional shares that may be issued as a result of performance in excess of the target level, the “First Tranche Shares”) and one-fourth of the shares eligible to vest on February 27, 2023 based on the relative TSR performance goal (together with any additional shares that may be issued as a result of performance in excess of the target level, the “Second Tranche Shares”) would have remained outstanding and eligible to vest upon the Committee’s certification of our performance following December 31, 2021, and the remainder of such outstanding shares would have been immediately forfeited; (ii) after February 27, 2020 and on or before February 27, 2021, two-thirds of the First Tranche Shares and one-half of the Second Tranche Shares will remain outstanding and eligible to vest upon the Committee’s certification of our performance following December 31, 2021, and the remainder of such outstanding shares will be immediately forfeited; (iii) after February 27, 2021 and before December 31, 2021, all of the First Tranche Shares and three-fourths of the Second Tranche Shares will remain outstanding and eligible to vest upon the Committee’s certification of our performance following December 31, 2021, and the remainder of such outstanding shares will be immediately forfeited; (iv) on or after December 31, 2021 and on or before February 27, 2022, all of the then outstanding First Tranche Shares and three-fourths of the then outstanding Second Tranche Shares (in each case, such number of shares to be determined following application of the performance goals and targets) will vest upon the Committee’s certification of our performance and the remainder of such Second Tranche Shares will be immediately forfeited; and (v) after February 27, 2022, all of the then outstanding Second Tranche Shares will vest effective upon the date of termination.

Under the terms of such outstanding restricted shares, upon the occurrence of a change in control, such shares will be converted into time-based restricted shares if it occurs before December 31, 2021, and such shares shall vest or remain outstanding and eligible to vest as follows: (i) if the change in control had occurred on or before February 27, 2020, one-third of the First Tranche Shares and one-fourth of the Second Tranche Shares would have accelerated and vested, and the remaining First Tranche Shares and Second Tranche Shares would have been eligible to vest on February 27, 2022 and February 27, 2023, respectively, subject to continued employment; (ii) if the change in control occurs after February 27, 2020 and on or before February 27, 2021, two-thirds of the First Tranche Shares and one-half of the Second Tranche Shares will accelerate and vest, and the remaining First Tranche Shares and Second Tranche Shares will be eligible to vest on February 27, 2022 and February 27, 2023, respectively, subject to continued employment; (iii) if the change in control occurs after February 27, 2021 and before December 31, 2021, all of the First Tranche Shares and three-fourths of the Second Tranche Shares will accelerate and vest, and the remaining Second Tranche Shares will be eligible to vest on February 27, 2023, subject to continued employment; (iv) if the change in control occurs on or after December 31, 2021 and on or before February 27, 2022, all of the then outstanding First Tranche Shares and three-fourths of the then outstanding Second Tranche Shares (in each case, such number of shares to be determined following application of the performance goals and targets) will accelerate and vest, and the remaining Second Tranche Shares will be eligible to vest on February 27, 2023, subject to continued employment; and (v) if the change in control occurs after February 27, 2022, all of the then outstanding Second Tranche Shares will accelerate and vest. In the event that the executive’s employment is terminated by us without cause, or by the executive for good reason (as defined in Ms. Baier’s employment agreement or the Severance Policy, as applicable), within 12 months following such change in control, all then outstanding First Tranche Shares and Second Tranche Shares will accelerate and vest.

Performance-Based Restricted Stock Units Granted in 2020

With respect to performance-based RSUs granted in 2020, if an executive’s employment is terminated by us without cause or due to death or disability (or with respect to Ms. Baier’s award, by her for good reason as defined in her employment agreement), a pro-rata percentage of the RSUs will remain outstanding following such termination and will be eligible to vest subject to achievement of the performance criteria as of the applicable vesting date, and the remaining outstanding RSUs will immediately be forfeited. For purposes of these awards, the pro-rata percentage means: with respect to the RSUs eligible to vest on February 27, 2023, 33 1/3%, 66 2/3%, and 100% if such termination of employment occurs on or prior to February 27, 2021, after February 27, 2021 but on or prior to February 27, 2022, and after February 27, 2022, respectively; and with respect to the RSUs eligible to vest on February 27, 2024, 25%, 50%, 75% and 100% if such termination of employment occurs on or prior to February 27, 2021, after February 27, 2021 but on or prior to February 27, 2022, after February 27, 2022 but on or prior to February 27, 2023, and after February 27, 2023, respectively.

Under the terms of such outstanding RSUs, upon the occurrence of a change in control in which the outstanding RSUs are not assumed, continued, or substituted with an award relating to a publicly-traded security of the acquiror (or the Company) on the same terms and conditions that were applicable to the outstanding RSUs immediately prior to the change in control, such outstanding RSUs will vest and be settled upon consummation of the change in control. If such outstanding awards are so assumed, continued, or substituted, the outstanding RSUs will continue to vest at target level performance conditioned only upon continued employment if such change in control occurs prior to the conclusion of the performance period on December 31, 2022, and the outstanding RSUs determined after application of the performance criteria will continue to vest conditioned only upon continued employment if such change in control occurs on or after conclusion of such performance period. With respect to such assumed, continued, or substituted RSUS, in the event an executive’s employment is terminated by us without cause or by the executive for good reason (as defined in Ms. Baier’s employment agreement or the Severance Policy, as applicable)

within 12 months following a change in control, all RSUs outstanding at the time of such termination will vest upon such termination and be settled within 30 days.

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

Compensation Committee Interlocks and Insider Participation

During 2019, Mses. Freed and Warren, Mr. Bumstead, and former director Jackie M. Clegg served on the Committee. None of these persons has at any time been an officer or employee of us or any of our subsidiaries. In addition, there are no relationships among our executive officers, members of the Committee or entities whose executives serve on the Board or the Committee that require disclosure under applicable SEC regulations.

Pay Ratio

For 2019, the ratio of the total annual compensation of Ms. Baier to the median of the annual total compensation of all of our other employees was 317:1. The median of the annual total compensation of our employees, other than Ms. Baier, was $20,057 for 2019.

We identified the median employee using our employee population of approximately 58,400 employees as of December 31, 2019, 34% of whom are part-time. In determining the median employee, we did not make any full-time equivalent adjustments to compensation of our part-time employees. Consistent with the prior year, to identify the median employee, we used amounts reported in box 5 of wage statements on Form W-2 as our consistently applied compensation measure. We then calculated the annual total compensation for the identified employee in accordance with the requirements of the Summary Compensation Table (including matching contributions to our 401(k) Plan and premiums on Company-provided life and disability insurance). For the annual total compensation of Ms. Baier, we used the amount reported in the “total” column of the Summary Compensation Table.

Director Compensation

Non-Employee Director Compensation Program

The table below sets forth the elements of the non-employee director compensation program. During 2019, the Committee reviewed the program, including receiving a market compensation study from the Consultant regarding the practices of the compensation peer group approved by the Committee for 2019 annual compensation decisions. The Committee made no changes to the program at that time. Later during the year, the Committee recommended, and the Board approved, a change to the program such that if a director retires prior to the date of the annual grant of immediately vested stock or concludes his or her service at the expiration of his or her term of office, a pro-rata cash amount will be payable to the director at the time of retirement or expiration in lieu of the annual grant of immediately vested shares, in recognition of the partial year of service. The Committee also recommended, and the Board approved, an increase to the retainer for service as chair of the Investment Committee from $10,000 to $15,000 effective October 29, 2019.

In 2020, the Committee again reviewed the non-employee director compensation program, including receiving a market compensation study from the Consultant related to the peer group approved by the Committee for 2020 annual compensation decisions. Following such review, the Committee recommended, and the Board approved, the changes to the program noted below.

Cash Fees	2019	Changes for 2020	Description

Annual Retainer	$100,000	No change	Cash retainers are payable quarterly in arrears and are pro-rated for service less than the full year. Cash meeting fees are payable quarterly in arrears for attendance by the director or committee member in person or telephonically. Each director has the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of quarterly cash compensation, as described below.
Annual Committee Chair Retainers:
Audit	$20,000	No change
Compensation/NCG	$15,000	No change
Investment (1)	$15,000	No change
Meeting Attendance Fees:
Per Board Meeting	$3,000	Applicable only to meetings in excess of 6 per year
Per Committee Meeting (Members Only)	$2,000	Applicable only to meetings in excess of 8 per director per year

Equity Awards

Annual Grant of Immediately Vested Stock under 2014 Omnibus Incentive Plan	$100,000	Increased to $135,000 (applicable to 2021 award for 2020 service)	Typically granted in February each year for service in the prior year and pro-rated for service less than the full year. Directors may elect to receive restricted stock units (as described below) in lieu of the immediately vested shares. If a director retires prior to the annual grant date or concludes his or her service at the expiration of his or her term of office, a pro-rata cash amount will be payable to the director at the time of retirement or expiration in lieu of the annual grant of immediately vested shares, in recognition of the partial year of service.

Initial Grant of Restricted Shares under 2014 Omnibus Incentive Plan	$100,000	No change	Granted to each new non-employee director upon joining the Board. The restricted shares awarded during 2019 are eligible to vest on the earlier to occur of the 2020 annual meeting of stockholders or the first anniversary of our 2019 annual meeting, subject to the director’s continued service.

(1)	The retainer payable to the chair of the Investment Committee was increased from $10,000 to $15,000 effective October 29, 2019.

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

Compensation of Non-Executive Chairman of the Board

Mr. Wielansky served as our Non-Executive Chairman of the Board through December 31, 2019. His compensation arrangements for service as Non-Executive Chairman remained unchanged from 2018 when he was appointed to serve in the role. Under such arrangements Mr. Wielansky received compensation applicable generally to non-employee directors described above and received an additional annual cash retainer of $250,000 for his service as Non-Executive Chairman through 2019. All cash amounts were payable as noted in the table above.

The Board appointed Mr. Sansone as Non-Executive Chairman of the Board effective January 1, 2020. In connection with his appointment, the Committee recommended, and the Board approved, a reduction to the retainer for service as Non-Executive Chairman. Such reduction reflected the Committee’s view that the time commitment of the Non-Executive Chair role had reduced since we initiated a turnaround strategy under new leadership in 2018. As a result, Mr. Sansone receives compensation applicable generally to non-employee directors described above and receives an additional annual cash retainer of $100,000 for his service as Non-Executive Chairman. All cash amounts are payable as noted in the table above.

Director Stock Ownership Guidelines

The Board has adopted Stock Ownership Guidelines that require each of our non-employee directors to maintain ownership of a multiple of the non-employee director’s annual cash retainer for service on the Board, exclusive of any retainers for service as chairman of the Board or any of its committees and any cash meeting fees. In 2020, the Board amended the guidelines to increase the multiple from 3.0x to 5.0x of the annual cash retainer after reviewing the practices of the compensation peer group approved by the Committee for 2020.

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

As of April 24, 2020, each of our non-employee directors is in compliance with the guidelines, but each other than Mr. Bumstead holds fewer shares than required by the increased 5.0x guideline. Therefore, each of the non-employee directors other than Mr. Bumstead will be expected to retain at least 50% of any shares obtained through our stock incentive plans until the required holding level is met.

Director Compensation for 2019

The following table sets forth the compensation awarded to, earned by, or paid to our directors for the year ended December 31, 2019, other than Ms. Baier whose compensation information is set forth under “Executive Compensation”. Each of the directors included in the table served for the full-year 2019, except that Ms. Freed and Mr. Sansone joined the Board at the Company’s 2019 annual meeting of stockholders held on October 29, 2019 as successors to former directors Jackie M. Clegg and James R. Seward, whose terms expired at the annual meeting.

Name	Fees Earned or Paid in Cash		Stock Awards (1)(2)	All Other Compensation	Total
Marcus E. Bromley	$157,000		$99,995 (3)	$–	$256,995
Frank M. Bumstead	$190,000		$99,995 (3)	$–	$289,995

Victoria L. Freed	$24,391		$99,996 (4)	$–	$124,387

Rita Johnson-Mills	$170,609	(5)	$41,367 (3)	$–	$211,976

Guy P. Sansone	$20,391		$99,996 (4)	$–	$120,387

Denise W. Warren	$172,500		$24,382 (3)	$–	$196,882

Lee S. Wielansky	$406,609		$99,995 (3)	$–	$506,604

Jackie M. Clegg	$249,052	(6)	$99,995 (3)	$–	$349,047

James R. Seward	$227,408	(6)	$99,995 (3)	$–	$327,403

(1)

Represents the aggregate grant date fair value of awards of immediately vested stock and/or restricted shares computed in accordance with ASC 718. See Note 2 to our Consolidated Financial Statements included in the Original Filing for a summary of the assumptions made in the valuation of these awards

(2)

As of December 31, 2019, (i) none of the directors held any unvested stock awards, except that each of Ms. Freed and Mr. Sansone held 14,727 time-based restricted shares, and (ii) Ms. Johnson-Mills held 3,580 vested restricted stock units.

(3)

Represents the grant date fair value of the annual grant of unrestricted shares for the previous year served awarded on February 11, 2019, consisting of: 12,722 immediately vested shares for each of Messrs. Bromley, Bumstead, Wielansky, and Seward and Ms. Clegg; 5,263 immediately vested shares for Ms. Johnson-Mills; and 3,102 immediately vested shares for Ms. Warren.

(4)

Represents the grant date fair value of the initial grant of 14,727 time-based restricted shares awarded on December 13, 2019 to each of Ms. Freed and Mr. Sansone in connection with their joining the Board on October 29, 2019.

(5)

Ms. Johnson-Mills elected to receive vested restricted stock units in lieu of a portion of her cash compensation for service during 2019. The reported amount includes: 1,060 vested restricted stock units issued on April 1, 2020 for service during the first quarter of 2019 with a grant date fair value of $6,996; 1,338 vested restricted stock units issued on July 1, 2019 for service during the second quarter of 2019 with a grant date fair value of $9,995; 1,182 vested restricted stock units issued on October 1, 2019 for service during the third quarter of 2019 with a grant date fair value of $9,196; and 1,089 vested restricted stock units issued on January 1, 2020 for service during the fourth quarter of 2019 with a grant date fair value of $7,917.

(6)

Includes $82,740 of cash paid to each of Ms. Clegg and Mr. Seward, representing the cash amount paid in lieu of the pro-rata annual grant of immediately vested stock for service through the expiration of their terms of office at the Company’s 2019 annual meeting of stockholders held on October 29, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 24, 2020, the total number of shares of our common stock beneficially owned, and the percent so owned, by (1) each person known by us to own more than 5% of our common stock, (2) each of our directors and named executive officers and (3) all directors and executive officers as a group, based on 183,164,490 shares of our common stock outstanding as of that date (excluding restricted shares and restricted stock units). Unless otherwise indicated, each of the beneficial owners listed has, to the Company’s knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated, the address of each person named in the table is c/o Brookdale Senior Living Inc., 111 Westwood Place, Suite 400, Brentwood, Tennessee 37027.

Name of Beneficial Owner	Number of Shares	Percentage

Executive Officers and Directors (1)

Lucinda M. Baier	252,154	*

Steven E. Swain	22,659	*

Mary Sue Patchett	101,238	*

Chad C. White	50,928	*

H. Todd Kaestner	98,868	*

Jordan R. Asher	–	*

Marcus E. Bromley	75,171	*

Frank M. Bumstead	300,224	*

Victoria L. Freed	2,491	*

Rita Johnson-Mills	41,907	*

Guy P. Sansone	2,491	*

Denise W. Warren	48,606	*

Lee S. Wielansky	101,338	*

All executive officers and directors as a group (17 persons)	1,252,845	*

5% Stockholders

Glenview Capital Management, LLC (2)	17,633,572	9.6%

Deerfield Partners, L.P. (3)	17,291,933	9.4%

The Vanguard Group (4)	17,228,568	9.4%

Dimensional Fund Advisors LP (5)	14,895,528	8.1%

Renaissance Technologies LLC (6)	14,372,920	7.8%

BlackRock, Inc. (7)	14,292,257	7.8%

Camber Capital Management (8)	12,500,000	6.8%

Macquarie Group Limited (9)	10,016,040	5.5%

*	Less than 1%

(1)

Consists of shares of common stock held as of April 24, 2020, shares of restricted stock scheduled to vest on or before June 23, 2020, and for Mr. Bromley and Ms. Johnson-Mills 14,205 and 6,679 vested restricted stock units, respectively, held by the director, which were issued at the director’s election in lieu of a portion of quarterly cash compensation for service as a director. The reported amounts exclude the following number of restricted shares and RSUs outstanding as of April 24, 2020 (assuming target performance for performance-based restricted shares and RSUs): Ms. Baier–1,677,502; Mr. Swain–479,384; Ms. Patchett–301,894; Mr. White–158,220; Mr. Kaestner–121,696; Ms. Freed–14,727; Mr. Sansone–14,727; and all executive officers and directors as a group–1,252,845.

(2)

Information regarding Glenview Capital Management, LLC (“Glenview”) is based solely on a Schedule 13G/A filed with the SEC on February 14, 2020 by Glenview and Larry Robbins. Glenview reported that it has shared voting power and shared dispositive power with respect to the shares reported in the table. The address of the principal business office of Glenview is 767 Fifth Avenue, 44th Floor, New York, NY 10153.

(3)

Information regarding Deerfield Partners, L.P. (“Deerfield”) is based solely on a Schedule 13G filed with the SEC on March 9, 2020 by Deerfield, its general partner Deerfield Mgmt, L.P., its investment advisor Deerfield Management Company, L.P., and James Flynn. Deerfield reported that it has shared voting power and shared dispositive power with respect to the shares reported in the table. The address of the principal business office of Deerfield is 780 Third Avenue, 37th Floor, New York, NY 10017.

(4)

Information regarding The Vanguard Group (“Vanguard”) is based solely on a Schedule 13G/A filed with the SEC on February 12, 2020 by Vanguard. Vanguard reported that it has sole voting power with respect to 179,694 shares, shared voting power with respect to 39,627 shares, sole dispositive power with respect to 17,034,589 shares and shared dispositive power with respect to 193,979 shares. The address of the principal business office of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(5)

Information regarding Dimensional Fund Advisors LP (“Dimensional Fund”) is based solely on a Schedule 13G/A filed with the SEC on February 12, 2020 by Dimensional Fund. Dimensional Fund reported that it has sole voting power with respect to 14,455,205 shares and sole dispositive power with respect to 14,895,528 shares. The address of the principal business office of Dimensional Fund is Building One, 6300 Bee Cave Road, Austin, TX 78746.

(6)

Information regarding Renaissance Technologies LLC (“Renaissance”) is based solely on a Schedule 13G filed with the SEC on February 12, 2020 by Renaissance and Renaissance Technologies Holdings Corporation. Renaissance reported that it has sole voting power with respect to 14,161,832 shares, sole dispositive power with respect to 14,306,769 shares, and shared dispositive power with respect to 66,151 shares. The address of the principal business office of Renaissance is 800 Third Avenue, New York, NY 10022.

(7)

Information regarding BlackRock, Inc. (“BlackRock”) is based solely on a Schedule 13G/A filed with the SEC on February 5, 2020 by BlackRock. BlackRock reported that it has sole voting power with respect to 13,805,139 shares and sole dispositive power with respect to 14,292,257 shares. The address of the principal business office of BlackRock is 55 East 52nd Street, New York, NY 10055.

(8)

Information regarding Camber Capital Management LP (“Camber”) is based solely on a Schedule 13G/A filed with the SEC on February 14, 2020 by Camber and Stephen DuBois. Camber reported that it has shared voting and shared dispositive power with respect to the shares reported in the table. The address of the principal business office of Camber is 101 Huntington Avenue, Suite 2101, Boston, MA 02199.

(9)

Information regarding Macquarie Group Limited (“Macquarie”) is based solely on a Schedule 13G filed with the SEC on February 13, 2020 by Macquarie, Macquarie Bank Limited, Macquarie Investment Management Austria Kapitalanlage AG, Macquarie Investment Management Holdings Inc. and Macquarie Investment Management Business Trust. Macquarie reported that Macquarie Investment Management Holdings Inc. and Macquarie Investment Management Business Trust have sole voting and dispositive power with respect to 9,821,171 shares and Macquarie Investment Management Austria Kapitalanlage AG has sole voting and dispositive power with respect to 194,869 shares. The address of the principal business office of Macquarie is 2005 Market Street, Philadelphia, PA 19103.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2019 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2)	–	–	11,497,326
Equity compensation plans not approved by security holders (3)	–	–	35,936
Total	–	–	11,533,262

50

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

Since December 31, 2018, there have not been any related person transactions that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Director Independence

The Board has affirmatively determined that eight of our nine directors, Mses. Freed, Johnson-Mills, and Warren, Dr. Asher, and Messrs. Sansone, Bromley, Bumstead, and Wielansky are “independent” under Section 303A.02 of the listing standards of the NYSE, and that Ms. Clegg and Mr. Seward were independent prior to the expiration of their terms as a director at the 2019 annual meeting of stockholders. In each case, the Board affirmatively determined that none of such individuals had a material relationship with the Company. In making these determinations, the Board considered all relevant facts and circumstances, as required by applicable NYSE listing standards.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees

The Company engaged Ernst & Young LLP (“E&Y”) for audit services in 2019, including the audit of the Company’s annual financial statements. The following table shows information about the respective fees billed by E&Y during or related to the fiscal years ended December 31, 2019 and 2018.

	2019	2018

Audit Fees	$2,162,000	$2,189,000

Audit-Related Fees	$–	$5,000

Tax Fees	$1,500	$35,680

All Other Fees	$–	$–

Total	$2,163,500	$2,229,680

“Audit Fees” include fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports (Forms 10-Q) and fees for the audit of internal control over financial reporting.

“Audit-Related Fees” include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and that are traditionally performed by the independent registered public accounting firm. These fees include our purchase of subscriptions to E&Y research services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.)    The following documents required under this item were filed as part of the Original Filing:

Our Audited Consolidated Financial Statements

Report of the Independent Registered Public Accounting Firm

Report of the Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Equity for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

Schedule II—Valuation and Qualifying Accounts

2.) Exhibits:

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2019 (File No. 001-32641)).

3.2	Amended and Restated Bylaws of the Company dated October 29, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 29, 2019 (File No. 001-32641)).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed on November 7, 2005 (File No. 333-127372)).
4.2	Description of the Company’s common stock.#
10.1.1

Amended and Restated Master Transactions and Cooperation Agreement dated effective as of October 1, 2019, by and between the Company and HCP, Inc. (now known as Healthpeak Properties, Inc., (“Healthpeak”)).#†

10.1.2

Equity Interest Purchase Agreement dated effective as of October 1, 2019, by and among certain subsidiaries of the Company and certain subsidiaries of Healthpeak, and the Company and Healthpeak for the limited purposes stated therein.#†

10.1.3	Amendment No. 1 to Equity Interest Purchase Agreement dated as of October 29, 2019 by and among certain subsidiaries of the Company and certain subsidiaries of Healthpeak.#
10.1.4	First Amendment to Amended and Restated Master Transactions and Cooperation Agreement dated as of January 31, 2020, by and among the Company and Healthpeak.#
10.1.5	Amendment No. 2 to the Equity Interest Purchase Agreement dated as of January 31, 2020, by and among certain subsidiaries of the Company and certain subsidiaries of Healthpeak.#
10.2.1

Master Lease and Security Agreement dated as of April  26, 2018 by and between certain of the Company’s affiliates named therein as lessees and certain of the affiliates of Ventas, Inc. named therein as lessors (the “Master Lease”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-32641)).††

Exhibit No.	Description
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

10.2.5

Amendment No. 4 effective as of September  26, 2019 to Master Lease by and between certain affiliates of the Company named therein as Tenant and certain affiliates of Ventas, Inc. named therein as landlord (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2019 (File No. 001-32641)).†

10.2.6

Amendment No. 5 effective as of December  9, 2019 to Master Lease by and between certain affiliates of the Company named therein as Tenant and certain affiliates of Ventas, Inc. named therein as landlord.#

10.2.7

Guaranty of Master Lease dated as of April  26, 2018 by and between the Company and certain of its affiliates named therein and Ventas, Inc. and certain of its affiliates named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-32641)).††

10.3.1

Fifth Amended and Restated Credit Agreement dated as of December 5, 2018, among certain subsidiaries of the Company, Capital One, National Association, as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2018 (File No. 001-32641)).

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

10.5

Employment Agreement dated as of March  1, 2018 by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.49 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.6.1

Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2019 (File No. 001-32641)) (the “Omnibus Incentive Plan”).*

Exhibit No.	Description
10.6.2	Amendment No. 1 to Omnibus Incentive Plan effective February 12, 2020.#*
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

Exhibit No.	Description
10.20

Form of Restricted Share Agreement under the Omnibus Incentive Plan (2019 Time-Based Vesting Form for Executive Officers) (incorporated by reference to Exhibit 10.37 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A on April 29, 2019 (File No. 001-32641)).*

10.21

Form of Restricted Share Agreement under the Omnibus Incentive Plan (2019 Performance-Based Vesting Form for Executive Officers) (incorporated by reference to Exhibit 10.38 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A on April 29, 2019 (File No. 001-32641)).*

10.22

Form of Outside Director Restricted Stock Unit Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016 (File No. 001-32641)).*

10.23	Form of 2019 Outside Director Restricted Share Agreement under the Omnibus Incentive Plan.#*
10.24.1

Brookdale Senior Living Inc. Associate Stock Purchase Plan  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2008 (File No.  001-32641)) (the “Associate Stock Purchase Plan”).*

10.24.2

First Amendment to Associate Stock Purchase Plan, effective as of December 12, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2013 (File No. 001-32641)).*

10.24.3	Second Amendment to Associate Stock Purchase Plan effective as of February 13, 2020.#*
10.25.1

Amended and Restated Tier I Severance Pay Policy dated April  15, 2018 (incorporated by reference to Exhibit 10.52 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed on April 24, 2018 (File No.  001-32641)).*

10.25.2	Amendment No. 1 to Amended and Restated Tier I Severance Pay Policy.#*
10.25.3

Form of Severance Letter Under the Amended and Restated Tier I Severance Pay Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2010 (File No. 001-32641)).*

10.26	Severance Letter Agreement dated September 25, 2019 by and between the Company and Todd Kaestner.#*
10.27	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-32641)).*
10.28

Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 30, 2009 (File No. 333-160354)).*

10.29	Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2020 Time-Based Form for Executive Officers).*
10.30	Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2020 Performance-Based Form for Executive Officers).*
21	Subsidiaries of the Registrant.#
23	Consent of Ernst & Young LLP.#
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

Exhibit No.	Description
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101).

#	Filed with Original Filing

*	Management Contract or Compensatory Plan

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which has been granted by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	President and Chief Executive Officer
Date:	April 29, 2020

Appendix A Reconciliations of Non-GAAP Financial Measures

Facility Operating Income

For purposes of the 2019 annual incentive plan, Facility Operating Income (FOI) was defined as our 2019 consolidated resident fee revenue less facility operating expense. The table below reconciles our Facility Operating Income from our net income (loss).

Year Ended December 31, 2019 ($ in 000s)

Facility Operating Income

Net income (loss)	$(268,492)

Provision (benefit) for income taxes	(2,269)

Equity in (earnings) loss of unconsolidated ventures	4,544

Debt modification and extinguishment costs	5,247

Loss (gain) on sale of assets, net	(7,245)

Other non-operating (income) loss	(14,765)

Interest expense	248,341

Interest income	(9,859)

Income (loss) from operations	(44,498)

Depreciation and amortization	379,433

Goodwill and asset impairment	49,266

Loss (gain) on facility lease termination and modification, net	3,388

Facility operating lease expense	269,666

General and administrative expense (including non-cash stock-based compensation expense)	219,289

Management Fees	(57,108)

Facility Operating Income	$819,436

Combined Adjusted Free Cash Flow

For purposes of the 2019 annual incentive plan, CAFCF was defined as the sum of the Company’s consolidated Adjusted Free Cash Flow plus its proportionate share of unconsolidated ventures’ Adjusted Free Cash Flow for 2019.

Adjusted Free Cash Flow is a non-GAAP liquidity measure that we define as net cash provided by (used in) operating activities before: distributions from unconsolidated ventures from cumulative share of net earnings, changes in prepaid insurance premiums financed with notes payable, changes in operating lease liability for lease termination and modification, cash paid/received for gain/loss on facility lease termination and modification, and lessor capital expenditure reimbursements under operating leases; plus: property insurance proceeds and proceeds from refundable entrance fees, net of refunds; less: non-development capital expenditures and payment of financing lease

A-1

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

The table below reconciles our and our proportionate share of our unconsolidated ventures’ Adjusted Free Cash Flow from our and theirs, respectively, net cash provided by (used in) operating activities. Line items under unconsolidated ventures represent the aggregate amounts of such line items for all of our unconsolidated ventures.

Year Ended December 31, 2019 ($ in 000s)

Consolidated Adjusted Free Cash Flow

Net cash provided by (used in) operating activities	$216,412

Distributions from unconsolidated ventures from cumulative share of net earnings	(3,472)

Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(31,305)

Non-development capital expenditures, net	(235,797)

Payment of financing lease obligations	(22,242)

Consolidated Adjusted Free Cash Flow	$(76,404)

Proportionate Share of Adjusted Free Cash Flow of Unconsolidated Ventures

Net cash provided by operating activities	$104,646

Non-development capital expenditures, net	(44,145)

Proceeds from refundable entrance fees, net of refunds	(26,186)

Adjusted Free Cash Flow of Unconsolidated Ventures	$34,315

Brookdale weighted average ownership percentage	51.2%

Brookdale’s proportionate share of Adjusted Free Cash Flow of Unconsolidated Ventures	17,570

Combined Adjusted Free Cash Flow	$(58,834)

A-2