Form 10-Q
period 2020-03-31
Brookdale Senior Living Inc.
filed 2020-05-06
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-32641

BROOKDALE SENIOR LIVING INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3068069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Westwood Place,	Suite 400,	Brentwood,	Tennessee	37027
(Address of principal executive offices)				(Zip Code)

(Registrant's telephone number, including area code)                    (615) 221-2250

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	BKD	New York Stock Exchange

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

As of May 4, 2020, 183,164,490 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted shares and restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$392,674	$240,227
Marketable securities	108,039	68,567
Restricted cash	23,908	26,856
Accounts receivable, net	135,531	133,613
Assets held for sale	37,397	42,671
Prepaid expenses and other current assets, net	104,432	84,241
Total current assets	801,981	596,175
Property, plant and equipment and leasehold intangibles, net	5,298,910	5,109,834
Operating lease right-of-use assets	1,080,304	1,159,738
Restricted cash	41,917	34,614
Investment in unconsolidated ventures	5,600	21,210
Goodwill	154,131	154,131
Deferred tax asset	6,370	—
Other assets, net	112,482	118,731
Total assets	$7,501,695	$7,194,433
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$83,014	$339,413
Current portion of financing lease obligations	19,213	63,146
Current portion of operating lease obligations	184,189	193,587
Trade accounts payable	78,134	104,721
Accrued expenses	244,916	266,703
Refundable fees and deferred revenue	76,634	79,402
Total current liabilities	686,100	1,046,972
Long-term debt, less current portion	3,644,542	3,215,710
Financing lease obligations, less current portion	562,348	771,434
Operating lease obligations, less current portion	1,272,448	1,277,178
Line of credit	166,381	—
Deferred tax liability	—	15,397
Other liabilities	117,646	169,017
Total liabilities	6,449,465	6,495,708
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at March 31, 2020 and December 31, 2019; 198,539,694 and 199,593,343 shares issued and 188,012,169 and 192,128,586 shares outstanding (including 4,849,689 and 7,252,459 unvested restricted shares), respectively	1,985	1,996
Additional paid-in-capital	4,174,356	4,172,099
Treasury stock, at cost; 10,527,525 and 7,464,757 shares at March 31, 2020 and December 31, 2019, respectively	(102,774)	(84,651)
Accumulated deficit	(3,023,688)	(3,393,088)
Total Brookdale Senior Living Inc. stockholders' equity	1,049,879	696,356
Noncontrolling interest	2,351	2,369
Total equity	1,052,230	698,725
Total liabilities and equity	$7,501,695	$7,194,433
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue
Resident fees	$782,707	$809,479
Management fees	108,715	15,743
Reimbursed costs incurred on behalf of managed communities	122,717	216,822
Total revenue	1,014,139	1,042,044

Expense
Facility operating expense (excluding facility depreciation and amortization of $84,301 and $88,827, respectively)	588,482	586,094
General and administrative expense (including non-cash stock-based compensation expense of $5,957 and $6,356, respectively)	54,595	56,311
Facility operating lease expense	64,481	68,668
Depreciation and amortization	90,738	96,888
Asset impairment	78,226	391
Loss (gain) on facility lease termination and modification, net	—	209
Costs incurred on behalf of managed communities	122,717	216,822
Total operating expense	999,239	1,025,383
Income (loss) from operations	14,900	16,661

Interest income	1,455	3,084
Interest expense:
Debt	(41,763)	(45,643)
Financing lease obligations	(13,282)	(16,743)
Amortization of deferred financing costs and debt discount	(1,315)	(979)
Gain (loss) on debt modification and extinguishment, net	19,181	(67)
Equity in earnings (loss) of unconsolidated ventures	(1,008)	(526)
Gain (loss) on sale of assets, net	372,839	(702)
Other non-operating income (loss)	2,662	2,988
Income (loss) before income taxes	353,669	(41,927)
Benefit (provision) for income taxes	15,828	(679)
Net income (loss)	369,497	(42,606)
Net (income) loss attributable to noncontrolling interest	18	11
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$369,515	$(42,595)

Net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders:
Basic	$2.01	$(0.23)
Diluted	$2.00	$(0.23)

Weighted average common shares outstanding:
Basic	184,186	186,747
Diluted	184,522	186,747

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Total equity, balance at beginning of period	$698,725	$1,018,413

Common stock:
Balance at beginning of period	$1,996	$1,968
Issuance of common stock under Associate Stock Purchase Plan	1	1
Restricted stock, net	(6)	35
Shares withheld for employee taxes	(6)	(4)
Balance at end of period	$1,985	$2,000
Additional paid-in-capital:
Balance at beginning of period	$4,172,099	$4,151,147
Compensation expense related to restricted stock grants	5,957	6,356
Issuance of common stock under Associate Stock Purchase Plan	168	298
Restricted stock, net	6	(35)
Shares withheld for employee taxes	(3,892)	(2,993)
Other, net	18	17
Balance at end of period	$4,174,356	$4,154,790
Treasury stock:
Balance at beginning of period	$(84,651)	$(64,940)
Purchase of treasury stock	(18,123)	(6,000)
Balance at end of period	$(102,774)	$(70,940)
Accumulated deficit:
Balance at beginning of period	$(3,393,088)	$(3,069,272)
Cumulative effect of change in accounting principle (Note 2)	(115)	(55,885)
Net income (loss)	369,515	(42,595)
Balance at end of period	$(3,023,688)	$(3,167,752)
Noncontrolling interest:
Balance at beginning of period	$2,369	$(490)
Net income (loss) attributable to noncontrolling interest	(18)	(11)
Balance at end of period	$2,351	$(501)
Total equity, balance at end of period	$1,052,230	$917,597

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	192,129	192,356
Issuance of common stock under Associate Stock Purchase Plan	61	50
Restricted stock grants, net	(504)	3,534
Shares withheld for employee taxes	(611)	(434)
Purchase of treasury stock	(3,063)	(933)
Balance at end of period	188,012	194,573

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$369,497	$(42,606)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on debt modification and extinguishment, net	(19,181)	67
Depreciation and amortization, net	92,053	97,867
Asset impairment	78,226	391
Equity in (earnings) loss of unconsolidated ventures	1,008	526
Distributions from unconsolidated ventures from cumulative share of net earnings	—	749
Amortization of entrance fees	(377)	(398)
Proceeds from deferred entrance fee revenue	343	436
Deferred income tax (benefit) provision	(21,767)	170
Operating lease expense adjustment	(6,733)	(4,383)
Loss (gain) on sale of assets, net	(372,839)	702
Loss (gain) on facility lease termination and modification, net	—	209
Non-cash stock-based compensation expense	5,957	6,356
Non-cash management contract termination gain	—	(353)
Other	(1,460)	(2,495)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,033)	(4,550)
Prepaid expenses and other assets, net	(1,696)	12,358
Prepaid insurance premiums financed with notes payable	(17,434)	(18,842)
Trade accounts payable and accrued expenses	(47,919)	(41,358)
Refundable fees and deferred revenue	(2,254)	(9,855)
Operating lease assets and liabilities for lessor capital expenditure reimbursements	4,088	—
Net cash provided by (used in) operating activities	57,479	(5,009)
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	3,211	(320)
Purchase of marketable securities	(89,414)	(68,348)
Sale and maturities of marketable securities	50,000	—
Capital expenditures, net of related payables	(69,385)	(60,055)
Acquisition of assets, net of related payables and cash received	(446,688)	—
Investment in unconsolidated ventures	(268)	(3,986)
Distributions received from unconsolidated ventures	—	3,178
Proceeds from sale of assets, net	304,617	29,458
Net cash provided by (used in) investing activities	(247,927)	(100,073)
Cash Flows from Financing Activities
Proceeds from debt	471,785	25,178
Repayment of debt and financing lease obligations	(263,226)	(28,400)
Proceeds from line of credit	166,381	—
Purchase of treasury stock, net of related payables	(18,123)	(9,956)
Payment of financing costs, net of related payables	(5,815)	(759)
Payments of employee taxes for withheld shares	(3,898)	(2,997)
Other	146	298
Net cash provided by (used in) financing activities	347,250	(16,636)
Net increase (decrease) in cash, cash equivalents, and restricted cash	156,802	(121,718)
Cash, cash equivalents, and restricted cash at beginning of period	301,697	450,218
Cash, cash equivalents, and restricted cash at end of period	$458,499	$328,500

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, results of operations, and cash flows of the Company for all periods presented. Certain information and footnote disclosures included in annual financial statements have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020. Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company's condensed consolidated financial position or results of operations.

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

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenue, asset impairments, self-insurance reserves, performance-based compensation, the allowance for credit losses, depreciation and amortization, leasing transactions, income taxes, and other contingencies. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from the original estimates.

Lease Accounting

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

Property, Plant and Equipment and Leasehold Intangibles, Net

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

Goodwill

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss impairment methodology for credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted this standard effective January 1, 2020 and recognized the cumulative effect of the adoption as an immaterial adjustment to beginning accumulated deficit as of January 1, 2020 for the cumulative effect of adopting ASU 2016-13.

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which amends the former accounting principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. The Company adopted these lease accounting standards effective January 1, 2019 and recognized the cumulative effect of the adoption as a $55.9 million adjustment to beginning accumulated deficit as of January 1, 2019. See Footnote 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2019 for more details regarding the adoption of this accounting pronouncement.

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

The following table summarizes the computation of basic and diluted earnings (loss) per share amounts presented in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Income attributable to common shareholders:
Net income (loss)	$369,515	$(42,595)
Weighted average shares outstanding - basic	184,186	186,747
Effect of dilutive securities - Unvested restricted stock and restricted stock units	336	—
Weighted average shares outstanding - diluted	184,522	186,747
Basic earnings (loss) per common share:
Net income (loss) per share attributable to common shareholders	$2.01	$(0.23)
Diluted earnings (loss) per common share:
Net income (loss) per share attributable to common shareholders	$2.00	$(0.23)

The calculation of diluted weighted average shares for the three months ended March 31, 2020 excludes 6.9 million of non-performance-based restricted shares and restricted stock units, as the inclusion of such awards would have been anti-dilutive for the period. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date. For the three months ended March 31, 2020, the calculation of diluted weighted average shares excludes 1.8 million of performance-based restricted shares and restricted stock units. During the three months ended March 31, 2019, the Company reported a consolidated net loss. As a result of the net loss, unvested restricted stock and restricted stock units were antidilutive for the period and were not included in the computation of diluted weighted average shares. The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share was 7.2 million for the three months ended March 31, 2019.

4.  Acquisitions, Dispositions and Other Transactions

During the period from January 1, 2019 through March 31, 2020, the Company acquired 26 communities that the Company previously leased, disposed of 15 owned communities, and sold its ownership interest in its unconsolidated entry fee CCRC Venture (the "CCRC Venture") with Healthpeak Properties, Inc. ("Healthpeak"), and the Company's triple-net lease obligations on eleven communities were terminated. The acquisitions of formerly leased communities include the 18 communities acquired from Healthpeak described below and eight communities acquired pursuant to the exercise of a purchase option for a purchase price of $39.3 million, all of which occurred during the three months ended March 31, 2020.

As of March 31, 2020, the Company owned 355 communities, leased 306 communities, managed 80 communities, and two unencumbered communities in the CCRCs segment were classified as held for sale, resulting in $37.4 million being recorded as assets held for sale. The closings of the various pending and expected transactions described within this note are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Dispositions of Owned Communities

During the three months ended March 31, 2020, the Company completed the sale of one owned community for cash proceeds of $5.5 million, net of transaction costs, and recognized a net gain on sale of assets of $0.2 million.

During the year ended December 31, 2019, the Company completed the sale of 14 owned communities for cash proceeds of $85.4 million, net of transaction costs, and recognized a net gain on sale of assets of $5.5 million. The Company utilized a portion of the cash proceeds from the asset sales to repay approximately $5.1 million of associated mortgage debt and debt prepayment penalties. These dispositions included the sale of six communities during the three months ended March 31, 2019 for which the Company received cash proceeds of $29.5 million, net of transaction costs.

Healthpeak CCRC Venture and Master Lease Transactions

On October 1, 2019, the Company entered into definitive agreements, including a Master Transactions and Cooperation Agreement (the "MTCA") and an Equity Interest Purchase Agreement (the "Purchase Agreement"), providing for a multi-part transaction with Healthpeak. The parties subsequently amended the agreements to include one additional entry fee CCRC community as part of the sale of the Company's interest in the CCRC Venture. The components of the multi-part transaction include:

•
CCRC Venture Transaction. Pursuant to the Purchase Agreement, on January 31, 2020, Healthpeak acquired the Company's 51% ownership interest in the CCRC Venture, which held 14 entry fee CCRCs, for a total purchase price of $295.2 million (representing an aggregate valuation of $1.06 billion less portfolio debt, subject to a net working capital adjustment), which remains subject to a post-closing net working capital adjustment. The Company recognized a $370.7 million gain on sale of assets for the three months ended March 31, 2020, and the Company derecognized the net equity method liability for the sale of the ownership interest in the CCRC Venture. At the closing, the parties terminated the Company's existing management agreements with the 14 entry fee CCRCs, Healthpeak paid the Company a $100.0 million management agreement termination fee, and the Company transitioned operations of the entry fee CCRCs to a new operator. The Company recognized $100.0 million of management fee revenue for the three months ended March 31, 2020 for the management termination fee. Prior to the January 31, 2020 closing, the parties moved the remaining two entry fee CCRCs into a new unconsolidated venture on substantially the same terms as the CCRC Venture to accommodate the sale of such two communities expected to occur in 2021. Subsequent to these transactions, the Company will have exited substantially all of its entry fee CCRC operations.

•
Master Lease Transactions. Pursuant to the MTCA, on January 31, 2020, the parties amended and restated the existing master lease pursuant to which the Company continues to lease 25 communities from Healthpeak, and the Company acquired 18 formerly leased communities from Healthpeak, at which time the 18 communities were removed from the master lease. At the closing, the Company paid $405.5 million to acquire such communities and to reduce its annual rent under the amended and restated master lease. The Company funded the community acquisitions with $192.6 million of non-recourse mortgage financing and the proceeds from the multi-part transaction. In addition, Healthpeak has agreed to transition one leased community to a successor operator at a future date. With respect to the continuing 24 communities, the Company's amended and restated master lease: (i) has an initial term to expire on December 31, 2027, subject to two extension options at the Company's election for ten years each, which must be exercised with respect to the entire pool of leased communities; (ii) the initial annual base rent for the 24 communities is $41.7 million and is subject to an escalator of 2.4% per annum on April 1st of each year; and (iii) Healthpeak has agreed to make available up to $35 million for capital expenditures for a five-year period related to the 24 communities at an initial lease rate of 7.0%. As a result of the community acquisition transaction, the Company recognized a $19.7 million gain on debt extinguishment and derecognized the $105.1 million carrying amount of financing lease obligations for eight communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement.

5.  Fair Value Measurements

Marketable Securities

As of March 31, 2020, marketable securities of $108.0 million are stated at fair value based on valuation provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

Debt

The Company had outstanding long-term debt obligations, including $166.4 million of borrowings outstanding on the revolving credit facility, as of March 31, 2020, with a carrying value of $3.9 billion as of March 31, 2020 and $3.6 billion as of December 31, 2019. Fair value of the long-term debt approximates carrying value in all periods presented. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

Asset Impairment Expense

The following is a summary of asset impairment expense.

	Three Months Ended March 31,
(in millions)	2020	2019
Property, plant and equipment and leasehold intangibles, net	$11.0	$—
Operating lease right-of-use assets	65.7	—
Investment in unconsolidated ventures	1.5	—
Other assets, net	—	0.4
Asset impairment	$78.2	$0.4

Although the Company cannot predict with reasonable certainty the ultimate impacts of the pandemic caused by coronavirus disease 2019 ("COVID-19"), the Company concluded that the impacts of the pandemic have adversely affected the Company’s projections of revenue, expense, and cash flow for its senior housing community long-lived assets and constitute an indicator of potential impairment. Refer to Note 16 for additional information on the COVID-19 pandemic. Accordingly, the Company assessed its long-lived assets for recoverability.

In estimating the recoverability of asset groups for purposes of the Company’s long-lived asset impairment testing during the three months ended March 31, 2020, the Company utilized future cash flow projections that are generally developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at the cash flow projections, the Company considers its estimates of the impacts of the pandemic, historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, estimated asset holding periods, and other factors.

As of March 31, 2020, there was a wide range of possible outcomes as a result of the pandemic, as there was a high degree of uncertainty about its ultimate impacts. Management’s estimates of the impacts of the pandemic are highly dependent on variables that are difficult to predict, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease, the duration and degree to which visitors are restricted from the Company's communities, the effect of the pandemic on the demand for senior living communities, the degree to which the Company may receive government financial relief and the timing thereof, and the duration and costs of the Company’s response efforts. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.

Operating Lease Right-of-Use Assets

As a result of the COVID-19 pandemic during the three months ended March 31, 2020, the Company evaluated operating lease right-of-use assets for impairment and identified communities with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified communities and recorded an impairment charge for the excess of carrying amount over fair value. As a result, the Company recognized the right-of-use assets for the operating leases for 35 communities on the condensed consolidated balance sheet as of March 31, 2020 at the estimated fair value of $106.7 million. The Company recorded a non-cash impairment charge in its operating results of $65.7 million for the three months ended March 31, 2020 to operating lease right-of-use assets, of which $31.3 million was within the Independent Living segment, $22.2 million was within the Assisted Living and Memory Care segment, and $12.2 million was within the CCRC segment.

The fair values of the operating lease right-of-use assets of these communities were estimated utilizing a discounted cash flow approach based upon historical and projected community cash flows and market data, including management fees and a market supported lease coverage ratio, all of which are considered Level 3 inputs within the valuation hierarchy. The estimated future cash flows were discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. The range of discount rates utilized was 11.2% to 12.3%, depending upon the property type, geographical location, and the quality of the respective community. These impairment charges are primarily due to the COVID-19 pandemic and lower than expected operating performance at these communities and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

Property, Plant and Equipment and Leasehold Intangibles, Net

During the three months ended March 31, 2020, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified communities with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified communities and recorded an impairment charge for the excess of carrying amount over fair value. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $11.0 million for the three months ended March 31, 2020, primarily within the Assisted Living and Memory Care segment. The fair values of the property, plant and equipment of these communities were primarily determined utilizing a discounted cash flow approach considering stabilized facility operating income and market capitalization rates. These fair value measurements are considered Level 3 measurements within the valuation hierarchy. These impairment charges are primarily due to the COVID-19 pandemic and lower than expected operating performance at these communities and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

6.  Stock-Based Compensation

Grants of restricted stock units and stock awards under the Company's 2014 Omnibus Incentive Plan were as follows:

(in thousands, except for per share and unit amounts)	Restricted Stock Units and Stock Awards Granted	Weighted Average Grant Date Fair Value	Total Value
Three months ended March 31, 2020	4,438	$7.06	$31,341

7.  Goodwill

The Company's Independent Living and Health Care Services segments had a carrying value of goodwill of $27.3 million and $126.8 million, respectively, as of both March 31, 2020 and December 31, 2019.

Goodwill is tested for impairment annually with a test date of October 1 and sooner if indicators of impairment are present.
Factors the Company considers important in its analysis, which could trigger an impairment of such assets, include significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends, and a significant decline in the Company's stock price and market capitalization for a sustained period.

During the three months ended March 31, 2020, the Company identified qualitative indicators of impairment of goodwill, including the COVID-19 pandemic and a significant decline in the Company's stock price and market capitalization for a sustained period during the three months ended March 31, 2020. The pandemic and related infection prevention and control protocols within senior living communities have significantly disrupted demand for senior living communities and the sales process, which typically includes in-person prospective resident visits at communities. The Company believes potential residents and their families are more cautious regarding moving into senior living communities while the pandemic continues, and such caution may persist for some time. The Company cannot predict with reasonable certainty whether or when demand for senior living communities will return to pre-COVID-19 levels or the extent to which the pandemic’s effect on demand may adversely affect the amount of resident fees it is able to collect from its residents. Refer to Note 16 for additional information on the COVID-19 pandemic.

As a result of the COVID-19 pandemic, the Company performed an interim quantitative goodwill impairment test as of March 31, 2020. The Company’s quantitative goodwill impairment test as of March 31, 2020 included reduced estimates of projected future cash flows as a result of changes to significant assumptions using information known or knowable about the COVID-19 pandemic, including current industry and economic trends, changes in business plans, and changes in expected revenue and facility operating expense growth rates. Additionally, the Company considered the additional risk within the future cash flow estimates when selecting risk-adjusted discount rates. The Company determined no impairment was necessary for the three months ended March 31, 2020.

Determining the fair value of the Company’s reporting units involves the use of significant estimates and assumptions that are unpredictable and inherently uncertain. These estimates and assumptions include revenue and expense growth rates and operating margins used to calculate projected future cash flows and risk-adjusted discount rates. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments. Future events that may result in impairment charges include differences in the projected occupancy rates or monthly service fee rates, changes in the cost structure of existing communities, changes in reimbursement rates from Medicare for healthcare services, and changes in healthcare reform. Significant adverse changes in the Company’s future revenues and/or operating margins, significant changes in the market for senior housing or the valuation of the real estate of senior living communities, as well as other events and circumstances, including but not limited to increased competition, changes in reimbursement rates from Medicare for healthcare services, and changing economic or market conditions, including market control premiums, could result in changes in fair value and the determination that goodwill is impaired.

8.  Property, Plant and Equipment and Leasehold Intangibles, Net

As of March 31, 2020 and December 31, 2019, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Land	$508,274	$450,894
Buildings and improvements	5,236,408	4,790,769
Furniture and equipment	926,094	859,849
Resident and leasehold operating intangibles	317,048	317,111
Construction in progress	71,923	80,729
Assets under financing leases and leasehold improvements	1,523,689	1,847,493
Property, plant and equipment and leasehold intangibles	8,583,436	8,346,845
Accumulated depreciation and amortization	(3,284,526)	(3,237,011)
Property, plant and equipment and leasehold intangibles, net	$5,298,910	$5,109,834

Assets under financing leases and leasehold improvements includes $0.4 billion and $0.6 billion of financing lease right-of-use assets, net of accumulated amortization, as of March 31, 2020 and December 31, 2019, respectively. Refer to Note 10 for further information on the Company's financing leases.

The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $90.7 million and $96.1 million for the three months ended March 31, 2020 and 2019, respectively.

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

9.  Debt

Long-term debt as of March 31, 2020 and December 31, 2019 consists of the following:

(in thousands)	March 31, 2020	December 31, 2019
Mortgage notes payable due 2020 through 2047; weighted average interest rate of 4.28% for the three months ended March 31, 2020, less debt discount and deferred financing costs of $22.1 million and $17.0 million as of March 31, 2020 and December 31, 2019, respectively (weighted average interest rate of 4.72% in 2019)	$3,708,677	$3,496,735
Other notes payable, weighted average interest rate of 4.10% for the three months ended March 31, 2020 (weighted average interest rate of 5.77% in 2019) and maturity dates ranging from 2020 to 2021	18,879	58,388
Total long-term debt	3,727,556	3,555,123
Current portion	83,014	339,413
Total long-term debt, less current portion	$3,644,542	$3,215,710

Credit Facilities

The Company's Fifth Amended and Restated Credit Agreement with Capital One, National Association, as administrative agent, lender and swingline lender and the other lenders from time to time parties thereto (the "Credit Agreement"), provides commitments for a $250 million revolving credit facility with a $60 million sublimit for letters of credit and a $50 million swingline feature. The Company has a one-time right under the Credit Agreement to increase commitments on the revolving credit facility by an additional $100 million, subject to obtaining commitments for the amount of such increase from acceptable lenders. The Credit Agreement provides the Company a one-time right to reduce the amount of the revolving credit commitments, and the Company may terminate the revolving credit facility at any time, in each case without payment of a premium or penalty. The Credit Agreement matures on January 3, 2024. Amounts drawn under the facility bear interest at 90-day LIBOR plus an applicable margin. The applicable margin varies based on the percentage of the total commitment drawn, with a 2.25% margin at utilization equal to or lower than 35%, a 2.75% margin at utilization greater than 35% but less than or equal to 50%, and a 3.25% margin at utilization greater than 50%. A quarterly commitment fee is payable on the unused portion of the facility at 0.25% per annum when the outstanding amount of obligations (including revolving credit and swingline loans and letter of credit obligations) is greater than or equal to 50% of the revolving credit commitment amount or 0.35% per annum when such outstanding amount is less than 50% of the revolving credit commitment amount.

The credit facility is secured by first priority mortgages on certain of the Company's communities. In addition, the Credit Agreement permits the Company to pledge the equity interests in subsidiaries that own other communities and grant negative pledges in connection therewith (rather than mortgaging such communities), provided that not more than 10% of the borrowing base may result from communities subject to negative pledges. Availability under the revolving credit facility will vary from time to time based on borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and the Company's consolidated fixed charge coverage ratio. To the extent the outstanding borrowings on the credit facility exceed future borrowing base calculations, the Company would be required to repay the difference to restore the outstanding balance to the new borrowing base.

During 2019, parties entered into an amendment to the Credit Agreement that provides for availability calculations to be made at additional consolidated fixed charge coverage ratio thresholds.

The Credit Agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. Amounts drawn on the credit facility may be used for general corporate purposes.

As of March 31, 2020, $166.4 million of borrowings were outstanding on the revolving credit facility, $48.1 million of letters of credit were outstanding, and the revolving credit facility had $35.3 million of availability. The Company also had a separate unsecured letter of credit facility of up to $50.0 million of letters of credit as of March 31, 2020 under which $47.5 million had been issued as of that date.

Financings

During March 2020, the Company completed its financing plans in the regular course of business, including closing non-recourse mortgage debt financing transactions as described below. As of March 31, 2020, the Company’s remaining 2020 and 2021 maturities are $69.7 million and $333.1 million, respectively, and the Company has commenced efforts to refinance those and other maturities with non-recourse mortgage debt. There is no assurance that debt financing will continue to be available on terms consistent with the Company’s expectations or at all.

On January 31, 2020, the Company obtained $238.2 million of debt secured by the non-recourse first mortgages on 14 communities, including $192.6 million of non-recourse first mortgage financing on 13 communities acquired from Healthpeak on such date. Seventy percent of the principal amount bears interest at a fixed rate of 3.62%, and the remaining thirty percent of the principal amount bears interest at a variable rate equal to 30-day LIBOR plus a margin of 209 basis points. The debt matures in February 2030. The proceeds from the financing were utilized to fund the acquisition of communities from Healthpeak and repay $33.1 million of outstanding mortgage debt maturing in 2020. Refer to Note 4 for more information about the Company's acquisition of communities from Healthpeak.

On March 19, 2020, the Company obtained $29.2 million of debt secured by the non-recourse first mortgages on seven communities, primarily communities acquired during the three months ended March 31, 2020. The loan bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 225 basis points and matures in April 2030.

On March 20, 2020, the Company obtained $30.0 million of debt secured by the non-recourse first mortgage on one community acquired from Healthpeak on January 31, 2020. The loan bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 250 basis points and matures in March 2022.

On March 31, 2020, the Company obtained $149.3 million of debt secured by the non-recourse first mortgages on 18 communities. Of the total principal, $73.1 million bears interest at a fixed rate of 3.55%, and the remaining $76.2 million bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 210 basis points. The debt matures in April 2030. The $149.3 million of proceeds from the financing were primarily utilized to repay $136.3 million of outstanding mortgage debt maturing in 2020.

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

As of March 31, 2020, the Company is in compliance with the financial covenants of its debt agreements.

10.  Leases

As of March 31, 2020, the Company operated 306 communities under long-term leases (239 operating leases and 67 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of March 31, 2020, the Company is in compliance with the financial covenants of its long-term leases.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and cash flows from leasing transactions is as follows:

	Three Months Ended March 31,
Operating Leases (in thousands)	2020	2019
Facility operating expense	$4,850	$4,625
Facility lease expense	64,481	68,668
Operating lease expense	69,331	73,293
Operating lease expense adjustment (1)	6,733	4,383
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(4,088)	—
Operating cash flows from operating leases	$71,976	$77,676

(1)	Represents the difference between cash paid and expense recognized.

	Three Months Ended March 31,
Financing Leases (in thousands)	2020	2019
Depreciation and amortization	$9,144	$11,678
Interest expense: financing lease obligations	13,282	16,743
Financing lease expense	$22,426	$28,421

Operating cash flows from financing leases	$13,282	$16,743
Financing cash flows from financing leases	5,087	5,453
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	1,739	—
Total cash flows from financing leases	$20,108	$22,196

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases recognized on the condensed consolidated balance sheet as of March 31, 2020 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
2020 (nine months)	$226,638	$48,958
2021	289,775	65,943
2022	288,988	66,577
2023	290,107	67,334
2024	290,967	68,572
Thereafter	578,896	167,852
Total lease payments	1,965,371	485,236
Purchase option liability and non-cash gain on future sale of property	—	411,679
Imputed interest and variable lease payments	(508,734)	(315,354)
Total lease obligations	$1,456,637	$581,561

11.  Litigation

The Company has been and is currently involved in litigation and claims incidental to the conduct of its business, which it believes are generally comparable to other companies in the senior living and healthcare industries, including, but not limited to, putative class action claims from time to time regarding staffing at the Company’s communities and compliance with consumer protection laws and the Americans with Disabilities Act. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. As a result, the Company maintains general liability, professional liability, and other insurance policies in amounts and with coverage and deductibles the Company believes are appropriate, based on the nature and risks of its business, historical experience, availability, and industry standards. The Company's current policies provide for deductibles for each claim and contain various exclusions from coverage. Accordingly, the Company is, in effect, self-insured for claims that are less than the deductible amounts and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits.

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

12.  Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid	$59,479	$62,107
Income taxes paid, net of refunds	957	606

Capital expenditures, net of related payables
Capital expenditures - non-development, net	$60,556	$54,602
Capital expenditures - development, net	3,900	5,269
Capital expenditures - non-development - reimbursable	5,827	—
Trade accounts payable	(898)	184
Net cash paid	$69,385	$60,055
Acquisition of communities from Healthpeak
Property, plant and equipment and leasehold intangibles, net	$286,734	$—
Operating lease right-of-use assets	(63,285)	—
Financing lease obligations	129,196	—
Operating lease obligations	74,335	—
Loss (gain) on debt modification and extinguishment, net	(19,731)	—
Net cash paid	$407,249	$—
Acquisition of other assets, net of related payables and cash received:
Property, plant and equipment and leasehold intangibles, net	$179	$32,126
Financing lease right-of-use assets	39,260	—
Other intangibles assets, net	—	(4,796)
Net cash paid	$39,439	$27,330
Proceeds from Sale of CCRC Venture, net
Investment in unconsolidated ventures	$(14,848)	$—
Current portion of long-term debt	34,706	—
Accrued expenses	(5,025)	—
Other liabilities	60,748	—
Loss (gain) on sale of assets, net	(370,745)	—
Net cash received	$(295,164)	$—
Proceeds from sale of other assets, net
Prepaid expenses and other assets, net	$(1,261)	$(231)
Assets held for sale	(5,274)	(29,550)

Property, plant and equipment and leasehold intangibles, net	—	(457)
Other liabilities	(824)	78
Loss (gain) on sale of assets, net	(2,094)	702
Net cash received	$(9,453)	$(29,458)

Supplemental Schedule of Non-cash Operating, Investing and Financing
Purchase of treasury stock:
Treasury stock	$—	$288
Accounts payable	—	(288)
Net	$—	$—
Assets designated as held for sale:
Assets held for sale	$—	$(5,249)
Property, plant and equipment and leasehold intangibles, net	—	5,249
Net	$—	$—
Healthpeak master lease modification
Property, plant and equipment and leasehold intangibles, net	$(57,462)	$—
Operating lease right-of-use assets	88,044	—
Financing lease obligations	70,874	—
Operating lease obligations	(101,456)	—
Net	$—	$—
Other lease termination and modification, net:
Prepaid expenses and other assets, net	$—	$(160)
Property, plant and equipment and leasehold intangibles, net	(9,441)	175
Financing lease obligations	9,516	—
Other liabilities	(75)	(224)
Loss (gain) on facility lease termination and modification, net	—	209
Net	$—	$—

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

(in thousands)	March 31, 2020	December 31, 2019
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$392,674	$240,227
Restricted cash	23,908	26,856
Long-term restricted cash	41,917	34,614
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$458,499	$301,697

13.  Income Taxes

The difference between the Company's effective tax rate for the three months ended March 31, 2020 and March 31, 2019 was primarily due to the tax impact of the multi-part transaction with Healthpeak that occurred in the three months ended March 31, 2020. The impact represented the tax expense recorded on the gain of the sale of the Company's interest in the CCRC Venture offset by a decrease in the valuation allowance that was a direct result of the multi-part transaction with Healthpeak. This was slightly offset by the adjustment for stock-based compensation, which was greater in the three months ended March 31, 2019 compared to the three months ended March 31, 2020.

The Company recorded an aggregate deferred federal, state, and local tax expense of $90.9 million for the three months ended March 31, 2020. The expense includes $93.1 million as a result of the gain on the sale of the Company's interest in the CCRC

Venture offset by a benefit of $2.2 million as a result of the operating losses (exclusive of the CCRC Venture sale) for the three months ended March 31, 2020. The expense for the three months ended March 31, 2020 is offset by a reduction in the valuation allowance of $112.6 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $6.5 million of which $8.2 million was a result of the operating loss for the three months ended March 31, 2019. The benefit was reduced by $1.7 million reduction in the deferred tax asset related to employee stock compensation. The benefit for the three months ended March 31, 2019 is offset by an increase in the valuation allowance of $6.6 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of March 31, 2020 and December 31, 2019 was $296.3 million and $408.9 million, respectively.

The change in the valuation allowance for the three months ended March 31, 2020 is primarily the result of a reduction in the Company’s valuation allowance of $117.6 million as a result of the Healthpeak transaction offset by the anticipated reversal of future tax liabilities offset by future tax deductions. The increase in the valuation allowance during the three months ended March 31, 2019 was comprised of multiple components. The increase includes $13.8 million resulting from the adoption of Accounting Standards Codification ("ASC") 842, Leases ("ASC 842") recorded to equity. An additional $8.3 million of allowance was established against the current operating loss incurred during the three months ended March 31, 2019. Offsetting the increases was a decrease of $1.7 million of allowance as a result of removal of future timing differences related to employee stock compensation recorded in the three months ended March 31, 2019.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three months ended March 31, 2020 and 2019 which are included in income tax expense or benefit for the period. As of March 31, 2020, tax returns for years 2015 through 2018 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

14.  Revenue

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by payor source, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. See details on a reportable segment basis in the tables below.

	Three Months Ended March 31, 2020
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$135,290	$440,613	$64,703	$170	$640,776
Government reimbursement	572	16,866	19,405	73,689	110,532
Other third-party payor programs	—	—	10,439	20,960	31,399
Total resident fee revenue	$135,862	$457,479	$94,547	$94,819	$782,707

	Three Months Ended March 31, 2019
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$135,045	$441,911	$71,533	$190	$648,679
Government reimbursement	649	16,615	21,487	88,657	127,408
Other third-party payor programs	—	—	10,707	22,685	33,392
Total resident fee revenue	$135,694	$458,526	$103,727	$111,532	$809,479

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

Resident fee revenue for recurring and routine monthly services is generally billed monthly in advance under the Company's independent living, assisted living, and memory care residency agreements. Resident fee revenue for standalone or certain health care services is generally billed monthly in arrears. Additionally, non-refundable community fees are generally billed and collected in advance or upon move-in of a resident under the Company's independent living, assisted living, and memory care residency agreements. Amounts of revenue that are collected from residents in advance are recognized as deferred revenue until the performance obligations are satisfied. The Company had total deferred revenue (included within refundable fees and deferred revenue, and other liabilities within the condensed consolidated balance sheets) of $72.1 million and $72.5 million, including $39.8 million and $38.9 million of monthly resident fees billed and received in advance, as of March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, the Company recognized $48.3 million and $61.7 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2020 and 2019. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

For the three months ended March 31, 2020 and 2019, the Company recognized $4.0 million and $3.5 million, respectively, of charges within facility operating expense within the condensed consolidated statements of operations for additions to the allowance for credit losses.

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

The following table sets forth selected segment financial and operating data:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenue:
Independent Living (1)	$135,862	$135,694
Assisted Living and Memory Care (1)	457,479	458,526
CCRCs (1)	94,547	103,727
Health Care Services (1)	94,819	111,532
Management Services (2)	231,432	232,565
Total revenue	$1,014,139	$1,042,044
Segment operating income: (3)
Independent Living	$51,414	$52,876
Assisted Living and Memory Care	132,001	140,699
CCRCs	19,931	21,637
Health Care Services	(9,121)	8,173
Management Services	108,715	15,743
Total segment operating income	302,940	239,128
General and administrative expense (including non-cash stock-based compensation expense)	54,595	56,311
Facility operating lease expense	64,481	68,668
Depreciation and amortization	90,738	96,888
Asset impairment	78,226	391
Loss (gain) on facility lease termination and modification, net	—	209
Income (loss) from operations	$14,900	$16,661

	As of
(in thousands)	March 31, 2020	December 31, 2019
Total assets:
Independent Living	$1,533,986	$1,441,652
Assisted Living and Memory Care	4,103,793	4,157,610
CCRCs	809,344	742,809
Health Care Services	257,277	256,715
Corporate and Management Services	797,295	595,647
Total assets	$7,501,695	$7,194,433

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes management fees and reimbursements of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment facility operating expense (excluding depreciation and amortization) and costs incurred on behalf of managed communities.

16.  COVID-19 Pandemic

The United States broadly continues to experience the pandemic caused by COVID-19, which has significantly disrupted, and likely will continue to significantly disrupt for some period, the nation’s economy, the senior living industry, and the Company’s business. The pandemic and the Company’s response efforts began to adversely impact the Company’s occupancy and resident fee revenue during the three months ended March 31, 2020, primarily during the second half of March as new resident leads, visits (including virtual visits), and move-in activity declined significantly compared to typical levels. This trend continued through April 2020. The Company’s home health average daily census also began to decrease in March 2020 as referrals declined significantly due to suspension of elective medical procedures and discharges increasing as a result of stay-at-home orders and recommendations. The Company expects further deterioration of its resident fee revenue resulting from fewer move-ins and resident attrition inherent in its business, which may increase due to the impacts of COVID-19. Lower than normal controllable move-out activity during the pandemic may continue to partially offset future adverse revenue impacts.

Facility operating expense for the three months ended March 31, 2020 includes $10.0 million of incremental direct costs to prepare for and respond to the pandemic, including costs for acquisition of additional personal protective equipment ("PPE"), medical equipment, and cleaning and disposable food service supplies, enhanced cleaning and environmental sanitation costs, and increased labor expense. Such costs have escalated following March 31, 2020, and the Company expects such costs to further include increased workers compensation expense, health plan expense, insurance premiums and retention, and consulting and professional services costs, as well as costs for COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. The Company is not able to reasonably predict the total amount of costs it will incur related to the pandemic, and such costs are likely to be substantial.
In response to the pandemic, on March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) into law. The legislation provides liquidity and financial relief to certain businesses, among other things. As of March 31, 2020, the Company estimated that grants or other funding mechanisms to eligible health care providers for health care related expenses or lost revenues attributable to COVID-19 would partially offset potential reductions in cash flows for the Health Care Services segment. The impacts to the Company of certain provisions of the CARES Act are summarized below.

•
During April 2020, the Company received $29.5 million of grants from the Public Health and Social Services Emergency Fund (the "Emergency Fund") administered by the Department of Health and Human Services ("HHS"), which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible health care providers for health care related expenses or lost revenues attributable to COVID-19. The amount of the grants the Company received was based primarily on its relative share of aggregate 2019 Medicare fee-for-service reimbursements, and the grants are primarily related to home health, hospice, outpatient therapy, and skilled nursing care provided through its Health Care Services and CCRCs segments. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses or lost revenues that are attributable to COVID-19. The Company continues to evaluate the terms, conditions, and permitted uses associated with the grants, including requirements of HHS, and is in the process of determining what portions of these grants that the Company will be able to retain and use.

•
During April 2020, the Company received $85.0 million under the Accelerated and Advance Payment Program administered by the Centers for Medicare & Medicaid Services ("CMS"), which was temporarily expanded by the CARES Act. Under the program, the Company has requested acceleration/advancement of 100% of its Medicare payment amount for a 3-month period. Repayments of accelerated/advanced payments are required to begin 120 days after their issuance through offsets of new Medicare claims, and all accelerated/advanced payments are due 210 days following their issuance.

•
Under the CARES Act, the Company may elect to defer payment of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. The Company intends to utilize this deferral program to delay payment of approximately $76 million of the employer portion of payroll taxes estimated to be incurred between March 27, 2020 and December 31, 2020.

•	The CARES Act temporarily suspended the 2% Medicare sequestration for the period May 1, 2020 to December 31, 2020, which will primarily benefit the Company’s Health Care Services segment.
The Company cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on its business, results of operations, cash flow, and liquidity, and the Company’s preparation and response efforts may delay or negatively impact its strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in the Company’s markets; the development and availability of COVID-19 infection and antibody testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and the Company’s ability to adapt its sales and marketing efforts to meet that demand; the impact of COVID-19 on the Company’s residents’ and their families’ ability to afford its resident fees, including due to changes in unemployment rates, consumer confidence, and equity markets caused by COVID-19; changes in the acuity levels of the Company’s new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in the Company’s communities; the duration and costs of the Company’s preparation and response efforts, including increased equipment, supplies, labor, litigation, and other expenses; the impact of COVID-19 on the Company’s ability to complete financings, refinancings, or other transactions (including dispositions) or to generate sufficient cash flow to cover required interest and lease payments and to satisfy financial and other covenants in the Company’s debt and lease documents; increased regulatory requirements and enforcement actions resulting from COVID-19, including those that may limit the Company’s collection efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or the Company’s response efforts.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including those related to the COVID-19 pandemic. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," or other similar words or expressions. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained, and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to: the impacts of the COVID-19 pandemic, including the response efforts of federal, state, and local government authorities, businesses, individuals and us, on our business, results of operations, cash flow, liquidity, and our strategic initiatives, including plans for future growth, which will depend on many factors, some of which cannot be foreseen, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease, the impact of COVID-19 on the nation's economy and debt and equity markets and the local economies in our markets, the development and availability of COVID-19 infection and antibody testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups, government financial and regulatory relief efforts that may become available to business and individuals, perceptions regarding the safety of senior living communities during and after the pandemic, changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand, changes in the acuity levels of our new residents, the disproportionate impact of COVID-19 on seniors generally and those residing in our communities, the duration and costs of our preparation and response efforts, including increased equipment, supplies, labor, litigation, and other expenses, the impact of COVID-19 on our ability to complete financings, refinancings, or other transactions (including dispositions) or to generate sufficient cash flow to cover required interest and lease payments and to satisfy financial and other covenants in our debt and lease documents, increased regulatory requirements and enforcement actions resulting from COVID-19, including those that may limit our collection efforts for delinquent accounts, and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts; events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing markets, consumer confidence or the equity markets and unemployment among family members, which may be adversely impacted by the pandemic; changes in reimbursement rates, methods or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the impact of ongoing healthcare reform efforts; the effects of senior housing construction and development, oversupply and increased competition; disruptions in the financial markets, including those related to the pandemic, that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; the risks associated with current global economic conditions, including changes related to the pandemic, and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, costs of salaries, wages, benefits, and insurance, interest rates, and tax rates; the impact of seasonal contagious illness or an outbreak of COVID-19 or other contagious disease in the markets in which we operate; our ability to generate sufficient cash flow to cover required interest and long-term lease payments and to fund our planned capital projects, which may be adversely affected by the pandemic; the effect of our indebtedness and long-term leases on our liquidity; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the effect of our borrowing base calculations and our consolidated fixed charge coverage ratio on availability under our revolving credit facility; the potential phasing out of LIBOR which may increase the costs of our debt obligations; increased competition for or a shortage of personnel, wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our inability to achieve or maintain profitability; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; our ability to obtain additional capital on terms acceptable to us; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; delays in obtaining regulatory approvals; terminations, early or otherwise, or non-renewal of management agreements; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease, which may be adversely impacted by the pandemic; departures of key officers and potential disruption caused by changes in management; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; actions of activist stockholders, including a proxy contest; market conditions and capital allocation decisions that may influence our determination from time to time whether to purchase any shares under our existing share repurchase program and our ability to fund any repurchases; our ability to maintain consistent quality control; a decrease in the overall demand for senior housing, which may be adversely impacted by the pandemic; environmental contamination at any of our communities; failure to comply with existing environmental laws; costs to defend against, or an adverse determination or resolution of, complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; costs to respond to, and adverse determinations resulting from, government reviews, audits and investigations; unanticipated costs to comply with legislative or regulatory developments; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

As of March 31, 2020, we are the largest operator of senior living communities in the United States based on total capacity, with 741 communities in 45 states and the ability to serve approximately 65,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). We also offer a range of home health, hospice, and outpatient therapy services to more than 20,000 patients as of that date.

Our goal is to be the first choice in senior living by being the nation's most trusted and effective senior living provider and employer. With our range of community and service offerings, we believe that we are positioned to take advantage of favorable demographic trends over time. Our community and service offerings combine housing with hospitality and healthcare services. Our senior living communities offer residents a supportive home-like setting, assistance with activities of daily living such as eating, bathing, dressing, toileting, transferring/walking, and, in certain communities, licensed skilled nursing services. We also provide home health, hospice, and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to age-in-place, which we believe enables them to maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

COVID-19 Pandemic

The United States broadly continues to experience the pandemic caused by coronavirus disease 2019 ("COVID-19"), which has significantly disrupted, and likely will continue to significantly disrupt for some period, our nation’s economy, the senior living industry, and our business. Although a significant portion of our corporate support associates began working from home in March 2020, we continue to serve and care for seniors through the pandemic, as our residential and healthcare services are considered essential services under stay-at-home orders and recommendations that were adopted by federal, state, and local governments beginning in March 2020. Due to the average age and prevalence of chronic medical conditions among our residents and patients, they generally are at disproportionately higher risk of hospitalization and adverse outcomes if they contract COVID-19. In addition, our community and healthcare associates may be at higher risk of contracting or spreading the disease due to the nature of the work environment when caring for residents and patients.

The health and safety of our residents, patients, and associates is and has been our highest priority. We initiated our COVID-19 preparation efforts in January 2020 and continue to actively monitor requirements and guidance of federal, state, and local governments and agencies, including the U.S. Centers for Disease Control and Prevention, and adapt our policies and procedures when applicable. Our preparation and response efforts center on infection prevention and control protocols, and we have enhanced and reinforced training our associates in such protocols. Seeking to prevent the introduction of COVID-19 into our communities, and to help control further exposure to infections within communities, in March 2020 we began restricting visitors at all our communities to essential healthcare personnel and certain compassionate care situations, screening associates and permitted visitors, suspending group outings, modifying communal dining and programming to comply with social distancing guidelines and, in most cases, implementing in-room only dining and activities programming, requesting that residents refrain from leaving the community unless medically necessary, and requiring new residents and residents returning from a hospital or nursing home to isolate in their apartment for fourteen days. Upon confirmation of positive COVID-19 exposure at a community, we follow government guidance regarding minimizing further exposure, including associates’ adhering to personal protection protocols, restricting new resident admissions, and in some cases isolating residents. Due to the vulnerable nature of our residents, we expect many of these restrictions will continue at our communities for some time, even as federal, state, and local stay-at-home and social distancing orders and recommendations are relaxed. Notwithstanding these restrictions and our other response efforts, we have had, and likely will continue to have, viral introduction to, and transmission within, certain of our communities due to the easily transmissible nature of COVID-19. We have commenced a resident and associate testing program, which will be undertaken at substantially all our communities using a phased approach over the near term, due to the apparent ability of asymptomatic individuals to transmit the virus. Such testing may uncover presence of the virus where otherwise not suspected, which could result in additional temporary restrictions on move-ins at affected communities, increased need for isolating asymptomatic residents, increased use of personal protection protocols by our associates, and increased labor costs.

The pandemic and related infection prevention and control protocols within senior living communities have significantly disrupted demand for senior living communities and the sales process, which typically includes in-person prospective resident visits at communities. We believe potential residents and their families are more cautious regarding moving into senior living communities while the pandemic continues, and such caution may persist for some time. In response to these developments, we have redesigned our sales process to engage in virtual tours and video engagement, enhanced and adapted our marketing programs to address the stay-at-home environment, and sought to strengthen our relationships with referral partners. We cannot predict with reasonable certainty whether or when demand for senior living communities will return to pre-COVID-19 levels or the extent to which the pandemic’s effect on demand may adversely affect the amount of resident fees we are able to collect from our residents.

The pandemic and our response efforts began to adversely impact our occupancy and resident fee revenue during the three months ended March 31, 2020, primarily during the second half of March as new resident leads, visits (including virtual visits), and move-in activity declined significantly compared to typical levels. This trend continued through April 2020, resulting in our consolidated senior housing occupancy decreasing from 82.2% as of March 31, 2020 to 80.0% as of April 30, 2020. Our home health average daily census also began to decrease in March 2020 as referrals declined significantly due to suspension of elective medical procedures and discharges increasing as a result of stay-at-home orders and recommendations, resulting in home health census of 13,306 patients as of March 31, 2020. We expect further deterioration of our resident fee revenue resulting from fewer move-ins and resident attrition inherent in our business, which may increase due to the impacts of COVID-19. Lower than normal controllable move-out activity during the pandemic may continue to partially offset future adverse revenue impacts.

Facility operating expense for the three months ended March 31, 2020 includes $10.0 million of incremental direct costs to prepare for and respond to the pandemic, including costs for acquisition of additional personal protective equipment ("PPE"), medical equipment, and cleaning and disposable food service supplies, enhanced cleaning and environmental sanitation costs, and increased labor expense. Such costs have escalated following March 31, 2020, and we expect such costs to further include increased workers compensation expense, health plan expense, insurance premiums and retention, and consulting and professional services costs, as well as costs for COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. We are not able to reasonably predict the total amount of costs we will incur related to the pandemic, and such costs are likely to be substantial. As described further below, we also recorded non-cash impairment charges in our operating results of $76.7 million for the three months ended March 31, 2020 for our operating lease right-of-use assets and property, plant and equipment and leasehold intangibles, primarily due to the COVID-19 pandemic and lower than expected operating performance at communities for which assets were impaired.

We have taken, and continue to take, actions to enhance and preserve our liquidity in response to the pandemic. As of March 17, 2020, we drew the full available balance of $166.4 million on our revolving credit facility. Additionally, we suspended repurchases under our existing share repurchase program. We have also delayed or canceled a number of elective capital expenditure projects resulting in an approximate $50 million reduction to our expected full-year 2020 capital expenditures. As of March 31, 2020, our total liquidity was $536.0 million, consisting of $392.7 million of unrestricted cash and cash equivalents, $108.0 million of marketable securities, and $35.3 million of additional availability on our revolving credit facility. During April 2020, we received grants and accelerated/advanced Medicare payments pursuant to programs created or expanded under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act), each as outlined below. We also intend to utilize the CARES Act payroll tax deferral program to delay payment of approximately $76 million of the employer portion of payroll taxes estimated to be incurred between March 27, 2020 and December 31, 2020. We continue to seek opportunities to enhance and preserve our liquidity, including through reducing expenses and elective capital expenditures, continuing to evaluate our financing structure and the state of debt markets, and seeking further government-sponsored financial relief related to the COVID-19 pandemic.

During March 2020, we completed our financing plans in the regular course of business, including closing three non-recourse mortgage debt financing transactions totaling $208.5 million with the proceeds used to refinance the majority of our 2020 maturities and to partially fund our acquisitions of 26 communities completed during the quarter. As of March 31, 2020, our remaining 2020 and 2021 maturities are $69.7 million and $333.1 million, respectively, and we have commenced efforts to refinance those and other maturities with non-recourse mortgage debt. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all.

In response to the pandemic, on March 27, 2020, the President signed the CARES Act into law, which was amended and expanded by the Paycheck Protection Program and Health Care Enhancement Act signed into law on April 24, 2020. The legislation provides liquidity and financial relief to certain businesses, among other things. The impacts to us of certain provisions of the CARES Act are summarized below.

•
During April 2020, we received $29.5 million of grants from the Public Health and Social Services Emergency Fund (the "Emergency Fund") administered by the Department of Health and Human Services ("HHS"), which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible health care providers for health care related expenses or lost revenues attributable to COVID-19. The amount of the grants we received was based primarily on our relative share of aggregate 2019 Medicare fee-for-service reimbursements and the grants are primarily related to home health, hospice, outpatient therapy, and skilled nursing care provided through our Health Care Services and CCRCs segments. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses or lost revenues that are attributable to COVID-19. HHS continues to evaluate and provide allocations of, and regulation and guidance regarding, grants made under the Emergency Fund. We continue to assess the terms, conditions, and permitted uses associated with the grants, including requirements of HHS, and are in the process of determining what portions of these grants received that we will be able to retain and use. Although we believe senior living operators were intended to be able to benefit from grants or other funding mechanisms under the Emergency Fund (and we intend to pursue such funding that may become available), the ultimate determination will be made by HHS and there can be no assurance that funds will be made available to senior living operators, or regarding the amount of, or conditions required to qualify for, any such funds.

•
During April 2020, we received $85.0 million under the Accelerated and Advance Payment Program administered by the Centers for Medicare & Medicaid Services ("CMS"), which was temporarily expanded by the CARES Act. Under the program, we have requested acceleration/advancement of 100% of our Medicare payment amount for a 3-month period. Repayments of accelerated/advanced payments are required to begin 120 days after their issuance through offsets of new Medicare claims, and all accelerated/advanced payments are due 210 days following their issuance.

•
Under the CARES Act, we may elect to defer payment of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. We intend to utilize this deferral program to delay payment of approximately $76 million of the employer portion of payroll taxes estimated to be incurred between March 27, 2020 and December 31, 2020.

•	The CARES Act temporarily suspended the 2% Medicare sequestration for the period May 1, 2020 to December 31, 2020, which will primarily benefit our Health Care Services segment.

•
We are evaluating our eligibility to claim the employee retention tax credit under the CARES Act for certain of our associates. The refundable tax credit is available to employers that fully or partially suspend operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19, and is equal to 50% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $5,000 per employee. Qualified employees are those who are not providing services as a result of such orders of a government authority.  There can be no assurances that we will qualify for the program, or the amount of any refundable tax credit that will be available.

We cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on our business, results of operations, cash flow, and liquidity, and our preparation and response efforts may delay or negatively impact our strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets; the development and availability of COVID-19 infection and antibody testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our preparation and response efforts, including increased equipment, supplies, labor, litigation, and other expenses; the impact of COVID-19 on our ability to complete financings, refinancings, or other transactions (including dispositions) or to generate sufficient cash flow to cover required interest and lease payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements and enforcement actions resulting from COVID-19, including those that may limit our collection efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.

Transaction Activity and Impact of Dispositions on Results of Operations

During the period from January 1, 2019 through March 31, 2020, we acquired 26 previously-leased communities, disposed of 15 owned communities (1,707 units), and sold our ownership interest in our unconsolidated entry fee CCRC Venture  (the “CCRC Venture”) with Healthpeak Properties, Inc. (“Healthpeak”), and our triple-net lease obligations on 11 communities (748 units) were terminated.

Summaries of the significant transactions impacting the periods presented, and the impacts of dispositions of owned and leased communities on our results of operations, are included below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for more details regarding the terms of such transactions, including transactions we entered into with Healthpeak during 2019.

During the next 12 months, we expect to close on the dispositions of two owned unencumbered communities (417 units) classified as held for sale as of March 31, 2020 and the termination of our lease obligation on two communities (116 units) for which we have provided notice of non-renewal. We also anticipate terminations of certain of our management arrangements with third parties as we transition to new operators our management on certain former unconsolidated ventures in which we sold our interest and our interim management on formerly leased communities. The closings of the various pending and expected transactions described herein are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Summaries of Transactions

•
Healthpeak: On October 1, 2019, we entered into definitive agreements, including a Master Transactions and Cooperation Agreement (the "MTCA") and an Equity Interest Purchase Agreement (the "Purchase Agreement"), providing for a multi-part transaction with Healthpeak. The parties subsequently amended the agreements to include one additional entry fee CCRC community as part of the sale of our interest in the CCRC Venture (rather than removing the community from the CCRC Venture for joint marketing and sale). The components of the multi-part transaction include:

•
CCRC Venture Transaction: On January 31, 2020, Healthpeak acquired our 51% ownership interest in the CCRC Venture, which held 14 entry fee CCRCs (6,383 units), for a total purchase price of $295.2 million (representing an aggregate valuation of $1.06 billion less portfolio debt, subject to a net working capital adjustment), which remains subject to a post-closing net working capital adjustment. We recognized a $370.7 million gain on sale of assets for the three months ended March 31, 2020, and we derecognized the net equity method liability for the sale of the ownership interest in the CCRC Venture. At the closing, the parties terminated the existing management agreements on the 14 entry fee CCRCs, Healthpeak paid us a $100.0 million management agreement termination fee, and we transitioned operations of the entry fee CCRCs to a new operator. We recognized $100.0 million of management fee revenue for the three months ended March 31, 2020 for the management termination fee. The sale of our interest in the CCRC Venture and the $100.0 million of management termination fees generated approximately $579.0 million of taxable income in the quarter. The Company will utilize any 2020 operating losses generated and tax loss carryforwards (including our capital loss carryforward that was generated in 2018) to offset the taxable gain on this transaction. Prior to the January 31, 2020 closing, the parties moved two entry fee CCRCs (889 units) into a new unconsolidated venture on substantially the same terms as the CCRC Venture to accommodate the sale of such two communities at a future date. We expect the sales of the two remaining entry fee CCRCs to occur in 2021.

•
Master Lease Transactions. On January 31, 2020, the parties amended and restated our existing master lease pursuant to which we continue to lease 25 communities (2,711 units) from Healthpeak, and we acquired 18 formerly leased communities (2,014 units) from Healthpeak, at which time the 18 communities were removed from the master lease. At the closing, we paid $405.5 million to acquire such communities and to reduce our annual rent under the amended and restated master lease. We funded the community acquisitions with $192.6 million of non-recourse mortgage financing and the proceeds from the multi-part transaction. In addition, Healthpeak has agreed to transition one leased community

(159 units) to a successor operator. With respect to the continuing 24 communities (2,552 units), our amended and restated master lease: (i) has an initial term to expire on December 31, 2027, subject to two extension options at our election for ten years each, which must be exercised with respect to the entire pool of leased communities; (ii) the initial annual base rent for the 24 communities is $41.7 million and is subject to an escalator of 2.4% per annum on April 1st of each year; and (iii) Healthpeak has agreed to make available up to $35 million for capital expenditures for a five-year period related to the 24 communities at an initial lease rate of 7.0%. As a result of the community acquisition transaction, we recognized a $19.7 million gain on debt extinguishment and derecognized the $105.1 million carrying amount of financing lease obligations for eight communities which were previously subject to sale-leaseback transactions in which we were deemed to have continuing involvement. During the three months ended March 31, 2020, we obtained $30.0 million of additional non-recourse mortgage financing on the acquired communities.

•
Acquisitions Pursuant to Purchase Options: On January 22, 2020, we acquired eight formerly leased communities (336 units) from National Health Investors, Inc. pursuant to our exercise of a purchase option for a purchase price of $39.3 million. We funded the community acquisitions with cash on hand. During the three months ended March 31, 2020, we obtained $29.2 million of non-recourse mortgage financing, primarily secured by the acquired communities.

•
Dispositions of Owned Communities. During the three months ended March 31, 2020, we completed the sale of one owned community (78 units) for cash proceeds of $5.5 million, net of transaction costs, and for which we recognized a net gain on sale of assets of $0.2 million for the three months ended March 31, 2020.

Summary of Financial Impact of Completed Dispositions

The following table sets forth, for the periods indicated, the amounts included within our consolidated financial data for the 26 communities that we disposed through sales and lease terminations during the period from January 1, 2019 to March 31, 2020 through the respective disposition dates.

	Three Months Ended March 31, 2020
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$135,862	$—	$135,862
Assisted Living and Memory Care	457,479	1,208	456,271
CCRCs	94,547	—	94,547
Senior housing resident fees	$687,888	$1,208	$686,680
Facility operating expense
Independent Living	$84,448	$—	$84,448
Assisted Living and Memory Care	325,478	1,191	324,287
CCRCs	74,616	—	74,616
Senior housing facility operating expense	$484,542	$1,191	$483,351
Cash facility lease payments	$89,583	$232	$89,351

	Three Months Ended March 31, 2019
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$135,694	$—	$135,694
Assisted Living and Memory Care	458,526	13,692	444,834
CCRCs	103,727	9,878	93,849
Senior housing resident fees	$697,947	$23,570	$674,377
Facility operating expense
Independent Living	$82,818	$—	$82,818
Assisted Living and Memory Care	317,827	11,884	305,943
CCRCs	82,090	9,502	72,588
Senior housing facility operating expense	$482,735	$21,386	$461,349
Cash facility lease payments	$95,247	$1,437	$93,810

The following table sets forth the number of communities and units in our senior housing segments disposed through sales and lease terminations during the three months ended March 31, 2020 and twelve months ended December 31, 2019:

	Three Months Ended March 31, 2020	Twelve Months Ended December 31, 2019
Number of communities
Assisted Living and Memory Care	2	20
CCRCs	—	4
Total	2	24
Total units
Assisted Living and Memory Care	167	1,600
CCRCs	—	827
Total	167	2,427

Other Recent Developments

Goodwill Impairment Estimates

As of March 31, 2020, we had a goodwill balance of $154.1 million. Goodwill recorded in connection with business combinations is allocated to the respective reporting unit and included in our application of the provisions of ASC 350, Intangibles - Goodwill and Other.

Goodwill allocated to our Independent Living and Health Care Services reporting units is $27.3 million and $126.8 million as of March 31, 2020, respectively. Our interim goodwill impairment analysis did not result in any impairment charges during the three months ended March 31, 2020. Based on the results of our interim quantitative goodwill impairment test as of March 31, 2020, we estimated that the fair values of both our Independent Living and Health Care Services reporting units exceeded their carrying amount by approximately 20%.

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

As of March 31, 2020, there was a wide range of possible outcomes as a result of the COVID-19 pandemic, as there was a high degree of uncertainty about its ultimate impacts. Management’s estimates of the impacts of the pandemic are highly dependent on variables that are difficult to predict, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease, the duration and degree to which visitors are restricted from the Company's communities, the effect of the pandemic on the demand for senior living communities, the degree to which the Company may receive government financial relief and the timing thereof, and the duration and costs of the Company’s response efforts. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.

Capital Expenditures

In response to the COVID-19 pandemic, we have delayed or canceled a number of elective capital expenditure projects. As a result, we expect our full-year 2020 non-development capital expenditures, net of anticipated lessor reimbursements, and development capital expenditures to be approximately $150 million and $20 million, which reflects a $40 million and $10 million reduction to our initial plans for 2020, respectively. We anticipate that our 2020 capital expenditures will be funded from cash on hand, cash flows from operations, and reimbursements from lessors.

Results of Operations

As of March 31, 2020 our total operations included 741 communities with a capacity to serve approximately 65,000 residents. As of that date we owned 355 communities (32,455 units), leased 306 communities (21,582 units), managed 3 communities (925 units) for which we have an equity interest, and managed 77 communities (10,108 units) on behalf of third parties. The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q. The results of operations for any particular period are not necessarily indicative of results for any future period. Transactions completed during the period of January 1, 2019 to March 31, 2020 affect the comparability of our results of operations, and summaries of such transactions and their impact on our results of operations are discussed above in "Transaction Activity and Impact of Dispositions on Results of Operations."

We use the operating measures described below in connection with operating and managing our business and reporting our results of operations. Our adoption and application of the new lease accounting standard impacted our results for the year ended December 31, 2019 due to our recognition of additional resident fee revenue and facility operating expense, which is non-cash and is non-recurring in future years. To aid in comparability between periods, presentations of our results on a same community basis, and RevPAR and RevPOR, exclude the impact of the lease accounting standard.

•
Operating results and data presented on a same community basis reflect results and data of a consistent population of communities by excluding the impact of changes in the composition of our portfolio of communities. The operating results exclude hurricane and natural disaster expense and related insurance recoveries, exclude direct costs incurred to prepare for and respond to the COVID-19 pandemic, and for the 2019 periods, exclude the additional resident fee revenue and facility operating expense recognized as a result of the application of the lease accounting standard ASC 842. We define our same community portfolio as communities consolidated and operational for the full period in both comparison years. Consolidated communities excluded from the same community portfolio include communities acquired or disposed of since the beginning of the prior year, communities classified as assets held for sale, certain communities planned for disposition, certain communities that have undergone or are undergoing expansion, redevelopment, and repositioning projects, certain communities that have expansion, redevelopment, and repositioning projects that are anticipated to be under construction in the current year, and certain communities that have experienced a casualty event that significantly impacts their operations. Our management uses same community operating results and data, and we believe such results and data provide useful information to investors, because it enables comparisons of revenue, expense, and other operating measures for a consistent portfolio over time without giving effect to the impacts of communities that were not consolidated and operational for the comparison periods, communities acquired or disposed during the comparison periods (or planned for disposition), and communities with results that are or likely will be impacted by completed, in-process, or planned development-related capital expenditure projects.

•
RevPAR, or average monthly senior housing resident fee revenue per available unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding Health Care Services segment revenue and entrance fee amortization, and, for the 2019 periods, the additional resident fee revenue recognized as a result of the application of the lease accounting standard ASC 842), divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period. We measure RevPAR at the consolidated level, as well as at the segment level with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments. Our management uses RevPAR, and we believe the measure provides useful information to investors, because the measure is an indicator of senior housing resident fee revenue performance that reflects the impact of both senior housing occupancy and rate.

•
RevPOR, or average monthly senior housing resident fee revenue per occupied unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding Health Care Services segment revenue and entrance fee amortization, and, for the 2019 periods, the additional resident fee revenue recognized as a result of the application of the lease accounting standard ASC 842), divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period. We measure RevPOR at the consolidated level, as well as at the segment level with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments. Our management uses RevPOR, and we believe the measure provides useful information to investors, because it reflects the average amount of senior housing resident fee revenue we derive from an occupied unit per month without factoring occupancy rates. RevPOR is a significant driver of our senior housing revenue performance.

•
Occupancy and weighted average occupancy rates reflect the percentage of units at our owned and leased communities being utilized by residents as of a date or over a reporting period. We measure occupancy rates with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments, and also measure this metric on both on a consolidated senior housing and a same community basis. Our management uses occupancy and weighted average occupancy, and we believe the measures provide useful information to investors, because occupancy is a significant driver to senior housing resident fee revenue.

This section includes the non-GAAP performance measure Adjusted EBITDA. See "Non-GAAP Financial Measures" below for our definition of the measure and other important information regarding such measure, including reconciliations to the most comparable GAAP measures.

Comparison of Three Months Ended March 31, 2020 and 2019

Summary Operating Results

The following table summarizes our overall operating results for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019	Amount	Percent
Total revenue	$1,014,139	$1,042,044	$(27,905)	(2.7)%
Facility operating expense	588,482	586,094	2,388	0.4%
Net income (loss)	369,497	(42,606)	412,103	NM
Adjusted EBITDA	185,069	116,583	68,486	58.7%

The decrease in total revenue was primarily attributable to the disposition of 26 communities through sales of owned communities and lease terminations since the beginning of the prior year period, which resulted in $22.4 million less in resident fees during the three months ended March 31, 2020 compared to the prior year period. The decrease in resident fees was partially offset by a 2.0% increase in same community RevPAR, comprised of a 3.1% increase in same community RevPOR and an 80 basis points decrease in same community weighted average occupancy. Additionally, management services revenue, including management fees and reimbursed costs incurred on behalf of managed communities, decreased $1.1 million primarily due to terminations of management agreements subsequent to the beginning of the prior year period, partially offset by $100.0 million of management fee revenue during the three months ended March 31, 2020 for the management termination fee payment from Healthpeak.

The increase in facility operating expense was primarily attributable to a 5.0% increase in same community facility operating expense, which was primarily due to an increase in labor expense arising from wage rate increases, an extra day of expense due to the leap year, and an increase in employee benefit expense and an increase in advertising costs during the period. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $20.2 million less in facility operating expense during the three months ended March 31, 2020 compared to the prior year period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense of $2.8 million and $9.2 million, respectively, during the three months ended March 31, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense excludes $2.5 million and $8.5 million, respectively, of such additional revenue and expenses. Same community facility operating expense also excludes $9.1 million of incremental costs incurred during the three months ended March 31, 2020 to address the COVID-19 pandemic, primarily consisting of our acquisition of PPE, medical equipment, cleaning and disposable food service supplies, enhanced cleaning and environmental sanitation costs, and increased labor expense.

The increase in net income was primarily attributable to a $373.5 million increase in net gain on sale of assets, resulting from our sale of our interest in the CCRC Venture, as well as the revenue and facility operating expense factors previously discussed.

The increase in Adjusted EBITDA was primarily attributable to the management termination fee, as well as the other revenue and facility operating expense factors previously discussed.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the three months ended March 31, 2020 and 2019, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount		Percent
Resident fees	$687,888	$697,947	$(10,059)		(1.4)%
Facility operating expense	$484,542	$482,735	$1,807		0.4%

Number of communities (period end)	661	680	(19)		(2.8)%
Number of units (period end)	54,037	55,948	(1,911)		(3.4)%
Total average units	54,184	56,460	(2,276)		(4.0)%
RevPAR	$4,229	$4,102	$127		3.1%
Occupancy rate (weighted average)	83.2%	83.6%	(40) bps		n/a
Occupancy rate (period end)	82.2%	83.5%	(130	) bps	n/a
RevPOR	$5,085	$4,909	$176		3.6%

Same Community Operating Results and Data
Resident fees	$638,984	$626,156	$12,828		2.0%
Facility operating expense	$438,088	$417,254	$20,834		5.0%

Number of communities	641	641	—		—
Total average units	50,336	50,314	22		—
RevPAR	$4,231	$4,148	$83		2.0%
Occupancy rate (weighted average)	83.5%	84.3%	(80) bps		n/a
RevPOR	$5,070	$4,919	$151		3.1%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended March 31, 2020 and 2019, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount		Percent
Resident fees	$135,862	$135,694	$168		0.1%
Facility operating expense	$84,448	$82,818	$1,630		2.0%

Number of communities (period end)	68	68	—		—%
Number of units (period end)	12,537	12,430	107		0.9%
Total average units	12,529	12,430	99		0.8%
RevPAR	$3,615	$3,602	$13		0.4%
Occupancy rate (weighted average)	87.1%	89.8%	(270	) bps	n/a
Occupancy rate (period end)	86.5%	90.2%	(370	) bps	n/a
RevPOR	$4,151	$4,012	$139		3.5%

Same Community Operating Results and Data
Resident fees	$127,943	$126,822	$1,121		0.9%
Facility operating expense	$78,046	$75,325	$2,721		3.6%

Number of communities	64	64	—		—
Total average units	11,706	11,680	26		0.2%
RevPAR	$3,643	$3,619	$24		0.7%
Occupancy rate (weighted average)	87.3%	89.5%	(220	) bps	n/a
RevPOR	$4,174	$4,043	$131		3.2%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 3.2% increase in same community RevPOR and a 220 basis points decrease in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases. The decrease in the segment's same community weighted average occupancy reflects the impact of reduced move-in activity in the second half of March 2020 related to the COVID-19 pandemic and our response efforts.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including an increase in labor expense arising from wage rate increases, an extra day of expense due to the leap year, and an increase in employee benefit expense and an increase in advertising costs during the period. Facility operating expense of this segment for the first quarter of 2020 includes $1.2 million of incremental direct costs to prepare for and respond to the COVID-19 pandemic, primarily for PPE and medical equipment.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of $1.4 million and $2.6 million, respectively, during the three months ended March 31, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes $1.3 million and $2.5 million, respectively, of such additional revenue and expenses. Same community facility operating expense for this segment also excludes $1.1 million of incremental direct costs to prepare for and respond to the COVID-19 pandemic during the three months ended March 31, 2020.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended March 31, 2020 and 2019, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount		Percent
Resident fees	$457,479	$458,526	$(1,047)		(0.2)%
Facility operating expense	$325,478	$317,827	$7,651		2.4%

Number of communities (period end)	571	586	(15)		(2.6)%
Number of units (period end)	35,789	36,944	(1,155)		(3.1)%
Total average units	35,944	37,477	(1,533)		(4.1)%
RevPAR	$4,242	$4,070	$172		4.2%
Occupancy rate (weighted average)	81.9%	81.6%	30	bps	n/a
Occupancy rate (period end)	81.1%	81.5%	(40	) bps	n/a
RevPOR	$5,178	$4,988	$190		3.8%

Same Community Operating Results and Data
Resident fees	$449,538	$437,624	$11,914		2.7%
Facility operating expense	$312,594	$295,391	$17,203		5.8%

Number of communities	563	563	—		—
Total average units	35,018	35,022	(4)		—
RevPAR	$4,279	$4,165	$114		2.7%
Occupancy rate (weighted average)	82.3%	82.6%	(30	) bps	n/a
RevPOR	$5,198	$5,043	$155		3.1%

The decrease in the segment's resident fees was primarily attributable to the disposition of 21 communities since the beginning of the prior year period, which resulted in $12.5 million less in resident fees during the three months ended March 31, 2020 compared to the prior year period. The decrease in resident fees was partially offset by the increase in the segment's same community RevPAR, comprised of a 3.1% increase in same community RevPOR and a 30 basis points decrease in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including an increase in labor expense arising from wage rate increases, an extra day of expense due to the leap year, and an increase in employee benefit expense and an increase in advertising costs during the period. The increase in facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $10.7 million less in facility operating expense during the three months ended March 31, 2020 compared to the prior year period. Facility operating expense of this segment for the first quarter of 2020 includes $7.7 million of incremental direct costs to prepare for and respond to the COVID-19 pandemic, primarily for PPE and medical equipment.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of $0.9 million and $5.4 million, respectively, during the three months ended March 31, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes $0.9 million and $5.2 million, respectively, of such additional revenue and expenses. Same community facility operating expense for this segment also excludes $7.6 million of incremental direct costs to prepare for and respond to the COVID-19 pandemic during the three months ended March 31, 2020.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended March 31, 2020 and 2019, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount		Percent
Resident fees	$94,547	$103,727	$(9,180)		(8.9)%
Facility operating expense	$74,616	$82,090	$(7,474)		(9.1)%

Number of communities (period end)	22	26	(4)		(15.4)%
Number of units (period end)	5,711	6,574	(863)		(13.1)%
Total average units	5,711	6,553	(842)		(12.8)%
RevPAR	$5,496	$5,232	$264		5.0%
Occupancy rate (weighted average)	82.4%	82.9%	(50	) bps	n/a
Occupancy rate (period end)	79.5%	82.3%	(280	) bps	n/a
RevPOR	$6,669	$6,312	$357		5.7%

Same Community Operating Results and Data
Resident fees	$61,503	$61,710	$(207)		(0.3)%
Facility operating expense	$47,448	$46,538	$910		2.0%

Number of communities	14	14	—		—
Total average units	3,612	3,612	—		—
RevPAR	$5,676	$5,695	$(19)		(0.3)%
Occupancy rate (weighted average)	82.1%	84.4%	(230	) bps	n/a
RevPOR	$6,913	$6,749	$164		2.4%

The decrease in the segment's resident fees was primarily attributable to the disposition of five communities since the beginning of the prior year period, which resulted in $9.9 million less in resident fees during the three months ended March 31, 2020 compared to the prior year period. Additionally, there was a decrease in the segment's same community RevPAR, comprised of a 230 basis points decrease in same community weighted average occupancy and a 2.4% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy reflects the impact of reduced move-in activity in the second half of March 2020 related to the COVID-19 pandemic and our response efforts. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $9.5 million less in facility operating expense during the three months ended March 31, 2020 compared to the prior year period. The decrease in facility operating expense was partially offset by an increase in the segment's same community facility operating expense, including an increase in labor expense arising from wage rate increases, an extra day of expense due to the leap year, and an increase in employee benefit expense. Facility operating expense of this segment for the first quarter of 2020 includes $0.7 million of incremental direct costs to prepare for and respond to the COVID-19 pandemic, primarily for PPE and medical equipment.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of $0.5 million and $1.1 million, respectively, during the three months ended March 31, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes $0.3 million and $0.8 million, respectively, of such additional revenue and expenses. Same community facility operating expense for this segment also excludes $0.4 million of incremental direct costs to prepare for and respond to the COVID-19 pandemic during the three months ended March 31, 2020.

Operating Results - Health Care Services Segment

The following table summarizes the operating results and data for our Health Care Services segment for the three months ended March 31, 2020 and 2019.

(in thousands, except census and treatment codes)	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Resident fees	$94,819	$111,532	$(16,713)	(15.0)%
Facility operating expense	$103,940	$103,359	$581	0.6%

Home health average daily census	14,020	15,904	(1,884)	(11.8)%
Hospice average daily census	1,698	1,428	270	18.9%

The decrease in the segment's resident fees was primarily attributable to a decrease in revenue for home health services, which reflects the implementation of the Patient-Driven Grouping Model ("PDGM"), an alternate home health case-mix adjustment methodology with a 30-day unit of payment, which became effective beginning January 1, 2020. Additionally, our home health average daily census also began to decrease in March 2020 due to the COVID-19 pandemic, as referrals declined significantly due to suspension of elective medical procedures and discharges increased due to stay-at-home orders and recommendations. The decrease in resident fees was partially offset by an increase in volume for hospice services.

The increase in the segment's facility operating expense was primarily attributable to an increase in labor costs arising from wage rate increases and the expansion of our hospice services throughout 2019. The increase in facility operating expenses was partially offset by a decrease in labor costs for home health services.

In late February 2020, we announced adjustments to our home health services operational structure, to better align our facility operating expenses and business model with the new payment model. We expect the negative impact to revenue in 2020 for the implementation of PDGM will be partially offset by lower facility operating expenses under our adjusted home health services operational structure.
Operating Results - Management Services Segment

The following table summarizes the operating results and data for our Management Services segment for the three months ended March 31, 2020 and 2019.

(in thousands, except communities, units, and occupancy)	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Management fees	$108,715	$15,743	$92,972	NM
Reimbursed costs incurred on behalf of managed communities	$122,717	$216,822	$(94,105)	(43.4)%

Number of communities (period end)	80	164	(84)	(51.2)%
Number of units (period end)	11,033	23,742	(12,709)	(53.5)%
Total average units	13,325	25,047	(11,722)	(46.8)%

The increase in management fees was primarily attributable to $100.0 million of management fee revenue during the three months ended March 31, 2020 for the management termination fee payment from Healthpeak. We have completed the transition of management arrangements on 125 net communities since the beginning of the prior year period, generally for management arrangements on certain former unconsolidated ventures in which we sold our interest and interim management arrangements on formerly leased or owned communities. Management fees of $108.7 million for the three months ended March 31, 2020 include $101.8 million of management fees attributable to communities for which our management agreements were terminated during such period and approximately $1.9 million of management fees attributable to communities that we expect the terminations of our management agreements to occur in the next approximately 12 months, including management arrangements on certain former unconsolidated ventures in which we sold our interest, management agreements on communities owned by unconsolidated ventures, and interim management arrangements on formerly leased communities.

The decrease in reimbursed costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended March 31, 2020 and 2019.

(in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
General and administrative expense	$54,595	$56,311	$(1,716)	(3.0)%
Facility operating lease expense	64,481	68,668	(4,187)	(6.1)%
Depreciation and amortization	90,738	96,888	(6,150)	(6.3)%
Asset impairment	78,226	391	77,835	NM
Loss (gain) on facility lease termination and modification, net	—	209	(209)	(100.0)%
Costs incurred on behalf of managed communities	122,717	216,822	(94,105)	(43.4)%
Interest income	1,455	3,084	(1,629)	(52.8)%
Interest expense	(56,360)	(63,365)	(7,005)	11.1%
Gain (loss) on debt modification and extinguishment, net	19,181	(67)	19,248	NM
Equity in earnings (loss) of unconsolidated ventures	(1,008)	(526)	482	(91.6)%
Gain (loss) on sale of assets, net	372,839	(702)	373,541	NM
Other non-operating income (loss)	2,662	2,988	(326)	(10.9)%
Benefit (provision) for income taxes	15,828	(679)	16,507	NM

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to a reduction in our corporate headcount, as we scaled our general and administrative costs in connection with community dispositions, and a reduction in our travel costs. The decrease was partially offset by a $1.5 million increase in transactional and organizational restructuring costs compared to the prior period, to $2.0 million for the three months ended March 31, 2020. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily due to lease termination activity since the beginning of the prior year quarter.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to disposition activity through sales and lease terminations since the beginning of the prior year quarter.

Asset Impairment. During the current year period, we recorded $78.2 million of non-cash impairment charges, primarily for right-of-use assets for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic, primarily in the Independent Living, Assisted Living and Memory Care, and CCRCs segments. During the prior year period, we recorded $0.4 million of non-cash impairment charges. See Note 5 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the impairment charges.

Costs Incurred on Behalf of Managed Communities. The decrease in costs incurred on behalf of managed communities was primarily due to terminations of management agreements subsequent to the beginning of the prior year period.

Interest Expense. The decrease in interest expense was primarily due to a decrease in interest expense on long-term debt, reflecting the impact of lower interest rates, and financing lease termination activity.

Gain (Loss) on Debt Modification and Extinguishment, Net. The increase in gain on debt modification and extinguishment was primarily due to a $19.7 million gain on debt extinguishment recognized during the three months ended March 31, 2020 for the extinguishment of financing lease obligations for the acquisition from Healthpeak of eight communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement.

Gain (Loss) on Sale of Assets, Net. The increase in gain on sale of assets, net was primarily due to a $370.7 million gain on sale of assets recognized for the sale of our ownership interest in the CCRC Venture during the three months ended March 31, 2020.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended March 31, 2020 and 2019 was primarily due to recording a decrease in the valuation allowance during the period ending March 31, 2020. The decrease in the valuation allowance was primarily due to the tax impact of the multi-part transaction with Healthpeak.

We recorded an aggregate deferred federal, state, and local tax expense of $90.9 million, of which, $2.2 million as a result of the benefit on our operating loss for the three months ended March 31, 2020. The benefit was offset by $93.1 million of tax expense that was recorded on the sale of the Company's interest in the CCRC Venture. The tax expense was offset by a decrease in the valuation allowance of $112.6 million. The change in the valuation allowance for the three months ended March 31, 2020 resulted from the tax impact of the Healthpeak transaction and the anticipated reversal of future tax liabilities offset by future tax deductions. We recorded an aggregate deferred federal, state, and local tax benefit of $6.5 million as a result of the operating loss for the three months ended March 31, 2019. The tax benefit was offset by an increase in the valuation allowance of $8.3 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of March 31, 2020 and December 31, 2019 was $296.3 million and $408.9 million, respectively.

Liquidity and Capital Resources

This section includes the non-GAAP liquidity measure Adjusted Free Cash Flow. See "Non-GAAP Financial Measures" below for our definition of the measure and other important information regarding such measure, including reconciliations to the most comparable GAAP measures.

Liquidity and Indebtedness

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the condensed consolidated statements of cash flows, and our Adjusted Free Cash Flow:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019	Amount	Percent
Net cash provided by (used in) operating activities	$57,479	$(5,009)	$62,488	NM
Net cash provided by (used in) investing activities	(247,927)	(100,073)	147,854	147.7%
Net cash provided by (used in) financing activities	347,250	(16,636)	363,886	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	156,802	(121,718)	278,520	NM
Cash, cash equivalents, and restricted cash at beginning of period	301,697	450,218	(148,521)	(33.0)%
Cash, cash equivalents, and restricted cash at end of period	$458,499	$328,500	$129,999	39.6%

Adjusted Free Cash Flow	$5,182	$(46,971)	$52,153	NM

The increase in net cash provided by (used in) operating activities was attributable primarily to the $100.0 million management termination fee payment from Healthpeak received during the current year period. This change was partially offset by a decrease in revenue for home health services and an increase in same community facility operating expense during the current year period.

The increase in net cash used in investing activities was primarily attributable to $446.7 million of cash paid for the acquisition of communities during the current year period and a $21.1 million increase in purchases of marketable securities compared to the current year period, and a $9.3 million increase in cash paid for capital expenditures compared to the prior year period. These changes were partially offset by a $275.2 million increase in net proceeds from the sale of assets and a $50.0 million increase in proceeds from sales and maturities of marketable securities.

The change in net cash provided by (used in) financing activities was primarily attributable to a $446.6 million increase in debt proceeds compared to the prior year period and $166.4 million of draws on our secured credit facility during the current year period. These changes were partially offset by to a $234.8 million increase in repayment of debt and financing lease obligations compared to the prior year period and an $8.2 million increase in cash paid during the current year period for share repurchases.

The increase in Adjusted Free Cash Flow was primarily attributable to the $100.0 million management termination fee payment from Healthpeak received during the current year period. This change was partially offset by a decrease in revenue for home health services, an increase in same community facility operating expense, and an increase in non-development capital expenditures, net during the current year period.

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

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity. In April, we also have received grants and advanced/accelerated Medicare payments under programs expanded or created under the CARES Act, and we intend to utilize the CARES Act payroll tax deferral program as described above. We continue to seek further government-sponsored financial relief related to the COVID-19 pandemic, although we cannot provide assurance that such efforts will be successful or regarding the amount of, or conditions required to qualify for, any government-sponsored relief.

Our liquidity requirements have historically arisen from:

•	working capital;

•	operating costs such as employee compensation and related benefits, severance costs, general and administrative expense, and supply costs;

•	debt service and lease payments;

•	acquisition consideration, lease termination and restructuring costs, and transaction and integration costs;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment, and repositioning of our current communities and the development of new communities;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorizations;

•	other corporate initiatives (including integration, information systems, branding, and other strategic projects); and

•	prior to 2009, dividend payments.

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;

•	operating costs such as employee compensation and related benefits, severance costs, general and administrative expense, and supply costs, including those related to the COVID-19 pandemic;

•	debt service and lease payments, and payment of deferred payroll taxes under the CARES Act;

•	acquisition consideration;

•	transaction costs and expansion of our healthcare services;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment, and repositioning of our existing communities;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorization; and

•	other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of March 31, 2020, we had two principal corporate-level debt obligations: our secured credit facility providing commitments of $250.0 million and our separate unsecured facility providing for up to $50.0 million of letters of credit.

As of March 31, 2020, we had $3.9 billion of debt outstanding, including $166.4 million drawn on our secured credit facility and excluding lease obligations, at a weighted average interest rate of 4.30%. As of such date, 92.6%, or $3.6 billion of our total debt obligations represented non-recourse property-level mortgage financings, $95.5 million of letters of credit had been issued under our secured credit facility and separate unsecured letter of credit facility, and $166.4 million was drawn on our secured credit facility. As of March 31, 2020, the current portion of long-term debt was $83.0 million. As of March 31, 2020, $1.3 billion of our long-term debt is variable rate debt subject to interest rate cap agreements. The remaining $131.0 million of our long-term variable rate debt and $166.4 million drawn on our secured credit facility is not subject to any interest rate cap agreements.

As of March 31, 2020, we had $1.5 billion and $581.6 million of operating and financing lease obligations, respectively. For the twelve months ending March 31, 2021 we will be required to make approximately $299.7 million and $65.4 million of cash lease payments in connection with our existing operating and financing leases, respectively.

Total liquidity of $536.0 million as of March 31, 2020 included $392.7 million of unrestricted cash and cash equivalents (excluding restricted cash and lease security deposits of $111.7 million in the aggregate), $108.0 million of marketable securities, and $35.3 million of availability on our secured credit facility. Total liquidity as of March 31, 2020 increased $54.7 million from total liquidity of $481.3 million as of December 31, 2019. The increase was primarily attributable to the transactions with Healthpeak completed during the current period, including the impact of the related financing transactions.

We continue to seek opportunities to enhance and preserve our liquidity, including through reducing expenses and elective capital expenditures, continuing to evaluate our financing structure and the state of debt markets, and seeking further government-sponsored financial relief related to the COVID-19 pandemic. As of March 31, 2020, our remaining 2020 and 2021 maturities are $69.7 million and $333.1 million, respectively, and we have commenced efforts to refinance those and other maturities with non-recourse mortgage debt. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in seeking further government-sponsored financial relief or regarding the terms and conditions of any such relief.

We currently estimate that our existing cash flows from operations, together with cash on hand, amounts available under our secured credit facility, and proceeds from anticipated dispositions of owned communities and financings and refinancings of various assets, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming continued access to credit markets and the impacts of the pandemic on the economy and our industry begin to moderate in the near term.

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

The following table summarizes our capital expenditures for the three months ended March 31, 2020 for our consolidated business:

(in millions)	Three Months Ended March 31, 2020
Community-level capital expenditures, net (1)	$55.2
Corporate (2)	5.4
Non-development capital expenditures, net (3)	60.6
Development capital expenditures, net	3.9
Total capital expenditures, net	$64.5

(1)	Reflects the amount invested, net of lessor reimbursements of $5.8 million.

(2)	Includes $0.5 million of remediation costs at our communities resulting from hurricanes and for the acquisition of emergency power generators at our impacted Florida communities.

(3)	Amount is included in Adjusted Free Cash Flow.

In response to the COVID-19 pandemic, we have delayed or canceled a number of elective capital expenditure projects. As a result, we expect our full-year 2020 non-development capital expenditures, net of anticipated lessor reimbursements, and development capital expenditures to be approximately $150 million and $20 million, which reflects a $40 million and $10 million reduction to our initial plans for 2020, respectively. We anticipate that our 2020 capital expenditures will be funded from cash on hand, cash flows from operations, and reimbursements from lessors.
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

Credit Facilities

Our Fifth Amended and Restated Credit Agreement with Capital One, National Association, as administrative agent, lender, and swingline lender and the other lenders from time to time parties thereto (the "Credit Agreement") provides commitments for a $250 million revolving credit facility with a $60 million sublimit for letters of credit and a $50 million swingline feature. We have a one-time right under the Credit Agreement to increase commitments on the revolving credit facility by an additional $100 million, subject to obtaining commitments for the amount of such increase from acceptable lenders. The Credit Agreement provides us a one-time right to reduce the amount of the revolving credit commitments, and we may terminate the revolving credit facility at any time, in each case without payment of a premium or penalty. The Credit Agreement matures on January 3, 2024. Amounts drawn under the facility bear interest at 90-day LIBOR plus an applicable margin. The applicable margin varies based on the percentage of the total commitment drawn, with a 2.25% margin at utilization equal to or lower than 35%, a 2.75% margin at utilization greater than 35% but less than or equal to 50%, and a 3.25% margin at utilization greater than 50%. A quarterly commitment fee is payable on the unused portion of the facility at 0.25% per annum when the outstanding amount of obligations (including revolving credit and swingline loans and letter of credit obligations) is greater than or equal to 50% of the revolving credit commitment amount or 0.35% per annum when such outstanding amount is less than 50% of the revolving credit commitment amount.
The credit facility is secured by first priority mortgages on certain of our communities. In addition, the Credit Agreement permits us to pledge the equity interests in subsidiaries that own other communities and grant negative pledges in connection therewith (rather than mortgaging such communities), provided that not more than 10% of the borrowing base may result from communities subject to negative pledges. Availability under the revolving credit facility will vary from time to time based on borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and our consolidated fixed charge coverage ratio. To the extent the outstanding borrowings on the credit facility exceed future borrowing base calculations, we would be required to repay the difference to restore the outstanding balance to the new borrowing base. During

2019, the parties entered into an amendment to the Credit Agreement that provides for availability calculations to be made at additional consolidated fixed charge coverage ratio thresholds.
The Credit Agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. Amounts drawn on the credit facility may be used for general corporate purposes.
As of March 31, 2020, $166.4 million of borrowings were outstanding on the revolving credit facility, $48.1 million of letters of credit were outstanding, and the revolving credit facility had $35.3 million of availability. We also had a separate unsecured letter of credit facility providing for up to $50.0 million of letters of credit as of March 31, 2020 under which $47.5 million of had been issued as of that date.

Long-Term Leases

As of March 31, 2020, we operated 306 communities under long-term leases (239 operating leases and 67 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. We typically guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

For the three months ended March 31, 2020, our cash lease payments for our financing leases and operating leases were $18.4 million and $76.1 million, respectively. For the twelve months ending March 31, 2021, we will be required to make $299.7 million and $65.4 million of cash lease payments in connection with our existing operating and financing leases, respectively. Our capital expenditure plans for 2020 include required minimum spend of approximately $17 million for capital expenditures under certain of our community leases. Additionally, we are required to spend an average of approximately $17 million per year for each of the following four years and approximately $33 million thereafter under the initial lease terms of such leases.

Debt and Lease Covenants

Certain of our debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum net worth and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities or increased by deferred gains from sale-leaseback transactions and deferred entrance fee revenue. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payments. In addition, our debt and lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements.

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

As of March 31, 2020, we are in compliance with the financial covenants of our debt agreements and long-term leases.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments, and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the "Contractual Commitments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020. Except as discussed therein, there were no other material changes outside the ordinary course of business in our contractual commitments during the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains the financial measures Adjusted EBITDA and Adjusted Free Cash Flow, which are not calculated in accordance with GAAP. Presentations of these non-GAAP financial measures are intended to aid investors in better understanding the factors and trends affecting our performance and liquidity. However, investors should not consider these non-GAAP financial measures as a substitute for financial measures determined in accordance with GAAP, including net income (loss), income (loss) from operations, or net cash provided by (used in) operating activities. We caution investors that amounts presented in accordance with our definitions of these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies because not all companies calculate non-GAAP measures in the same manner. We urge investors to review the following reconciliations of these non-GAAP financial measures from the most comparable financial measures determined in accordance with GAAP.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP performance measure that we define as net income (loss) excluding: benefit/provision for income taxes, non-operating income/expense items, and depreciation and amortization; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, cost reduction, or organizational restructuring items that management does not consider as part of our underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include non-cash impairment charges, gain/loss on facility lease termination and modification, operating lease expense adjustment, amortization of deferred gain, change in future service obligation, non-cash stock-based compensation expense, and transaction and organizational restructuring costs. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance.

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

Adjusted EBITDA has material limitations as a performance measure, including: (i) excluded interest and income tax are necessary to operate our business under our current financing and capital structure; (ii) excluded depreciation, amortization, and impairment charges may represent the wear and tear and/or reduction in value of our communities, goodwill, and other assets and may be indicative of future needs for capital expenditures; and (iii) we may incur income/expense similar to those for which adjustments are made, such as gain/loss on sale of assets, facility lease termination and modification, or debt modification and extinguishment, non-cash stock-based compensation expense, and transaction and other costs, and such income/expense may significantly affect our operating results.

The table below reconciles our Adjusted EBITDA from our net income (loss).

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income (loss)	$369,497	$(42,606)
Provision (benefit) for income taxes	(15,828)	679
Equity in (earnings) loss of unconsolidated ventures	1,008	526
Loss (gain) on debt modification and extinguishment, net	(19,181)	67
Loss (gain) on sale of assets, net	(372,839)	702
Other non-operating (income) loss	(2,662)	(2,988)
Interest expense	56,360	63,365
Interest income	(1,455)	(3,084)
Income (loss) from operations	14,900	16,661
Depreciation and amortization	90,738	96,888
Asset impairment	78,226	391
Loss (gain) on facility lease termination and modification, net	—	209
Operating lease expense adjustment	(6,733)	(4,383)
Non-cash stock-based compensation expense	5,957	6,356
Transaction and organizational restructuring costs	1,981	461
Adjusted EBITDA (1)	$185,069	$116,583

(1)
Adjusted EBITDA for the three months ended March 31, 2019 includes a negative non-recurring net impact of $6.4 million from the application of the lease accounting standard effective January 1, 2019 and for the three months ended March 31, 2020, includes the $100.0 million management termination fee received from Healthpeak and COVID-19 expenses of $10.0 million.

Adjusted Free Cash Flow

Adjusted Free Cash Flow is a non-GAAP liquidity measure that we define as net cash provided by (used in) operating activities before: distributions from unconsolidated ventures from cumulative share of net earnings, changes in prepaid insurance premiums financed with notes payable, changes in operating lease liability for lease termination and modification, cash paid/received for gain/loss on facility lease termination and modification, and lessor capital expenditure reimbursements under operating leases; plus: property insurance proceeds and proceeds from refundable entrance fees, net of refunds; less: non-development capital expenditures and payment of financing lease obligations. Non-development capital expenditures are comprised of corporate and community-level capital expenditures, including those related to maintenance, renovations, upgrades and other major building infrastructure projects for our communities and is presented net of lessor reimbursements. Non-development capital expenditures do not include capital expenditures for community expansions and major community redevelopment and repositioning projects, and the development of new communities.

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

The table below reconciles our Adjusted Free Cash Flow from our net cash provided by (used in) operating activities.

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$57,479	$(5,009)
Net cash provided by (used in) investing activities	(247,927)	(100,073)
Net cash provided by (used in) financing activities	347,250	(16,636)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$156,802	$(121,718)

Net cash provided by (used in) operating activities	$57,479	$(5,009)
Distributions from unconsolidated ventures from cumulative share of net earnings	—	(749)
Changes in prepaid insurance premiums financed with notes payable	17,434	18,842
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(4,088)	—
Non-development capital expenditures, net	(60,556)	(54,602)
Payment of financing lease obligations	(5,087)	(5,453)
Adjusted Free Cash Flow (1)	$5,182	$(46,971)

(1)
Adjusted Free Cash Flow includes transaction and organizational restructuring costs of $2.0 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively, and for the three months ended March 31, 2020, includes the $100.0 million management termination fee received from Healthpeak and COVID-19 expenses of $10.0 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of March 31, 2020, we had $2.3 billion of long-term fixed rate debt, $1.4 billion of long-term variable rate debt, and $166.4 million drawn on our variable rate secured credit facility. For the three months ended March 31, 2020, our total fixed-rate debt and variable-rate debt outstanding, including our secured credit facility had a weighted average interest rate of 4.30%.

In the normal course of business, we enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of March 31, 2020, $1.3 billion, or 34.0%, of our long-term debt is variable rate debt subject to interest rate cap agreements and $131.0 million, or 3.5%, of our long-term debt is variable rate debt not subject to any interest rate cap agreements. The $166.4 million drawn on our secured credit facility is variable rate debt not subject to any interest rate cap agreements. Our outstanding variable rate debt is indexed to LIBOR, and accordingly our annual interest expense related to variable rate debt is directly affected by movements in LIBOR. After consideration of hedging instruments currently in place, and including the impact of our variable rate secured credit facility, increases in LIBOR of 100, 200, and 500 basis points would have resulted in additional annual interest expense of $16.0 million, $31.9 million, and $61.2 million, respectively. Certain of the Company's variable debt instruments include springing provisions that obligate the Company to acquire additional interest rate caps in the event that LIBOR increases above certain levels, and the implementation of those provisions would result in additional mitigation of interest costs.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 11 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

The following risk factors add and modify the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020.

The COVID-19 pandemic, including the response efforts of federal, state, and local government authorities, businesses, individuals and us, is adversely impacting, and likely will continue to adversely impact our business, results of operations, cash flow, liquidity, and stock price, and such impacts may be material.

The United States broadly continues to experience the pandemic caused by coronavirus disease 2019 (“COVID-19”), which has significantly disrupted, and likely will continue to significantly disrupt for some period, our nation’s economy, the senior living industry, and our business. We expect that the pandemic, and the response efforts of federal, state, and local government authorities, businesses, individuals and us, likely will continue to adversely impact our business, results of operations, cash flow, and liquidity for the full-year 2020. We cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on our business, results of operations, cash flow, liquidity, and stock price, and such impacts may be material and persist for some time. Further, our preparation and response efforts may delay or negatively impact our strategic initiatives, including plans for future growth.

Due to the average age and prevalence of chronic medical conditions among our residents and patients, they generally are at disproportionately higher risk of hospitalization and adverse outcomes if they contract COVID-19. In addition, our community and healthcare associates may be at higher risk of contracting or spreading the disease due to the nature of the work environment when caring for residents and patients. Seeking to prevent the introduction of COVID-19 into our communities, and to help control further exposure to infections within communities, in March 2020 we began restricting visitors at all our communities to essential healthcare personnel and certain compassionate care situations, screening associates and permitted visitors, suspending group outings, modifying communal dining and programming to comply with social distancing guidelines and, in most cases, implementing in-room only dining and activities programming, requesting that residents refrain from leaving the community unless medically necessary, and requiring new residents and residents returning from a hospital or nursing home to isolate in their apartment for fourteen days. Upon confirmation of positive COVID-19 exposure at a community, we follow government guidance regarding minimizing further exposure, including associates’ adhering to personal protection protocols, restricting new resident admissions, and in some cases isolating residents. Due to the vulnerable nature of our residents, we expect many of these restrictions will continue at our communities for some time, even as federal, state, and local stay-at-home and social distancing orders and recommendations are relaxed. Notwithstanding these restrictions and our other response efforts, we have had, and likely will continue to have, viral introduction to, and transmission within, certain of our communities due to the easily transmissible nature of COVID-19. We have commenced a resident and associate testing program, which will be undertaken at substantially all our communities using a phased approach over the near term, due to the apparent ability of asymptomatic individuals to transmit the virus. Such testing may uncover presence of the virus where otherwise not suspected, which could result in additional temporary restrictions on move-ins at affected communities, increased need for isolating asymptomatic residents, increased use of personal protection protocols by our associates, and increased labor costs.

The pandemic and related infection prevention and control protocols within senior living communities have significantly disrupted demand for senior living communities and the sales process, which typically includes in-person prospective resident visits at communities. We believe potential residents and their families are more cautious regarding moving into senior living communities while the pandemic continues, and such caution may persist for some time. Our efforts to adapt our sales and marketing efforts to meet demand may not be successful. We cannot predict with reasonable certainty whether or when demand for senior living communities will return to pre-COVID-19 levels or the extent to which the pandemic’s effect on demand may adversely affect the amount of resident fees we are able to collect from our residents.

The pandemic and our response efforts began to adversely impact our occupancy and resident fee revenue during the three months ended March 31, 2020, primarily during the second half of March as new resident leads, visits (including virtual visits), and move-in activity declined significantly compared to typical levels. This trend continued through April 2020, resulting in our consolidated senior housing occupancy decreasing from 82.2% as of March 31, 2020 to 80.0% as of April 30, 2020. Our home health average daily census also began to decrease in March 2020 as referrals declined significantly due to suspension of elective medical procedures and discharges increasing as a result of stay-at-home orders and recommendations, resulting in home health census of 13,306 patients as of March 31, 2020. We expect further deterioration of our resident fee revenue resulting from fewer move-ins and resident attrition inherent in our business, which may increase due to the impacts of COVID-19.

During the three months ended March 31, 2020, we incurred $10.0 million of incremental facility operating expense to prepare for and respond to the pandemic, including costs for acquisition of additional PPE, medical equipment, and cleaning and disposable food service supplies, enhanced cleaning and environmental sanitation costs, and increased labor expense. Such costs have escalated following March 31, 2020, and we expect such costs to further include increased workers compensation expense, health plan expense, insurance premiums and retention, and consulting and professional services costs, as well as costs for COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. We are not able to reasonably predict the total amount of costs we will incur related to the pandemic, and such costs are likely to be substantial. We have taken, and may take in future periods, significant impairment charges related to COVID-19 due to lower than expected operating performance at communities.

We continue to seek opportunities to enhance and preserve our liquidity, including through reducing expenses and elective capital expenditures, continuing to evaluate our financing structure and the state of debt markets, and seeking further government-sponsored financial relief related to the COVID-19 pandemic. As of March 31, 2020, our remaining 2020 and 2021 maturities are $69.7 million and $333.1 million, respectively, and we have commenced efforts to refinance those and other maturities with non-recourse mortgage debt. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in seeking further government-sponsored financial relief or regarding the terms and conditions of any such relief.

The pandemic has also caused substantial volatility in the market prices and trading volumes in the equity markets, including our stock. Our stock price and trading volume may continue to be subject to wide fluctuations as a result of the pandemic, and may decline in the future.

The ultimate impacts of COVID-19 on our business, results of operations, cash flow, liquidity, and stock price will depend on many factors, some of which cannot be foreseen, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets; the development and availability of COVID-19 infection and antibody testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our preparation and response efforts, including increased equipment, supplies, labor, litigation, and other expenses; the impact of COVID-19 on our ability to complete financings, refinancings, or other transactions (including dispositions) or to generate sufficient cash flow to cover required interest and lease payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements and enforcement actions resulting from COVID-19, including those that may limit our collection efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.

Significant legal actions and liability claims against us could subject us to increased operating costs and substantial uninsured liabilities, which may adversely affect our financial condition and results of operations.
We have been and are currently involved in litigation and claims incidental to the conduct of our business, which we believe are generally comparable to other companies in the senior living and healthcare industries, including, but not limited to, putative class action claims from time to time regarding staffing at our communities and compliance with consumer protection laws and the Americans with Disabilities Act. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. As a result, we maintain general liability, professional liability, and other insurance policies in amounts and with coverage and deductibles we believe are appropriate, based on the nature and risks of our business, historical experience, availability, and industry standards. Our current policies provide for deductibles for each claim and contain various exclusions from coverage. Accordingly, we are, in effect, self-insured for claims that are less than the deductible amounts and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits. If we experience a greater number of losses than we anticipate, or if certain claims are not covered by insurance, our results of operations and financial condition could be adversely affected.
The senior living and healthcare services businesses entail an inherent risk of liability, particularly given the demographics of our residents and patients, including age and health, and the services we provide. In recent years, we, as well as other participants in our industry, have been subject to an increasing number of claims and lawsuits alleging that our services have resulted in resident injury or other adverse effects. Many of these lawsuits involve large damage claims and significant legal costs. The frequency and magnitude of such alleged claims and legal costs may increase due to the COVID-19 pandemic or our response efforts. Many states continue to consider tort reform and how it will apply to the senior living industry. We may continue to be faced with the threat of large jury verdicts in jurisdictions that do not find favor with large senior living or healthcare providers. There can be no guarantee that we will not have any claims that exceed our policy limits in the future, which could subject us to substantial uninsured liabilities.
If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected. In some states, state law may prohibit or limit insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Also, our insurance policies' deductibles, or self-insured retention, are accrued based on an actuarial projection of future liabilities. If these projections are inaccurate and if there is an unexpectedly large number of successful claims that result in liabilities in excess of our accrued reserves, our operating results could be negatively affected. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our ability to attract residents or expand our business and could require our management to devote time to matters unrelated to the day-to-day operation of our business. We also have to renew our policies every year and negotiate terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases and changes in coverage and other terms. There can be no assurance that we will be able to obtain liability insurance in the future or, if available, that such coverage will be available on acceptable terms.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
The following table contains information regarding purchases of our common stock made during the quarter ended March 31, 2020 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
1/1/2020 - 1/31/2020	620,353	$6.86	603,819	$58,006
2/1/2020 - 2/29/2020	1,367,591	6.43	773,579	53,007
3/1/2020 - 3/31/2020	1,685,370	5.33	1,685,370	44,026
Total	3,673,314	$5.99	3,062,768

(1)
Consists of 610,546 shares withheld to satisfy tax liabilities due upon the vesting of restricted stock during January (16,534 shares) and February 2020 (594,012 shares) and 3,062,768 shares purchased in open market transactions pursuant to the publicly announced repurchase program summarized in footnote (2) below. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)
On November 1, 2016, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of its common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of March 31, 2020, $44.0 million remained available under the repurchase program.

Item 5.  Other Information

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors as described in the Company’s definitive proxy statement filed with the SEC on September 18, 2019 (the "2019 Proxy Statement"). While the Company has not changed such procedures, on April 21, 2020 the Company announced that the Board of Directors has determined that the Company’s 2020 annual meeting of stockholders (the "Annual Meeting") will be held on Tuesday, June 30, 2020. Because the Annual Meeting will be held more than 30 days from the anniversary date of the Company’s 2019 annual meeting of stockholders, the deadlines set forth in the 2019 Proxy Statement for stockholder proposals and director nominations for consideration at the Annual Meeting no longer apply. The new deadline was the close of business on May 1, 2020 (which the Company determined to be a reasonable time before it expects to begin to print and distribute its proxy materials prior to the Annual Meeting) for proposals and director nominations of stockholders intended to be included in the Company’s proxy statement and form of proxy for the Annual Meeting pursuant to Rule 14a-8 under the Exchange Act or the proxy access provisions of the Company’s Amended and Restated Bylaws, and proposals and director nominations of stockholders intended to be considered at the Annual Meeting other than by means of inclusion in the Company’s proxy statement and form of proxy card. In addition to complying with this deadline, any stockholder proposals and nominations must comply with all applicable SEC rules, including Rule 14a-8, and the requirements set forth in the Company’s Amended and Restated Bylaws and applicable law.

Item 6.  Exhibits

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2019 (File No. 001-32641)).

3.2	Amended and Restated Bylaws of the Company dated October 29, 2019 (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on October 29, 2019 (File No. 001-32641)).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) filed on November 7, 2005 (File No. 333-127372)).
4.2	Description of the Company's common stock (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on February 19, 2020 (File No. 001-32641)).
10.1
Amendment No. 6 to Master Lease and Security Agreement dated effective as of March 4, 2020 by and between certain affiliates of the Company named therein as Tenant and certain affiliates of Ventas, Inc. named therein as landlord.

10.2
Form of Restricted Stock Unit Agreement under the Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (the "Omnibus Incentive Plan") (2020 Time-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.29 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A Filed on April 29, 2020 (File No. 001-32641)).

10.3
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2020 Performance-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.30 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A Filed on April 29, 2020 (File No. 001-32641)).

10.4
First Amendment to Amended and Restated Master Transactions and Cooperation Agreement dated as of January 31, 2020, by and among the Company and Healthpeak Properties, Inc. (incorporated by reference to Exhibit 10.1.4 to the Company’s Annual Report on Form 10-K filed on February 19, 2020 (File No. 001-32641)).

10.5
Amendment No. 2 to the Equity Interest Purchase Agreement dated as of January 31, 2020, by and among certain subsidiaries of the Company and certain subsidiaries of Healthpeak Properties, Inc. (incorporated by reference to Exhibit 10.1.5 to the Company’s Annual Report on Form 10-K filed on February 19, 2020 (File No. 001-32641)).

10.6
Amendment No. 1 to Omnibus Incentive Plan effective February 12, 2020 (incorporated by reference to Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K filed on February 19, 2020 (File No. 001-32641)).

10.7
Second Amendment to Brookdale Senior Living Inc. Associate Stock Purchase Plan effective as of February 13, 2020 (incorporated by reference to Exhibit 10.24.3 to the Company’s Annual Report on Form 10-K filed on February 19, 2020 (File No. 001-32641)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Steven E. Swain
Name:	Steven E. Swain
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	May 6, 2020