Form 10-Q
period 2020-09-30
Brookdale Senior Living Inc.
filed 2020-11-05
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of November 3, 2020, 183,384,875 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted shares and restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$354,621	$240,227
Marketable securities	136,136	68,567
Restricted cash	35,206	26,856
Accounts receivable, net	113,820	133,613
Assets held for sale	8,324	42,671
Prepaid expenses and other current assets, net	73,977	84,241
Total current assets	722,084	596,175
Property, plant and equipment and leasehold intangibles, net	5,127,167	5,109,834
Operating lease right-of-use assets	843,265	1,159,738
Restricted cash	103,248	34,614
Investment in unconsolidated ventures	5,750	21,210
Goodwill	154,131	154,131
Other assets, net	52,282	118,731
Total assets	$7,007,927	$7,194,433
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$72,345	$339,413
Current portion of financing lease obligations	19,074	63,146
Current portion of operating lease obligations	145,953	193,587
Trade accounts payable	62,591	104,721
Accrued expenses	277,046	266,703
Refundable fees and deferred revenue	142,001	79,402
Total current liabilities	719,010	1,046,972
Long-term debt, less current portion	3,857,820	3,215,710
Financing lease obligations, less current portion	547,922	771,434
Operating lease obligations, less current portion	874,657	1,277,178
Deferred tax liability	12,671	15,397
Other liabilities	151,677	169,017
Total liabilities	6,163,757	6,495,708
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at September 30, 2020 and December 31, 2019; 198,442,483 and 199,593,343 shares issued and 187,914,958 and 192,128,586 shares outstanding (including 4,559,537 and 7,252,459 unvested restricted shares), respectively	1,984	1,996
Additional paid-in-capital	4,209,710	4,172,099
Treasury stock, at cost; 10,527,525 and 7,464,757 shares at September 30, 2020 and December 31, 2019, respectively	(102,774)	(84,651)
Accumulated deficit	(3,267,064)	(3,393,088)
Total Brookdale Senior Living Inc. stockholders' equity	841,856	696,356
Noncontrolling interest	2,314	2,369
Total equity	844,170	698,725
Total liabilities and equity	$7,007,927	$7,194,433
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue and other operating income
Resident fees	$700,771	$801,237	$2,215,107	$2,412,579
Management fees	5,669	13,564	120,460	44,756
Reimbursed costs incurred on behalf of managed communities	90,775	194,148	315,003	613,115
Other operating income	10,765	—	37,458	—
Total revenue and other operating income	807,980	1,008,949	2,688,028	3,070,450

Expense
Facility operating expense (excluding facility depreciation and amortization of $81,854, $86,213, $253,126, and $261,110, respectively)	570,530	615,717	1,765,046	1,792,057
General and administrative expense (including non-cash stock-based compensation expense of $6,136, $5,929, $18,212, and $18,315, respectively)	54,138	56,409	161,251	170,296
Facility operating lease expense	51,620	67,253	178,480	203,610
Depreciation and amortization	87,821	93,550	271,713	284,462
Asset impairment	8,213	2,094	96,729	6,254
Loss (gain) on facility lease termination and modification, net	—	—	—	2,006
Costs incurred on behalf of managed communities	90,775	194,148	315,003	613,115
Total operating expense	863,097	1,029,171	2,788,222	3,071,800
Income (loss) from operations	(55,117)	(20,222)	(100,194)	(1,350)

Interest income	607	2,162	4,305	8,059
Interest expense:
Debt	(36,908)	(44,344)	(117,645)	(135,180)
Financing lease obligations	(11,908)	(16,567)	(37,082)	(49,959)
Amortization of deferred financing costs and debt discount	(1,730)	(1,167)	(4,601)	(3,132)
Gain (loss) on debt modification and extinguishment, net	(7,917)	(2,455)	11,107	(5,194)
Equity in earnings (loss) of unconsolidated ventures	(293)	(2,057)	(863)	(3,574)
Gain (loss) on sale of assets, net	2,209	579	374,019	2,723
Other non-operating income (loss)	948	3,763	4,598	9,950
Income (loss) before income taxes	(110,109)	(80,308)	133,644	(177,657)
Benefit (provision) for income taxes	(14,884)	1,800	(7,560)	488
Net income (loss)	(124,993)	(78,508)	126,084	(177,169)
Net (income) loss attributable to noncontrolling interest	18	50	55	646
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(124,975)	$(78,458)	$126,139	$(176,523)

Net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders:
Basic	$(0.68)	$(0.42)	$0.69	$(0.95)
Diluted	$(0.68)	$(0.42)	$0.69	$(0.95)

Weighted average common shares outstanding:
Basic	183,244	185,516	183,535	186,130
Diluted	183,244	185,516	183,668	186,130
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total equity, balance at beginning of period	$939,889	$866,204	$698,725	$1,018,413

Common stock:
Balance at beginning of period	$1,984	$1,998	$1,996	$1,968
Issuance of common stock under Associate Stock Purchase Plan	1	—	2	2
Restricted stock, net	(1)	(1)	(8)	31
Shares withheld for employee taxes	—	—	(6)	(4)
Balance at end of period	$1,984	$1,997	$1,984	$1,997
Additional paid-in-capital:
Balance at beginning of period	$4,180,436	$4,161,045	$4,172,099	$4,151,147
Compensation expense related to restricted stock grants	6,136	5,929	18,212	18,315
Issuance of common stock under Associate Stock Purchase Plan	300	281	468	878
Issuance of warrants	22,883	—	22,883	—
Restricted stock, net	1	1	8	(31)
Shares withheld for employee taxes	(61)	(137)	(4,012)	(3,238)
Other, net	15	27	52	75
Balance at end of period	$4,209,710	$4,167,146	$4,209,710	$4,167,146
Treasury stock:
Balance at beginning of period	$(102,774)	$(79,097)	$(84,651)	$(64,940)
Purchase of treasury stock	—	—	(18,123)	(14,157)
Balance at end of period	$(102,774)	$(79,097)	$(102,774)	$(79,097)
Accumulated deficit:
Balance at beginning of period	$(3,142,089)	$(3,223,222)	$(3,393,088)	$(3,069,272)
Cumulative effect of change in accounting principle (Note 2)	—	—	(115)	(55,885)
Net income (loss)	(124,975)	(78,458)	126,139	(176,523)
Balance at end of period	$(3,267,064)	$(3,301,680)	$(3,267,064)	$(3,301,680)
Noncontrolling interest:
Balance at beginning of period	$2,332	$5,480	$2,369	$(490)
Net income (loss) attributable to noncontrolling interest	(18)	(50)	(55)	(646)
Noncontrolling interest contribution	—	—	—	6,566
Balance at end of period	$2,314	$5,430	$2,314	$5,430
Total equity, balance at end of period	$844,170	$793,796	$844,170	$793,796

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	187,920	193,111	192,129	192,356
Issuance of common stock under Associate Stock Purchase Plan	121	41	182	137
Restricted stock grants, net	(104)	(62)	(683)	3,258
Shares withheld for employee taxes	(22)	(17)	(650)	(467)
Purchase of treasury stock	—	—	(3,063)	(2,211)
Balance at end of period	187,915	193,073	187,915	193,073

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$126,084	$(177,169)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on debt modification and extinguishment, net	(11,107)	5,194
Depreciation and amortization, net	276,314	287,594
Asset impairment	96,729	6,254
Equity in (earnings) loss of unconsolidated ventures	863	3,574
Distributions from unconsolidated ventures from cumulative share of net earnings	766	2,388
Amortization of entrance fees	(1,606)	(1,172)
Proceeds from deferred entrance fee revenue	118	2,902
Deferred income tax (benefit) provision	(2,727)	(1,216)
Operating lease expense adjustment	(132,276)	(13,626)
Loss (gain) on sale of assets, net	(374,019)	(2,723)
Loss (gain) on facility lease termination and modification, net	—	2,006
Non-cash stock-based compensation expense	18,212	18,315
Non-cash management contract termination gain	—	(640)
Other	(1,965)	(7,173)
Changes in operating assets and liabilities:
Accounts receivable, net	19,678	(6,756)
Prepaid expenses and other assets, net	27,504	50,387
Prepaid insurance premiums financed with notes payable	(5,823)	(5,875)
Trade accounts payable and accrued expenses	17,002	(21,970)
Refundable fees and deferred revenue	64,763	(24,007)
Operating lease assets and liabilities for lessor capital expenditure reimbursements	13,640	12,043
Net cash provided by (used in) operating activities	132,150	128,330
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	3,399	(430)
Purchase of marketable securities	(255,373)	(137,786)
Sale and maturities of marketable securities	188,750	104,000
Capital expenditures, net of related payables	(140,690)	(206,385)
Acquisition of assets, net of related payables and cash received	(472,193)	(453)
Investment in unconsolidated ventures	(1,809)	(4,294)
Distributions received from unconsolidated ventures	—	7,454
Proceeds from sale of assets, net	331,103	53,430
Proceeds from notes receivable	2,849	34,109
Net cash provided by (used in) investing activities	(343,964)	(150,355)
Cash Flows from Financing Activities
Proceeds from debt	961,833	318,491
Repayment of debt and financing lease obligations	(518,700)	(404,152)
Proceeds from line of credit	166,381	—
Repayment of line of credit	(166,381)	—
Purchase of treasury stock, net of related payables	(18,123)	(18,401)
Payment of financing costs, net of related payables	(18,141)	(6,357)
Payments of employee taxes for withheld shares	(4,012)	(3,242)
Other	335	827
Net cash provided by (used in) financing activities	403,192	(112,834)
Net increase (decrease) in cash, cash equivalents, and restricted cash	191,378	(134,859)
Cash, cash equivalents, and restricted cash at beginning of period	301,697	450,218
Cash, cash equivalents, and restricted cash at end of period	$493,075	$315,359

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

Lease Accounting

The Company, as lessee, recognizes a right-of-use asset and a lease liability on the Company's condensed consolidated balance sheet for its community, office, and equipment leases. As of the commencement date of a lease, a lease liability and corresponding right-of-use asset is established on the Company's condensed consolidated balance sheet at the present value of future minimum lease payments. The Company's community leases generally contain fixed annual rent escalators or annual rent escalators based on an index, such as the consumer price index. The future minimum lease payments recognized on the condensed consolidated balance sheet include fixed payments (including in-substance fixed payments) and variable payments estimated utilizing the index or rate on the lease commencement date. The Company recognizes lease expense as incurred for additional variable payments. For the Company's leases that do not contain an implicit rate, the Company utilizes its estimated incremental borrowing rate to determine the present value of lease payments based on information available at commencement of the lease. The Company's estimated incremental borrowing rate reflects the fixed rate at which the Company could borrow a similar amount for the same term on a collateralized basis. The Company elected the short-term lease exception policy which permits leases with an initial term of 12 months or less to not be recorded on the Company's condensed consolidated balance sheet and instead to be recognized as lease expense as incurred.

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

Financing Leases

Financing lease right-of-use assets are recognized within property, plant and equipment and leasehold intangibles, net on the Company's condensed consolidated balance sheets. The Company recognizes interest expense on the financing lease liabilities utilizing the effective interest method. The right-of-use asset is generally amortized to depreciation and amortization expense on a straight-line basis over the lease term unless the lease contains an option to purchase the underlying asset that the Company is reasonably certain to exercise. If the Company is reasonably certain to exercise the purchase option, the asset is amortized over the useful life.

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

For sale‑leaseback transactions in which the Company has not transferred control of the underlying asset, the Company does not recognize an asset sale or derecognize the underlying asset until control is transferred. For such transactions, the Company continues to recognize the assets within property, plant and equipment and leasehold intangibles, net as financing leases and continues to depreciate the asset over its useful life. Additionally, the Company accounts for any amounts received as a financing lease liability and the Company recognizes interest expense on the financing lease liability utilizing the effective interest method with the interest expense limited to an amount that is not greater than the cash payments on the financing lease liability over the term of the lease.

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

3.  COVID-19 Pandemic

The United States broadly continues to experience the COVID-19 pandemic, which has significantly disrupted, and likely will continue to significantly disrupt for some period, the nation’s economy, the senior living industry, and the Company's business. Although a significant portion of the Company's corporate support associates began working from home in March 2020, the

Company continues to serve and care for seniors through the pandemic. Due to the average age and prevalence of chronic medical conditions among the Company's residents and patients, they generally are at disproportionately higher risk of hospitalization and adverse outcomes if they contract COVID-19. Upon confirmation of positive COVID-19 exposure at a community, the Company follows government guidance regarding minimizing further exposure, including associates’ adhering to personal protection protocols, restricting new resident admissions, and in some cases isolating residents. Seeking to prevent the introduction of COVID-19 into the Company's communities, and to help control further exposure to infections within communities, in March 2020 the Company began restricting visitors at all of its communities to essential healthcare personnel and certain compassionate care situations, screening associates and permitted visitors, suspending group outings, modifying communal dining and programming to comply with social distancing guidelines and, in most cases, implementing in-room only dining and activities programming, requesting that residents refrain from leaving the community unless medically necessary, and requiring new residents and residents returning from a hospital or nursing home to isolate in their apartment for fourteen days. The Company began easing restrictions on a community-by-community basis in July 2020. Due to the vulnerable nature of the Company's residents, the Company expects restrictions at its communities to continue for some time, and it may revert to more restrictive measures if the pandemic worsens or as necessary to comply with regulatory requirements.

The pandemic, including the related restrictions at the Company's communities, have significantly disrupted demand for senior living communities and the sales process, which typically includes in-person prospective resident visits within communities. The pandemic began to adversely impact the Company's occupancy and resident fee revenue during March 2020, as new resident leads, visits (including virtual visits), and move-in activity declined significantly compared to typical levels. Further deterioration of the Company's resident fee revenue will result from lower move-in activity and the resident attrition inherent in its business, which may increase due to the impacts of COVID-19. The Company's home health average daily census also began to decrease in March 2020 due to lower occupancy in its communities and fewer elective medical procedures and hospital discharges.

Facility operating expense for the three and nine months ended September 30, 2020 includes $24.5 million and $95.1 million, respectively, of incremental direct costs to prepare for and respond to the pandemic, including costs for: acquisition of additional personal protective equipment ("PPE"), medical equipment, and cleaning and disposable food service supplies, enhanced cleaning and environmental sanitation, increased labor, increased workers compensation and health plan expense, consulting and professional services, and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. The Company is not able to reasonably predict the total amount of costs it will incur related to the pandemic, and such costs are likely to be substantial. As described further in Note 6, the Company also recorded non-cash impairment charges in its operating results of $8.2 million and $95.2 million for the three and nine months ended September 30, 2020, respectively, for its operating lease right-of-use assets and property, plant and equipment and leasehold intangibles, primarily due to the COVID-19 pandemic and lower than expected operating performance at communities for which assets were impaired.

The Company has taken, and continues to take, actions to enhance and preserve its liquidity in response to the pandemic. During the nine months ended September 30, 2020, the Company has completed its financing plans in the regular course of business, including refinancing substantially all of its remaining 2020 and 2021 maturities. In addition, on August 31, 2020, the Company terminated its $250 million revolving credit facility and obtained $266.9 million of non-recourse mortgage financing on 16 communities, most of which had secured the credit facility prior to its termination. See Note 10 for further information regarding the Company's financings. During the nine months ended September 30, 2020, the Company accepted $36.1 million of cash for grants under the Public Health and Social Services Emergency Fund (the "Provider Relief Fund") and $87.5 million of accelerated/advanced Medicare payments, and it deferred $50.1 million of the employer portion of social security payroll taxes. Each of these programs were created or expanded under the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), as described below. The Company also has delayed or canceled a number of elective capital expenditure projects and suspended repurchases under its existing share repurchase program. On July 26, 2020, the Company restructured its 120 community triple-net master lease with Ventas, Inc. ("Ventas") in a multipart transaction. The components included, among other things, reducing the Company's initial annual minimum rent to $100 million, representing a reduction of approximately $86 million over the twelve months ending June 30, 2021, and removal of the prior requirements that the Company satisfy financial covenants and maintain a security deposit with Ventas. The Company paid a $119.2 million one-time cash lease payment to Ventas in connection with the transaction effective July 26, 2020. See Note 5 for more information about the Ventas Lease Restructuring.

As of September 30, 2020, the Company's total liquidity was $490.7 million, consisting of $354.6 million of unrestricted cash and cash equivalents and $136.1 million of marketable securities. The Company continues to seek opportunities to enhance and preserve its liquidity, including through reducing expenses and elective capital expenditures, continuing to evaluate its financing structure and the state of debt markets, and seeking further government-sponsored financial relief related to the COVID-19 pandemic. There is no assurance that debt financing will continue to be available on terms consistent with the Company's expectations or at all, or that the Company's efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief.

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

•During the three and nine months ended September 30, 2020, the Company accepted $2.6 million and $36.1 million of cash for grants from the Provider Relief Fund, respectively, which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The accepted grants were made available pursuant to the following distributions from the Provider Relief Fund:

•$28.9 million pursuant to the Phase 1 General Distribution, which generally related to home health, hospice,     outpatient therapy, and skilled nursing care provided through the Company's Health Care Services and CCRCs segments.

•$4.6 million pursuant to the Skilled Nursing Facility Targeted Distribution, which generally related to the Company's certified skilled nursing facilities.

•$2.6 million pursuant to the Nursing Home Infection Control Distribution, which related to its skilled nursing care provided through its CCRCs segments. Further funding may become available to the Company from this distribution based on an incentive program that measures skilled nursing facilities’ COVID-19 infection rates and mortality.

The Company has applied for additional grants made available pursuant to the Provider Relief Fund's Phase 2 General Distribution, generally related to its senior housing segments. The amount of such grants are expected to be based on 2% of a portion of the Company's 2018 revenues from patient care.

The Company has also applied for additional grants pursuant to the Provider Relief Fund’s Phase 3 General Distribution, for which HHS allocated up to $20 billion. According to HHS’ guidance, eligible applicants will receive grant amounts to ensure that they have received approximately 2% of their annual patient care revenue, plus an additional percentage of their change in revenues minus their operating expenses, in each case from patient care attributable to COVID-19.

Grants from the Provider Relief Fund are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for healthcare related expenses or lost revenues that are attributable to COVID-19. The permissible uses of grants from the Nursing Home Infection Control Distribution are further limited to certain infection control expenses.

During the three and nine months ended September 30, 2020, the Company recognized $8.6 million and $35.0 million, respectively, of the grants as other operating income based upon its estimates of its satisfaction of the conditions of the grants during such period. As of September 30, 2020, $1.1 million of unrecognized grants were included in refundable fees and deferred revenue within the Company's condensed consolidated balance sheets. The $36.1 million of grants accepted from the Provider Relief Fund during the nine months ended September 30, 2020 has been presented within net cash provided by (used in) operating activities within the Company's condensed consolidated statement of cash flows.

•During the three and nine months ended September 30, 2020, the Company received $2.5 million and $87.5 million, respectively, under the Accelerated and Advance Payment Program administered by CMS, which was temporarily expanded by the CARES Act. Under the program, the Company requested acceleration/advancement of 100% of its Medicare payment amount for a three-month period. The Continuing Appropriations Act, 2021 and Other Extensions Act, enacted on October 1, 2020, amended the repayment terms for accelerated/advanced payments. As amended, recoupment of accelerated/advanced payments will begin one year after payments were issued. Payments will be recouped at a rate of 25% of Medicare payments for the first eleven months following the anniversary of issuance and at a rate of 50% of Medicare payments for the next six months. Any outstanding balance of accelerated/advanced payments will be due following such recoupment period. As of September 30, 2020, $87.5 million is recognized in refundable fees and deferred revenue within the condensed consolidated balance sheets. The $87.5 million received has been presented within net cash provided by operating activities within the Company's condensed consolidated statement of cash flows.

•Under the CARES Act, the Company has elected to defer payment of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. As of September 30, 2020, the Company has deferred payment of $50.1 million under the program and presented such amount within other liabilities within the Company's condensed consolidated balance sheets.

•The CARES Act temporarily suspended the 2% Medicare sequestration for the period May 1, 2020 to December 31, 2020, which primarily benefits the Company's Health Care Services segment.

The Company cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on its business, results of operations, cash flow, and liquidity, and its response efforts may continue to delay or negatively impact its strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in its markets; the development and availability of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including its ability to qualify for and satisfy the terms and conditions of financial relief; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and the Company's ability to adapt its sales and marketing efforts to meet that demand; the impact of COVID-19 on its residents’ and their families’ ability to afford its resident fees, including due to changes in unemployment rates, consumer confidence, and equity markets caused by COVID-19; changes in the acuity levels of its residents; the disproportionate impact of COVID-19 on seniors generally and those residing in its communities; the duration and costs of its response efforts, including increased equipment, supplies, labor, litigation, testing, and other expenses; the impact of COVID-19 on its ability to complete financings, refinancings, or other transactions (including dispositions) or to generate sufficient cash flow to cover required interest and lease payments and to satisfy financial and other covenants in its debt and lease documents; increased regulatory requirements, including unfunded, mandatory testing; increased enforcement actions resulting from COVID-19, including those that may limit its collection efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or its response efforts.

4.  Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. Potentially dilutive common stock equivalents include unvested restricted stock, restricted stock units, and warrants.

The following table summarizes the computation of basic and diluted earnings (loss) per share amounts presented in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income attributable to common shareholders:
Net income (loss)	$(124,975)	$(78,458)	$126,139	$(176,523)

Weighted average shares outstanding - basic	183,244	185,516	183,535	186,130
Effect of dilutive securities - Unvested restricted stock and restricted stock units	—	—	133	—
Weighted average shares outstanding - diluted	183,244	185,516	183,668	186,130
Basic earnings (loss) per common share:
Net income (loss) per share attributable to common shareholders	$(0.68)	$(0.42)	$0.69	$(0.95)
Diluted earnings (loss) per common share:
Net income (loss) per share attributable to common shareholders	$(0.68)	$(0.42)	$0.69	$(0.95)

For the three months ended September 30, 2020, the Company reported a consolidated net loss. As a result of the net loss, unvested restricted stock, restricted stock units, and potential shares issuable under a warrant were antidilutive for the period and were not included in the computation of diluted weighted average shares. The weighted average unvested restricted stock and restricted stock units excluded from the calculation of diluted net loss per share was 9.0 million for the three months ended September 30, 2020. For the three months ended September 30, 2020, 16.3 million potential shares issuable under a warrant were excluded from the calculation of diluted net loss per share.

For the nine months ended September 30, 2020, the calculation of diluted weighted average shares excludes 6.9 million of non-performance-based unvested restricted stock and restricted stock units and 16.3 million potential shares issuable under a warrant as the inclusion of such shares would have been antidilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date. For the nine months ended September 30, 2020, the calculation of diluted weighted average shares excludes 1.8 million of unvested performance-based restricted stock and restricted stock units.

During the three and nine months ended September 30, 2019, the Company reported a consolidated net loss. As a result of the net loss, unvested restricted stock and restricted stock units were antidilutive for the periods and were not included in the computation of diluted weighted average shares. The weighted average unvested restricted stock and restricted stock units excluded from the calculation of diluted net loss per share was 7.6 million for both the three and nine months ended September 30, 2019.

5.  Acquisitions, Dispositions and Other Transactions

During the period from January 1, 2019 through September 30, 2020, the Company acquired 27 communities that the Company formerly leased, disposed of 21 owned communities (including the conveyance of five communities to Ventas discussed below), and sold its ownership interest in its unconsolidated entry fee CCRC Venture (the "CCRC Venture") with Healthpeak Properties, Inc. ("Healthpeak"), and the Company's triple-net lease obligations on 14 communities were terminated. The acquisitions of formerly leased communities include the 18 communities acquired from Healthpeak described below and eight communities acquired pursuant to the exercise of a purchase option for a purchase price of $39.3 million, all of which occurred during the three months ended March 31, 2020. During the three months ended September 30, 2020, the Company acquired one formerly leased community pursuant to the exercise of a purchase option for a purchase price of $25.0 million.

As of September 30, 2020, the Company owned 350 communities, leased 302 communities, and managed 74 communities. One unencumbered community in the CCRCs segment was classified as held for sale, resulting in $8.3 million being recorded as assets held for sale as of September 30, 2020. The closings of the various pending and expected transactions described within this note are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Dispositions of Owned Communities

During the nine months ended September 30, 2020, the Company completed the sale of two owned communities (excluding the conveyance of five communities to Ventas, discussed below) for cash proceeds of $38.1 million, net of transaction costs, and recognized a net gain on sale of assets of $2.7 million.

During the year ended December 31, 2019, the Company completed the sale of 14 owned communities for cash proceeds of $85.4 million, net of transaction costs, and recognized a net gain on sale of assets of $5.5 million. The Company utilized a portion of the cash proceeds from the asset sales to repay approximately $5.1 million of associated mortgage debt and debt prepayment penalties. These dispositions included the sale of eight communities during the nine months ended September 30, 2019 for which the Company received cash proceeds of $44.1 million, net of transaction costs and recognized a net gain on sale of assets of $0.9 million for the nine months ended September 30, 2019.

Ventas Lease Restructuring

On July 26, 2020 (the "Effective Date"), the Company entered into definitive agreements with Ventas in connection with the restructuring of the Company’s lease arrangements with Ventas, including a Master Transaction Letter Agreement (the "Master Agreement"). Pursuant to the Master Agreement:

•On the Effective Date the parties entered into the Amended and Restated Master Lease and Security Agreement (the "Master Lease") and Amended and Restated Guaranty (the "Guaranty"), which amended and restated the prior Master Lease and Security Agreement and prior Guaranty, each dated as of April 26, 2018 and as amended from time to time. Pursuant to the Master Lease, the Company continues to lease 120 communities for an aggregate initial annual minimum rent of approximately $100 million, which reflects a reduction of approximately $83 million of annual minimum rent in effect prior to the transaction. Effective on January 1 of each lease year, beginning January 1, 2022, the annual minimum rent will be subject to a 3% escalator. The initial term of the Master Lease ends December 31, 2025, with two 10-year extension options available to the Company. The annual minimum rent for the initial lease year of any such renewal term will be the greater of the fair market rental of the communities or the increased annual minimum rent for such lease year applying the foregoing 3% escalator. The Master Lease removed the prior provision that would have automatically extended the initial term in the event of the consummation of a change of control transaction by the Company. The Master Lease requires the Company to spend (or escrow with Ventas) a minimum of $1,500 per unit on a community-level basis and $3,600 per unit on an aggregate basis of all communities, in each case per 24-month period ending December 31 during the lease term, commencing with the 24-month period ending December 31, 2021. In addition, Ventas has agreed to fund costs associated with certain pre-approved capital expenditure projects in the aggregate amount of up to $37.8 million. Upon disbursement of such expenditures, the annual minimum rent under the Master Lease will increase by the amount of the disbursement multiplied by 50% of the sum of the then current 10-year treasury note rate and 4.5%. The transaction agreements with Ventas further provide that the Master Lease and certain other agreements between the parties will be cross-defaulted.

The Company’s subsidiaries’ obligations under the Master Lease are guaranteed at the parent level pursuant to the Guaranty. The Guaranty removed the prior requirements that the Company satisfy, at the parent level, financial covenants and that the Company maintain a security deposit with Ventas. The Guaranty also removed the prior right of Ventas to terminate the Master Lease on the basis of parent level financial covenants. Pursuant to the terms of the Guaranty, the Company may consummate a change of control transaction without the need for consent of Ventas so long as certain objective conditions are satisfied, including the post-transaction guarantor’s maintaining a minimum tangible net worth of at least $600.0 million, having minimum levels of operational experience and reputation in the senior living industry, and paying a change of control fee of $25.0 million to Ventas. The Guaranty removed the prior provisions that would have required that such post-transaction guarantor satisfy a maximum leverage ratio level, that the Company fund additional capital expenditures, and that the Company extend the term upon the occurrence of the change in control transaction. Under the terms of the Guaranty, commencing January 1, 2024 (and until such time (if any) as the Company exercises its lease term extension option with respect to the Master Lease), Ventas shall have the right to terminate the Master Lease (with respect to one or more communities), provided that the trailing twelve month coverage ratio of each such community is less than 0.9x and provided further that the removal and termination of any such communities does not result in a portfolio coverage ratio with respect to the remaining communities in the Master Lease that is less than the portfolio coverage ratio prior to such removal and termination.

•On the Effective Date, the Company entered into a Second Amended and Restated Omnibus Agreement with Ventas, which provides that if a default occurs and is continuing under certain other material leases or under certain material financings and if the same continues beyond the permitted cure period or the applicable landlord or lender exercises any material remedies, Ventas shall have the right to transition all or a portion of the communities from the Master Lease to a management arrangement with the Company pursuant to a market management agreement (which is terminable by either party). Notwithstanding the foregoing, Ventas may only transition one or more communities from the Master Lease to a management arrangement if such transition does not result in a portfolio coverage ratio with respect to the remaining communities in the Master Lease that is less than the portfolio coverage ratio prior to such transition.

•On the Effective Date, the Company conveyed five owned communities to Ventas in full release and satisfaction of $78.4 million principal amount of indebtedness secured by the communities. Upon closing, the parties entered into new terminable, market rate management agreements pursuant to which the Company manages the communities. The Company also paid to Ventas $115.0 million in cash, released all security deposits under the former guaranty (which included the release of a $42.4 million deposit held by Ventas and the payment of $4.2 million in cash as settlement of the amount of letters of credit), and issued a $45.0 million unsecured interest-only promissory note to Ventas. The initial interest rate of the promissory note is 9.0% per annum and will increase by 0.50% on each anniversary of the date of issuance. The Company may prepay the outstanding principal amount in whole or in part at any time without premium or penalty. The promissory note matures on the earlier of December 31, 2025 or the occurrence of a change of control transaction (as defined in the Guaranty).

•On the Effective Date, the Company issued to Ventas a warrant (the "Warrant") to purchase 16.3 million shares of the Company’s common stock, $0.01 par value per share, at a price per share of $3.00. The Warrant is exercisable at Ventas' option at any time and from time to time, in whole or in part, until December 31, 2025. The exercise price and the number of shares issuable on exercise of the Warrant are subject to certain anti-dilution adjustments, including for cash dividends, stock dividends, stock splits, reclassifications, non-cash distributions, certain repurchases of common stock and business combination transactions. To the extent that the number of shares owned by Ventas (including shares underlying the Warrant) would be more than 9.6% of the total combined voting power of all the Company’s classes of capital stock or of the total value of shares of all the Company’s classes of capital stock (the “Ownership Cap”) (other than as a result of actions taken by Ventas), the Company would generally be required to repurchase the number of shares necessary to avoid Ventas exceeding the Ownership Cap unless Ventas makes an election to require the Company to pay Ventas cash in lieu of issuing shares pursuant to the Warrant in excess of the Ownership Cap. The Warrant and the shares issuable upon exercise thereof have not been registered under the Securities Act of 1933, as amended, and were issued in a private placement pursuant to Section 4(a)(2) thereof. On the Effective Date, the parties entered into a Registration Rights Agreement, pursuant to which Ventas and its permitted transferees are entitled to certain registration rights. Pursuant to the terms of the agreement, the Company filed a shelf registration statement with the SEC with respect to the shares of common stock underlying the Warrant, which was declared effective on August 17, 2020. Ventas is entitled to customary underwritten offering, piggyback, and additional demand registration rights with respect to the shares underlying the Warrant.

As a result of the modification of the community leases with Ventas, the Company reduced the carrying amount of lease obligations and assets under leases by $370.0 million and $159.5 million, respectively, in the three months ended September 30, 2020. As the Company's community leases do not contain an implicit rate, the Company utilized its incremental borrowing rate based on information available on the Effective Date to determine the present value of remaining lease payments for the community leases with Ventas. Additionally, the results and financial position of the five communities conveyed to Ventas were deconsolidated from the Company's financial statements prospectively as of the Effective Date. As of the Effective Date, the Warrant was recognized as a component of stockholders’ equity at its estimated fair value of $22.9 million. The Company’s net cash provided by operating activities for the nine months ended September 30, 2020 includes the $119.2 million one-time cash lease payment made to Ventas in connection with its lease restructuring transaction effective July 26, 2020. See Note 13 for more information regarding the adjustments to the Company’s condensed consolidated balance sheet as a result of this transaction.

Healthpeak CCRC Venture and Master Lease Transactions

On October 1, 2019, the Company entered into definitive agreements, including a Master Transactions and Cooperation Agreement (the "MTCA") and an Equity Interest Purchase Agreement (the "Purchase Agreement"), providing for a multi-part transaction with Healthpeak. The parties subsequently amended the agreements to include one additional entry fee CCRC community as part of the sale of the Company's interest in the CCRC Venture (rather than removing the community from the CCRC Venture for joint marketing and sale). The components of the multi-part transaction include:

•CCRC Venture Transaction. Pursuant to the Purchase Agreement, on January 31, 2020, Healthpeak acquired the Company's 51% ownership interest in the CCRC Venture, which held 14 entry fee CCRCs, for a purchase price of $289.2 million, net of a $5.9 million post-closing net working capital adjustment paid to Healthpeak during the three months ended June 30, 2020 (representing an aggregate valuation of $1.06 billion less portfolio debt, subject to a net working capital adjustment). The $289.2 million of cash received from Healthpeak is presented within net cash used in investing activities for the nine months ended September 30, 2020. The Company recognized a $369.8 million gain on sale of assets for the nine months ended September 30, 2020, and the Company derecognized the net equity method liability for the sale of the ownership interest in the CCRC Venture. At the closing, the parties terminated the Company's existing management agreements on the 14 entry fee CCRCs, Healthpeak paid the Company a $100.0 million management agreement termination fee, and the Company transitioned operations of the entry fee CCRCs to a new operator. The Company recognized $100.0 million of management fee revenue for the three months ended March 31, 2020 for the management termination fee. Prior to the January 31, 2020 closing, the parties moved the remaining two entry fee CCRCs into a new unconsolidated venture on substantially the same terms as the CCRC Venture to accommodate the sale of such two communities expected to occur in 2021. Subsequent to these transactions, the Company will have exited substantially all of its entry fee CCRC operations.

•Master Lease Transactions. Pursuant to the MTCA, on January 31, 2020, the parties amended and restated the existing master lease pursuant to which the Company continues to lease 25 communities from Healthpeak, and the Company acquired 18 formerly leased communities from Healthpeak, at which time the 18 communities were removed from the master lease. At the closing, the Company paid $405.5 million to acquire such communities and to reduce its annual rent under the amended and restated master lease. The $405.5 million of cash paid to Healthpeak and $1.7 million of direct acquisition costs are presented within net cash used in investing activities for the nine months ended September 30, 2020. The Company funded the community acquisitions with $192.6 million of non-recourse mortgage financing and the proceeds from the multi-part transaction. In addition, Healthpeak has agreed to terminate the lease for one leased community. With respect to the continuing 24 communities, the Company's amended and restated master lease: (i) has an initial term to expire on December 31, 2027, subject to two extension options at the Company's election for ten years each, which must be exercised with respect to the entire pool of leased communities; (ii) the initial annual base rent for the 24 communities is $41.7 million and is subject to an escalator of 2.4% per annum on April 1st of each year; and (iii) Healthpeak has agreed to make available up to $35.0 million for capital expenditures for a five-year period related to the 24 communities at an initial lease rate of 7.0%. As a result of the community acquisition transaction, the Company recognized a $19.7 million gain on debt extinguishment during the three months ended March 31, 2020 and derecognized the $105.1 million carrying amount of financing lease obligations for eight communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement.

6.  Fair Value Measurements

Marketable Securities

As of September 30, 2020, marketable securities of $136.1 million are stated at fair value based on valuation provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

Debt

The Company had outstanding long-term debt obligations with a carrying value of $3.9 billion and $3.6 billion as of September 30, 2020 and December 31, 2019, respectively. Fair value of the long-term debt approximates carrying value in all periods presented. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

Warrant

On July 26, 2020, the Company issued to Ventas a warrant to purchase up to 16.3 million shares of the Company’s common stock, at a price per share of $3.00. The fair value of this warrant of $22.9 million as of July 26, 2020 was estimated using the Black-Scholes option-pricing model utilizing a stock price volatility assumption of 65% which is considered a Level 2 input of the valuation hierarchy.

Asset Impairment Expense

The following is a summary of asset impairment expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Property, plant and equipment and leasehold intangibles, net	$4.9	$0.8	$19.6	$2.0
Operating lease right-of-use assets	3.3	—	75.6	—
Investment in unconsolidated ventures	—	—	1.5	—
Assets held for sale	—	1.3	—	1.3
Other assets, net	—	—	—	3.0
Asset impairment	$8.2	$2.1	$96.7	$6.3

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

In estimating the recoverability of asset groups for purposes of the Company’s long-lived asset impairment testing during the nine months ended September 30, 2020, the Company utilized future cash flow projections that are generally developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at the cash flow projections, the Company considers its estimates of the impacts of the pandemic, historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, estimated asset holding periods, and other factors.

As of March 31, 2020, June 30, 2020, and September 30, 2020 there was a wide range of possible outcomes as a result of the pandemic, as there was a high degree of uncertainty about its ultimate impacts. Management’s estimates of the impacts of the pandemic are highly dependent on variables that are difficult to predict, as further described in Note 3. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.

Operating Lease Right-of-Use Assets

As a result of the COVID-19 pandemic during the nine months ended September 30, 2020, the Company evaluated operating lease right-of-use assets for impairment and identified communities with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified communities and recorded an impairment charge for the excess of carrying amount over fair value. The Company recognized the right-of-use assets for the operating leases for 35 communities on the condensed consolidated balance sheets as of March 31, 2020 at the estimated fair value of $106.7 million. During the three months ended June 30, 2020, the Company recognized the right-of-use assets for the operating leases for nine communities on the condensed consolidated balance sheets at the estimated fair value of $10.3 million. During the three months ended September 30, 2020, the Company recognized the right-of-use assets for the operating leases for two communities on the condensed consolidated balance sheets as of September 30, 2020 at the estimated fair value of $3.0 million. As a result, the Company recorded non-cash impairment charges for the operating lease right-of-use assets of $3.3 million and $75.6 million for the three and nine months ended September 30, 2020, respectively.

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

Property, Plant and Equipment and Leasehold Intangibles, Net

During the nine months ended September 30, 2020, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified communities with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified communities and recorded an impairment charge for the excess of carrying amount over fair value. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $4.9 million and $19.6 million for the three and nine months ended September 30, 2020, respectively. The fair values of the property, plant and equipment of these communities were primarily determined utilizing a discounted cash flow approach considering stabilized facility operating income and market capitalization rates. These fair value measurements are considered Level 3 measurements within the valuation hierarchy. These impairment charges are primarily due to the COVID-19 pandemic and lower than expected operating performance at these communities and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

7.  Stock-Based Compensation

Grants of restricted stock units and stock awards under the Company's 2014 Omnibus Incentive Plan were as follows:

(in thousands, except for per share and unit amounts)	Restricted Stock Units and Stock Awards Granted	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2020	4,438	$7.06	$31,341
Three months ended June 30, 2020	78	$3.91	$303
Three months ended September 30, 2020	52	$2.78	$144

8.  Goodwill

The Company's Independent Living and Health Care Services segments had a carrying value of goodwill of $27.3 million and $126.8 million, respectively, as of both September 30, 2020 and December 31, 2019.

During the nine months ended September 30, 2020, the Company identified indicators of impairment of goodwill, including the COVID-19 pandemic and a significant decline in the Company's stock price and market capitalization for a sustained period. Refer to Note 3 for additional information on the COVID-19 pandemic.

As a result of the COVID-19 pandemic, the Company performed an interim quantitative goodwill impairment test as of March 31, 2020. The Company’s quantitative goodwill impairment test as of March 31, 2020 included reduced estimates of projected future cash flows as a result of changes to significant assumptions using information known or knowable about the COVID-19 pandemic, including current industry and economic trends, changes in business plans, and changes in expected revenue and facility operating expense growth rates. Additionally, the Company considered the additional risk within the future cash flow estimates when selecting risk-adjusted discount rates. The Company determined no impairment of goodwill was necessary for the nine months ended September 30, 2020.

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

9.  Property, Plant and Equipment and Leasehold Intangibles, Net

As of September 30, 2020 and December 31, 2019, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Land	$503,686	$450,894
Buildings and improvements	5,193,677	4,790,769
Furniture and equipment	933,474	859,849
Resident and leasehold operating intangibles	310,230	317,111
Construction in progress	62,319	80,729
Assets under financing leases and leasehold improvements	1,539,276	1,847,493
Property, plant and equipment and leasehold intangibles	8,542,662	8,346,845
Accumulated depreciation and amortization	(3,415,495)	(3,237,011)
Property, plant and equipment and leasehold intangibles, net	$5,127,167	$5,109,834

Assets under financing leases and leasehold improvements includes $0.4 billion and $0.6 billion of financing lease right-of-use assets, net of accumulated amortization, as of September 30, 2020 and December 31, 2019, respectively. Refer to Note 11 for further information on the Company's financing leases.

The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $87.8 million and $93.3 million for the three months ended September 30, 2020 and 2019, respectively, and $271.7 million and $282.6 million for the nine months ended September 30, 2020 and 2019, respectively.

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

10.  Debt

Long-term debt as of September 30, 2020 and December 31, 2019 consists of the following:

(in thousands)	September 30, 2020	December 31, 2019
Mortgage notes payable due 2021 through 2047; weighted average interest rate of 3.52% as of September 30, 2020, less debt discount and deferred financing costs of $28.3 million and $17.0 million as of September 30, 2020 and December 31, 2019, respectively (weighted average interest rate of 4.56% as of December 31, 2019)	$3,883,026	$3,496,735
Other notes payable, weighted average interest rate of 8.98% as of September 30, 2020 (weighted average interest rate of 5.77% as of December 31, 2019) and maturity dates ranging from 2021 to 2025	47,139	58,388
Total long-term debt	3,930,165	3,555,123
Current portion	72,345	339,413
Total long-term debt, less current portion	$3,857,820	$3,215,710

Credit Facilities

On August 31, 2020, the Company terminated its Fifth Amended and Restated Credit Agreement with Capital One, National Association, as administrative agent, lender, and swingline lender and the other lenders from time to time parties thereto (as amended, the (“Credit Agreement”). The Credit Agreement had provided commitments for a $250.0 million revolving credit facility with a $60.0 million sublimit for letters of credit and a $50.0 million swingline feature. The credit facility was secured by first priority mortgages on certain of the Company's communities, and availability varied from time to time based on borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and the Company's consolidated fixed charge coverage ratio. The Credit Agreement was terminated in connection with the Company obtaining approximately $266.9 million of non-recourse mortgage financing on 16 communities on August 31, 2020, most of which had secured the Credit Agreement prior to its termination. At the closing, the Company repaid the $166.4 million outstanding principal amount under the Credit Agreement, together with accumulated interest, without payment of any termination fee or penalty, and the Company cash collateralized the letters of credit outstanding under the Credit Agreement.

As of September 30, 2020, $87.7 million of letters of credit have been issued of which $46.7 million were issued under the Company's $50.0 million unsecured credit facility. Restricted cash as of September 30, 2020 includes $41.4 million of collateral deposits for the $41.0 million secured letters of credit.

Financings

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

On August 31, 2020, the Company obtained $266.9 million of debt secured by the non-recourse first mortgages on 16 communities, most of which secured the credit facility prior to its termination. Of the total principal, $191.3 million bears interest at a fixed rate of 2.89%, and the remaining $75.6 million bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 249 basis points. The debt matures in September 2030. The $266.9 million of proceeds from the financing were primarily utilized to repay the outstanding principal amount under the Credit Agreement and to cash collateralize letters of credit.

On September 9, 2020, the Company obtained $220.5 million of debt secured by the non-recourse first mortgages on 27 communities. Of the total principal, $156.5 million bears interest at a fixed rate of 3.18%, and the remaining $64.0 million bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 254 basis points. The debt matures in October 2030. The $220.5 million of proceeds from the financing were primarily utilized to repay outstanding mortgage debt maturing in 2020 and 2021.

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

As of September 30, 2020, the Company is in compliance with the financial covenants of its debt agreements.

11.  Leases

As of September 30, 2020, the Company operated 302 communities under long-term leases (236 operating leases and 66 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of September 30, 2020, the Company is in compliance with the financial covenants of its long-term leases.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and cash flows from leasing transactions is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Leases (in thousands)	2020	2019	2020	2019
Facility operating expense	$4,755	$4,532	$14,540	$13,761
Facility lease expense	51,620	67,253	178,480	203,610
Operating lease expense	56,375	71,785	193,020	217,371
Operating lease expense adjustment (1)	117,322	4,814	132,276	13,626
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(3,131)	(11,043)	(13,640)	(12,043)
Operating cash flows from operating leases	$170,566	$65,556	$311,656	$218,954
(1)Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense recognized in accordance with Accounting Standards Codification, Leases ("ASC 842"). Operating cash flows from operating leases for the three and nine months ended September 30, 2020 includes the $119.2 million one-time cash lease payment made to Ventas in connection with the Company's lease restructuring transaction effective July 26, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financing Leases (in thousands)	2020	2019	2020	2019
Depreciation and amortization	$7,818	$11,675	$24,999	$35,030
Interest expense: financing lease obligations	11,908	16,567	37,082	49,959
Financing lease expense	$19,726	$28,242	$62,081	$84,989

Operating cash flows from financing leases	$11,908	$16,567	$37,082	$49,959
Financing cash flows from financing leases	4,548	5,549	14,312	16,502
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	(923)	—	(4,337)	—
Total cash flows from financing leases	$15,533	$22,116	$47,057	$66,461

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases recognized on the condensed consolidated balance sheet as of September 30, 2020 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
2020 (three months)	$53,625	$15,968
2021	212,133	64,630
2022	195,487	65,234
2023	195,734	65,960
2024	195,462	67,166
Thereafter	482,894	166,745
Total lease payments	1,335,335	445,703
Purchase option liability and non-cash gain on future sale of property	—	412,817
Imputed interest and variable lease payments	(314,725)	(291,524)
Total lease obligations	$1,020,610	$566,996

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

In June 2020, the Company and several current and former executive officers were named as defendants in a putative class action lawsuit alleging violations of the federal securities laws filed in the federal court for the Middle District of Tennessee. The lawsuit asserts that the defendants made material misstatements and omissions concerning the Company's business, operational and compliance policies that caused the Company's stock price to be artificially inflated between August 2016 and April 2020. While the Company cannot predict with certainty the result of this or any other legal proceedings, the Company believes the allegations in the suit are without merit and does not expect this matter to have a material adverse effect on the Company's financial condition, results of operations, or cash flows. In October 2020, an alleged stockholder of the Company filed a stockholder derivative lawsuit in the federal court for the Middle District of Tennessee, asserting claims on behalf of the Company against certain current and former officers and directors for alleged breaches of duties owed to the Company. The complaint refers to the securities lawsuit described above and incorporates substantively similar allegations.

13.  Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid	$157,688	$185,722
Income taxes paid, net of refunds	4,236	1,909

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$104,949	$180,187
Capital expenditures - development, net	9,913	18,677
Capital expenditures - non-development - reimbursable	17,979	12,043
Trade accounts payable	7,849	(4,522)
Net cash paid	$140,690	$206,385
Acquisition of communities from Healthpeak:
Property, plant and equipment and leasehold intangibles, net	$286,734	$—
Operating lease right-of-use assets	(63,285)	—
Financing lease obligations	129,196	—
Operating lease obligations	74,335	—
Loss (gain) on debt modification and extinguishment, net	(19,731)	—
Net cash paid	$407,249	$—
Master Agreement with Ventas:
Property, plant and equipment and leasehold intangibles, net	$(66,444)	$—
Operating lease right-of-use assets	(153,213)	—

Other assets, net	(42,354)	—
Long-term debt	34,053	—
Financing lease obligations	7,077	—
Operating lease obligations	362,944	—
Additional paid-in-capital	(22,883)	—
Net cash paid	$119,180	$—
Acquisition of other assets, net of related payables and cash received:
Property, plant and equipment and leasehold intangibles, net	$684	$—
Other intangible assets, net	—	453
Financing lease obligations	64,260	—
Net cash paid	$64,944	$453
Proceeds from sale of CCRC Venture, net:
Investments in unconsolidated ventures	$(14,848)	$—
Current portion of long-term debt	34,706	—
Other liabilities	60,748	—
Loss (gain) on sale of assets, net	(369,831)	—
Net cash received	$(289,225)	$—
Proceeds from sale of other assets, net:
Prepaid expenses and other assets, net	$(1,318)	$(5,298)
Assets held for sale	(34,348)	(41,882)
Property, plant and equipment and leasehold intangibles, net	(938)	(647)
Investments in unconsolidated ventures	—	(156)
Other liabilities	(1,086)	(2,724)
Loss (gain) on sale of assets, net	(4,188)	(2,723)
Net cash received	$(41,878)	$(53,430)

Supplemental Schedule of Non-cash Operating, Investing, and Financing Activities:
Assets designated as held for sale:
Prepaid expenses and other assets, net	$—	$(5)
Assets held for sale	—	9,169
Property, plant and equipment and leasehold intangibles, net	—	(9,164)
Net	$—	$—
Healthpeak master lease modification:
Property, plant and equipment and leasehold intangibles, net	$(57,462)	$—
Operating lease right-of-use assets	88,044	—
Financing lease obligations	70,874	—
Operating lease obligations	(101,456)	—
Net	$—	$—
Other lease termination and modification, net:
Prepaid expenses and other assets, net	$—	$(648)
Property, plant and equipment and leasehold intangibles, net	13,498	(1,666)
Operating lease right-of-use assets	7,291	(8,644)
Financing lease obligations	(15,483)	—
Operating lease obligations	(5,199)	9,289
Other liabilities	(107)	(337)
Loss (gain) on facility lease termination and modification, net	—	2,006
Net	$—	$—

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

Restricted cash consists principally of deposits for letters of credit, escrow deposits for real estate taxes, property insurance, and capital expenditures, debt service reserve accounts required by certain lenders under mortgage debt agreements, and deposits as security for self-insured retention risk under workers' compensation programs and property insurance programs. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in thousands)	September 30, 2020	December 31, 2019
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$354,621	$240,227
Restricted cash	35,206	26,856
Long-term restricted cash	103,248	34,614
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$493,075	$301,697

14.  Income Taxes

The difference between the Company's effective tax rate for the three and nine months ended September 30, 2020 and September 30, 2019 was primarily due to the tax impact of the multi-part transaction with Healthpeak that occurred in the three months ended March 31, 2020. The impact represented the tax expense recorded on the gain of the sale of the Company's interest in the CCRC Venture offset by a decrease in the valuation allowance that was a direct result of the multi-part transaction with Healthpeak. This was slightly offset by the adjustment for stock-based compensation, which was greater in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2020.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $27.4 million for the three months ended September 30, 2020 and an aggregate deferred federal, state, and local tax expense of $36.8 million for the nine months ended September 30, 2020. The expense includes $93.1 million as a result of the gain on the sale of the Company's interest in the CCRC Venture offset by a benefit of $56.3 million as a result of the operating losses (exclusive of the CCRC Venture sale) for the nine months ended September 30, 2020. The benefit for the three months ended September 30, 2020 is offset by additional valuation allowance of $40.0 million. The tax expense for the nine months ended September 30, 2020 is offset by a reduction in valuation allowance of $39.5 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $19.4 million and $39.0 million for the three and nine months ended September 30, 2019. The benefit includes $19.4 million and $40.7 million as a result of the operating losses for the three and nine months ended September 30, 2019. The benefit was reduced by a $1.7 million reduction in the deferred tax asset related to employee stock compensation for the nine months ended September 30, 2019.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of September 30, 2020 and December 31, 2019 was $369.4 million and $408.9 million, respectively.

The decrease in the valuation allowance for the nine months ended September 30, 2020 is the result of a reduction in the Company’s valuation allowance of $117.6 million as a result of the Healthpeak transaction offset by an increase in the valuation allowance of $78.1 million established against current operating losses during the nine months ended September 30, 2020, and by the anticipated reversal of future tax liabilities offset by future tax deductions. The increase in the valuation allowance during the nine months ended September 30, 2019 was comprised of multiple components. The increase included $13.8 million resulting from the adoption of ASC 842 recorded to equity, and the related addition of future timing differences recorded in the three months ended March 31, 2019. An additional $39.4 million of allowance was established against the current operating loss incurred during the nine months ended September 30, 2019. Offsetting the increases was a decrease of $1.7 million of allowance as a result of removal of future timing differences related to employee stock compensation recorded in the three months ended March 31, 2019.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three and nine months ended September 30, 2020 and 2019 which are included in income tax expense or benefit for the period. As of

September 30, 2020, tax returns for years 2015 through 2018 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

15.  Revenue

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by payor source. The Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. See details on a reportable segment basis in the tables below.

	Three Months Ended September 30, 2020
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$125,156	$391,292	$57,129	$221	$573,798
Government reimbursement	606	17,403	13,440	71,095	102,544
Other third-party payor programs	—	—	5,842	18,587	24,429
Total resident fee revenue	$125,762	$408,695	$76,411	$89,903	$700,771

	Three Months Ended September 30, 2019
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$136,274	$435,367	$70,353	$171	$642,165
Government reimbursement	600	17,107	19,931	89,157	126,795
Other third-party payor programs	—	—	9,820	22,457	32,277
Total resident fee revenue	$136,874	$452,474	$100,104	$111,785	$801,237

	Nine Months Ended September 30, 2020
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$390,124	$1,246,181	$181,812	$649	$1,818,766
Government reimbursement	1,778	52,149	46,589	215,350	315,866
Other third-party payor programs	—	—	21,582	58,893	80,475
Total resident fee revenue	$391,902	$1,298,330	$249,983	$274,892	$2,215,107

	Nine Months Ended September 30, 2019
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$406,667	$1,310,867	$212,978	$554	$1,931,066
Government reimbursement	1,852	50,358	61,614	269,428	383,252
Other third-party payor programs	—	—	30,492	67,769	98,261
Total resident fee revenue	$408,519	$1,361,225	$305,084	$337,751	$2,412,579

Contract Balances

The payment terms and conditions within the Company's revenue-generating contracts vary by contract type and payor source, although terms generally include payment to be made within 30 days.

Resident fee revenue for recurring and routine monthly services is generally billed monthly in advance under the Company's independent living, assisted living, and memory care residency agreements. Resident fee revenue for standalone or certain healthcare services is generally billed monthly in arrears. A portion of the Company's reimbursement from Medicare for certain healthcare services is billed near the start of each period of care, and cash is generally received before all services are rendered. The amount of revenue recognized for periods of care which are incomplete at period end is based on the Company's historical average percentage of days complete on each period of care and any unearned amounts are deferred and recognized when the service is performed. Additionally, non-refundable community fees are generally billed and collected in advance or upon move-in of a resident under the Company's independent living, assisted living, and memory care residency agreements. Amounts of revenue that are collected from residents in advance are recognized as deferred revenue until the performance obligations are satisfied. The Company had total deferred revenue (included within refundable fees and deferred revenue and other liabilities within the condensed consolidated balance sheets) of $139.5 million and $72.5 million, including $24.2 million and $38.9 million of monthly resident fees billed and received in advance, as of September 30, 2020 and December 31, 2019, respectively. Such amount of total deferred revenue as of September 30, 2020 also included $87.5 million received in the nine months ended September 30, 2020 under a temporary expansion of the Accelerated and Advance Payment Program administered by CMS. Such amount of advance receipts is anticipated to either be recognized as revenue and retained by the Company during the recoupment period from 2021 to 2022 as services are provided or refunded by the Company at the conclusion of such period. Refer to Note 3 for additional information on such program. For the nine months ended September 30, 2020 and 2019, the Company recognized $59.3 million and $83.7 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2020 and 2019. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

For the three months ended September 30, 2020 and 2019, the Company recognized $4.8 million and $3.8 million, respectively, and for the nine months ended September 30, 2020 and 2019, the Company recognized $12.4 million and $10.8 million, respectively, of charges within facility operating expense within the condensed consolidated statements of operations for additions to the allowance for credit losses.

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

The following table sets forth selected segment financial and operating data:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue and other operating income:
Independent Living(1)(2)	$125,858	$136,874	$391,998	$408,519
Assisted Living and Memory Care(1)(2)	410,631	452,474	1,300,418	1,361,225
CCRCs(1)(2)	79,252	100,104	262,370	305,084
Health Care Services(1)(2)	95,795	111,785	297,779	337,751
Management Services(3)	96,444	207,712	435,463	657,871
Total revenue and other operating income	$807,980	$1,008,949	$2,688,028	$3,070,450
Segment operating income:(4)
Independent Living	$42,438	$49,414	$134,890	$153,749
Assisted Living and Memory Care	87,152	116,856	306,861	390,699
CCRCs	9,954	14,472	43,735	53,956
Health Care Services	1,462	4,778	2,033	22,118
Management Services	5,669	13,564	120,460	44,756
Total segment operating income	146,675	199,084	607,979	665,278
General and administrative expense (including non-cash stock-based compensation expense)	54,138	56,409	161,251	170,296
Facility operating lease expense	51,620	67,253	178,480	203,610
Depreciation and amortization	87,821	93,550	271,713	284,462
Asset impairment:
Independent Living	—	—	31,317	—
Assisted Living and Memory Care	8,213	802	51,301	2,340
CCRCs	—	1,252	12,173	1,252
Corporate and Management Services	—	40	1,938	2,662
Total asset impairment	8,213	2,094	96,729	6,254
Loss (gain) on facility lease termination and modification, net	—	—	—	2,006
Income (loss) from operations	$(55,117)	$(20,222)	$(100,194)	$(1,350)

	As of
(in thousands)	September 30, 2020	December 31, 2019
Total assets:
Independent Living	$1,434,312	$1,441,652
Assisted Living and Memory Care	3,853,458	4,157,610
CCRCs	759,743	742,809
Health Care Services	238,621	256,715
Corporate and Management Services	721,793	595,647
Total assets	$7,007,927	$7,194,433

(1)All revenue and other operating income is earned from external third parties in the United States.

(2)The Independent Living, Assisted Living and Memory Care, CCRCs, and Health Care Services segments include $0.1 million, $1.9 million, $2.8 million, and $5.9 million respectively, for the three months ended September 30, 2020 and $0.1 million, $2.1 million, $12.4 million, and $22.9 million respectively, for the nine months ended September 30, 2020, of other operating income recognized for grants pursuant to the Provider Relief Fund described in Note 3 and other government sources. Allocations to the applicable segment reflect the segment's receipt and acceptance of the amounts and the Company's estimates of its satisfaction of the conditions of grant during the period.

(3)Management services segment revenue includes management fees and reimbursements of costs incurred on behalf of managed communities.

(4)Segment operating income is defined as segment revenues and other operating income less segment facility operating expense (excluding depreciation and amortization) and costs incurred on behalf of managed communities.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including those related to the COVID-19 pandemic. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," or other similar words or expressions. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained, and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to: the impacts of the COVID-19 pandemic, including the response efforts of federal, state, and local government authorities, businesses, individuals and us, on our business, results of operations, cash flow, liquidity, and our strategic initiatives, including plans for future growth, which will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence of the disease, the impact of COVID-19 on the nation's economy and debt and equity markets and the local economies in our markets, the development and availability of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups, government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief; perceptions regarding the safety of senior living communities during and after the pandemic, changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand, changes in the acuity levels of our new residents, the disproportionate impact of COVID-19 on seniors generally and those residing in our communities, the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, and other expenses, the impact of COVID-19 on our ability to complete financings, refinancings, or other transactions (including dispositions) or to generate sufficient cash flow to cover required interest and lease payments and to satisfy financial and other covenants in our debt and lease documents, increased regulatory requirements, including unfunded mandatory testing, increased enforcement actions resulting from COVID-19, including those that may limit our collection efforts for delinquent accounts and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts; events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing markets, consumer confidence or the equity markets and unemployment among family members, which may be adversely impacted by the pandemic; changes in reimbursement rates, methods or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the impact of ongoing healthcare reform efforts; the effects of senior housing construction and development, oversupply and increased competition; disruptions in the financial markets, including those related to the pandemic, that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; the risks associated with current global economic conditions, including changes related to the pandemic, and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, costs of salaries, wages, benefits, and insurance, interest rates, and tax rates; the impact of seasonal contagious illness or an outbreak of COVID-19 or other contagious disease in the markets in which we operate; our ability to generate sufficient cash flow to cover required interest and long-term lease payments and to fund our planned capital projects, which may be adversely affected by the pandemic; the effect of our indebtedness and long-term leases on our liquidity; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the potential phasing out of LIBOR which may increase the costs of our debt obligations; increased competition for or a shortage of personnel, wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our inability to achieve or maintain profitability; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; our ability to obtain additional capital on terms acceptable to us; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment, and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; delays in obtaining regulatory approvals; terminations, early or otherwise, or non-renewal of management agreements; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated;

terminations of our resident agreements and vacancies in the living spaces we lease, which may be adversely impacted by the pandemic; departures of key officers and potential disruption caused by changes in management; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; actions of activist stockholders, including a proxy contest; market conditions and capital allocation decisions that may influence our determination from time to time whether to purchase any shares under our existing share repurchase program and our ability to fund any repurchases; our ability to maintain consistent quality control; a decrease in the overall demand for senior housing, which may be adversely impacted by the pandemic; environmental contamination at any of our communities; failure to comply with existing environmental laws; costs to defend against, or an adverse determination or resolution of, complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; costs to respond to, and adverse determinations resulting from, government reviews, audits and investigations; unanticipated costs to comply with legislative or regulatory developments; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

Overview

As of September 30, 2020, we are the largest operator of senior living communities in the United States based on total capacity, with 726 communities in 44 states and the ability to serve approximately 65,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). We also offer a range of home health, hospice, and outpatient therapy services to more than 17,000 patients as of that date.

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

The health and wellbeing of our residents, patients, and associates is and has been our highest priority. We initiated our COVID-19 preparation efforts in January 2020 and continue to actively monitor requirements and guidance of federal, state, and local governments and agencies, including the U.S. Centers for Disease Control and Prevention and U.S. Centers for Medicare & Medicaid Services ("CMS"), and adapt our policies and procedures when applicable. Our response efforts center on infection prevention and control protocols. We have enhanced and reinforced training our associates in such protocols. Upon confirmation of positive COVID-19 exposure at a community, we follow government guidance regarding minimizing further exposure, including associates' adhering to personal protection protocols, restricting new resident admissions, and in some cases isolating residents.

Seeking to prevent the introduction of COVID-19 into our communities, and to help control further exposure to infections within communities, in March 2020 we began restricting visitors at all our communities to essential healthcare personnel and certain compassionate care situations, screening associates and permitted visitors, suspending group outings, modifying communal dining and programming to comply with social distancing guidelines and, in most cases, implementing in-room only dining and activities programming, requesting that residents refrain from leaving the community unless medically necessary, and requiring new residents and residents returning from a hospital or nursing home to isolate in their apartment for fourteen days. These restrictions were in place across our portfolio for the three months ended June 30, 2020. We have adopted a framework for determining when to ease restrictions at each of our communities based on several criteria, including regulatory requirements and guidance, completion of baseline testing at the community, and the community having no current confirmed positive COVID-19 cases. Under this framework, we began easing restrictions on a community-by-community basis in July 2020 where regulatory requirements and guidance allow, which easing may have included permitting outdoor, and in some cases, indoor visits with families, reduced capacity communal dining, limited communal activities programming, and in-person prospective resident visits. Due to the vulnerable nature of our residents, we expect restrictions at our communities to continue for some time, and we may revert to more restrictive measures if the pandemic worsens or as necessary to comply with regulatory requirements.

In April 2020, we proactively commenced a resident and associate testing program for our communities. We conducted the testing program in conjunction with state and local testing requirements at several of our communities. We undertook the program to identify positive, but asymptomatic, individuals, to better understand how our infection protocols are working, and to help minimize the exposure to residents and associates of someone known to be COVID-19 positive. In July 2020, we completed baseline testing at all of our communities. Through October 31, 2020, our testing program has accumulated more than 185,000 test results. Approximately 1% of our residents had current COVID-19 positive test results on October 31, 2020.

Further testing, whether undertaken proactively or as a result of regulatory requirements, may result in significant additional expense, additional temporary restrictions on move-ins at affected communities, continued need for isolating positive residents, increased use of personal protection equipment by our associates, and increased labor costs.

The pandemic, including the related restrictions at our communities, have significantly disrupted demand for senior living communities and the sales process, which typically includes in-person prospective resident visits within communities. We believe potential residents and their families are more cautious regarding moving into senior living communities while the pandemic continues, and such caution may persist for some time. In response to these developments, we have redesigned our sales process to include virtual tours, video engagement, and outdoor prospective resident meetings, enhanced and adapted our marketing programs to address the social distancing environment, and sought to strengthen our relationships with referral partners. During the third quarter of 2020, we returned to using in-person prospective resident visits for a majority of our communities. However, several large markets continue with virtual-only prospective resident visits. Restrictions on move-ins were eased at our communities beginning in July 2020, with approximately 98% of our communities accepting new residents by the end of September 2020 compared to 86% of our communities as of June 30, 2020. On October 31, 2020, we are accepting new residents to 95% of our communities. We cannot predict with reasonable certainty whether or when demand for senior living communities will return to pre-COVID-19 levels or the extent to which the pandemic’s effect on demand may adversely affect the amount of resident fees we are able to collect from our residents.

The pandemic, including the related restrictions at our communities, began to adversely impact our occupancy and resident fee revenue significantly during March 2020, as new resident leads, visits (including virtual visits), and move-in activity declined significantly compared to typical levels. The year-over-year decrease in monthly move-ins of our same community portfolio has moderated from 64.2% in April 2020 to 22.9% in September 2020, and move-ins for the third quarter of 2020 improved 38.0% sequentially from the second quarter of 2020. Despite the slowing pace of reduced move-ins, our same community weighted average occupancy has declined in each month of the pandemic, from 83.0% in March 2020 to 74.4% in September 2020, and was 74.0% in October 2020. We estimate that the pandemic, including the related restrictions at our communities, resulted in $70.8 million and $115.8 million of lost resident fee revenue in our same community portfolio for the three and nine months ended September 30, 2020, respectively. Further deterioration of our resident fee revenue will result from lower move-in activity and the resident attrition inherent in our business, which may increase due to the impacts of COVID-19. Lower controllable move-out activity during the pandemic may continue to partially offset future adverse revenue impacts. Our home health average daily census also began to decrease in March 2020 due to lower occupancy in our communities and fewer elective medical procedures and hospital discharges, resulting in a 14.4% year-over-year decline in home health average daily census for the three months ended September 30, 2020. We expect home health average daily census to continue to gradually recover sequentially with increased elective medical procedures and hospital discharges and senior housing occupancy.

Facility operating expense for the three and nine months ended September 30, 2020 includes $24.5 million and $95.1 million, respectively, of incremental direct costs to prepare for and respond to the pandemic, including costs for: acquisition of additional personal protective equipment ("PPE"), medical equipment, and cleaning and disposable food service supplies, enhanced cleaning and environmental sanitation, increased labor, increased workers compensation and health plan expense, consulting and professional services, and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. We are not able to reasonably predict the total amount of costs we will incur related to the pandemic, and such costs are likely to be substantial. As described further below, we also recorded non-cash impairment charges in our operating results of $95.2 million for the nine months ended September 30, 2020 for our operating lease right-of-use assets and property, plant and equipment and leasehold intangibles, primarily due to the COVID-19 pandemic and lower than expected operating performance at communities for which assets were impaired.

We have taken, and continue to take, actions to enhance and preserve our liquidity in response to the pandemic. During the nine months ended September 30, 2020, we have completed our financing plans in the regular course of business, including refinancing substantially all of our remaining 2020 and 2021 maturities. In addition, on August 31, 2020, we terminated our $250 million revolving credit facility and obtained $266.9 million of non-recourse mortgage financing on 16 communities, most of which had secured the credit facility prior to its termination. See Note 10 for further information regarding our financings. During the nine months ended September 30, 2020, we accepted $36.1 million of cash for grants under the Public Health and Social Services Emergency Fund (the "Provider Relief Fund") and $87.5 million of accelerated/advanced Medicare payments, and we deferred $50.1 million of the employer portion of social security payroll taxes. Each of these programs were created or expanded under the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), as described below. We also have delayed or canceled a number of elective capital expenditure projects, resulting in an approximate $65 million reduction to our pre-pandemic full-year 2020 capital expenditure plans, and suspended repurchases under our existing share repurchase program. On July 26, 2020, we restructured our 120 community triple-net master lease with Ventas, Inc. ("Ventas") in a multipart transaction. The components included, among other things, reducing our initial annual minimum rent to $100 million, representing a reduction of approximately $86 million over the twelve months ending June 30, 2021, and removal of the prior requirements that we satisfy financial covenants and maintain a security deposit with Ventas. We paid a $119.2 million one-time cash lease payment to Ventas in connection with our lease restructuring transaction effective July 26, 2020. See "Transaction Activity and Impact of Dispositions on Results of Operations" below for more information about the Ventas restructuring.

As of September 30, 2020, our total liquidity was $490.7 million, consisting of $354.6 million of unrestricted cash and cash equivalents, and $136.1 million of marketable securities. We continue to seek opportunities to enhance and preserve our liquidity, including through reducing expenses and elective capital expenditures, continuing to evaluate our financing structure and the state of debt markets, and seeking further government-sponsored financial relief related to the COVID-19 pandemic. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief.

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

•During the three and nine months ended September 30, 2020, we accepted $2.6 million and $36.1 million of cash for grants from the Provider Relief Fund, respectively, which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The accepted grants were made available pursuant to the following distributions from the Provider Relief Fund:

•$28.9 million pursuant to the Phase 1 General Distribution, which generally related to home health, hospice, outpatient therapy, and skilled nursing care provided through our Health Care Services and CCRCs segments.

•$4.6 million pursuant to the Skilled Nursing Facility Targeted Distribution, which generally related to our certified skilled nursing facilities.

•$2.6 million pursuant to the Nursing Home Infection Control Distribution, which related to our skilled nursing care provided through our CCRCs segments. Further funding may become available to us from this distribution based on an incentive program that measures skilled nursing facilities’ COVID-19 infection rates and mortality.

We have applied for additional grants pursuant to the Provider Relief Fund's Phase 2 General Distribution, generally related to our senior housing segments. The amount of such grants are expected to be based on 2% of a portion of our 2018 revenues from patient care. We expect to receive up to approximately $50 million of grants from this allocation.

We have also applied for additional grants pursuant to the Provider Relief Fund’s Phase 3 General Distribution, for which HHS allocated up to $20 billion. According to HHS' guidance, eligible applicants will receive grant amounts to ensure that they have received approximately 2% of their annual patient care revenue, plus an additional percentage of their change in revenues minus their operating expenses, in each case from patient care attributable to COVID-19.

Grants from the Provider Relief Fund are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for healthcare related expenses or lost revenues that are attributable to COVID-19. The permissible uses of grants from the Nursing Home Infection Control Distribution are further limited certain infection control expenses.

During the three and nine months ended September 30, 2020, we recognized $8.6 million and $35.0 million, respectively, of the grants as other operating income based upon our estimates of our satisfaction of the conditions of the grants during such period.

HHS continues to evaluate and provide allocations of, and regulation and guidance regarding, grants made under the Provider Relief Fund. We intend to pursue additional funding that may become available pursuant to the Provider Relief Fund. However, there can be no assurance that we will qualify for, or receive, grants in the amount we expect, that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by HHS, or that future funding programs will be made available for which we qualify.

•During the three and nine months ended September 30, 2020, we received $2.5 million and $87.5 million, respectively, under the Accelerated and Advance Payment Program administered by CMS, which was temporarily expanded by the CARES Act. Under the program, we requested acceleration/advancement of 100% of our Medicare payment amount for a three-month period. The Continuing Appropriations Act, 2021 and Other Extensions Act, enacted on October 1, 2020, amended the repayment terms for accelerated/advanced payments. As amended, recoupment of accelerated/advanced payments will begin one year after payments were issued. Payments will be recouped at a rate of 25% of Medicare payments for the first eleven months following the anniversary of issuance and at a rate of 50% of Medicare payments for the next six months. Any outstanding balance of accelerated/advanced payments will be due following such recoupment period. We expect recoupment of approximately $44 million in 2021 and recoupment or repayment of the remaining amount in 2022.

•Under the CARES Act, we have elected to defer payment of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. As of September 30, 2020, we have deferred payment of $50.1 million under the program and intend to defer an additional approximately $25 million of the employer portion of payroll taxes estimated to be incurred for the three months ending December 31, 2020.

•The CARES Act temporarily suspended the 2% Medicare sequestration for the period May 1, 2020 to December 31, 2020, which primarily benefits our Health Care Services segment. This suspension had a favorable impact of $1.6 million and $2.5 million on the segment’s resident fee revenue for the three and nine months ended September 30, 2020, respectively. We estimate that the suspension will have a $1.5 million favorable impact on the segment’s resident fee revenue for the three months ended December 31, 2020.

•We continue to evaluate our eligibility to claim the employee retention tax credit under the CARES Act for certain of our associates. The refundable tax credit is available to employers that fully or partially suspend operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19, and is equal to 50% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $5,000 per employee. We estimate that we will be eligible to claim tax credits of $10 million or more. However, there can be no assurance that we will qualify for, or receive, tax credits in the amount we expect.

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

Transaction Activity and Impact of Dispositions on Results of Operations

During the period from January 1, 2019 through September 30, 2020, we acquired 27 formerly leased communities (2,453 units), sold 16 owned communities (2,143 units), and sold our ownership interest in our unconsolidated entry fee CCRC Venture (the "CCRC Venture") with Healthpeak Properties, Inc. ("Healthpeak"), and our triple-net lease obligations on 14 communities (937 units) were terminated. On July 26, 2020, we entered into definitive agreements with Ventas to restructure our 120 community (10,174 units) triple-net master lease arrangements. In addition, we conveyed to Ventas five communities (471 units) and manage the communities following the closing. Completed transactions and cash lease payments during the nine months ended September 30, 2020 have reduced our future minimum lease payments by approximately $1.0 billion, or 36%.

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

During the next 12 months, we expect to close on the disposition of one owned unencumbered community (120 units) classified as held for sale as of September 30, 2020 and the termination of our lease obligation on one community (159 units). We also anticipate terminations of certain of our management arrangements with third parties as we transition to new operators our management on certain communities. The closings of the various pending and expected transactions described herein are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Summaries of Transactions

•Ventas Lease Portfolio Restructuring: On July 26, 2020 (the "Effective Date"), we entered into definitive agreements with Ventas in connection with the restructuring of our lease arrangements with Ventas, including a Master Transaction Letter Agreement (the "Master Agreement"). Pursuant to the Master Agreement:

•On the Effective Date the parties entered into the Amended and Restated Master Lease and Security Agreement (the "Master Lease") and Amended and Restated Guaranty (the "Guaranty"), which amended and restated the prior Master Lease and Security Agreement and prior Guaranty, each dated as of April 26, 2018 and as amended from time to time. Pursuant to the Master Lease, we continue to lease 120 communities (10,174 units) for an aggregate initial annual minimum rent of approximately $100 million, which reflects a reduction of approximately $83 million of annual minimum rent in effect prior to the transaction. Effective on January 1 of each lease year, beginning January 1, 2022, the annual minimum rent will be subject to a 3% escalator. The initial term of the Master Lease ends December 31, 2025, with two 10-year extension options available to us. The annual minimum rent for the initial lease year of any such renewal term will be the greater of the fair market rental of the communities or the increased annual minimum rent for such lease year applying the foregoing 3% escalator. The Master Lease removed the prior provision that would have automatically extended the initial term in the event of the consummation of a change of control transaction by us. The Master Lease requires us to spend (or escrow with Ventas) a minimum of $1,500 per unit on a community-level basis and $3,600 per unit on an aggregate basis of all communities, in each case per 24-month period ending December 31 during the lease term, commencing with the 24-month period ending December 31, 2021. In addition, Ventas has agreed to fund costs associated with certain pre-approved capital expenditure projects in the aggregate amount of up to $37.8 million. Upon disbursement of such expenditures, the annual minimum rent under the Master Lease will increase by the amount of the disbursement multiplied by 50% of the sum of the then current 10-year treasury note rate and 4.5%. The transaction agreements with Ventas further provide that the Master Lease and certain other agreements between the parties will be cross-defaulted.

Our subsidiaries’ obligations under the Master Lease are guaranteed at the parent level pursuant to the Guaranty. The Guaranty removed the prior requirements that we satisfy, at the parent level, financial covenants and that we maintain a security deposit with Ventas. The Guaranty also removed the prior right of Ventas to terminate the Master Lease on the basis of parent level financial covenants. Pursuant to the terms of the Guaranty, we may consummate a change of control transaction without the need for consent of Ventas so long as certain objective conditions are satisfied, including the post-transaction guarantor’s maintaining a minimum tangible net worth of at least $600.0 million, having minimum levels of operational experience and reputation in the senior living industry, and paying a change of control fee of $25.0 million to Ventas. The Guaranty removed the prior provisions that would have required that such post-transaction guarantor satisfy a maximum leverage ratio level, that we fund additional capital expenditures, and that we extend the term upon the occurrence of the change in control transaction. Under the terms of the Guaranty, commencing January 1, 2024 (and until such time (if any) as we exercise our lease term extension option with respect to the Master Lease), Ventas shall have the right to terminate the Master Lease (with respect to one or more communities), provided that the trailing twelve month coverage ratio of each such community is less than 0.9x and provided further that the removal and termination of any such communities does not result in a portfolio coverage ratio with respect to the remaining communities in the Master Lease that is less than the portfolio coverage ratio prior to such removal and termination.

•On the Effective Date, we entered into a Second Amended and Restated Omnibus Agreement with Ventas, which provides that if a default occurs and is continuing under certain other material leases or under certain material financings and if the same continues beyond the permitted cure period or the applicable landlord or lender exercises any material remedies, Ventas shall have the right to transition all or a portion of the communities from the Master Lease to a management arrangement with us pursuant to a market management agreement (which is terminable by either party). Notwithstanding the foregoing, Ventas may only transition one or more communities from the Master Lease to a management arrangement if such transition does not result in a portfolio coverage ratio with respect to the remaining communities in the Master Lease that is less than the portfolio coverage ratio prior to such transition.

•On the Effective Date, we conveyed five owned communities (471 units) to Ventas in full release and satisfaction of $78.4 million principal amount of indebtedness secured by the communities. Upon closing, the parties entered into new terminable, market rate management agreements pursuant to which we manage the communities. We also paid to Ventas $115.0 million in cash, released all security deposits under the former guaranty (which included the release of a $42.4 million deposit held by Ventas and the payment of $4.2 million in cash as settlement of the amount of letters of credit), and issued a $45.0 million unsecured interest-only promissory note to Ventas. The initial interest rate of the promissory note is 9.0% per annum and will increase by 0.50% on each anniversary of the date of issuance. We may prepay the outstanding principal amount in whole or in part at any time without premium or penalty. The promissory note matures on the earlier of December 31, 2025 or the occurrence of a change of control transaction (as defined in the Guaranty).

•On the Effective Date, we issued to Ventas a warrant (the "Warrant") to purchase 16.3 million shares of our common stock, $0.01 par value per share, at a price per share of $3.00. The Warrant is exercisable at Ventas’ option at any time and from time to time, in whole or in part, until December 31, 2025. The exercise price and the number of shares issuable on exercise of the Warrant are subject to certain anti-dilution adjustments, including for cash dividends, stock dividends, stock splits, reclassifications, non-cash distributions, certain repurchases of common stock and business combination transactions. To the extent that the number of shares owned by Ventas (including shares underlying the Warrant) would be more than 9.6% of the total combined voting power of all our classes of capital stock or of the total value of shares of all our classes of capital stock (the "Ownership Cap") (other than as a result of actions taken by Ventas), we would generally be required to repurchase the number of shares necessary to avoid Ventas exceeding the Ownership Cap unless Ventas makes an election to require us to pay Ventas cash in lieu of issuing shares pursuant to the Warrant in excess of the Ownership Cap. The Warrant and the shares issuable upon exercise thereof have not been registered under the Securities Act of 1933, as amended, and were issued in a private placement pursuant to Section 4(a)(2) thereof. On the Effective Date, the parties entered into a Registration Rights Agreement, pursuant to which Ventas and its permitted transferees are entitled to certain registration rights. Pursuant to the terms of the agreement, we filed a shelf registration statement with the SEC, with respect to the shares of common stock underlying the Warrant, which was declared effective on August 17, 2020. Ventas is entitled to customary underwritten offering, piggyback, and additional demand registration rights with respect to the shares underlying the Warrant.

•Healthpeak: On October 1, 2019, we entered into definitive agreements, including a Master Transactions and Cooperation Agreement (the "MTCA") and an Equity Interest Purchase Agreement (the "Purchase Agreement"), providing for a multi-part transaction with Healthpeak. The parties subsequently amended the agreements to include one additional entry fee CCRC community as part of the sale of our interest in the CCRC Venture (rather than removing the community from the CCRC Venture for joint marketing and sale). The components of the multi-part transaction include:

•CCRC Venture Transaction: Pursuant to the Purchase Agreement, on January 31, 2020, Healthpeak acquired our 51% ownership interest in the CCRC Venture, which held 14 entry fee CCRCs (6,383 units), for a purchase price of $289.2 million, net of a $5.9 million post-closing net working capital adjustment paid to Healthpeak during the three months ended June 30, 2020 (representing an aggregate valuation of $1.06 billion less portfolio debt, subject to a net working capital adjustment). We recognized a $369.8 million gain on sale of assets for the nine months ended September 30, 2020, and we derecognized the net equity method liability for the sale of the ownership interest in the CCRC Venture. At the closing, the parties terminated the existing management agreements on the 14 entry fee CCRCs, Healthpeak paid us a $100.0 million management agreement termination fee, and we transitioned operations of the entry fee CCRCs to a new operator. We recognized $100.0 million of management fee revenue for the three months ended March 31, 2020 for the management termination fee. The sale of our interest in the CCRC Venture and the $100.0 million of management termination fees generated approximately $579.0 million of taxable income in three months ended March 31, 2020. We will utilize any 2020 operating losses generated and tax loss carryforwards (including our capital loss carryforward that was generated in 2018) to offset the taxable gain on this transaction. Prior to the January 31, 2020 closing, the parties moved the remaining two entry fee CCRCs (889 units) into a new unconsolidated venture on substantially the same terms as the CCRC Venture to accommodate the sale of such two communities expected to occur in 2021. Subsequent to these transactions, we will have exited substantially all of our entry fee CCRC operations.

•Master Lease Transactions. Pursuant to the MTCA, on January 31, 2020, the parties amended and restated our existing master lease pursuant to which we continue to lease 25 communities (2,711 units) from Healthpeak, and we acquired

18 formerly leased communities (2,014 units) from Healthpeak, at which time the 18 communities were removed from the master lease. At the closing, we paid $405.5 million to acquire such communities and to reduce our annual rent under the amended and restated master lease. We funded the community acquisitions with $192.6 million of non-recourse mortgage financing and the proceeds from the multi-part transaction. In addition, Healthpeak has agreed to terminate the lease for one leased community (159 units). With respect to the continuing 24 communities (2,552 units), our amended and restated master lease: (i) has an initial term to expire on December 31, 2027, subject to two extension options at our election for ten years each, which must be exercised with respect to the entire pool of leased communities; (ii) the initial annual base rent for the 24 communities is $41.7 million and is subject to an escalator of 2.4% per annum on April 1st of each year; and (iii) Healthpeak has agreed to make available up to $35.0 million for capital expenditures for a five-year period related to the 24 communities at an initial lease rate of 7.0%. As a result of the community acquisition transaction, we recognized a $19.7 million gain on debt extinguishment during the three months ended March 31, 2020 and derecognized the $105.1 million carrying amount of financing lease obligations for eight communities which were previously subject to sale-leaseback transactions in which we were deemed to have continuing involvement. During the three months ended March 31, 2020, we obtained $30.0 million of additional non-recourse mortgage financing on the acquired communities.

•Acquisitions Pursuant to Purchase Options: On January 22, 2020, we acquired eight formerly leased communities (336 units) from National Health Investors, Inc. pursuant to our exercise of a purchase option for a purchase price of $39.3 million. We funded the community acquisitions with cash on hand. During the three months ended March 31, 2020, we obtained $29.2 million of non-recourse mortgage financing, primarily secured by the acquired communities. On August 31, 2020, we acquired one formerly leased community (103 units) pursuant to our exercise of a purchase option for a purchase price of $25.0 million and funded the acquisition with cash on hand and non-recourse mortgage financing secured by the acquired community.

•Dispositions of Owned Communities. In addition to the conveyance of five communities to Ventas, during the nine months ended September 30, 2020, we completed the sale of two owned communities (375 units) for cash proceeds of $38.1 million, net of transaction costs, and for which we recognized a net gain on sale of assets of $2.7 million for the nine months ended September 30, 2020.

Summary of Financial Impact of Completed Dispositions

The following table sets forth, for the periods indicated, the amounts included within our consolidated financial data for the 19 communities that we disposed through sales, conveyances, and lease terminations during the period from July 1, 2019 to September 30, 2020 through the respective disposition dates.

	Three Months Ended September 30, 2020
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$125,762	$—	$125,762
Assisted Living and Memory Care	408,695	1,279	407,416
CCRCs	76,411	2,158	74,253
Senior housing resident fees	$610,868	$3,437	$607,431
Facility operating expense
Independent Living	$83,420	$—	$83,420
Assisted Living and Memory Care	323,479	1,195	322,284
CCRCs	69,298	2,077	67,221
Senior housing facility operating expense	$476,197	$3,272	$472,925
Cash facility lease payments	$185,398	$—	$185,398

	Three Months Ended September 30, 2019
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$136,874	$—	$136,874
Assisted Living and Memory Care	452,474	9,960	442,514
CCRCs	100,104	13,435	86,669
Senior housing resident fees	$689,452	$23,395	$666,057
Facility operating expense
Independent Living	$87,460	$—	$87,460
Assisted Living and Memory Care	335,618	8,907	326,711
CCRCs	85,632	13,700	71,932
Senior housing facility operating expense	$508,710	$22,607	$486,103
Cash facility lease payments	$94,183	$947	$93,236

The following table sets forth, for the periods indicated, the amounts included within our consolidated financial data for the 35 communities that we disposed through sales, conveyances, and lease terminations during the period from January 1, 2019 to September 30, 2020 through the respective disposition dates.

	Nine Months Ended September 30, 2020
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$391,902	$—	$391,902
Assisted Living and Memory Care	1,298,330	14,099	1,284,231
CCRCs	249,983	9,836	240,147
Senior housing resident fees	$1,940,215	$23,935	$1,916,280
Facility operating expense
Independent Living	$257,108	$—	$257,108
Assisted Living and Memory Care	993,557	13,368	980,189
CCRCs	218,635	9,304	209,331
Senior housing facility operating expense	$1,469,300	$22,672	$1,446,628
Cash facility lease payments	$362,150	$1,102	$361,048

	Nine Months Ended September 30, 2019
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$408,519	$—	$408,519
Assisted Living and Memory Care	1,361,225	41,647	1,319,578
CCRCs	305,084	41,606	263,478
Senior housing resident fees	$2,074,828	$83,253	$1,991,575
Facility operating expense
Independent Living	$254,770	$—	$254,770
Assisted Living and Memory Care	970,526	35,542	934,984
CCRCs	251,128	39,683	211,445
Senior housing facility operating expense	$1,476,424	$75,225	$1,401,199
Cash facility lease payments	$283,697	$4,265	$279,432

The following table sets forth the number of communities and units in our senior housing segments disposed through sales, conveyances, and lease terminations during the nine months ended September 30, 2020 and twelve months ended December 31, 2019:

	Nine Months Ended September 30, 2020	Twelve Months Ended December 31, 2019
Number of communities
Assisted Living and Memory Care	10	20
CCRCs	1	4
Total	11	24
Total units
Assisted Living and Memory Care	827	1,600
CCRCs	297	827
Total	1,124	2,427

Other Recent Developments

Goodwill Impairment Estimates

As of September 30, 2020, we had a goodwill balance of $154.1 million. Goodwill recorded in connection with business combinations is allocated to the respective reporting unit and included in our application of the provisions of ASC 350, Intangibles - Goodwill and Other.

Goodwill allocated to our Independent Living and Health Care Services reporting units is $27.3 million and $126.8 million as of September 30, 2020, respectively. Our interim goodwill impairment analyses did not result in any impairment charges during the nine months ended September 30, 2020. Based on the results of our interim quantitative goodwill impairment test as of March 31, 2020, we estimated that the fair values of both our Independent Living and Health Care Services reporting units exceeded their carrying amount by approximately 20%. Additionally, we estimated that there were no significant changes to the fair values of both our Independent Living and Health Care Services reporting units during the three months ended June 30, 2020 and September 30, 2020.

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

As of March 31, 2020, June 30, 2020, and September 30, 2020, there was a wide range of possible outcomes as a result of the COVID-19 pandemic, as there was a high degree of uncertainty about its ultimate impacts. Management’s estimates of the impacts of the pandemic are highly dependent on variables that are difficult to predict, as described above. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.

Capital Expenditures

In response to the COVID-19 pandemic, we have delayed or canceled a number of elective capital expenditure projects. As a result, we expect our full-year 2020 non-development capital expenditures, net of anticipated lessor reimbursements, and development capital expenditures to be approximately $140 million and $15 million, respectively, which reflects a $50 million and $15 million reduction to our pre-pandemic plans for 2020, respectively. We anticipate that our 2020 capital expenditures will be funded from cash on hand, cash flows from operations, and reimbursements from lessors.

Results of Operations

As of September 30, 2020 our total operations included 726 communities with a capacity to serve approximately 65,000 residents. As of that date we owned 350 communities (31,824 units), leased 302 communities (21,286 units), and managed 74 communities (9,980 units). The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q. The results of operations for any particular period are not necessarily indicative of results for any future period. Transactions completed during the period of January 1, 2019 to September 30, 2020 affect the comparability of our results of operations, and summaries of such transactions and their impact on our results of operations are discussed above in "Transaction Activity and Impact of Dispositions on Results of Operations."

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
•Operating results and data presented on a same community basis reflect results and data of a consistent population of communities by excluding the impact of changes in the composition of our portfolio of communities. The operating results exclude hurricane and natural disaster expense and related insurance recoveries, and for the 2019 periods, exclude the additional resident fee revenue and facility operating expense recognized as a result of the application of the lease accounting standard ASC 842. We define our same community portfolio as communities consolidated and operational for the full period in both comparison years. Consolidated communities excluded from the same community portfolio include communities acquired or disposed of since the beginning of the prior year, communities classified as assets held for sale, certain communities planned for disposition, certain communities that have undergone or are undergoing expansion, redevelopment, and repositioning projects, certain communities that have expansion, redevelopment, and repositioning projects that are anticipated to be under construction in the current year, and certain communities that have experienced a casualty event that significantly impacts their operations. Our management uses same community operating results and data, and we believe such results and data provide useful information to investors, because it enables comparisons of revenue, expense, and other operating measures for a consistent portfolio over time without giving effect to the impacts of communities that were not consolidated and operational for the comparison periods, communities acquired or disposed during the comparison periods (or planned for disposition), and communities with results that are or likely will be impacted by completed, in-process, or planned development-related capital expenditure projects. As presented herein, same community results include the direct costs incurred to prepare for and respond to the COVID-19 pandemic.

•RevPAR, or average monthly senior housing resident fee revenue per available unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding Health Care Services segment revenue and entrance fee amortization, and, for the 2019 periods, the additional resident fee revenue recognized as a result of the application of the lease accounting standard ASC 842), divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period. We measure RevPAR at the consolidated level, as well as at the segment level with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments. Our management uses RevPAR, and we believe the measure provides useful information to investors, because the measure is an indicator of senior housing resident fee revenue performance that reflects the impact of both senior housing occupancy and rate.

•RevPOR, or average monthly senior housing resident fee revenue per occupied unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding Health Care Services segment revenue and entrance fee amortization, and, for the 2019 periods, the additional resident fee revenue recognized as a result of the application of the lease accounting standard ASC 842), divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period. We measure RevPOR at the consolidated level, as well as at the segment level with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments. Our management uses RevPOR, and we believe the measure provides useful information to investors, because it reflects the average amount of senior housing resident fee revenue we derive from an occupied unit per month without factoring occupancy rates. RevPOR is a significant driver of our senior housing revenue performance.

•Weighted average occupancy rate reflects the percentage of units at our owned and leased communities being utilized by residents over a reporting period. We measure occupancy rates with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments, and also measure this metric both on a consolidated senior housing and a same community basis. Our management uses weighted average occupancy, and we believe the measure provides useful information to investors, because it is a significant driver to senior housing resident fee revenue.

This section includes the non-GAAP performance measure Adjusted EBITDA. See "Non-GAAP Financial Measures" below for our definition of the measure and other important information regarding such measure, including reconciliations to the most comparable GAAP measures.

Comparison of Three Months Ended September 30, 2020 and 2019

Summary Operating Results

The following table summarizes our overall operating results for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019	Amount	Percent
Total resident fees and management fees revenue	$706,440	$814,801	$(108,361)	(13.3)%
Other operating income	10,765	—	10,765	NM
Facility operating expense	570,530	615,717	(45,187)	(7.3)%
Net income (loss)	(124,993)	(78,508)	46,485	59.2%
Adjusted EBITDA	(64,019)	80,447	(144,466)	NM

The decrease in total resident fees and management fees revenue was primarily attributable to a $100.5 million decrease in resident fees, including a 7.7% decrease in same community RevPAR, comprised of a 920 basis points decrease in same community weighted average occupancy and a 3.5% increase in same community RevPOR. We estimate that the COVID-19 pandemic, including the related restrictions at our communities, resulted in $70.8 million of lost resident fee revenue on a same community basis for the three months ended September 30, 2020. Estimated lost resident fee revenue represents the difference between the actual revenue for the period and our expectations prior to estimating the effects of COVID-19. Revenue for home health services decreased $19.0 million, as our home health average daily census began to decrease in March 2020 due to the COVID-19 pandemic and due to the implementation of the Patient-Driven Grouping Model ("PDGM"), an alternate home health case-mix adjustment methodology with a 30-day unit of payment, which became effective beginning January 1, 2020.

Additionally, the disposition of 19 communities through sales and conveyances of owned communities and lease terminations since the beginning of the prior year period resulted in $20.0 million less in resident fees during the three months ended September 30, 2020 compared to the prior year period. Management fee revenue decreased $7.9 million primarily due to terminations of management agreements subsequent to the beginning of the prior year period.

Our other operating income for the three months ended September 30, 2020 includes $10.8 million of government grants as other operating income based on our estimates of our satisfaction of the conditions of the grants during the period.

The decrease in facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $19.3 million less in facility operating expense during the three months ended September 30, 2020 compared to the prior year period, and a decrease in labor costs for home health services as a result of lower census and as we adjusted our home health services operational structure, to better align our facility operating expenses and business model with the new payment model. These decreases were primarily offset by a 0.3% increase in same community facility operating expense, which was primarily due to $20.4 million of incremental costs incurred during the three months ended September 30, 2020 to respond to the COVID-19 pandemic. The increase in same community facility operating expense was partially offset by decreases in repairs and maintenance costs and food and supplies costs due to the reduced occupancy during the period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense of $8.0 million and $14.0 million, respectively, during the three months ended September 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense excludes $7.3 million and $12.8 million, respectively, of such additional revenue and expenses.

The increase in net loss was primarily attributable to the revenue and facility operating expense factors previously discussed.

The decrease in Adjusted EBITDA was primarily attributable to the $119.2 million one-time cash lease payment made to Ventas in connection with our lease restructuring transaction effective July 26, 2020 and the revenue and facility operating expense factors previously discussed, partially offset by a decrease in general and administrative expense.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the three months ended September 30, 2020 and 2019, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount		Percent
Resident fees	$610,868	$689,452	$(78,584)		(11.4)%
Other operating income	$4,873	$—	$4,873		NM
Facility operating expense	$476,197	$508,710	$(32,513)		(6.4)%

Number of communities (period end)	652	671	(19)		(2.8)%
Number of units (period end)	53,110	55,262	(2,152)		(3.9)%
Total average units	53,440	55,258	(1,818)		(3.3)%
RevPAR	$3,806	$4,109	$(303)		(7.4)%
Occupancy rate (weighted average)	75.3%	84.2%	(890)	bps	n/a
RevPOR	$5,056	$4,880	$176		3.6%

Same Community Operating Results and Data
Resident fees	$565,881	$613,260	$(47,379)		(7.7)%
Other operating income	$3,710	$—	$3,710		NM
Facility operating expense	$435,058	$433,972	$1,086		0.3%

Number of communities	631	631	—		—%
Total average units	49,363	49,368	(5)		—%
RevPAR	$3,821	$4,141	$(320)		(7.7)%
Occupancy rate (weighted average)	75.6%	84.8%	(920)	bps	n/a
RevPOR	$5,057	$4,885	$172		3.5%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended September 30, 2020 and 2019, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount		Percent
Resident fees	$125,762	$136,874	$(11,112)		(8.1)%
Other operating income	96	—	96		NM
Facility operating expense	$83,420	$87,460	$(4,040)		(4.6)%

Number of communities (period end)	68	68	—		—%
Number of units (period end)	12,534	12,511	23		0.2%
Total average units	12,534	12,511	23		0.2%
RevPAR	$3,345	$3,581	$(236)		(6.6)%
Occupancy rate (weighted average)	80.0%	89.1%	(910)	bps	n/a
RevPOR	$4,182	$4,018	$164		4.1%

Same Community Operating Results and Data
Resident fees	$118,384	$126,823	$(8,439)		(6.7)%
Other operating income	$96	$—	$96		NM
Facility operating expense	$77,387	$78,445	$(1,058)		(1.3)%

Number of communities	64	64	—		—%
Total average units	11,703	11,703	—		—%
RevPAR	$3,372	$3,612	$(240)		(6.6)%
Occupancy rate (weighted average)	80.3%	89.4%	(910)	bps	n/a
RevPOR	$4,201	$4,043	$158		3.9%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 910 basis points decrease in same community weighted average occupancy and a 3.9% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of reduced move-in activity related to the COVID-19 pandemic, including the related restrictions at our communities. We estimate that the COVID-19 pandemic, including the related restrictions at our communities, resulted in $11.6 million of lost resident fee revenue on a same community basis for this segment for the three months ended September 30, 2020. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases.

The decrease in the segment's facility operating expense was primarily attributable to the additional facility operating expense during the three months ended September 30, 2019 as a result of the application of the new lease accounting standard (described below) and a decrease in the segment's same community facility operating expense. The decrease in the segment's same community facility operating expense was primarily attributable to decreases in repairs and maintenance costs and food and supplies costs due to the reduced occupancy during the period, partially offset by $1.9 million of incremental direct costs to respond to the COVID-19 pandemic.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of $2.5 million and $3.4 million, respectively, during the three months ended September 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes $2.3 million and $3.2 million, respectively, of such additional revenue and expenses.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended September 30, 2020 and 2019, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount		Percent
Resident fees	$408,695	$452,474	$(43,779)		(9.7)%
Other operating income	$1,936	$—	$1,936		NM
Facility operating expense	$323,479	$335,618	$(12,139)		(3.6)%

Number of communities (period end)	563	577	(14)		(2.4)%
Number of units (period end)	35,124	36,177	(1,053)		(2.9)%
Total average units	35,268	36,173	(905)		(2.5)%
RevPAR	$3,863	$4,127	$(264)		(6.4)%
Occupancy rate (weighted average)	74.4%	83.2%	(880)	bps	n/a
RevPOR	$5,193	$4,962	$231		4.7%

Same Community Operating Results and Data
Resident fees	$397,126	$427,413	$(30,287)		(7.1)%
Other operating income	$1,937	$—	$1,937		NM
Facility operating expense	$312,267	$308,385	$3,882		1.3%

Number of communities	553	553	—		—%
Total average units	34,048	34,053	(5)		—%
RevPAR	$3,888	$4,184	$(296)		(7.1)%
Occupancy rate (weighted average)	74.5%	83.5%	(900)	bps	n/a
RevPOR	$5,216	$5,010	$206		4.1%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 900 basis points decrease in same community weighted average occupancy and a 4.1% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of reduced move-in activity related to the COVID-19 pandemic, including the related restrictions at our communities. We estimate that the COVID-19 pandemic, including the related restrictions at our communities, resulted in $47.5 million of lost resident fee revenue on a same community basis for this segment for the three months ended September 30, 2020. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases. Additionally, the disposition of 14 communities since the beginning of the prior year period resulted in $8.7 million less in resident fees during the three months ended September 30, 2020 compared to the prior year period.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period which resulted in $7.7 million less in facility operating expense during the three months ended September 30, 2020 compared to the prior year period. The decrease in facility operating expense was partially offset by an increase in the segment's same community facility operating expense, including $15.5 million of incremental direct costs to respond to the COVID-19 pandemic. The increase in the segment's same community facility operating expense was partially offset by decreases in repairs and maintenance costs and food and supplies costs due to the reduced occupancy during the period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of $4.6 million and $9.1 million, respectively, during the three months ended September 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes $4.4 million and $8.6 million, respectively, of such additional revenue and expenses.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended September 30, 2020 and 2019, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount		Percent
Resident fees	$76,411	$100,104	$(23,693)		(23.7)%
Other operating income	$2,841	$—	$2,841		NM
Facility operating expense	$69,298	$85,632	$(16,334)		(19.1)%

Number of communities (period end)	21	26	(5)		(19.2)%
Number of units (period end)	5,452	6,574	(1,122)		(17.1)%
Total average units	5,638	6,574	(936)		(14.2)%
RevPAR	$4,477	$5,012	$(535)		(10.7)%
Occupancy rate (weighted average)	70.7%	80.4%	(970)	bps	n/a
RevPOR	$6,332	$6,234	$98		1.6%

Same Community Operating Results and Data
Resident fees	$50,371	$59,024	$(8,653)		(14.7)%
Other operating income	$1,677	$—	$1,677		NM
Facility operating expense	$45,404	$47,142	$(1,738)		(3.7)%

Number of communities	14	14	—		—
Total average units	3,612	3,612	—		—
RevPAR	$4,648	$5,447	$(799)		(14.7)%
Occupancy rate (weighted average)	70.0%	81.8%	(1,180)	bps	n/a
RevPOR	$6,645	$6,659	$(14)		(0.2)%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 1180 basis points decrease in same community weighted average occupancy and a 0.2% decrease in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of reduced move-in activity related to the COVID-19 pandemic, including the related restrictions at our communities. We estimate that the COVID-19 pandemic, including the related restrictions at our communities, resulted in $11.7 million of lost resident fee revenue on a same community basis for this segment for the three months ended September 30, 2020. The decrease in the segment's same community RevPOR was primarily the result of a mix shift away from skilled nursing within the segment, partially offset by in-place rent increases. Additionally, the disposition of five communities since the beginning of the prior year period resulted in $11.3 million less in resident fees during the three months ended September 30, 2020 compared to the prior year period.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $11.6 million less in facility operating expense during the three months ended September 30, 2020 compared to the prior year period and a decrease in the segment's same community facility operating expense. The decrease in the segment's same community facility operating expense was primarily attributable to decreases in labor expense arising from fewer hours worked and healthcare supplies costs during the period as we intentionally scaled back such costs for the reduced occupancy, partially offset by $3.1 million of incremental direct costs to respond to the COVID-19 pandemic.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of $0.9 million and $1.5 million, respectively, during the three months ended September 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes $0.6 million and $1.0 million, respectively, of such additional revenue and expenses.

Operating Results - Health Care Services Segment

The following table summarizes the operating results and data for our Health Care Services segment for the three months ended September 30, 2020 and 2019.

(in thousands, except census)	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Resident fees	$89,903	$111,785	$(21,882)	(19.6)%
Other operating income	$5,892	$—	$5,892	NM
Facility operating expense	$94,333	$107,007	$(12,674)	(11.8)%

Home health average daily census	13,146	15,357	(2,211)	(14.4)%
Hospice average daily census	1,666	1,642	24	1.5%

The decrease in the segment's resident fees was primarily attributable to a decrease in revenue for home health services, as our home health average daily census began to decrease in March 2020 due to the COVID-19 pandemic, which resulted in lower occupancy in our communities and fewer elective medical procedures and hospital discharges. The implementation of the PDGM, an alternate home health case-mix adjustment methodology with a 30-day unit of payment, which became effective beginning January 1, 2020, resulted in a decrease in revenue for home health services. We estimate that the COVID-19 pandemic, including the related restrictions at our communities, resulted in $15.1 million of lost resident fee revenue for the three months ended September 30, 2020.

The decrease in the segment's facility operating expense was primarily attributable to a decrease in labor costs for home health services as a result of the lower census and as we adjusted our home health services operational structure, to better align our facility operating expenses and business model with the new payment model. The decrease in the segment's facility operating expense was partially offset by $2.4 million of incremental direct costs to respond to the COVID-19 pandemic.

Operating Results - Management Services Segment

The following table summarizes the operating results and data for our Management Services segment for the three months ended September 30, 2020 and 2019.

(in thousands, except communities, units, and occupancy)	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Management fees	$5,669	$13,564	$(7,895)	(58.2)%
Reimbursed costs incurred on behalf of managed communities	$90,775	$194,148	$(103,373)	(53.2)%

Number of communities (period end)	74	123	(49)	(39.8)%
Number of units (period end)	9,980	20,168	(10,188)	(50.5)%
Total average units	10,446	20,730	(10,284)	(49.6)%

The decrease in management fees was primarily attributable to the transition of management arrangements on 64 net communities since the beginning of the prior year period, generally for management arrangements on certain former unconsolidated ventures in which we sold our interest and interim management arrangements on formerly leased communities. Management fees of $5.7 million for the three months ended September 30, 2020 include $1.3 million of management fees attributable to communities for which our management agreements were terminated during such period or we expect the terminations of our management agreements to occur in the next approximately 12 months.

The decrease in reimbursed costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended September 30, 2020 and 2019.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
General and administrative expense	$54,138	$56,409	$(2,271)	(4.0)%
Facility operating lease expense	51,620	67,253	(15,633)	(23.2)%
Depreciation and amortization	87,821	93,550	(5,729)	(6.1)%
Asset impairment	8,213	2,094	6,119	NM
Costs incurred on behalf of managed communities	90,775	194,148	(103,373)	(53.2)%
Interest income	607	2,162	(1,555)	(71.9)%
Interest expense	(50,546)	(62,078)	(11,532)	(18.6)%
Gain (loss) on debt modification and extinguishment, net	(7,917)	(2,455)	5,462	NM
Equity in earnings (loss) of unconsolidated ventures	(293)	(2,057)	1,764	NM
Gain (loss) on sale of assets, net	2,209	579	1,630	NM
Other non-operating income (loss)	948	3,763	(2,815)	(74.8)%
Benefit (provision) for income taxes	(14,884)	1,800	16,684	NM

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to a reduction in our travel costs as we intentionally scaled back such activities and a reduction in our corporate headcount as we scaled our general and administrative costs in connection with community dispositions. The decrease was partially offset by a $2.3 million increase in transaction and organizational restructuring costs compared to the prior period, to $6.3 million for the three months ended September 30, 2020. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily due to the Ventas lease portfolio restructuring during the current year period and the acquisition of formerly leased communities since the beginning of the prior year period.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to leasehold improvements for certain leased communities becoming fully depreciated since the beginning of the prior year period and disposition activity since the beginning of the prior year period.

Asset Impairment. During the current year period, we recorded $8.2 million of non-cash impairment charges, primarily for hurricane and other natural disaster related property damage sustained at certain communities during the period and for right-of-use assets for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic. During the prior year period, we recorded $2.1 million of non-cash impairment charges. See Note 6 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the impairment charges.

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

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended September 30, 2020 and 2019 was primarily due to the impact of the increase to the valuation allowance on the annualized effective rate for

2020. We recorded an aggregate deferred federal, state, and local tax benefit of $27.4 million as a result of the operating loss for the three months ended September 30, 2020, which was offset by an increase in the valuation allowance of $40.0 million. The change in the valuation allowance for the three months ended September 30, 2020 resulted from the anticipated reversal of future tax liabilities offset by future tax deductions. We recorded an aggregate deferred federal, state, and local tax benefit of $19.4 million as a result of the operating loss for the three months ended September 30, 2019. The tax benefit was offset by an increase in the valuation allowance of $17.8 million.

Comparison of Nine Months Ended September 30, 2020 and 2019

Summary Operating Results

The following table summarizes our overall operating results for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019	Amount	Percent
Total resident fees and management fees revenue	$2,335,567	$2,457,335	$(121,768)	(5.0)%
Other operating income	37,458	—	37,458	NM
Facility operating expense	1,765,046	1,792,057	(27,011)	(1.5)%
Net income (loss)	126,084	(177,169)	303,253	NM
Adjusted EBITDA	165,783	301,066	(135,283)	(44.9)%

The decrease in total resident fees and management fees revenue was primarily attributable to a $197.5 million decrease in resident fees, including a $61.6 million decrease for home health services, as our home health average daily census began to decrease in March 2020 due to the COVID-19 pandemic and due to the implementation of the PDGM. Additionally, the disposition of 35 communities through sales and conveyances of owned communities and lease terminations since the beginning of the prior year period resulted in $59.3 million less in resident fees during the nine months ended September 30, 2020 compared to the prior year period. Same community RevPAR decreased 3.1%, comprised of a 500 basis points decrease in same community weighted average occupancy and a 3.0% increase in same community RevPOR. We estimate that the COVID-19 pandemic, including the related restrictions at our communities, resulted in $115.8 million of lost resident fee revenue on a same community basis for the nine months ended September 30, 2020. Management fee revenue increased $75.7 million primarily due to $100.0 million of management fee revenue during the three months ended March 31, 2020 for the management termination fee payment from Healthpeak partially offset by terminations of management agreements subsequent to the beginning of the prior year period.

Our other operating income for the nine months ended September 30, 2020 includes $37.5 million of government grants based on our estimates of our satisfaction of the conditions of the grants during the period.

The decrease in facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $52.6 million less in facility operating expense during the nine months ended September 30, 2020 compared to the prior year period. Additionally, there was a decrease in labor costs for home health services as a result of the lower census and as we adjusted our home health services operational structure, to better align our facility operating expenses and business model with the new payment model. The decrease was partially offset by a 6.1% increase in same community facility operating expense, which was primarily due to $81.6 million of incremental costs incurred during the nine months ended September 30, 2020 to respond to the COVID-19 pandemic. Additionally, there was an increase in labor expense arising from wage rate increases, an increase in employee benefit expense, and an extra day of expense due to the leap year.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense of $16.0 million and $35.0 million, respectively, during the nine months ended September 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense excludes $14.6 million and $31.9 million, respectively, of such additional revenue and expenses.

The increase in net income was primarily attributable to a $371.3 million increase in net gain on sale of assets, resulting from our sale of our interest in the CCRC Venture, partially offset by the net revenue and facility operating expense factors previously discussed.

The decrease in Adjusted EBITDA was primarily attributable to the $119.2 million one-time cash lease payment made to Ventas in connection with our lease restructuring transaction effective July 26, 2020 and the revenue and facility operating expense factors previously discussed, partially offset by a decrease in general and administrative expense.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the nine months ended September 30, 2020 and 2019 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount		Percent
Resident fees	$1,940,215	$2,074,828	$(134,613)		(6.5)%
Other operating income	$14,571	$—	$14,571		NM
Facility operating expense	$1,469,300	$1,476,424	$(7,124)		(0.5)%

Number of communities (period end)	652	671	(19)		(2.8)%
Number of units (period end)	53,110	55,262	(2,152)		(3.9)%
Total average units	53,888	55,728	(1,840)		(3.3)%
RevPAR	$3,997	$4,103	$(106)		(2.6)%
Occupancy rate (weighted average)	79.1%	83.7%	(460)	bps	n/a
RevPOR	$5,054	$4,900	$154		3.1%

Same Community Operating Results and Data
Resident fees	$1,783,556	$1,840,604	$(57,048)		(3.1)%
Other operating income	$10,155	$—	$10,155		NM
Facility operating expense	$1,337,034	$1,260,094	$76,940		6.1%

Number of communities	631	631	—		—%
Total average units	49,366	49,358	8		—%
RevPAR	$4,014	$4,144	$(130)		(3.1)%
Occupancy rate (weighted average)	79.4%	84.4%	(500)	bps	n/a
RevPOR	$5,056	$4,910	$146		3.0%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the nine months ended September 30, 2020 and 2019, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount		Percent
Resident fees	$391,902	$408,519	$(16,617)		(4.1)%
Other operating income	$96	$—	$96		NM
Facility operating expense	$257,108	$254,770	$2,338		0.9%

Number of communities (period end)	68	68	—		—%
Number of units (period end)	12,534	12,511	23		0.2%
Total average units	12,532	12,460	72		0.6%
RevPAR	$3,475	$3,592	$(117)		(3.3)%
Occupancy rate (weighted average)	83.5%	89.3%	(580)	bps	n/a
RevPOR	$4,160	$4,021	$139		3.5%

Same Community Operating Results and Data
Resident fees	$369,044	$380,208	$(11,164)		(2.9)%
Other operating income	$96	$—	$96		NM
Facility operating expense	$240,043	$230,566	$9,477		4.1%

Number of communities	64	64	—		—%
Total average units	11,704	11,691	13		0.1%
RevPAR	$3,503	$3,613	$(110)		(3.0)%
Occupancy rate (weighted average)	83.8%	89.2%	(540)	bps	n/a
RevPOR	$4,181	$4,050	$131		3.2%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 540 basis points decrease in same community weighted average occupancy and a 3.2% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of reduced move-in activity related to the COVID-19 pandemic, including the related restrictions at our communities. We estimate that the COVID-19 pandemic, including the related restrictions at our communities, resulted in $18.5 million of lost resident fee revenue on a same community basis for this segment for the nine months ended September 30, 2020. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including $11.8 million of incremental direct costs to prepare for and respond to the COVID-19 pandemic, an increase in labor expense arising from wage rate increases, an increase in employee benefit expense, and an extra day of expense due to the leap year. These increases in the segment's same community facility operating expense were partially offset by decreases in repairs and maintenance costs due to fewer move-ins during the period and supplies costs due to the reduced occupancy during the period.

We recognized additional resident fee revenue and additional facility operating expense for this segment of $5.8 million and $9.2 million, respectively, during the nine months ended September 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $5.4 million and $8.7 million, respectively, of such additional revenue and expenses.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the nine months ended September 30, 2020 and 2019, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount		Percent
Resident fees	$1,298,330	$1,361,225	$(62,895)		(4.6)%
Other operating income	$2,088	$—	$2,088		NM
Facility operating expense	$993,557	$970,526	$23,031		2.4%

Number of communities (period end)	563	577	(14)		(2.4)%
Number of units (period end)	35,124	36,177	(1,053)		(2.9)%
Total average units	35,666	36,701	(1,035)		(2.8)%
RevPAR	$4,045	$4,096	$(51)		(1.2)%
Occupancy rate (weighted average)	78.1%	82.3%	(420)	bps	n/a
RevPOR	$5,181	$4,979	$202		4.1%

Same Community Operating Results and Data
Resident fees	$1,251,865	$1,280,151	$(28,286)		(2.2)%
Other operating income	$2,088	$—	$2,088		NM
Facility operating expense	$955,595	$889,423	$66,172		7.4%

Number of communities	553	553	—		—%
Total average units	34,050	34,055	(5)		—%
RevPAR	$4,085	$4,177	$(92)		(2.2)%
Occupancy rate (weighted average)	78.3%	82.9%	(460)	bps	n/a
RevPOR	$5,214	$5,038	$176		3.5%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 460 basis points decrease in same community weighted average occupancy and a 3.5% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of reduced move-in activity related to the COVID-19 pandemic, including the related restrictions at our communities. We estimate that the COVID-19 pandemic, including the related restrictions at our communities, resulted in $74.6 million of lost resident fee revenue on a same community basis for this segment for the nine months ended September 30, 2020. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases. Additionally, the disposition of 30 communities since the beginning of the prior year period resulted in $27.5 million less in resident fees during the nine months ended September 30, 2020 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including $60.2 million of incremental direct costs to prepare for and respond to the COVID-19 pandemic, and an increase in labor expense arising from wage rate increases, increased contract labor costs, an increase in employee benefit expense, and an extra day of expense due to the leap year. The increase in the segment's same community facility operating expense was partially offset by decreases in repairs and maintenance costs due to fewer move-ins during the period as we intentionally scaled back such activities. The increase in facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $22.2 million less in facility operating expense during the nine months ended September 30, 2020 compared to the prior year period.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $8.3 million and $21.9 million, respectively, during the nine months ended September 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $7.8 million and $20.5 million, respectively, of such additional revenue and expenses.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the nine months ended September 30, 2020 and 2019, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount		Percent
Resident fees	$249,983	$305,084	$(55,101)		(18.1)%
Other operating income	$12,387	$—	$12,387		NM
Facility operating expense	$218,635	$251,128	$(32,493)		(12.9)%

Number of communities (period end)	21	26	(5)		(19.2)%
Number of units (period end)	5,452	6,574	(1,122)		(17.1)%
Total average units	5,690	6,567	(877)		(13.4)%
RevPAR	$4,850	$5,108	$(258)		(5.1)%
Occupancy rate (weighted average)	75.7%	81.3%	(560)	bps	n/a
RevPOR	$6,405	$6,284	$121		1.9%

Same Community Operating Results and Data
Resident fees	$162,647	$180,245	$(17,598)		(9.8)%
Other operating income	$7,971	$—	$7,971		NM
Facility operating expense	$141,396	$140,105	$1,291		0.9%

Number of communities	14	14	—		—
Total average units	3,612	3,612	—		—
RevPAR	$5,003	$5,545	$(542)		(9.8)%
Occupancy rate (weighted average)	75.0%	82.7%	(770)	bps	n/a
RevPOR	$6,663	$6,703	$(40)		(0.6)%

The decrease in the segment's resident fees was primarily attributable to the disposition of five communities since the beginning of the prior year period, which resulted in $31.8 million less in resident fees during the nine months ended September 30, 2020 compared to the prior year period. Additionally, there was a decrease in the segment's same community RevPAR, comprised of a 770 basis points decrease in same community weighted average occupancy and a 0.6% decrease in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of reduced move-in activity related to the COVID-19 pandemic, including the related restrictions at our communities. We estimate that the COVID-19 pandemic, including the related restrictions at our communities, resulted in $22.7 million of lost resident fee revenue on a same community basis for this segment for the nine months ended September 30, 2020. The decrease in the segment's same community RevPOR was primarily the result of a mix shift away from skilled nursing within the segment, partially offset by in-place rent increases.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $30.4 million less in facility operating expense during the nine months ended September 30, 2020 compared to the prior year period. The decrease in facility operating expense was partially offset by an increase in the segment's same community facility operating expense, including $9.6 million of incremental direct costs to prepare for and respond to the COVID-19 pandemic, partially offset by decreases in labor expense arising from fewer hours worked and healthcare supplies costs during the period as we intentionally scaled back such costs for the reduced occupancy.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $2.0 million and $4.0 million, respectively, during the nine months ended September 30, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $1.4 million and $2.7 million, respectively, of such additional revenue and expenses.

Operating Results - Health Care Services Segment

The following table summarizes the operating results and data for our Health Care Services segment for the nine months ended September 30, 2020 and 2019.

(in thousands, except census)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Resident fees	$274,892	$337,751	$(62,859)	(18.6)%
Other operating income	$22,887	$—	$22,887	NM
Facility operating expense	$295,746	$315,633	$(19,887)	(6.3)%

Home health average daily census	13,381	15,740	(2,359)	(15.0)%
Hospice average daily census	1,670	1,538	132	8.6%

The decrease in the segment's resident fees was primarily attributable to a decrease in revenue for home health services, which reflects the implementation of the PDGM. Additionally, our home health average daily census also began to decrease in March 2020 due to the COVID-19 pandemic, which resulted in lower occupancy in our communities and fewer elective medical procedures and hospital discharges. The decrease in resident fees was partially offset by an increase in volume for hospice services. We estimate that the COVID-19 pandemic, including the related restrictions at our communities, resulted in $32.9 million of lost resident fee revenue for the nine months ended September 30, 2020.

The decrease in the segment's facility operating expense was primarily attributable to a decrease in labor costs for home health services as a result of the lower census and as we adjusted our home health services operational structure, to better align our facility operating expenses and business model with the new payment model. The decrease in the segment's facility operating expense was partially offset by $5.9 million of incremental direct costs to prepare for and respond to the COVID-19 pandemic and an increase in labor costs for hospice services arising from wage rate increases and the expansion of our hospice services throughout 2019.

Operating Results - Management Services Segment

The following table summarizes the operating results and data for our Management Services segment for the nine months ended September 30, 2020 and 2019.

(in thousands, except communities, units, and occupancy)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Management fees	$120,460	$44,756	$75,704	NM
Reimbursed costs incurred on behalf of managed communities	$315,003	$613,115	$(298,112)	(48.6)%

Number of communities (period end)	74	123	(49)	(39.8)%
Number of units (period end)	9,980	20,168	(10,188)	(50.5)%
Total average units	11,559	22,747	(11,188)	(49.2)%

The increase in management fees was primarily attributable to the $100.0 million management termination fee payment received from Healthpeak during the three months ended March 31, 2020. We have completed the transition of management arrangements on 131 net communities since the beginning of the prior year period, generally for interim management arrangements on former unconsolidated ventures in which we sold our interest and interim management arrangements on formerly leased or owned communities. Management fees of $120.5 million for the nine months ended September 30, 2020 include $103.9 million of management fees attributable to communities for which our management agreements were terminated during such period and approximately $3.0 million of management fees attributable to communities that we expect the terminations of our management agreements to occur in the next approximately 12 months.

The decrease in reimbursed costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the nine months ended September 30, 2020 and 2019.

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
General and administrative expense	$161,251	$170,296	$(9,045)	(5.3)%
Facility operating lease expense	178,480	203,610	(25,130)	(12.3)%
Depreciation and amortization	271,713	284,462	(12,749)	(4.5)%
Asset impairment	96,729	6,254	90,475	NM
Loss (gain) on facility lease termination and modification, net	—	2,006	(2,006)	(100.0)%
Costs incurred on behalf of managed communities	315,003	613,115	(298,112)	(48.6)%
Interest income	4,305	8,059	(3,754)	(46.6)%
Interest expense	(159,328)	(188,271)	(28,943)	(15.4)%
Gain (loss) on debt modification and extinguishment, net	11,107	(5,194)	16,301	NM
Equity in earnings (loss) of unconsolidated ventures	(863)	(3,574)	(2,711)	(75.9)%
Gain (loss) on sale of assets, net	374,019	2,723	371,296	NM
Other non-operating income (loss)	4,598	9,950	(5,352)	(53.8)%
Benefit (provision) for income taxes	(7,560)	488	(8,048)	NM

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to a reduction in our travel costs as we intentionally scaled back such activities, a reduction in our corporate headcount, as we scaled our general and administrative costs in connection with community dispositions, and a reduction in our incentive compensation costs. The decrease was partially offset by a $6.6 million increase in transaction and organizational restructuring costs compared to the prior period, to $11.6 million for the nine months ended September 30, 2020. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily due to the acquisition of formerly leased communities and lease termination activity since the beginning of the prior year and the Ventas lease portfolio restructuring during the current year period.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to leasehold improvements for certain leased communities becoming fully depreciated since the beginning of the prior year period and disposition activity since the beginning of the prior year.

Asset Impairment. During the current year period, we recorded $96.7 million of non-cash impairment charges, primarily for right-of-use assets for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic. During the prior year period, we recorded $6.3 million of non-cash impairment charges. See Note 6 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the impairment charges.

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

Gain (Loss) on Sale of Assets, Net. The increase in gain on sale of assets, net was primarily due to a $369.8 million gain on sale of assets recognized for the sale of our ownership interest in the CCRC Venture during the nine months ended September 30, 2020.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the nine months ended September 30, 2020 and 2019 was due to a decrease in the valuation allowance that was a direct result of the multi-part transaction with Healthpeak, and the impact of the increase of the annualized valuation allowance on the annualized effective rate for 2020. We recorded an aggregate deferred federal, state, and local tax expense of $36.8 million, of which, $56.3 million was recorded as a result of the benefit on our operating loss for the nine months ended September 30, 2020. The benefit was offset by $93.1 million of tax expense that was recorded on the sale of our interest in the CCRC Venture. The tax expense was offset by a decrease in the valuation allowance of $39.5 million. The change in the valuation allowance for the nine months ended September 30, 2020 resulted from the tax impact of the Healthpeak transaction, the increase in valuation allowance on current operating losses, and the anticipated reversal of future tax liabilities offset by future tax deductions. We recorded an aggregate deferred federal, state, and local tax benefit of $40.7 million as a result of the operating loss for the nine months ended September 30, 2019, which was offset by an increase in the valuation allowance of $39.4 million.

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

Liquidity and Indebtedness

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the condensed consolidated statements of cash flows, and our Adjusted Free Cash Flow:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019	Amount	Percent
Net cash provided by (used in) operating activities	$132,150	$128,330	$3,820	3.0%
Net cash provided by (used in) investing activities	(343,964)	(150,355)	193,609	128.8%
Net cash provided by (used in) financing activities	403,192	(112,834)	516,026	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	191,378	(134,859)	326,237	NM
Cash, cash equivalents, and restricted cash at beginning of period	301,697	450,218	(148,521)	(33.0)%
Cash, cash equivalents, and restricted cash at end of period	$493,075	$315,359	$177,716	56.4%

Adjusted Free Cash Flow	$4,306	$(76,915)	$81,221	NM

The increase in net cash provided by operating activities was attributable primarily to the $100.0 million management termination fee payment received from Healthpeak, $87.5 million of cash received under the Medicare accelerated and advance payment program, $50.1 million of the employer portion of social security payroll taxes deferred, and $36.1 million of government grants accepted during the current year period. These changes were partially offset by the $119.2 million one-time cash lease payment made to Ventas in connection with our lease restructuring transaction effective July 26, 2020, $95.1 million of incremental direct costs to prepare for and respond to the COVID-19 pandemic, a decrease in same community revenue, and a decrease in revenue for home health services compared to the prior year period.

The increase in net cash used in investing activities was primarily attributable to $472.2 million of cash paid for the acquisition of communities during the current year period, a $117.6 million increase in purchases of marketable securities compared to the prior year period, and a $31.3 million decrease in cash proceeds from notes receivable compared to the prior year period. These changes were partially offset by a $277.7 million increase in net proceeds from the sale of assets, a $84.8 million increase in proceeds from sales and maturities of marketable securities, and a $65.7 million decrease in cash paid for capital expenditures compared to the prior year period.

The change in net cash provided by (used in) financing activities was primarily attributable to a $643.3 million increase in debt proceeds compared to the prior year period. These changes were partially offset by a $114.5 million increase in repayment of debt and financing lease obligations compared to the prior year period and an $11.8 million increase in cash paid during the current year period for financing costs.

The increase in Adjusted Free Cash Flow was primarily attributable to the increase in net cash provided by operating activities and a $75.2 million decrease in non-development capital expenditures, net compared to the prior year period.

Our principal sources of liquidity have historically been from:

•cash balances on hand, cash equivalents, and marketable securities;
•cash flows from operations;
•proceeds from our credit facilities;
•funds generated through unconsolidated venture arrangements;
•proceeds from mortgage financing, refinancing of various assets, or sale-leaseback transactions;
•funds raised in the debt or equity markets; and
•proceeds from the disposition of assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity. During the nine months ended September 30, 2020, we also have received cash grants and advanced/accelerated Medicare payments under programs expanded or created under the CARES Act, and we have elected to utilize the CARES Act payroll tax deferral program, each as described above.

Our liquidity requirements have historically arisen from:

•working capital;
•operating costs such as employee compensation and related benefits, severance costs, general and administrative expense, and supply costs;
•debt service and lease payments;
•acquisition consideration, lease termination and restructuring costs, and transaction and integration costs;
•capital expenditures and improvements, including the expansion, renovation, redevelopment, and repositioning of our current communities and the development of new communities;
•cash collateral required to be posted in connection with our financial instruments and insurance programs;
•purchases of common stock under our share repurchase authorizations;
•other corporate initiatives (including integration, information systems, branding, and other strategic projects); and
•prior to 2009, dividend payments.

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•working capital;
•operating costs such as employee compensation and related benefits, severance costs, general and administrative expense, and supply costs, including those related to the COVID-19 pandemic;
•debt service and lease payments;
•payment of deferred payroll taxes under the CARES Act;
•acquisition consideration;
•transaction costs and expansion of our healthcare services;
•capital expenditures and improvements, including the expansion, renovation, redevelopment, and repositioning of our existing communities;
•cash collateral required to be posted in connection with our financial instruments and insurance programs; and
•other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations.

As of September 30, 2020, we had $3.9 billion of debt outstanding, at a weighted average interest rate of 3.6%. As of such date, 98.2%, or $3.9 billion of our total debt obligations represented non-recourse property-level mortgage financings. As of September 30, 2020, $1.4 billion of our long-term debt is variable rate debt subject to interest rate cap agreements. The remaining $131.0 million of our long-term variable rate debt is not subject to any interest rate cap agreements. As of September 30, 2020, $87.7 million of letters of credit had been issued under our secured and unsecured credit facilities.

As of September 30, 2020, we had $1.6 billion of operating and financing lease obligations. For the twelve months ending September 30, 2021, we will be required to make approximately $264.7 million of cash lease payments in connection with our existing operating and financing leases.

Total liquidity of $490.7 million as of September 30, 2020 included $354.6 million of unrestricted cash and cash equivalents (excluding restricted cash and lease security deposits of $141.8 million in the aggregate) and $136.1 million of marketable securities. Total liquidity as of September 30, 2020 increased $9.4 million from total liquidity of $481.3 million as of December 31, 2019. The increase was primarily attributable to temporary liquidity relief under the CARES Act and the transactions with Healthpeak completed during the three months ended March 31, 2020, including the impact of the related financing transaction, partially offset by the $119.2 million one-time cash lease payment made to Ventas in connection with our lease restructuring transaction effective July 26, 2020.

We continue to seek opportunities to enhance and preserve our liquidity, including through reducing expenses and elective capital expenditures, continuing to evaluate our financing structure and the state of debt markets, and seeking further government-sponsored financial relief related to the COVID-19 pandemic. There is no assurance that our efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief. Additionally, 55 communities (4,359 units) were unencumbered by mortgage debt as of September 30, 2020.

We currently estimate that our existing cash flows from operations, together with cash balances on hand, cash equivalents, marketable securities, expected grants to be received from the Provider Relief Fund, proceeds from anticipated dispositions of owned communities, and financings and refinancings of various assets, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming the economy and our industry do not further deteriorate substantially as a result of the continuing impacts of the pandemic.

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

The following table summarizes our capital expenditures for the nine months ended September 30, 2020 for our consolidated business:

(in millions)	Nine Months Ended September 30, 2020
Community-level capital expenditures, net(1)	$86.9
Corporate capital expenditures, net(2)	18.0
Non-development capital expenditures, net(3)	104.9
Development capital expenditures, net	9.9
Total capital expenditures, net	$114.8

(1)Reflects the amount invested, net of lessor reimbursements of $18.0 million.

(2)Includes $1.8 million of remediation costs at our communities resulting from hurricanes and other natural disasters and for the acquisition of emergency power generators at our impacted Florida communities.

(3)Amount is included in Adjusted Free Cash Flow.

In response to the COVID-19 pandemic, we have delayed or canceled a number of elective capital expenditure projects. As a result, we expect our full-year 2020 non-development capital expenditures, net of anticipated lessor reimbursements, and development capital expenditures to be approximately $140 million and $15 million, respectively, which reflects a $50 million and $15 million reduction to our pre-pandemic plans for 2020, respectively. We anticipate that our 2020 capital expenditures will be funded from cash on hand, cash flows from operations, and reimbursements from lessors.

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

Credit Facilities

On August 31, 2020, we terminated our Fifth Amended and Restated Credit Agreement with Capital One, National Association, as administrative agent, lender, and swingline lender and the other lenders from time to time parties thereto (as amended, the "Credit Agreement"). The Credit Agreement had provided commitments for a $250 million revolving credit facility with a $60 million sublimit for letters of credit and a $50 million swingline feature. The credit facility was secured by first priority mortgages on certain of our communities, and availability varied from time to time based on borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and our consolidated fixed charge coverage ratio. The Credit Agreement was terminated in connection with our obtaining approximately $266.9 million of non-recourse mortgage financing on 16 communities on August 31, 2020, most of which had secured the Credit Agreement prior to its termination. At the closing, we repaid the $166.4 million outstanding principal amount under the Credit Agreement, together with accumulated interest, without payment of any termination fee or penalty, and we cash collateralized the letters of credit outstanding under the Credit Agreement.

As of September 30, 2020, $87.7 million of letters of credit have been issued of which $46.7 million were issued under our $50.0 million unsecured credit facility. Restricted cash as of September 30, 2020 includes $41.4 million of collateral deposits for the $41.0 million secured letters of credit.

Long-Term Leases

As of September 30, 2020, we operated 302 communities under long-term leases (236 operating leases and 66 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. We typically guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

For the three and nine months ended September 30, 2020, our cash lease payments for our operating leases were $173.7 million and $325.3 million, respectively, and for our financing leases were $16.5 million and $51.4 million, respectively. For the twelve months ending September 30, 2021, we will be required to make $264.7 million of cash lease payments in connection with our existing operating and financing leases. Our capital expenditure plans for 2020 include required minimum spend of approximately $17 million for capital expenditures under certain of our community leases. Additionally, we are required to spend an average of approximately $25 million per year for each of the following four years and approximately $41 million thereafter under the initial lease terms of such leases.

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

As of September 30, 2020, we are in compliance with the financial covenants of our debt agreements and long-term leases.

Contractual Commitments

The following table presents a summary of our material indebtedness, including the related interest payments, lease, and other contractual commitments, as of September 30, 2020.

		Payments Due during the Period Ending December 31,
(in millions)	Total	2020	2021	2022	2023	2024	Thereafter

Contractual Obligations:
Principal on long-term debt(1)	$3,958.5	$16.2	$72.5	$352.4	$234.4	$304.2	$2,978.8
Interest on long-term debt(2)	921.6	36.3	143.3	133.3	121.8	116.4	370.5
Long-term debt	4,880.1	52.5	215.8	485.7	356.2	420.6	3,349.3
Financing lease obligations(3)	445.7	16.0	64.6	65.2	66.0	67.2	166.7
Operating lease obligations(4)	1,335.3	53.6	212.1	195.5	195.7	195.5	482.9
Total contractual obligations	$6,661.1	$122.1	$492.5	$746.4	$617.9	$683.3	$3,998.9

(1)Excludes debt discount and deferred financing costs of $28.3 million as of September 30, 2020.

(2)Represents contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the September 30, 2020 rate.
(3)Reflects future cash lease payments after giving effect to fixed payments (including in-substance fixed payments) and variable payments estimated utilizing the applicable index or rate as of September 30, 2020. The cash payments for financing lease obligations exclude $412.8 million of financing lease obligations recognized on our condensed consolidated balance sheet for purchase option liabilities and for sale-leaseback transactions in which we have not transferred control of the underlying asset.
(4)Reflects future cash payments after giving effect to fixed payments (including in-substance fixed payments) and variable payments estimated utilizing the applicable index or rate as of September 30, 2020.
Our capital expenditure plans for 2020 include required minimum spend of approximately $17 million for capital expenditures under certain of our community leases. Additionally, we are required to spend an average of approximately $25 million per year for each of the following four years and approximately $41 million thereafter under the initial lease terms of such leases.
The foregoing amounts exclude outstanding letters of credit aggregating to $87.7 million as of September 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

The table below reconciles our Adjusted EBITDA from our net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$(124,993)	$(78,508)	$126,084	$(177,169)
Provision (benefit) for income taxes	14,884	(1,800)	7,560	(488)
Equity in (earnings) loss of unconsolidated ventures	293	2,057	863	3,574
Loss (gain) on debt modification and extinguishment, net	7,917	2,455	(11,107)	5,194
Loss (gain) on sale of assets, net	(2,209)	(579)	(374,019)	(2,723)
Other non-operating (income) loss	(948)	(3,763)	(4,598)	(9,950)
Interest expense	50,546	62,078	159,328	188,271
Interest income	(607)	(2,162)	(4,305)	(8,059)
Income (loss) from operations	(55,117)	(20,222)	(100,194)	(1,350)
Depreciation and amortization	87,821	93,550	271,713	284,462
Asset impairment	8,213	2,094	96,729	6,254
Loss (gain) on facility lease termination and modification, net	—	—	—	2,006
Operating lease expense adjustment	(117,322)	(4,814)	(132,276)	(13,626)
Non-cash stock-based compensation expense	6,136	5,929	18,212	18,315
Transaction and organizational restructuring costs	6,250	3,910	11,599	5,005
Adjusted EBITDA(1)	$(64,019)	$80,447	$165,783	$301,066

(1)     Adjusted EBITDA includes:
•$6.0 million and $19.0 million, respectively, of negative non-recurring net impact for the three and nine months ended September 30, 2019 from the application of the lease accounting standard effective January 1, 2019
•$100.0 million benefit for the nine months ended September 30, 2020 for the management agreement termination fee payment received from Healthpeak
•$119.2 million for the three and nine months ended September 30, 2020 for the one-time cash lease payment made to Ventas in connection with our lease restructuring transaction effective July 26, 2020
•$10.8 million and $37.5 million, respectively, benefit for the three and nine months ended September 30, 2020 of Provider Relief Funds and other government grants recognized in other operating income

Adjusted Free Cash Flow

Adjusted Free Cash Flow is a non-GAAP liquidity measure that we define as net cash provided by (used in) operating activities before: distributions from unconsolidated ventures from cumulative share of net earnings, changes in prepaid insurance premiums financed with notes payable, changes in operating lease liability for lease termination, cash paid/received for gain/loss on facility lease termination and modification, and lessor capital expenditure reimbursements under operating leases; plus: property insurance proceeds and proceeds from refundable entrance fees, net of refunds; less: non-development capital expenditures and payment of financing lease obligations. Non-development capital expenditures are comprised of corporate and community-level capital expenditures, including those related to maintenance, renovations, upgrades and other major building infrastructure projects for our communities and is presented net of lessor reimbursements. Non-development capital expenditures do not include capital expenditures for community expansions and major community redevelopment and repositioning projects, and the development of new communities.

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

Adjusted Free Cash Flow has material limitations as a liquidity measure, including: (i) it does not represent cash available for dividends, share repurchases, or discretionary expenditures since certain non-discretionary expenditures, including mandatory debt principal payments, are not reflected in this measure; (ii) the cash portion of non-recurring charges related to gain/loss on facility lease termination generally represent charges/gains that may significantly affect our liquidity; and (iii) the impact of timing of cash expenditures, including the timing of non-development capital expenditures, limits the usefulness of the measure for short-term comparisons.

The table below reconciles our Adjusted Free Cash Flow from our net cash provided by (used in) operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$(77,169)	$69,211	$132,150	$128,330
Net cash provided by (used in) investing activities	(48,554)	(70,056)	(343,964)	(150,355)
Net cash provided by (used in) financing activities	96,668	(8,755)	403,192	(112,834)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(29,055)	$(9,600)	$191,378	$(134,859)

Net cash provided by (used in) operating activities	$(77,169)	$69,211	$132,150	$128,330
Distributions from unconsolidated ventures from cumulative share of net earnings	(766)	(858)	(766)	(2,388)
Changes in prepaid insurance premiums financed with notes payable	(5,841)	(6,215)	5,823	5,875
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(3,131)	(11,043)	(13,640)	(12,043)
Non-development capital expenditures, net	(22,872)	(59,121)	(104,949)	(180,187)
Payment of financing lease obligations	(4,548)	(5,549)	(14,312)	(16,502)
Adjusted Free Cash Flow(1)	$(114,327)	$(13,575)	$4,306	$(76,915)

(1)     Adjusted Free Cash Flow includes transaction and organizational restructuring costs of $6.3 million and $3.9 million for the three months ended September 30, 2020 and 2019, respectively, and $11.6 million and $5.0 million for the nine months ended September 30, 2020 and 2019, respectively. Additionally, Adjusted Free Cash Flow includes:

For the three months ended September 30, 2020:
•$119.2 million one-time cash lease payment made to Ventas in connection with our lease restructuring transaction effective July 26, 2020
•$2.5 million benefit from accelerated/advanced Medicare payments received
•$4.4 million benefit from Provider Relief Funds and other government grants accepted
•$23.6 million benefit from payroll taxes deferred

For the nine months ended September 30, 2020:
•$119.2 million one-time cash lease payment made to Ventas in connection with our lease restructuring transaction effective July 26, 2020
•$100.0 million benefit from management agreement termination fee payment received from Healthpeak
•$87.5 million benefit from accelerated/advanced Medicare payments received
•$38.6 million benefit from Provider Relief Funds and other government grants accepted
•$50.1 million benefit from payroll taxes deferred

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of September 30, 2020, we had $2.4 billion of long-term fixed rate debt and $1.5 billion of long-term variable rate debt. For the nine months ended September 30, 2020, our total fixed-rate debt and variable-rate debt outstanding had a weighted average interest rate of 3.8%.

In the normal course of business, we enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of September 30, 2020, $1.4 billion, or 35.5%, of our long-term debt is variable rate debt subject to interest rate cap agreements and $131.0 million, or 3.3%, of our long-term debt is variable rate debt not subject to any interest rate cap agreements. Our outstanding variable rate debt is indexed to LIBOR, and accordingly our annual interest expense related to variable rate debt is directly affected by movements in LIBOR. After consideration of hedging instruments currently in place, increases in LIBOR of 100, 200, and 500 basis points would have resulted in additional annual interest expense of $15.6 million, $31.2 million, and $66.5 million, respectively. Certain of our variable debt instruments include springing provisions that obligate us to acquire additional interest rate caps in the event that LIBOR increases above certain levels, and the implementation of those provisions would result in additional mitigation of interest costs.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The United States broadly continues to experience the COVID-19 pandemic, which has significantly disrupted, and likely will continue to significantly disrupt for some period, our nation’s economy, the senior living industry, and our business. We expect that the pandemic, and the response efforts of federal, state, and local government authorities, businesses, individuals and us, likely will continue to adversely impact our business, results of operations, cash flow, and liquidity through 2021. We cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on our business, results of operations, cash flow, liquidity, and stock price, and such impacts may be material and persist for some time. Further, our response efforts may continue to delay or negatively impact our strategic initiatives including plans for future growth.

Due to the average age and prevalence of chronic medical conditions among our residents and patients, they generally are at disproportionately higher risk of hospitalization and adverse outcomes if they contract COVID-19. Upon confirmation of positive COVID-19 exposure at a community, the Company follows government guidance regarding minimizing further exposure, including associates’ adhering to personal protection protocols, restricting new resident admissions, and in some cases isolating residents. Seeking to prevent the introduction of COVID-19 into our communities, and to help control further exposure to infections within communities, in March 2020 we began restricting visitors at all our communities to essential healthcare personnel and certain compassionate care situations, screening associates and permitted visitors, suspending group outings, modifying communal dining and programming to comply with social distancing guidelines and, in most cases, implementing in-room only dining and activities programming, requesting that residents refrain from leaving the community unless medically necessary, and requiring new residents and residents returning from a hospital or nursing home to isolate in their apartment for fourteen days. These restrictions were in place across our portfolio for the three months ended June 30,

2020. We have adopted a framework for determining when to ease restrictions at each of our communities based on several criteria, including regulatory requirements and guidance, completion of baseline testing at the community, and the community having no current confirmed positive COVID-19 cases. Under this framework, we began easing restrictions on a community-by-community basis in July 2020 where regulatory requirements and guidance allow, which easing may have included permitting outdoor, and in some cases, indoor visits with families, reduced capacity communal dining, limited communal activities programming, and in-person prospective resident visits. Due to the vulnerable nature of our residents, we expect restrictions at our communities to continue for some time, and we may revert to more restrictive measures if the pandemic worsens or as necessary to comply with regulator requirements. We have completed baseline COVID-19 testing at all of our communities. Further testing, whether undertaken proactively or as a result of regulatory requirements, may result in significant additional expense, additional temporary restrictions on move-ins at affected communities, continued need for isolating positive residents, increased use of personal protection equipment by our associates, and increased labor costs.

The pandemic, including the related restrictions at our communities, have significantly disrupted demand for senior living communities and the sales process, which typically includes in-person prospective resident visits within communities. During the third quarter of 2020, we returned to using in-person prospective resident visits for a majority of our communities. However, several large markets continue with virtual-only prospective resident visits. Restrictions on move-ins were eased at our communities beginning in July 2020, with approximately 98% of our communities accepting new residents by the end of September 2020 compared to 86% of our communities as of June 30, 2020. On October 31, 2020, we are accepting new residents to 95% of our communities. We believe potential residents and their families are more cautious regarding moving into senior living communities while the pandemic continues, and such caution may persist for some time. Our efforts to adapt our sales and marketing efforts to meet demand may not be successful. We cannot predict with reasonable certainty whether or when demand for senior living communities will return to pre-COVID-19 levels or the extent to which the pandemic’s effect on demand may adversely affect the amount of resident fees we are able to collect from our residents.

The pandemic, including the related restrictions at our communities, began to adversely impact our occupancy and resident fee revenue significantly during March 2020, as new resident leads, visits (including virtual visits), and move-in activity declined significantly compared to typical levels. The year-over-year decrease in monthly move-ins of our same community portfolio has moderated from 64.2% in April 2020 to 22.9% in September 2020, and move-ins for the third quarter of 2020 improved 38.0% sequentially from the second quarter of 2020. Despite the slowing pace of reduced move-ins, our same community weighted average occupancy has declined in each month of the pandemic, from 83.0% in March 2020 to 74.4% in September 2020 and 74.0% in October 2020. We estimate that the pandemic, including the related restrictions at our communities, resulted in $70.8 million and $115.8 million of lost resident fee revenue in our same community portfolio for the three and nine months ended September 30, 2020, respectively. Further deterioration of our resident fee revenue will result from lower move-in activity and the resident attrition inherent in our business, which may increase due to the impacts of COVID-19. In addition, our home health average daily census also began to decrease in March 2020 due to lower occupancy in our communities and fewer elective medical procedures and hospital discharges, resulting in an 18.7% and 14.4% year-over-year decline in home health average daily census for the three months ended June 30, 2020 and September 30, 2020, respectively.

Facility operating expense for the three and nine months ended September 30, 2020 includes $24.5 million and $95.1 million, respectively, of incremental direct costs to prepare for and respond to the pandemic, including costs for: acquisition of additional personal protective equipment, medical equipment, and cleaning and disposable food service supplies, enhanced cleaning and environmental sanitation, increased labor expense, increased workers compensation and health plan expense, consulting and professional services, and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. We are not able to reasonably predict the total amount of costs we will incur related to the pandemic, and such costs are likely to be substantial. We have taken, and may take in future periods, significant impairment charges related to COVID-19 due to lower than expected operating performance at communities.

We continue to seek opportunities to enhance and preserve our liquidity, including through reducing expenses and elective capital expenditures, continuing to evaluate our financing structure and the state of debt markets, and seeking further government-sponsored financial relief related to the COVID-19 pandemic. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)In connection with the transactions with Ventas described in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations," on July 26, 2020, the Company issued a warrant to Ventas (the "Warrant") to purchase 16.3 million shares of the Company’s common stock, $0.01 par value per share, at a price per share of $3.00. The Warrant is exercisable at Ventas’ option at any time and from time to time, in whole or in part, until December 31, 2025. The exercise price and the number of shares issuable on exercise of the Warrant are subject to certain anti-dilution adjustments, including for cash dividends, stock dividends, stock splits, reclassifications, non-cash distributions, certain repurchases of common stock and business combination transactions. To the extent that the number of shares owned by Ventas (including shares underlying the Warrant) would be more than 9.6% of the total combined voting power of all the Company’s classes of capital stock or of the total value of shares of all the Company’s classes of capital stock (the "Ownership Cap") (other than as a result of actions taken by Ventas), the Company would generally be required to repurchase the number of shares necessary to avoid Ventas exceeding the Ownership Cap unless Ventas makes an election to require the Company to pay Ventas cash in lieu of issuing shares pursuant to the Warrant in excess of the Ownership Cap. The Warrant and the shares issuable upon exercise thereof have not been registered under the Securities Act of 1933, as amended, and were issued in a private placement pursuant to Section 4(a)(2) thereof. Pursuant to the Registration Rights Agreement with Ventas, the Company filed a shelf registration statement with the SEC with respect to the shares underlying the Warrant, which was declared effective on August 17, 2020.
(b)Not applicable.
(c)The following table contains information regarding purchases of our common stock made during the quarter ended September 30, 2020 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
7/1/2020 - 7/31/2020	—	$—	—	$44,026
8/1/2020 - 8/31/2020	22,010	2.75	—	44,026
9/1/2020 - 9/30/2020	—	—	—	44,026
Total	22,010	$—	—

(1)Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.
(2)On November 1, 2016, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of its common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of September 30, 2020, $44.0 million remained available under the repurchase program.

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
10.1
Letter Agreement dated as of July 26, 2020 by and between the Company and Ventas (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-32641)).*

10.2
Amended and Restated Master Lease and Security Agreement dated as of July 26, 2020 by an among certain subsidiaries of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-32641)).*

10.3
Amended and Restated Guaranty dated as of July 26, 2020 by and among the Company as Guarantor, certain subsidiaries of the Company as Tenant, and Ventas and certain of its subsidiaries (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-32641)).*

10.4
Warrant dated July 26, 2020 by and between the Company and Ventas (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-32641)).

10.5
Registration Rights Agreement dated as of July 26, 2020 by and between the Company and Ventas (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-32641)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101).
*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Steven E. Swain
Name:	Steven E. Swain
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 5, 2020