Form 10-K
period 2020-12-31
Brookdale Senior Living Inc.
filed 2021-02-25
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter was approximately $545 million. The market value calculation was determined using a per share price of $2.95, the price at which the registrant's common stock was last sold on the New York Stock Exchange on such date.

As of February 22, 2021, 183,461,665 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders, or an amendment to this Form 10-K, to be filed with the SEC within 120 days of December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," or other similar words or expressions. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the impacts of the COVID-19 pandemic, including the response efforts of federal, state, and local government authorities, businesses, individuals, and us on our business, results of operations, cash flow, liquidity, and our strategic initiatives, including plans for future growth, which will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence of the disease, the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets, the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups, government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief, perceptions regarding the safety of senior living communities during and after the pandemic, changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand, the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19, changes in the acuity levels of our new residents, the disproportionate impact of COVID-19 on seniors generally and those residing in our communities, the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, and other expenses, the impact of COVID-19 on our ability to complete financings, refinancings, or other transactions (including dispositions and our pending Health Care Services transaction) or to generate sufficient cash flow to cover required interest and lease payments and to satisfy financial and other covenants in our debt and lease documents, increased regulatory requirements, including unfunded, mandatory testing, increased enforcement actions resulting from COVID-19, government action that may limit our collection or discharge efforts for delinquent accounts, and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts; events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the impact of ongoing healthcare reform efforts; the effects of senior housing construction and development, lower industry occupancy (including due to the pandemic), and increased competition; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease, including due to the pandemic; limits on our ability to use net operating loss carryovers to reduce future tax payments; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to complete pending or expected disposition, acquisition, or other transactions (including our pending Health Care Services transaction) on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; delays in obtaining regulatory approvals; disruptions in the financial markets or decreases in the appraised values or performance of our communities that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; our ability to generate sufficient cash flow to cover required interest and long-term lease payments and to fund our planned capital projects; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the effect of our indebtedness and long-term leases on our liquidity; the potential phasing out of LIBOR which may increase the costs of our debt obligations; our ability to obtain additional capital on terms acceptable to us; departures of key officers and potential disruption caused by changes in management; increased competition for or a shortage of personnel (including due to the pandemic), wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us, including class action and stockholder derivative complaints; the cost and difficulty of complying with increasing and evolving regulation; costs to respond to, and adverse determinations resulting from, government reviews, audits and investigations; unanticipated costs to comply with legislative or regulatory developments; the risks associated with current global economic conditions and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, costs of salaries, wages, benefits, and insurance, interest rates, and tax rates; the impact of seasonal contagious illness or an outbreak of COVID-19 or other contagious disease in the markets in which we operate; actions of activist stockholders, including a proxy contest; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Annual Report on Form 10-K. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

RISK FACTOR SUMMARY

Our business faces significant risks and uncertainties. You should carefully review and consider the full discussion of our risk factors set forth under "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K, in addition to other information contained in this Annual Report on Form 10-K. If any of these risks actually occurs, our business, financial condition, results of operations, cash flow, liquidity, and future prospects could be materially and adversely affected. The following is a summary of the principal risks that could adversely affect our business, results of operations, cash flow, liquidity, and future prospects.

•The COVID-19 pandemic, including the response efforts of federal, state, and local government authorities, businesses, individuals and us, has adversely impacted, and likely will continue to adversely impact our business, results of operations, cash flow, liquidity, and stock price, and such impacts may be material. The ultimate impacts of COVID-19 on our business, results of operations, cash flow, liquidity, and stock price will depend on many factors, some of which cannot be foreseen, including those set forth in “Item 1A. Risk Factors.”
•Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford our resident fees (including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members) could cause our occupancy, revenues, results of operations, and cash flow to decline.
•Changes in the reimbursement rates, methods, or timing of payment from government reimbursement programs could adversely affect our revenues, results of operations, and cash flow.
•The impact of ongoing healthcare reform efforts on our business cannot accurately be predicted.
•Senior housing construction and development, lower industry occupancy (including due to pandemic), and increased competition, may have an adverse effect on our occupancy, revenues, results of operations, and cash flow.
•The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes, acts of nature, or the effects of climate change in those areas, which could negatively impact our financial condition, revenues, results of operations, and cash flow.
•Termination of our resident agreements and vacancies in the living spaces we lease, including due to the pandemic, could adversely affect our occupancy, revenues, results of operations, and cash flow.
•Our ability to use net operating loss carryovers to reduce future tax payments may be limited.
•Failure to maintain the security and functionality of our information systems and data, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA, could adversely affect our business, reputation, and relationships with our residents, patients, employees, and referral sources and subject us to remediation costs, government inquiries, and liabilities, any of which could materially and adversely impact our revenues, results of operations, cash flow, and liquidity.
•Failure to complete our capital expenditures in accordance with our plans may adversely affect our anticipated revenues, results of operations, and cash flow.
•To the extent we identify and pursue any future development, investment, or acquisition opportunities, we may encounter difficulties in identifying opportunities at attractive prices or integrating acquisitions with our operations, which may adversely affect our financial condition, results of operations, and cash flow.
•Competition for the acquisition of strategic assets from buyers with greater financial resources or lower costs of capital than us or that have lower return expectations than we do could limit our ability to compete for strategic acquisitions and therefore to grow our business effectively.
•Pending disposition transactions are, and any future disposition transactions will be, subject to various closing conditions, including the receipt of regulatory approvals where applicable, likely will result in reductions to our revenue and may negatively impact our results of operations and cash flow.
•The closing of the pending sale of 80% of our equity in our Health Care Services segment may not be completed in accordance with our expectations or at all, and may not generate cash proceeds to us in the amount we anticipate, and the pending sale may disrupt our financial condition, results of operations, and cash flow.
•Our execution of our strategy may not be successful, and initiatives undertaken to execute on our strategic priorities may adversely affect our business, financial condition, results of operations, cash flow, and the price of our common stock.

•Disruptions in the financial markets or decreases in the appraised values or performance of our communities could affect our ability to obtain financing or to extend or refinance debt as it matures, which could negatively impact our liquidity, financial condition, and the market price of our common stock.
•If we are unable to generate sufficient cash flow to cover required interest and lease payments, this could result in defaults of the related debt or leases and cross-defaults under our other debt or lease documents, which would adversely affect our capital structure, financial condition, results of operations, and cash flow.
•Our indebtedness and long-term leases could adversely affect our liquidity and our ability to operate our business.
•Our debt and lease documents contain financial and other covenants, and any default under such documents could result in the acceleration of our indebtedness and lease obligations, the foreclosure of our mortgaged communities, the termination of our leasehold interests, and/or cross-defaults under our other debt or lease documents, any of which could materially and adversely impact our capital structure, financial condition, results of operations, cash flow, and liquidity and interfere with our ability to pursue our strategy.
•Lease obligations and mortgage debt expose us to increased risk of loss of property, which could harm our ability to generate future revenues and could have an adverse tax effect.
•Increases in market interest rates could significantly increase the costs of our debt obligations, which could adversely affect our results of operations and cash flow.
•We may need additional capital to fund our operations, capital expenditure plans, and strategic priorities, and we may not be able to obtain it on terms acceptable to us, or at all.
•The transition of management or unexpected departure of our key officers could harm our business.
•Increased competition for, or a shortage of, personnel (including due to the pandemic), wage pressures resulting from increased competition, low unemployment levels, increased unemployment benefits, minimum wage increases, changes in overtime laws, and union activity may have an adverse effect on our business, results of operations and cash flow.
•Environmental contamination at any of our communities could result in substantial liabilities to us, which may exceed the value of the underlying assets and which could materially and adversely affect our financial condition, results of operations, and cash flow.
•Failure to comply with existing environmental laws could result in increased expenditures, litigation, and potential loss to our business and in our asset value, which would have an adverse effect on our financial condition, results of operations, and cash flow.
•Significant legal actions and liability claims against us, including class action and stockholder derivative complaints, could subject us to increased operating costs and substantial uninsured liabilities, which may adversely affect our financial condition and results of operations.
•We face periodic and routine reviews, audits, and investigations by government agencies, and any adverse findings could negatively impact our business, financial condition, results of operations, and cash flow.
•The cost and difficulty of complying with increasing and evolving regulation and enforcement could have an adverse effect on our business, results of operations, and cash flow.
•Compliance with the Americans with Disabilities Act and Fair Housing Act, safety and health standards of the Occupational Safety and Health Administration, and other fire, safety, health, and other regulations may require us to make unanticipated expenditures, which could increase our costs and therefore adversely affect our results of operations and financial condition.
•Anti-takeover provisions in our organizational documents may delay, deter, or prevent a tender offer, merger, or acquisition that investors may consider favorable.
•We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations.
•Various factors, including general economic conditions and the spread of contagious illnesses, could adversely affect our financial performance and other aspects of our business.
•The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.
•Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.
•Actions of activist stockholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business, results of operations, cash flow, and the market price of our common stock.

PART I

Item 1.    Business

Unless otherwise specified, references to "Brookdale," "we," "us," "our," or "the Company" in this Annual Report on Form 10-K mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Our Business

As of December 31, 2020, we are the largest operator of senior living communities in the United States based on total capacity, with 726 communities in 43 states and the ability to serve approximately 64,000 residents. We offer our residents access to a broad continuum of services across     the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). We also offer a range of home health, hospice, and outpatient therapy services to more than 17,000 patients as of that date.

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

Strategy

Our goal is to be the first choice in senior living by being the nation's most trusted and effective senior living provider and employer. We believe there are significant opportunities to create and deliver stockholder value as we execute on our strategy to achieve this goal. We continue to execute our core operational strategy that we initiated in early 2018, and we believe successful execution on that strategy provides the best opportunity for us to navigate and recover from the pandemic and to create stockholder value. We have supplemented our operational strategy with initiatives intended to complement and enhance our core operational efforts and to position us for future growth and success as we encounter changes and trends in demographics, customer preferences, technology, and healthcare delivery and outcomes. Our refined strategy is focused on these priorities:

•Continued Operational Improvement and Efficiency. We are focused on our core senior living communities and intend to continue to drive operational improvements. Through our "win locally" initiative, we intend to provide choices for high quality care and personalized service by caring associates while leveraging our industry-leading scale and experience. Such efforts include optimizing our sales and marketing processes, prioritizing communities with the most opportunities for growth, and ensuring that our communities and their programming are competitive in the market. We also continue to focus on attracting, engaging, developing, and retaining the best associates by maintaining a compelling value proposition in the areas of leadership, career development, and meaningful work. We believe engaged associates lead to lower turnover, improved operations, and ultimately an enhanced resident experience that drives accelerated growth. To sharpen our focus on our core senior living operations, we are (and have been) executing on initiatives to reduce the complexity of our business and to ensure appropriate risk-reward tradeoffs in our highly regulated product lines. Such initiatives include exiting substantially all our entry fee CCRC business in 2020 (which also significantly reduced the number of skilled nursing facilities we operate) and continuing to optimize our management services business.

•Senior Living Portfolio. Since initiating our operational turnaround strategy in early 2018, we have continued our portfolio optimization initiative through which we have disposed of owned and leased communities and restructured leases. Such transactions have included restructuring our leases with our three largest landlords, sales and conveyance of owned communities, and dispositions of substantially all of our remaining ownership interests in unconsolidated ventures, including our entry fee CCRC venture with Healthpeak Properties, Inc. ("Healthpeak"). As we move forward in 2021, we intend to continue to (i) expand our footprint and services in core markets where we have, or can achieve, a clear leadership position, (ii) execute an ongoing capital recycling program through acquiring leased or managed communities and exiting underperforming owned assets or leases when possible, and (iii) pivot back to portfolio growth through targeted development, investment, and acquisition opportunities. We will continue to invest in our development capital expenditures program through which we expand, renovate, reposition, and redevelop selected existing senior living communities where economically advantageous, although at a reduced pace during the pandemic.

•Expansion of Healthcare and Service Platform. Our vision is to enable those we serve to live well by offering our residents the highest-quality healthcare and wellness platform in the senior living industry. We intend to further integrate our healthcare service model in certain markets in 2021. We also intend to pursue initiatives designed to accelerate growth in our healthcare services offered to residents within our communities and private duty services business. Such initiatives may include implementation of improvements to our sales and marketing efforts associated with our healthcare services, pursuit of additional or expanded relationships with managed care providers, and further development of healthcare relationships to capitalize on growth opportunities. We believe the successful execution of these initiatives and our healthcare strategy will drive incremental revenue by increasing move-ins, improving resident health and wellbeing, and as a result extend residents' average length of stay and increase occupancy. We also believe that we will improve the results of operations as we further develop as a partner of choice for healthcare service or payor organizations seeking to provide services within our communities and/or improve health outcomes at an overall lower cost of care.

•Driving Innovation and Leveraging Technology. We are engaged in a variety of innovation initiatives and over time plan to pilot and test new ideas, technologies, and operating models in order to enhance our residents' engagement and experience, improve outcomes, and increase average length of stay and occupancy. With our technology platform, we also expect to identify solutions to reduce complexity, increase productivity, lower costs, and increase our ability to collaborate with third parties.

Recent Developments

COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted, and likely will continue to adversely impact the senior living industry and our business. Due to the average age and prevalence of chronic medical conditions among our residents and patients, they generally are at disproportionately higher risk of hospitalization and adverse outcomes if they contract COVID-19. We continue to serve and care for seniors at our communities and their homes through the pandemic. A significant portion of our corporate support associates have worked from home since March 2020.

The health and wellbeing of our residents, patients, and associates is and has been our highest priority. We initiated our COVID-19 preparation efforts in January 2020. Our response efforts center on infection prevention and control protocols, including following requirements and guidance of federal, state, and local governments and agencies, including the U.S. Centers for Disease Control and Prevention ("CDC") and U.S. Centers for Medicare & Medicaid Services ("CMS"). We have enhanced and reinforced training our associates in such protocols and continue to actively monitor government requirements and guidance and adapt our policies, procedures, and response efforts when applicable. Upon confirmation of positive COVID-19 exposure at a community, we take actions intended to minimize further exposure, including associates' adhering to personal protection protocols, isolating residents or finding placement in an alternate care setting to best address their care needs, and in some cases, restricting new resident admissions, as directed by local health authorities.

Seeking to prevent the introduction of COVID-19 into our communities, and to help control further exposure to infections within communities, in March 2020 we began restricting visitors at all our communities to essential healthcare personnel and certain compassionate care situations, screening associates and permitted visitors, suspending group outings, modifying communal dining and programming to comply with social distancing guidelines and, in most cases, implementing in-room only dining and activities programming, requesting that residents refrain from leaving the community unless medically necessary, and requiring new residents and residents returning from a hospital or nursing home to isolate in their apartment for fourteen days. These restrictions were in place across our portfolio for the three months ended June 30, 2020. We have adopted a framework for determining when to ease restrictions at each of our communities based on several criteria, including regulatory requirements and guidance, completion of baseline testing at the community, and the presence of current confirmed positive COVID-19 cases. Under this framework, we began easing restrictions on a community-by-community basis in July 2020 where regulatory requirements and guidance allowed, which easing may have included permitting outdoor, and in some cases, indoor visits with families, reduced capacity or socially distanced communal dining, limited communal activities programming, and in-person prospective resident visits. Although we are hopeful that administration of the vaccine to our residents and associates will enable us to further ease restrictions at our communities, those restrictions may continue for some time, and we may revert to more restrictive measures if the pandemic worsens, as necessary to comply with regulatory requirements, or at the direction of state or local health authorities.

In April 2020, we proactively commenced a resident and associate testing program for our communities. We undertook the program to identify positive, including asymptomatic, individuals, to better understand how our infection protocols are working, to help minimize the exposure to residents and associates of someone known to be COVID-19 positive, and in some cases to comply with state and local testing requirements. In July 2020, we completed baseline testing at all of our communities, and we have continued testing residents and associates at many of our communities. We also continue to utilize rapid point of care antigen test kits supplied by the U.S. Department of Health and Human Services ("HHS") at those of our communities with Clinical Laboratory Improvement Amendments ("CLIA") waivers. Our testing program has accumulated approximately 320,000 test results. Approximately 1.2% of our residents were known to have current COVID-19 positive test results on February 22, 2021. Further testing, whether undertaken proactively, as a result of regulatory requirements, or at the direction of state or local health authorities, may result in significant additional expense, additional temporary restrictions on move-ins at affected communities, continued need for isolating positive residents, increased use of personal protective equipment ("PPE") by our associates, and increased employee-related costs.

In December 2020, two COVID-19 vaccines received emergency use authorization from the U.S. Food and Drug Administration. We elected to work with CVS Health Corporation, with whom we have a longstanding relationship to provide flu shot clinics in our communities, to administer vaccinations on site to our eligible residents and associates through the Pharmacy Partnership for Long-Term Care Program offered through the CDC. Our work to prepare for and host vaccine clinics includes extensive planning, gathering insurance information, obtaining consents, scheduling appointments, holding educational sessions with residents, families, and associates and detailed coordination of traffic flow and observation areas. We hosted our first clinics on December 18, 2020 and by January 22, 2021 had hosted over 500 community vaccine clinics. As of February 22, 2021, first dose vaccine clinics had been completed for residents and associates at 100% of our communities and approximately 85% of our communities have had second dose vaccine clinics.

The pandemic, including the related restrictions at our communities, have significantly disrupted demand for senior living communities and the sales process, which typically includes in-person prospective resident visits within communities. We believe potential residents and their families are more cautious regarding moving into senior living communities while the pandemic continues, and such caution may persist for some time. In response to these developments, we have redesigned our sales process to include virtual tours, video engagement, and outdoor prospective resident meetings, enhanced and adapted our marketing programs to address the social distancing environment, and sought to strengthen our relationships with referral sources. During the third quarter of 2020, we returned to using in-person prospective resident visits for a majority of our communities. However, several large markets continue with virtual-only prospective resident visits as of December 31, 2020. We have placed restrictions on move-ins at our communities when circumstances warrant, including at the direction of state or local health authorities. Although these restrictions began to ease considerably in August 2020, restrictions on move-ins escalated throughout the fourth quarter of 2020 due to the resurgence of the virus. At the end of the second, third, and fourth quarters of 2020, 86%, 98%, and 89% of our communities, respectively, were accepting new move-ins. As of February 22, 2021, 97% of our communities were accepting new move-ins. We cannot predict with reasonable certainty whether or when demand for senior living communities will return to pre-COVID-19 levels or the extent to which the pandemic’s effect on demand may adversely affect the amount of resident fees we are able to collect from our residents.

The pandemic, including the related restrictions at our communities, began to adversely impact our occupancy and resident fee revenue significantly during March 2020, as new resident leads, visits (including virtual visits), and move-in activity declined significantly compared to typical levels. The year-over-year decrease in monthly move-ins of our same community portfolio has moderated from 64.2% in April 2020 to 26.5% in December 2020. Our consolidated senior housing portfolio's weighted average occupancy has declined in each month of the pandemic, from 82.7% in March 2020 to 71.5% in December 2020, and was 70.0% in January 2021. We estimate that the pandemic, including the related restrictions at our communities, resulted in $281.1 million of lost resident fee revenue for the year ended December 31, 2020, including $228.5 million of lost resident fee revenue in our consolidated senior housing portfolio. Further deterioration of our resident fee revenue will result from lower move-in activity and the resident attrition inherent in our business, which may increase due to the impacts of COVID-19. Our home health average daily census also began to decrease in March 2020 due to lower occupancy in our communities and fewer elective medical procedures and hospital discharges, resulting in a 14.6% year-over-year decline in home health average daily census for the year ended December 31, 2020. We expect home health average daily census to continue to gradually recover sequentially with increased elective medical procedures and hospital discharges and senior housing occupancy. We estimate that the pandemic, including the related restrictions at our communities, resulted in $52.6 million of lost resident fee revenue for the Health Care Services segment for the year ended December 31, 2020.

Facility operating expense for the year ended December 31, 2020 includes $125.5 million of incremental direct costs to prepare for and respond to the pandemic, including costs for: acquisition of additional PPE, medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers compensation, and health plan expense; increased expense for general liability claims; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. We are not able to reasonably predict the total amount of costs we will incur related to the pandemic, and such costs may continue to be substantial. We also recorded non-cash impairment charges in our operating results of $105.6 million for the year ended December 31, 2020 for our operating lease right-of-use assets and property, plant and equipment and leasehold intangibles, primarily due to the COVID-19 pandemic and lower than expected operating performance at communities with impaired assets.

We have taken, and continue to take, actions to enhance and preserve our liquidity in response to the pandemic. During the year ended December 31, 2020, we completed our financing plans in the regular course of business, including refinancing substantially all of our 2020 and 2021 maturities. In addition, on August 31, 2020, we terminated our $250 million revolving credit facility and obtained $266.9 million of non-recourse mortgage financing on 16 communities, most of which had secured the credit facility prior to its termination. During the year ended December 31, 2020, we accepted $109.8 million of cash for grants under the Public Health and Social Services Emergency Fund ("Provider Relief Fund") and $87.5 million of accelerated/advanced Medicare payments, and we deferred $72.7 million of the employer portion of social security payroll taxes. These programs were created or expanded under the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), as described below. We also delayed or canceled a number of elective capital expenditure projects, resulting in an approximate $67 million reduction to our pre-pandemic full-year 2020 capital expenditure plans, and suspended repurchases under our existing share repurchase program. On July 26, 2020, we restructured our 120 community triple-net master lease with Ventas, Inc. ("Ventas") in a multipart transaction. The components included, among other things, reducing our initial annual minimum rent to $100 million, representing a reduction of approximately $86 million over the twelve months ending June 30, 2021, and removal of the prior requirements that we satisfy financial covenants and maintain a security deposit with Ventas. We paid a $119.2 million one-time cash lease payment to Ventas in connection with our lease restructuring transaction effective July 26, 2020.

As of December 31, 2020, our total liquidity was $575.5 million, consisting of $380.4 million of unrestricted cash and cash equivalents, $172.9 million of marketable securities, and $22.2 million of availability on our secured credit facility. We continue to seek opportunities to enhance and preserve our liquidity, including through maintaining expense discipline, continuing to evaluate our financing structure and the state of debt markets, seeking further government-sponsored financial relief related to the COVID-19 pandemic, and completing the pending sale of 80% of the equity in our Health Care Services segment. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, that our efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief, or that the closing of the pending transaction will be completed in accordance with our expectations, or at all, or generate cash proceeds to us in the amount we anticipate.

The CARES Act, signed into law on March 27, 2020, and Paycheck Protection Program and Health Care Enhancement Act, signed into law on April 24, 2020, provide liquidity and financial relief to certain businesses, among other things. The impacts to us of certain provisions of the CARES Act are summarized below.

•During the year ended December 31, 2020, we accepted $109.8 million of cash for grants from the Provider Relief Fund under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The accepted grants were made available pursuant to the following distributions from the Provider Relief Fund:

•$101.7 million pursuant to General Distributions, with the aggregate amount ultimately determined based on a percentage of our year-over-year changes in patient care revenue and certain operating and other expenses for the first and second quarters of 2020.

•$4.6 million pursuant to the Skilled Nursing Facility Targeted Distribution, which generally related to our certified skilled nursing facilities.

•$3.5 million pursuant to the Nursing Home Infection Control Distribution, including incentive payments, which related to our skilled nursing care provided through our CCRCs.

Grants received from the Provider Relief Fund are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for healthcare related expenses or lost revenues that are attributable to COVID-19 and have not been reimbursed from other sources or that other sources are not obligated to reimburse. The permissible uses of grants from the Nursing Home Infection Control Distribution are further limited to certain infection control expenses. The program requires us to report to HHS on our use of the grants, and our reporting is subject to audit. During the year ended December 31, 2020, we recognized $109.8 million of the grants as other operating income based upon our estimates of our satisfaction of the conditions of the grants during such period.

HHS continues to evaluate future allocations of, and regulation and guidance regarding, grants made under the Provider Relief Fund. We intend to pursue additional funding that may become available. However, there can be no assurance that we will qualify for, or receive, grants in the amount we expect, that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by HHS, or that future funding programs will be made available for which we qualify.

•During the year ended December 31, 2020, we received $87.5 million under the Accelerated and Advance Payment Program administered by CMS, which was temporarily expanded by the CARES Act. Approximately $75.2 million related to our Health Care Services segment and the remainder related to our CCRCs segment. Under the program, we requested acceleration/advancement of 100% of our Medicare payment amount for a three-month period. The Continuing Appropriations Act, 2021 and Other Extensions Act, enacted on October 1, 2020, amended the repayment terms for accelerated/advanced payments. As amended, recoupment of accelerated/advanced payments will begin one year after payments were issued. Payments will be recouped at a rate of 25% of Medicare payments for the first eleven months following the anniversary of issuance and at a rate of 50% of Medicare payments for the next six months. Any outstanding balance of accelerated/advanced payments will be due following such recoupment period. Pursuant to the Purchase Agreement (as defined below) we expect to repay the then outstanding balance of such accelerated/advance payments related to our Health Care Services segment at the closing of the sale of 80% of our equity in our Health Care Services segment.

•Under the CARES Act, we have elected to defer payment of the employer portion of social security payroll taxes incurred from March 27, 2020 through December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. As of December 31, 2020, we have deferred payment of $72.7 million under the program.

•The CARES Act temporarily suspended the 2% Medicare sequestration for the period May 1, 2020 to December 31, 2020, which primarily benefited our Health Care Services segment. This suspension had a favorable impact of $4.0 million on the segment’s resident fee revenue for the year ended December 31, 2020. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, extended the sequestration suspension through March 31, 2021.

•We are eligible to claim the employee retention tax credit for certain of our associates under the CARES Act. The refundable tax credit for 2020 is available to employers that fully or partially suspend operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19, and is equal to 50% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $5,000 per employee. We estimate that we will be eligible to claim tax credits of approximately $10 million for 2020. The credit was modified and extended for wages paid from January 1, 2021 through June 30, 2021 by the Consolidated Appropriations Act, 2021, and we are assessing our eligibility to claim such credit. There can be no assurance that we will qualify for, or receive, tax credits in the amount we expect.

In addition to the grants described above, we have received and recognized $5.9 million of other operating income from grants from other government sources.

We cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on our business, results of operations, cash flow, and liquidity, and our response efforts may continue to delay or negatively impact our strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, and other expenses; the impact of COVID-19 on our ability to complete financings, refinancings, or other transactions (including dispositions) or to generate sufficient cash flow to cover required interest and lease payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements, including unfunded, mandatory testing; increased enforcement actions resulting from COVID-19; government action that may limit our collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.

2021 Pending Sale of Health Care Services

On February 24, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of HCA Healthcare, Inc. (“HCA Healthcare”), providing for the sale of 80% of our equity in our Health Care Services segment for a purchase price of $400 million in cash, subject to certain adjustments set forth in the Purchase Agreement, including a reduction for the remaining outstanding balance as of the closing of Medicare advance payments and deferred payroll tax payments related to the Health Care Services segment, which were $75.2 million and $8.2 million, respectively, as of December 31, 2020. We expect our net cash proceeds at the closing will be approximately $300 million, subject to the timing of closing with respect to the adjustments set forth in the Purchase Agreement. The Purchase Agreement also contains certain agreed upon indemnities for the benefit of the purchaser. The closing of the sale transaction is anticipated to occur in the late first half or early second half of 2021, subject to receipt of applicable regulatory approvals and satisfaction of other customary closing conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, at closing of the transaction, we will retain a 20% equity interest in the business. Upon closing, we expect that the results and financial position of our Health Care Services segment will be deconsolidated from our financial statements and that our interest in the joint venture will be accounted for under the equity method of accounting. We anticipate that the sale transaction will utilize a portion of our federal net operating loss carryforwards to offset the expected taxable gain on such transaction.

Community Portfolio Optimization

During 2020, we continued execution on our portfolio optimization initiative through which we have disposed of owned and leased communities and restructured leases. Such activities during 2020 included restructuring our lease arrangements with Ventas announced on July 27, 2020 and closing the multi-part transaction with Healthpeak announced on October 1, 2019. As a result of these initiatives and other lease restructuring, expiration, and termination activity, and other transactions, during the year ended December 31, 2020 we:

•Terminated our triple-net lease obligations on an aggregate of 32 communities, including through the acquisition of 27 formerly leased communities;
•Disposed of an aggregate of seven owned communities;
•Sold substantially all of our remaining ownership interests in unconsolidated ventures, including our entry fee CCRC venture with Healthpeak; and
•Reduced our management of communities on behalf of former unconsolidated ventures and third parties, representing a net reduction of 25 managed communities during the year.

Summaries of these transactions, and their impact on our results of operations are set forth in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations." See also Note 4 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about the transactions.

As of December 31, 2020, we owned 350 communities, representing a majority of our consolidated community portfolio, leased 301 communities, and managed 75 communities. The charts below show the foregoing changes in our portfolio from December 31, 2019 to December 31, 2020.

During the year ending December 31, 2021, we expect to close on the dispositions of three owned communities (249 units) classified as held for sale as of December 31, 2020 and terminations of a substantial portion of our management arrangements. The closings of the various pending and expected transactions are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Capital Expenditures

Our total community-level capital expenditures were $140.1 million for 2020, which was a decrease of $98.6 million from 2019, and $27.8 million of which was reimbursed by our lessors. The decrease in community-level capital expenditures was partially due to our approximate $48 million reduction to our pre-pandemic full-year 2020 community-level capital expenditure plans as we delayed or canceled a number of elective capital expenditure projects in response to the pandemic. In the aggregate, we expect our full-year 2021 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $140 million. In addition, we expect our full-year 2021 development capital expenditures to be approximately $10 million, net of anticipated lessor reimbursements, and such projects include those for expansion, repositioning, redeveloping, and major renovation of selected existing senior living communities. We anticipate that our 2021 capital expenditures will be funded from cash on hand, cash equivalents, marketable securities, cash flows from operations, and reimbursements from lessors.

The Senior Living Industry

The senior living industry has undergone dramatic growth in the last 25 years, marked by the emergence of assisted living communities in the mid-1990s, and it remains highly fragmented with numerous local and regional operators. According to data from the National Investment Center for the Seniors Housing & Care Industry ("NIC"), there were approximately 2,500 local and regional senior housing operators as of December 31, 2020, of which more than 90% operated five or fewer communities. We are one of a limited number of large operators that provide a broad range of community locations and service level offerings at varying price levels.

The industry has attracted additional investment resulting in increased construction and development of new senior housing supply. New community openings have subjected the senior housing industry to oversupply and increased competitive pressures. Data from NIC shows that industry occupancy began to decrease starting in 2016 as a result of new openings and oversupply. During and since 2016, we have experienced an elevated rate of competitive new openings, with significant new competition opening in many markets, which has adversely affected our occupancy, revenues, results of operations, and cash flow. In 2020, competitive new openings remained elevated, but declined from 2019. Beginning in early 2020, the COVID-19 pandemic resulted in additional occupancy pressure for our industry. NIC data shows that seniors housing occupancy decreased for three consecutive quarters between March 31, 2020 and December 31, 2020, with nearly all markets falling to record low occupancy by the fourth quarter of 2020. We cannot predict with reasonable certainty whether or when demand for senior living communities will return to pre-COVID-19 levels or the extent to which the pandemic’s effect on demand may adversely affect the amount of resident fees we are able to collect from our residents.

The primary market of the senior living industry is individuals age 80 and older. Due to demographic trends, and continuing advances in science, nutrition, and healthcare, the senior population will continue to grow. US Census projections suggest that, starting in 2022, there will be nearly one million new potential residents per year, and we believe that demand for senior care will increase as a result.

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

In recent years, the high level of new openings, nursing and caregiver shortages due to the pandemic, lower levels of unemployment, and implementation of higher minimum wages generally have contributed to wage pressures and increased competition for community leadership and personnel. We continue to address new competition by focusing on operations with the objective to ensure high customer satisfaction, retain key leadership, and actively engage district and regional management in community operations; enhancing our local and national marketing and public relations efforts; and evaluating current community position relative to competition and repositioning if necessary (e.g., services, amenities, programming, and price). Like other companies, our financial results may be negatively impacted by increasing salaries, wages, and benefits costs for our associates, particularly if such costs cannot be covered by implementing price increases. Higher costs of food, utilities, equipment and supplies, insurance, and real estate taxes may also have a negative impact on our financial results.

The COVID-19 pandemic has presented significant challenges to our industry, as outlined above. Additional challenges in our industry include increased state and local regulation of the assisted living, memory care, and skilled nursing sectors, which has led to an increase in the cost of doing business. The regulatory environment continues to intensify in the number and types of laws and regulations affecting us, accompanied by increased enforcement activity by state and local officials. In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. We cannot predict what action, if any, Congress will take on reimbursement policies of the Medicare or Medicaid programs or what future rule changes CMS will implement. Changes in the reimbursement rates or methods or timing of government reimbursement programs could adversely affect our revenues, results of operations, and cash flow.

Competition

The senior living industry is highly competitive. We compete with numerous organizations, including not-for-profit entities, that offer similar communities and services, such as home health care and hospice agencies, community-based service programs, retirement communities, convalescent centers, and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living, assisted living, and memory care sectors of the senior living industry are not substantial. Consequently, we may encounter competition that could limit our ability to attract and retain residents and associates, raise or maintain resident fees, and expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations, and cash flows. Due to the industry's low occupancy levels, certain competitors may price aggressively in order to capture market share. Our major publicly-traded senior housing competitors are Capital Senior Living Corporation and Five Star Senior Living, Inc. Our major private senior housing competitors include Holiday Retirement, Life Care Services, LLC, Atria Senior Living Inc., Senior Lifestyle Corp., and Sunrise Senior Living, LLC, as well as a large number of not-for-profit entities.

Over the long term we plan to evaluate and, where opportunities arise, pursue development, investment, and acquisition opportunities. The market for acquiring and/or operating senior living communities is highly competitive, and some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. In addition, several publicly-traded and non-traded real estate investment trusts ("REITs") and private equity firms have similar objectives as we do, along with greater financial resources and/or lower costs of capital than we are able to obtain. Partially as a result of tax law changes enacted through REIT Investment Diversification and Empowerment Act ("RIDEA"), we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties, the largest of which are Ventas and Welltower.

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

Segments

As of December 31, 2020, we had five reportable segments: Independent Living; Assisted Living and Memory Care; CCRCs; Health Care Services; and Management Services. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy, and allocating capital resources.

Communities that we own or lease are included in the Independent Living, Assisted Living and Memory Care, or CCRCs segment, as applicable. The home health, hospice, and outpatient therapy services provided to our residents and seniors living outside of our communities are generally included in the Health Care Services segment, while skilled nursing and inpatient healthcare services provided in our skilled nursing units are included in the CCRCs segment. Communities that we manage on behalf of third parties or unconsolidated ventures in which we have an ownership interest are included in the Management Services segment. The table below shows the number of communities and units within each of our senior housing and Management Services segments as of December 31, 2020.

	Communities	Units	% of Total Units	Average Number of Units per Community
Independent Living	68	12,534	19.9%	184
Assisted Living and Memory Care	563	35,126	55.7%	62
CCRCs	20	5,322	8.4%	266
Management Services	75	10,129	16.0%	135
Total	726	63,111	100.0%	87

For the year ended December 31, 2020, we generated 81.9% of our resident fee revenue from private pay customers, 14.5% from government reimbursement programs (primarily Medicare) and 3.6% from other payor sources. Approximately 87.3% of resident fee revenue was derived from our senior housing segments, of which 50.9% of our resident fee revenue was generated from owned communities and 36.4% was generated from leased communities. Our Health Care Services segment generated 12.7% of resident fee revenue. The table below shows the percentage of our resident fee and management fee revenue attributable to each of our segments for the year ended December 31, 2020.

(in thousands)	Resident Fee and Management Fee Revenue	% of Total
Independent Living	$512,598	17.0%
Assisted Living and Memory Care	1,691,276	55.9%
CCRCs	321,883	10.6%
Health Care Services	366,810	12.1%
Management Services	130,690	4.4%
Total resident fee and management fee revenue	$3,023,257	100.0%

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

Independent Living Communities

Our independent living communities are primarily designed for middle to upper income seniors who desire to live in a residential setting that feels like home, without the efforts of ownership. Some of our independent living residents choose to relocate to a community in a metropolitan area that is closer to their adult children. The majority of our independent living communities consist of both independent and assisted living units in a single community, which allows residents to age-in-place by providing them with a broad continuum of senior independent and assisted living services to accommodate their changing needs. While the number varies depending upon the particular community, as of December 31, 2020 approximately 80% of all of the units at our independent living communities were independent living units, with the balance of the units licensed for assisted living and memory care.

Our independent living communities are generally large multi-story buildings averaging 184 units with extensive common areas and amenities to support the lifestyle preferences of more independent seniors. Residents may choose from studio, one-bedroom, and two-bedroom units, depending upon the specific community. Each independent living community provides residents with basic services such as dining service options, 24-hour emergency response, housekeeping, education and wellness programs, and recreational activities. Most of these communities also offer custom tailored concierge and personal assistance/private duty services at an additional charge, which may include medication reminders, daily check-in, transportation, shopping, escort, and companion services.

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

Residents in our independent living communities are able to maintain their residency for an extended period of time due to the range of service options available (not including skilled nursing). Residents with cognitive or physical frailties and higher level service needs can often be accommodated with supplemental services in their own units or, in certain communities, are cared for in a more structured and supervised environment on a separate wing or floor. These communities also generally have a dedicated assisted living staff and separate assisted living dining rooms and activity areas.

Assisted Living and Memory Care Communities

Our assisted living and memory care communities offer housing and 24-hour assistance with ADLs for mid-acuity and frail elderly residents. Residents typically enter an assisted living or memory care community due to a relatively immediate need for services that may have been triggered by a medical event. Our assisted living and memory care communities include both freestanding, multi-story communities with more than 50 beds, as well as smaller, freestanding, single story communities. Although building layouts will vary depending on specific location, the community may include (i) private studio, one-bedroom, and one-bedroom deluxe apartments, or (ii) individual rooms for one or two residents in wings or "neighborhoods" scaled to a single-family home, that would include a living room, dining room, patio or enclosed porch, laundry room, and personal care area, as well as a caregiver work station.

We also provide memory care services at freestanding memory care communities that are specifically designed for residents with dementia, including Alzheimer's disease and other forms of cognitive impairment. Our freestanding memory care communities have approximately 20 to 70 beds and some are part of a campus-like setting which includes a freestanding assisted living community. As of December 31, 2020, we provide memory care services at 371 of our communities, aggregating 9,796 memory care units across our segments. These communities include 110 freestanding memory care communities with 4,279 units included in our Assisted Living and Memory Care segment.

All residents at our assisted living and memory care communities are eligible to receive the basic care level, which includes ongoing health assessments, three meals per day and snacks, coordination of special diets planned by a registered dietitian, 24-hour staff assistance, assistance with medical care coordination, education and wellness programs, social and recreational activities providing socialization and engagement, housekeeping, and personal laundry services. In some locations, we offer our residents exercise programs and programs designed to address needs associated with early stages of Alzheimer's disease and other dementias. For an additional cost at these communities, we offer higher levels of personal care services to residents who are more physically frail or require more frequent or intensive physical assistance or increased personal care and supervision due to cognitive impairments.

As a result of their progressive cognitive decline, residents at our memory care units typically require higher levels of personal care and services than in assisted living and therefore pay higher monthly service fees. Specialized services include assistance with ADLs, behavior management, and an activities program, the goal of which is to provide a normalized environment that supports residents' decreased functional abilities.

CCRCs

Our CCRCs are large communities that offer a variety of living arrangements and services to accommodate a broad spectrum of physical ability and healthcare needs. Most of our CCRCs have independent living, assisted living, memory care, and skilled nursing available on one campus or within the immediate area. Our CCRC residents are generally seniors who are seeking a community that offers a broad continuum of care that will enable them to age in place. Generally, these residents will initially enter the community as an independent living resident and may, at a later time, advance into an assisted living or skilled nursing area as their needs change.

Our Healthcare Services Offerings

Through our Health Care Services segment we currently provide home health, hospice, and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities. As of December 31, 2020, our Health Care Services segment platform included networks in 28 states with the ability to provide home health services to approximately 60% of our units, hospice services to approximately 25% of our units, and outpatient therapy to approximately 20% of our units. The Health Care Services segment does not include the skilled nursing and inpatient healthcare services provided in our skilled nursing units, which are included in our CCRCs segment. During the year ended December 31, 2020, we generated approximately 45% of our Health Care Services segment revenue from residents at our communities and approximately 55% from our patients outside our communities. As described above, we expect to sell 80% of our equity in our Health Care Services segment pursuant to the Purchase Agreement with HCA Healthcare, which transaction is expected to occur in the late first half or early second half of 2021. Upon closing, we expect that the results and financial position of our Health Care Services segment will be deconsolidated from our financial statements.

The home health services we provide include skilled nursing, physical therapy, occupational therapy, speech language pathology, home health aide services, and social services as needed. Our hospice services include clinical and skilled care, as well as spiritual and emotional counseling. Our outpatient therapy services include physical therapy, occupational therapy, speech language pathology services, and other specialized therapy. The majority of our home health, hospice, and outpatient therapy services are reimbursed by government reimbursement programs, primarily Medicare, and non-covered services are paid directly by patients from private pay sources.

Management Services

As of December 31, 2020, we managed 72 communities (9,202 units) on behalf of third parties and three communities (927 units) for which we have an equity interest, which represented approximately 16% of our senior housing capacity. Under our management arrangements, we receive management fees, which are generally determined by an agreed upon percentage of gross revenues (as defined in the management arrangement), as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners. During 2021, we expect terminations of a substantial portion of our management arrangements. Generally either party to our management arrangements may terminate upon the occurrence of an event of default caused by the other party, generally subject to cure rights. Several long-term agreements also provide for early termination rights of the owner which may in some cases require an early termination fee.

Competitive Strengths

We believe our national network of senior living communities and healthcare services networks are well positioned to benefit from the future growth in the industry. Some of our most significant competitive strengths are:

•Skilled management team with extensive experience. Our senior management team and our Board of Directors have extensive experience in the senior living, healthcare, hospitality, and real estate industries, including the operation and management of a broad range of senior living assets.

•Geographically diverse, high-quality, purpose-built communities. As of December 31, 2020, we are the largest operator of senior living communities in the United States based on total capacity, with 726 communities in 43 states and the ability to serve approximately 64,000 residents.

•Ability to provide a broad spectrum of care. Given our diverse mix of independent living, assisted living and memory care communities, and CCRCs, as well as our healthcare services offerings, through our clinical team and high-quality relationships with providers, we are able to meet a wide range of our residents' and patients' needs. We believe that we are one of the few companies in the senior living industry with this capability and the only company that does so at scale on a national basis. We believe that our multiple product offerings create marketing synergies and cross-selling opportunities.

•Significant experience in providing healthcare services. Through our Health Care Services segment, we currently provide, and following the closing of our transaction with HCA Healthcare, the venture will provide a range of home health, hospice, and outpatient therapy services in certain of our communities. Additionally, through our clinical team, we provide education, wellness, and other services to residents, which we believe is a distinct competitive difference among senior housing operators. We have significant experience in providing these services and expect to expand our offerings of these services to additional residents.

•The size of our business allows us to realize cost and operating efficiencies while continuing a local-community focus. The size of our business allows us to realize cost savings, economies of scale in the procurement of goods and services, and access to favorable debt and financing terms. Our scale also allows us to achieve increased efficiencies with respect to various corporate functions. We negotiate contracts for food, insurance, and other goods and services with the advantages that scale provides. In addition, we leverage our centralized corporate functions such as finance, human resources, legal, information technology, and marketing. We intend to utilize our expertise and size to capitalize on economies of scale resulting from our national platform and to enhance our residents' and patients' experiences. We believe that our geographic footprint and centralized infrastructure provide us with a significant operational advantage over local and regional operators of senior living communities.

Seasonality

Our senior housing business has typically experienced some seasonality, which we experience in certain regions more than others, due to weather patterns, geography, and higher incidence and severity of flu and other illnesses during winter months. Although our seasonal pattern varies from year to year and occupancy patterns have been affected by the COVID-19 pandemic, historically our average monthly occupancy has generally begun to decline sequentially in the fourth quarter of the year, and we have generally expected average monthly occupancy to begin to increase towards the end of the second quarter each year. Utility expenses trend seasonally high in the first quarter and third quarter of each year. Facility operating expenses, such as labor, food, and supplies also trend higher in the second half of the year compared with the first half due to an increased number of working days.

Operations

Operations Overview

We have implemented intensive standards, policies and procedures, and systems, including detailed staff resources and training, which we believe have contributed to high levels of customer service. Further, we believe our centralized support infrastructure allows our community-based leaders and personnel to focus on resident care and family connections.

Consolidated Corporate Operations Support

We have developed a centralized support infrastructure and services platform, which we believe provides us with a significant operational advantage over local and regional operators of senior living communities. The size of our business also allows us to achieve increased efficiencies with respect to various corporate functions such as procurement, human resources, finance, accounting, legal, information technology, and marketing. We are also able to realize cost efficiencies in the purchasing of food, supplies, insurance, benefits, and other goods and services. In addition, we have established centralized operations groups to support all of our product lines and communities in areas such as training, regulatory affairs, asset management, dining, clinical services, sales, customer engagement, marketing, and procurement. We have also established company-wide policies and procedures relating to, among other things: resident care; community design and community operations; billing and collections; accounts payable; finance and accounting; risk management; development of associate training materials and programs; advertising and marketing activities; the hiring and training of management and other community-based personnel; compliance with applicable local and state regulatory requirements; and implementation of our acquisition, development, and leasing plans.

Community Staffing and Training

Each community has an Executive Director responsible for the overall day-to-day operations of the community, including quality of care and service, social services, and financial performance. Each Executive Director receives specialized training from our learning and development associates. In addition, a portion of each Executive Director's compensation is directly tied to the operating performance of the community. We continue to take actions intended to simplify the role of our Executive Directors to allow them to focus on our residents and their families and our associates. We believe that the quality of our communities, coupled with support provided by the regional support infrastructure and our ability to provide industry-leading systems and training, has enabled us to attract high-quality, professional community Executive Directors.

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

Quality Assurance

We maintain quality assurance programs at each of our communities through our corporate and regional staff. Our quality assurance programs are designed to achieve a high degree of resident and family member satisfaction through the care and services that we provide and we have continued to transform our efforts throughout the pandemic through collaboration with our vendors and a combination of remote and in-person visits. Our quality control measures include, among other things, community inspections conducted by corporate staff on a regular basis. These inspections cover the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; quality of resident care (including assisted living services, nursing care, therapy, and home health programs); the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations. Our quality control measures also include the survey of residents and family members on a regular basis to monitor their perception of the quality of services we provide to residents.

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

Human Capital Resources

At Brookdale, we are dedicated to enriching the lives of those we serve with compassion, respect, excellence, and integrity. We know that our success is dependent on attracting, engaging, developing, and retaining the best associates. As of December 31, 2020, we employed approximately 45,000 associates, 70% of which were full time. Approximately 900 associates work in or through our Brentwood, Tennessee headquarters and Milwaukee, Wisconsin office, supporting our community- and agency-based associates.

Our Culture

We promote a culture based on servant leadership, where we believe purpose-driven work allows each of us to have a positive impact on the residents, patients, and associates we interact with every day. Our 2020 associate engagement survey showed that 93% of respondents know how they contribute to our success and 95% have a good understanding of our mission, vision, and cornerstones of passion, courage, partnership, and trust. We hire associates who we believe make serving seniors their calling, do what is right even when no one is watching, connect with fellow associates and our residents and patients, and treat one another with respect.

Inclusion and Diversity

We are a business of people taking care of people, where our associates do extraordinary things every day as part of their shared commitment to Brookdale’s cornerstones and mission. To attract and retain associates, we are committed to maintaining a welcoming and inclusive environment where people have an equal chance to grow and succeed. We support our associates by providing an open door policy, offering training to help our people grow and to understand our commitment to providing a workplace free from discrimination and harassment, consistently enforcing our policies, and maintaining the expectation that all our associates will be treated with dignity and respect.

We also believe that true commitment to creating and fostering an inclusive and diverse workplace is best accomplished by example. Our Board of Directors has purposefully evolved its gender composition to more closely resemble our customer and employee base, of which the majority are women. Women now comprise 44% of our Board of Directors. Over the last two years, we also increased the diversity of our Board of Directors and executive leadership team. Two of the top three positions are held by women and 14% of our executive officers are racially or ethnically diverse. Our commitment to diversity is further reflected in our workforce. As of December 31, 2020, approximately 81% of our associates are women, who comprise approximately 73% of the leadership roles at our communities, agencies, and corporate offices, and approximately 53% of our associates and 12% of our leadership roles are people of color. Our commitment to developing, retaining, and promoting diverse talent and advancing our inclusion strategy is ongoing.

Talent Acquisition, Development, and Retention:

In order to attract people who want to do challenging yet rewarding work, we offer competitive wages and benefits as well as opportunities to grow a career at Brookdale through mentorship, education, and training opportunities. We use a variety of recruitment strategies to attract diverse talent to our organization, including partnerships with local and national organizations. In 2020, we established new nursing school partnerships in Jacksonville, Florida and Denver, Colorado to continue to strengthen our pipeline for caregiver and clinical roles. Additionally, we launched a new career section on our website to attract veterans and military spouses/partners to join Brookdale.

We offer learning opportunities for our associates when they join Brookdale and throughout the year. Our newly implemented iLearn platform provides associates access to regulatory training, continuing education courses, and leadership and professional skill courses. We also offer a tuition reimbursement program for associates to continue to grow their career. To identify future leaders, we conduct strategic talent reviews regularly to provide senior leaders with visibility into succession for key leadership roles.

We believe the performance of individual communities is correlated to retention of our community leaders. Our Executive Director (ED) and Health and Wellness Director (HWD) combined annual retention at our same community portfolio has remained around 70%.

Total Rewards

We consider offering a competitive total rewards program an important aspect of being an employer of choice. Both full-time and part-time associates may participate in our 401(k) retirement savings plan with an opportunity for a matching contribution, our associate stock purchase plan, and other benefit plans. We provide full-time associates additional benefits, including paid time off ("PTO") and holidays as well as adoption benefits. In 2020, over 50% of eligible full-time associates participated in our medical and dental insurance plans.

We also recognize that there may be a time when associates need financial assistance due to extraordinary circumstances such as a fire, a tornado or hurricane, or the pandemic. Our Associate Compassion Fund provides this type of assistance for associates in need. In 2020, approximately $1.8 million of donations of PTO by our associates were provided directly to associates in need, approximately $0.3 million of which was donated by our senior leadership team to specifically support those associates affected by COVID-19.

Industry Regulation

The regulatory environment surrounding the senior living industry continues to intensify in the number and type of laws and regulations affecting it. Federal, state, and local officials are increasingly focusing their efforts on enforcement of these laws and regulations. This is particularly true for large for-profit, multi-community providers like us. Some of the laws and regulations that impact our industry include: state and local laws impacting licensure, protecting consumers against deceptive practices, and generally affecting the communities' management of property and equipment and how we otherwise conduct our operations, such as fire, health, safety, and privacy laws and regulations; federal and state laws governing Medicare and Medicaid, which regulate allowable costs, pricing, quality of services, quality of care, food service, resident rights (including abuse and neglect) and fraud; federal and state residents' rights statutes and regulations; Anti-Kickback and physicians referral ("Stark") laws; and safety and health standards set by the Occupational Safety and Health Administration. We are unable to predict the future course of federal, state, and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on our business.

Many senior living communities are also subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state, these requirements may address, among others, the following: personnel education, training, and records; community services; staffing; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; emergency power generator requirements; professional licensing and certification of staff; and resident rights and responsibilities. In several of the states in which we operate there are different levels of care that may be provided based on the level of licensure. Several of the states in which we operate, or intend to operate, assisted living and memory care communities, home health and hospice agencies, and/or skilled nursing facilities require a certificate of need before the community or agency may be opened or the services at an existing community may be expanded. Senior living communities may also be subject to state and/or local building, zoning, fire, and food service codes and must be in compliance with these local codes before licensing or certification may be granted. These laws and regulatory requirements could affect our ability to expand into new markets and to expand our services and communities in existing markets.

Unannounced surveys or inspections may occur annually or bi-annually, or following a regulator's receipt of a complaint about a provider. From time to time in the ordinary course of business, we receive survey reports from state or federal regulatory bodies resulting from such inspections or surveys. Most inspection deficiencies are resolved through a plan of corrective action relating to the community's operations, but the reviewing agency may have the authority to take further action against a licensed or certified community or agency, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal and/or state reimbursement programs, or imposition of other sanctions, including criminal penalties. Loss, suspension, or modification of a license may also cause us to default under our debt and lease documents and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the providers' or facilities' history of compliance. We may also expend considerable resources to respond to federal and state investigations or other enforcement action under applicable laws or regulations. To date, none of the deficiency reports received by us has resulted in a suspension, fine, or other disposition that has had a material adverse effect on our revenues, results of operations, or cash flows. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole. In addition, states' Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living and memory care communities even if the community or any of its residents do not receive federal or state funds.

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

We are subject to certain federal and state laws that regulate financial arrangements by healthcare providers, such as the Federal Anti-Kickback Law, the Stark laws, and certain state referral laws. The Federal Anti-Kickback Law makes it unlawful for any person to offer or pay (or to solicit or receive) "any remuneration ... directly or indirectly, overtly or covertly, in cash or in kind" for referring or recommending for purchase any item or service which is eligible for payment under the Medicare and/or Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between healthcare providers and sources of patient referral. If we were to violate the Federal Anti-Kickback Law, we may face criminal penalties and civil sanctions, including fines and possible exclusion from government reimbursement programs, which may also cause us to default under our debt and lease documents and/or trigger cross-defaults. Adverse consequences may also result if we violate federal Stark laws related to certain Medicare and Medicaid physician referrals. While we endeavor to comply with all laws that regulate the licensure and operation of our business, it is difficult to predict how our revenues could be affected if we were subject to an action alleging such violations.

We are subject to federal and state laws designed to protect the confidentiality of patient health information. The United States Department of Health and Human Services has issued rules pursuant to HIPAA relating to the privacy of such information. Rules that became effective in 2003 govern our use and disclosure of health information at certain HIPAA covered communities. We established procedures to comply with HIPAA privacy requirements at these communities. We were required to be in compliance with the HIPAA rule establishing administrative, physical, and technical security standards for health information by 2005. To the best of our knowledge, we are in compliance with these rules. In addition, states have begun to enact more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency. For example, the California Consumer Privacy Act became effective in 2020, and we expect additional federal and state legislative and regulatory efforts to regulate consumer privacy protection in the future. These legislative and regulatory developments will impact the design and operation of our business and our privacy and security efforts.

We are subject to federal and state laws, regulations and executive orders relating to healthcare providers’ response to the COVID-19 pandemic. These requirements vary based on provider type and jurisdiction but generally include mandatory requirements for testing of residents and/or staff, implementation of infection control standards and procedures, imposition of restrictions on new admissions or readmissions of residents, requiring screening of all persons entering a community, imposition of restrictions or limitations on who and how residents may be visited, and imposition of mandatory notification requirements to residents, families, staff, and regulatory bodies related to positive COVID-19 cases. Enhanced or additional penalties may apply for violation of such requirements.

Medicare and Medicaid Programs

We rely on reimbursement from government programs, including the Medicare program and, to a lesser extent, Medicaid programs, for a portion of our revenues. Reimbursements from Medicare and Medicaid represented 11.3% and 3.2%, respectively, of our total resident fee revenues for the year ended December 31, 2020. During the period, Medicare reimbursements represented 76.8% of our Health Care Services segment revenue, and Medicare and Medicaid reimbursements represented 18.5% of our CCRCs segment revenue.

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

Home Health Claim Review Demonstrations

In 2016, CMS announced that it would implement a 3-year Medicare pre-claim review demonstration for home health services in the states of Illinois, Florida, Texas, Michigan, and Massachusetts. The pre-claim review is a process through which a request for provisional affirmation of coverage is submitted for review before a final claim is submitted for payment. CMS began the pre-claim review demonstration in Illinois in August 2016, which CMS paused in April 2017. The pre-claim review demonstration resulted in increased administrative costs and reimbursement delays for our Illinois home health agency. In December 2018, CMS indicated it was continuing the process for obtaining approval under the Paperwork Reduction Act of a 5-year Medicare claim review demonstration for Illinois, which would be further expanded to Florida, Texas, North Carolina, and Ohio. The Home Health Review Choice Demonstration ("RCD") was implemented on June 1, 2019 in Illinois and September 30, 2019 in Ohio. To allow home health agencies to transition to the Patient-Driven Grouping Model ("PDGM"), CMS announced in October 2019 that it was rescheduling the implementation of the RCD for the remaining states of Texas, North Carolina, and Florida. The demonstration began in Texas on March 2, 2020, and in North Carolina and Florida on August 31, 2020. CMS has stated that they will monitor the transition to PDGM and assess the need for any changes. Under the RCD, as currently proposed, providers have an initial choice of three options for review: pre-claim review, post-payment review, or minimal post-payment review with a 25% payment reduction for all home health services. We derive a significant portion of our home health revenue from these states. The implementation of the RCD has adversely affected our revenue, results of operations, and cash flows.

Home Health Value-Based Purchasing

On January 1, 2016, CMS implemented Home Health Value-Based Purchasing ("HHVBP"). The HHVBP model was designed to give Medicare certified home health agencies incentives or penalties, through payment bonuses, to give higher quality and more efficient care. HHVBP was rolled out to nine pilot states: Arizona, Florida, Iowa, Maryland, Massachusetts, Nebraska, North Carolina, Tennessee, and Washington, a majority of which we currently have home health operations. Bonuses and penalties began in 2018 with the maximum of plus or minus 3% and are scheduled to grow to plus or minus 8% by 2022. Payment adjustments are calculated based on performance in three process measures, nine outcome measures, five patient satisfaction measures, and three agency self-reported measures. During the year ended December 31, 2020, our home health revenue declined approximately 1% due to HHVBP and we expect an additional decline of approximately 1% during 2021.

The Bipartisan Budget Act of 2018

The Bipartisan Budget Act of 2018 (the "BBA"), enacted in February 2018, includes several provisions impacting Medicare reimbursement to home health, hospice, and outpatient therapy providers. With respect to home health providers, the BBA (1) bases payment on a 30-day episode of care beginning January 1, 2020, coupled with annual determinations by CMS to ensure budget neutrality (including taking into account provider behavior), (2) eliminated retroactive payment adjustments based upon the level of therapy services required beginning January 1, 2020, (3) extended the 3% add-on payment for home health services provided to residents in rural areas beginning January 1, 2018, coupled with a reduction and phase out of such add-on payment over the following four fiscal years, and (4) established a market basket update of 1.5% for the year beginning January 1, 2020. With respect to hospice providers, the BBA established a new payment policy related to early discharges to hospice care from hospitals, which imposes a financial penalty on hospitals for each early discharge to hospice care beginning October 1, 2018. With respect to outpatient therapy providers, the BBA permanently repealed the Medicare Part B outpatient therapy cap effective January 1, 2018 and continued the targeted medical review process with a reduction of the applicable threshold triggering such review to $3,000 effective January 1, 2018.

CMS Final Rule 1689-FC for Medicare Home Health Prospective Payment

Based on the CMS final rule published in September, 2019, beginning in fiscal year 2021 (as amended by the CARES Act), CMS estimated that the net impact of the payment provisions of the proposed changes would result in an increase of 1.3% in reimbursement to home health providers and finalized the methodology used to determine the rural add-on payment for 2020 through 2022 as well as regulations text changes regarding certifying and recertifying patient eligibility for Medicare home health services and remote patient monitoring. Additionally, the proposed rule includes changes to the home health prospective payment system ("HHPPS") case-mix adjustment methodology through the use of a new PDGM for home health payments. This change affected home health revenue beginning on or after January 1, 2020 and also includes a change in the unit of payment from 60-day episodes of care to 30-day episodes of care.

Pandemic-Related Legislation

The CARES Act, signed into law on March 27, 2020, and Paycheck Protection Program and Health Care Enhancement Act, signed into law on April 24, 2020, provide liquidity and financial relief to certain businesses, among other things. The CARES Act temporarily suspended the 2% Medicare sequestration for the period May 1, 2020 to December 31, 2020. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, extended the sequestration suspension through March 31, 2021. During the year ended December 31, 2020, we received $87.5 million under the Accelerated and Advance Payment Program administered by CMS, which was temporarily expanded by the CARES Act. Under the program, we requested acceleration/

advancement of 100% of our Medicare payment amount for a three-month period. The Continuing Appropriations Act, 2021 and Other Extensions Act, enacted on October 1, 2020, amended the repayment terms for accelerated/advanced payments. As amended, recoupment of accelerated/advanced payments will begin one year after payments were issued. Payments will be recouped at a rate of 25% of Medicare payments for the first eleven months following the anniversary of issuance and at a rate of 50% of Medicare payments for the next six months. Any outstanding balance of accelerated/advanced payments will be due following such recoupment period.

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

Some of our communities generate infectious or other hazardous medical waste due to the illness or physical condition of the residents, including, for example, blood-contaminated bandages, swabs and other medical waste products, and incontinence products of those residents diagnosed with an infectious disease. The management of infectious medical waste, including its handling, storage, transportation, treatment, and disposal, is subject to regulation under various federal, state, and local environmental laws. These environmental laws set forth the management requirements for such waste, as well as related permit, record-keeping, notice, and reporting obligations. Our communities' engagement of waste management companies for the proper disposal of all infectious medical waste does not immunize us from alleged violations of such medical waste laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to cleanup disposal sites at which such wastes have been disposed. Any finding that we are not in compliance with environmental laws could adversely affect our business, financial condition, results of operations, and cash flow.

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

We believe that we are in material compliance with applicable environmental laws. We are unable to predict the future course of federal, state, and local environmental regulation and legislation. Changes in the environmental regulatory framework (including legislative or regulatory efforts designed to address climate change) could have a material adverse effect on our business. Because environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our communities.

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

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. The discussion below addresses the most material factors, of which we are currently aware, that could affect our business, financial condition, results of operations, cash flow, liquidity, and future prospects. However, other factors not currently known to us or that we currently deem immaterial could also adversely affect our business, financial condition, results of operations, cash flow, liquidity, and future prospects. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face. If any of these risks actually occurs, our business, financial condition, results of operations, cash flow, liquidity, and future prospects could be materially and adversely affected.

COVID-19 Pandemic

The COVID-19 pandemic, including the response efforts of federal, state, and local government authorities, businesses, individuals and us, has adversely impacted, and likely will continue to adversely impact our business, results of operations, cash flow, liquidity, and stock price, and such impacts may be material.

We expect that the pandemic, and the response efforts of federal, state, and local government authorities, businesses, individuals and us, likely will continue to adversely impact our business, results of operations, cash flow, and liquidity through at least 2022. We cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on our business, results of operations, cash flow, liquidity, and stock price, and such impacts may be material and persist for some time. Further, our response efforts may continue to delay or negatively impact our strategic initiatives, including plans for future growth.

Due to the average age and prevalence of chronic medical conditions among our residents and patients, they generally are at disproportionately higher risk of hospitalization and adverse outcomes if they contract COVID-19. Upon confirmation of positive COVID-19 exposure at a community, we take actions intended to minimize further exposure, including associates’ adhering to personal protection protocols, isolating residents or finding placement in an alternate care setting to best address their care needs, and in some cases, restricting new resident admissions as directed by local health authorities. Seeking to prevent the introduction of COVID-19 into our communities, and to help control further exposure to infections within communities, in March 2020 we began restricting visitors at all our communities to essential healthcare personnel and certain compassionate care situations, screening associates and permitted visitors, suspending group outings, modifying communal dining and programming to comply with social distancing guidelines and, in most cases, implementing in-room only dining and activities programming, requesting that residents refrain from leaving the community unless medically necessary, and requiring new residents and residents returning from a hospital or nursing home to isolate in their apartment for fourteen days. These restrictions were in place across our portfolio for the three months ended June 30, 2020. We have adopted a framework for determining when to ease restrictions at each of our communities based on several criteria, including regulatory requirements and guidance, completion of baseline testing at the community, and the presence of current confirmed positive COVID-19 cases. Under this framework, we began easing restrictions on a community-by-community basis in July 2020 where regulatory requirements and guidance allowed, which easing may have included permitting outdoor, and in some cases, indoor visits with families, reduced capacity or socially distanced communal dining, limited communal activities programming, and in-person prospective resident visits. These restrictions at our communities may continue for some time, and we may revert to more restrictive measures if the pandemic worsens, as necessary to comply with regulatory requirements, or the direction of state or local health authorities. In July 2020, we completed baseline testing at all of our communities, and we have continued testing residents and associates at many of our communities. Further testing, whether undertaken proactively, as a result of regulatory requirements, or at the direction of state or local health authorities, may result in significant additional expense, additional temporary restrictions on move-ins at affected communities, continued need for isolating positive residents, increased use of PPE by our associates, and increased employee-related costs.

The pandemic, including the related restrictions at our communities, have significantly disrupted demand for senior living communities and the sales process, which typically includes in-person prospective resident visits within communities. During the third quarter of 2020, we returned to using in-person prospective resident visits for a majority of our communities. However, several large markets continue with virtual-only prospective resident visits as of December 31, 2020. We have placed restrictions on move-ins at our communities when circumstances warrant, including at the direction of state or local health authorities. Although these restrictions began to ease considerably in August 2020, restrictions on move-ins escalated throughout the fourth quarter of 2020 due to the resurgence of the virus. At the end of the second, third, and fourth quarters of 2020, 86%, 98%, and 89% of our communities, respectively, were accepting new move-ins. As of February 22, 2021, 97% of our communities were accepting new move-ins. We believe potential residents and their families are more cautious regarding moving into senior living communities while the pandemic continues, and such caution may persist for some time. Our efforts to adapt our sales and marketing efforts to meet demand may not be successful. In addition, expanded use of telemedicine and home healthcare by seniors, for which regulatory barriers have been relaxed during the pandemic, may result in less demand for our services. We cannot predict with reasonable certainty whether or when demand for senior living communities will return to pre-COVID-19 levels or the extent to which the pandemic’s effect on demand may adversely affect the amount of resident fees we are able to collect from our residents.

The pandemic, including the related restrictions at our communities, began to adversely impact our occupancy and resident fee revenue significantly during March 2020, as new resident leads, visits (including virtual visits), and move-in activity declined significantly compared to typical levels. The year-over-year decrease in monthly move-ins of our same community portfolio has moderated from 64.2% in April 2020 to 26.5% in December 2020. Our consolidated senior housing portfolio's weighted average occupancy has declined in each month of the pandemic, from 82.7% in March 2020 to 71.5% in December 2020, and was 70.0% in January 2021. We estimate that the pandemic, including the related restrictions at our communities, resulted in $281.1 million of lost resident fee revenue for the year ended December 31, 2020, including $228.5 million of lost resident fee revenue in our consolidated senior housing portfolio. Further deterioration of our resident fee revenue will result from lower move-in activity and the resident attrition inherent in our business, which may increase due to the impacts of COVID-19. In addition, our home health average daily census began to decrease in March 2020 due to lower occupancy in our communities and fewer elective medical procedures and hospital discharges, resulting in a 14.6% year-over-year decline in home health average daily census for the year ended December 31, 2020. We estimate that the pandemic, including the related restrictions at our communities, resulted in $52.6 million of lost resident fee revenue for the Health Care Services segment for the year ended December 31, 2020.

Facility operating expense for the year ended December 31, 2020 includes $125.5 million of incremental direct costs to prepare for and respond to the pandemic, including costs for: acquisition of additional PPE, medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers compensation, and health plan expense; increased expense for general liability claims; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. We are not able to reasonably predict the total amount of costs we will incur related to the pandemic, and such costs may continue to be substantial. We have taken, and may take in future periods, significant impairment charges related to COVID-19 due to lower than expected operating performance at communities.

We continue to seek opportunities to enhance and preserve our liquidity, including through maintaining expense discipline, continuing to evaluate our financing structure and the state of debt markets, and seeking further government-sponsored financial relief related to the COVID-19 pandemic. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief.

Grants received from the Provider Relief Fund are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for healthcare related expenses or lost revenues that are attributable to COVID-19 and have not been reimbursed from other sources or that other sources are not obligated to reimburse. HHS continues to evaluate and provide regulation and guidance regarding grants made under the Provider Relief Fund. We cannot provide assurance that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by HHS. The program requires us to report to HHS on our use of the grants, and our reporting is subject to audit.

The pandemic has also caused substantial volatility in the market prices and trading volumes in the equity markets, including our stock. Our stock price and trading volume may continue to be subject to wide fluctuations as a result of the pandemic, and may decline in the future.

The ultimate impacts of COVID-19 on our business, results of operations, cash flow, liquidity, and stock price will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for, and satisfy the terms and conditions of, financial relief; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, and other expenses; the impact of COVID-19 on our ability to complete financings, refinancings, or other transactions (including dispositions) or to generate sufficient cash flow to cover required interest and lease payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements, including unfunded, mandatory testing; increased enforcement actions resulting from COVID-19; government action that may limit our collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.

Business, Operations, and Strategy

Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford our resident fees (including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members) could cause our occupancy, revenues, results of operations, and cash flow to decline.

For the year ended December 31, 2020, we generated 81.9% of our resident fee revenue from private pay customers. Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our communities are located typically can afford to pay our monthly resident fees. Economic downturns, softness in the housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility, and/or changes in demographics could adversely affect the ability of seniors to afford our resident fees. If we are unable to retain and/or attract seniors with sufficient income, assets, or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our occupancy, revenues, results of operations, and cash flow could decline.

Changes in the reimbursement rates, methods, or timing of payment from government reimbursement programs could adversely affect our revenues, results of operations, and cash flow.

We rely on reimbursement from government programs for a portion of our revenues, and we cannot provide assurance that reimbursement levels will not decrease in the future, which could adversely affect our revenues, results of operations, and cash flow. For the year ended December 31, 2020, reimbursements from government programs represented 14.5% of our total resident fee revenues, and Medicare reimbursements represented 76.8% of our Health Care Services segment revenue. See "Item 1. Business–Medicare and Medicaid Programs" for more information regarding these programs, including the impact of recent legislation and rulemaking on such programs.

Congress continues to discuss medical spending reduction measures, leading to a high degree of uncertainty regarding potential reforms to government reimbursement programs. These discussions, along with broader healthcare reform, could result in major changes in the healthcare delivery and reimbursement systems on both the national and state levels.

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

Senior housing construction and development, lower industry occupancy, and increased competition, may have an adverse effect on our occupancy, revenues, results of operations, and cash flow.

The senior living industry is highly competitive. We compete with numerous organizations, including not-for-profit entities, that offer similar communities and services, such as home health care and hospice agencies, community-based service programs, retirement communities, convalescent centers, and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living, assisted living, and memory care sectors of the senior living industry are not substantial. The industry has attracted additional investment resulting in increased construction and development of new senior housing supply. New community openings have subjected our industry to oversupply and increased competitive pressures. Industry data shows that industry occupancy began to decrease starting in 2016 as a result of new openings and oversupply. During and since 2016 we have experienced an elevated rate of competitive new openings, with significant new competition opening in many markets, which has adversely affected our occupancy, revenues, results of operations, and cash flow. Such new competition could limit our ability to attract new residents and associates, to retain existing residents and associates, and to raise or maintain resident fees or expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations, and cash flow. Beginning in early 2020, the COVID-19 pandemic resulted in additional occupancy pressure for our industry. Industry data shows that seniors housing occupancy decreased for three consecutive quarters between March 31, 2020 and December 31, 2020, with nearly all markets falling to record low occupancy by the fourth quarter of 2020. Due to the industry's low occupancy levels, certain competitors may price aggressively in order to capture market share.

The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes, acts of nature, or the effects of climate change in those areas, which could negatively impact our financial condition, revenues, results of operations, and cash flow.

We have a high concentration of communities in various geographic areas, including the states of California, Florida, and Texas. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental regulations, acts of nature, and other factors that may result in a decrease in demand for senior living services in these areas could have an adverse effect on our financial condition, revenues, results of operations, and cash flow. Given the location of our communities, we are particularly susceptible to revenue loss, cost increase, or damage caused by severe weather conditions or natural disasters such as hurricanes, wildfires, earthquakes, or tornados. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance or unavailability on acceptable terms. Climate change may also have effects on our business by increasing the cost of property insurance or making coverage unavailable on acceptable terms. To the extent that significant changes in the climate occur in areas where our communities are located, we may experience increased frequency of severe weather conditions or natural disasters or other changes to weather patterns, all of which may result in physical damage to or a decrease in demand for properties affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition, revenues, results of operations, or cash flow may be adversely affected. In addition, government regulation intended to mitigate the impact of climate change, severe weather patterns, or natural disasters could result in additional required capital expenditures to comply with such regulation without a corresponding increase in our revenues.

Termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our occupancy, revenues, results of operations, and cash flow.

State regulations governing assisted living and memory care communities require written resident agreements with each resident. Several of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, many of our assisted living and memory care resident agreements allow residents to terminate their agreements upon 30 days' or less notice. Our independent living resident agreements generally provide for termination of the lease upon death or allow a resident to terminate his or her lease upon the need for a higher level of care not provided at the community. If multiple residents terminate their resident agreements at or around the same time, including as a result of the pandemic, our occupancy, revenues, results of operations, and cash flow could be adversely affected. In addition, because of the demographics of our typical residents, including age and health, resident turnover rates in our communities are difficult to predict. As a result, the living spaces we lease may be unoccupied for a period of time, which could adversely affect our occupancy, revenues, results of operations, and cash flow.

Our ability to use net operating loss carryovers to reduce future tax payments may be limited.

Section 382 of the Internal Revenue code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of 50% of its stock over a three-year period, to utilize its net operating loss carryforward and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by a company. Any such annual limitations may result in our being unable to utilize all of our net operating loss carryforwards generated in tax years prior to 2018 before their expiration.

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

Failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or other unauthorized access to our information systems, or to comply with applicable privacy and consumer protection laws, including HIPAA, could expose us to a number of adverse consequences, many of which are not insurable, including: (i) interruptions to our business, (ii) the theft, destruction, loss, misappropriation, or release of sensitive information, including proprietary business information and personally identifiable information of our residents, patients, and employees, (iii) significant remediation costs; (iv) negative publicity which could damage our reputation and our relationships with our residents, patients, employees, and referral sources, (v) litigation and potential liability under privacy, security, and consumer protection laws, including HIPAA, or other applicable laws, rules, or regulations, and (vi) government inquiries which may result in sanctions and other criminal or civil fines or penalties. Any of the foregoing could materially and adversely impact our revenues, results of operations, cash flow, and liquidity.

Failure to complete our capital expenditures in accordance with our plans may adversely affect our anticipated revenues, results of operations, and cash flow.

Our planned full-year 2021 non-development capital expenditures include maintenance, renovations, upgrades, and other major building infrastructure projects for our communities. Such projects may be needed to ensure that our communities are in appropriate physical condition to support our strategy and to protect the value of our community portfolio. In addition, our planned full-year 2021 development capital expenditure projects include those for expansion, repositioning, redeveloping, and major renovation of selected existing senior living communities.

Our capital projects are in various stages of planning and development and are subject to a number of factors over which we may have little or no control. These factors include work restrictions at our communities due to COVID-19, the necessity of arranging separate leases, mortgage loans, or other financings to provide the capital required to complete these projects; difficulties or delays in obtaining zoning, land use, building, occupancy, licensing, certificate of need, and other required governmental permits and approvals; failure to complete construction of the projects on budget and on schedule; failure of third-party contractors and subcontractors to perform under their contracts; shortages of labor or materials that could delay projects or make them more expensive; adverse weather conditions that could delay completion of projects; increased costs resulting from general economic conditions or increases in the cost of materials; and increased costs as a result of changes in laws and regulations.

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

We may not be able to identify development, investment, and acquisition opportunities on attractive terms and that are compatible with our strategy. To the extent we identify any such opportunities and enter into definitive agreements in connection therewith, we cannot provide assurance that the transactions will be completed. Failure to complete transactions after we have entered into definitive agreements may result in significant expenses to us.

To the extent we identify and close on any such opportunities, the integration of acquired communities or companies into our existing business may result in unforeseen difficulties, divert managerial attention, or require significant financial or other resources. Further, any such closings may require us to incur additional indebtedness and contingent liabilities and may result in unforeseen expenses or compliance issues, which may adversely affect our revenue growth, results of operations, and cash flow. Moreover, any future development, investment, or acquisition transactions may not generate any additional income for us or provide any benefit to our business.

Competition for the acquisition of strategic assets from buyers with greater financial resources or lower costs of capital than us or that have lower return expectations than we do could limit our ability to compete for strategic acquisitions and therefore to grow our business effectively.

There is significant competition among potential acquirers in the senior living industry, and there can be no assurance that we will be able to successfully complete acquisitions, which could limit our ability to grow our business. Several publicly-traded and non-traded real estate investment trusts, or REITs, and private equity firms have similar asset acquisition objectives as we do, along with greater financial resources and/or lower costs of capital than we are able to obtain. Partially as a result of tax law changes enacted through RIDEA, we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties.

Pending disposition transactions are, and any future disposition transactions will be, subject to various closing conditions, including the receipt of regulatory approvals where applicable, likely will result in reductions to our revenue, and may negatively impact our results of operations and cash flow.

During 2021, we expect to close on the dispositions of three owned communities classified as held for sale as of December 31, 2020 and terminations of a substantial portion of our management arrangements. Over the longer term, we may dispose of owned or leased communities through asset sales and lease terminations and expirations. The closings of any such transactions, or those that we identify in the future, generally are or will be subject to closing conditions, which may include the receipt of regulatory approvals, and we cannot provide assurance that any such transactions will close or, if they do, when the actual closings will occur. The sales price for pending or future dispositions may not meet our expectations due to the underlying performance of such communities or conditions beyond our control, and we may be required to take impairment charges in connection with such sales if the carrying amounts of such assets exceed the proposed sales prices, which could adversely affect our financial condition and results of operations. Further, we cannot provide assurance that we will be successful in identifying and pursuing disposition opportunities on terms that are acceptable to us, or at all. We may be required to pay significant amounts to restructure or terminate leases and we may be required to take charges in connection with such activity, which could adversely affect our financial condition and results of operations.

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

The closing of the pending sale of 80% of our equity in our Health Care Services segment may not be completed in accordance with our expectations or at all, and may not generate cash proceeds to us in the amount we anticipate, and the pending sale may disrupt our financial condition, results of operations, and cash flow.

Closing the sale of 80% of our equity in our Health Care Services segment, which we expect to occur in the late first half or early second half of 2021, is subject to receipt of certain regulatory approvals and other customary closing conditions set forth in the Purchase Agreement. We cannot provide assurance that such regulatory approvals will be received or that such closing conditions will be satisfied. If the conditions to closing are not satisfied or waived on a timely basis or at all, we may be unable to complete the sale transaction, or such completion may be delayed or completed on terms that are less favorable than set forth in the Purchase Agreement. In the event the transaction does not close, we may have expended significant management resources to complete the transaction and incurred significant transaction costs without obtaining any corresponding benefit, and we may be subject to litigation or obligations for damages. Our inability to close the transaction in accordance with expectations, or at all, may adversely affect our financial condition, results of operations, cash flow, and stock price. In addition, any significant diversion of management’s or our associates’ attention away from our ongoing business, or loss of associates, due to the pending transaction, or difficulties encountered in transitioning the Health Care Services business, may adversely affect our financial condition, results of operations, and cash flow.

Liquidity and Indebtedness

Disruptions in the financial markets or decreases in the appraised values or performances of our communities could affect our ability to obtain financing or to extend or refinance debt as it matures, which could negatively impact our liquidity, financial condition, and the market price of our common stock.

As of December 31, 2020, we had outstanding $3.9 billion principal amount of mortgage financing and $80.7 million letters of credit. If we are unable to extend or refinance our indebtedness prior to scheduled maturity dates, our liquidity and financial condition could be adversely impacted. Even if we are able to extend or refinance our maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing. In addition, the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance. Decreases in the appraised values of our communities, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities' maturing indebtedness. Our inability to obtain refinancing proceeds sufficient to cover maturing indebtedness could adversely impact our liquidity, and may cause us to seek alternative sources of financing, which may be less attractive or unavailable.

We are heavily dependent on mortgage financing provided by Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac), which are currently operating under a conservatorship begun in 2008 and conducting business under the direction of the Federal Housing Finance Agency. Reform efforts related to Fannie Mae and Freddie Mac may make such financing sources less available or unavailable in the future and may cause us to seek alternative sources of financing, which may be less attractive or unavailable.

Disruptions or prolonged downturns in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital, including through the issuance of common stock. Disruptions in the financial markets could have an adverse effect on our business. If we are not able to obtain additional financing on favorable terms, we also may have to forgo, delay, or abandon some or all of our planned capital expenditures or any development, investment, or acquisition opportunities that we identify, which could adversely affect our revenues, results of operations, and cash flow.

If we are unable to generate sufficient cash flow to cover required interest and lease payments, this could result in defaults of the related debt or leases and cross-defaults under our other debt or lease documents, which would adversely affect our capital structure, financial condition, results of operations, and cash flow.

We have significant indebtedness and lease obligations, and we intend to continue financing our communities through mortgage financing, long-term leases, and other types of financing. Our required lease payments are generally subject to an escalator that is either fixed or tied to changes in the consumer price index or leased property revenue. We cannot give any assurance that we will generate sufficient cash flow from operations to cover required interest, principal, and lease payments. Any non-payment or other default under our financing arrangements could, subject to cure provisions, cause the lender to foreclose upon the community or communities securing such indebtedness or, in the case of a lease, cause the lessor to terminate the lease, each with a consequent loss of revenue and asset value to us. In some cases, indebtedness is secured by both a mortgage on a community (or communities) and a guaranty by us and/or one or more of our subsidiaries. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable, and requiring the respective guarantor to fulfill its obligations to make such payments. The realization of any of these scenarios would have an adverse effect on our financial condition and capital structure. Because many of our outstanding debt and lease documents contain cross-default and cross-collateralization provisions, a default by us related to one community could affect a significant number of our other communities and their corresponding financing arrangements and leases (including documents with other lenders or lessors). In the event of such a default, we may not be able to obtain a waiver from the lender or lessor on terms acceptable or favorable to us, or at all, which would have a negative impact on our capital structure and financial condition.

Our indebtedness and long-term leases could adversely affect our liquidity and our ability to operate our business.

Our level of indebtedness and our long-term leases could adversely affect our future operations and/or impact our stockholders for several reasons, including, without limitation:

•We may have little or no cash flow apart from cash flow that is dedicated to the payment of any interest or principal required with respect to outstanding indebtedness and lease payments with respect to our long-term leases;
•Increases in our outstanding indebtedness, leverage, and long-term lease obligations will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;
•Increases in our outstanding indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures, expansions, repositionings, new developments, acquisitions, general corporate, and other purposes; and
•Our ability to pay dividends to our stockholders (should we initiate dividend payments in the future) may be limited.

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

Our debt and lease documents contain financial and other covenants, and any default under such documents could result in the acceleration of our indebtedness and lease obligations, the foreclosure of our mortgaged communities, the termination of our leasehold interests, and/or cross-defaults under our other debt or lease documents, any of which could materially and adversely impact our capital structure, financial condition, results of operations, cash flow, and liquidity and interfere with our ability to pursue our strategy.

Certain of our debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity, as calculated in accordance with accounting principles generally accepted in the United States, or GAAP, and in certain circumstances, reduced by intangible assets or liabilities or increased by deferred gains from sale-leaseback transactions and deferred entrance fee revenue. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. In addition, our debt and lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements and maintain insurance coverage.

Our failure to comply with applicable covenants could constitute an event of default under the applicable debt or lease documents. Many of our debt and lease documents contain cross-default provisions so that a default under one of these instruments could cause a default under other debt and lease documents (including documents with other lenders and lessors).

These restrictions and covenants may interfere with our ability to obtain financing or to engage in other business activities, which may inhibit our ability to pursue our strategy. In addition, certain of our outstanding indebtedness and leases limit or restrict, among other things, our ability and our subsidiaries' ability to borrow additional funds, engage in a change in control transaction, dispose of all or substantially all of our or their assets, or engage in mergers or other business combinations without consent of the applicable lender or lessor. In certain circumstances, the consent of the applicable lender or, if certain objective conditions are not satisfied, lessor may be based on the lender's or lessor's sole discretion. Our inability to obtain the consent of applicable lenders and landlords in connection with our pursuit of any such transactions may forestall our ability to consummate such transactions. Furthermore, the costs of obtaining such consents may reduce the value that our stockholders may realize in any such transactions.

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

In addition, our leases generally provide for renewal or extension options and, in certain cases, purchase options. We expect to renew, extend, or exercise purchase options with respect to our leases in the normal course of business; however, there can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal, extension, or purchase options. Furthermore, the terms of any such purchase options that are based on fair market value are inherently uncertain and could be unacceptable or unfavorable to us depending on the circumstances at the time of exercise. If we are not able to renew or extend our existing leases, or purchase the communities subject to such leases, at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, results of operations, and cash flow could be adversely affected.

Increases in market interest rates could significantly increase the costs of our debt obligations, which could adversely affect our results of operations and cash flow.

Our variable-rate debt obligations and any such obligations incurred in the future expose us to interest rate risk. In the normal course of business, we enter into interest rate agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. These agreements only limit our exposure to increases in interest rates above certain levels and generally must be renewed every two to three years. Increases in prevailing interest rates will increase our payment obligations on our existing variable-rate obligations to the extent they are unhedged and may increase our future borrowing and hedging costs, which would negatively impact our results of operations and cash flow.

The potential phasing out of LIBOR may increase the interest costs of our debt obligations, which could adversely affect our results of operations and cash flow.

The interest rates for substantially all of our variable-rate debt obligations are calculated based on the London Interbank Offer Rate (LIBOR) plus a spread, and our interest rate cap agreements are indexed to LIBOR. LIBOR is administered by the ICE Benchmark Administration, which has announced that it plans to phase-out one week and two month LIBOR by the end of 2021 and the other LIBOR tenors by June 30, 2023. If LIBOR were to be discontinued, substantially all of our variable-rate debt agreements provide that the lender may choose an alternative index based on comparable information, and our interest rate cap agreements provide that the calculation agent may choose an alternative index. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will evolve by the applicable phase-out dates, or whether alternative and comparable index rates will be established and adopted by our lenders and other financial institutions. If LIBOR ceases to exist or if the methods of calculating LIBOR change, interest rates on our variable-rate debt obligations may increase or become more volatile, which would adversely affect our results of operations and cash flow.

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

Human Capital

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

Increased competition for, or a shortage of, personnel, wage pressures resulting from increased competition, low unemployment levels, increased unemployment benefits, minimum wage increases, changes in overtime laws, and union activity may have an adverse effect on our business, results of operations, and cash flow.

Our success depends on our ability to retain and attract qualified management and other personnel who are responsible for the day-to-day operations of each of our communities. We compete with various healthcare service providers, other senior living providers, and hospitality and food services companies in retaining and attracting qualified personnel. Increased competition for, or a shortage of, nurses, or other personnel (including due to the pandemic), low levels of unemployment, increased unemployment benefits, or general inflationary pressures have required and may require in the future that we enhance our pay and benefits package to compete effectively for such personnel. In addition, we have experienced and may continue to experience wage pressures due to minimum wage increases mandated by state and local laws and the increase in the minimum salary threshold for overtime exemptions under the Fair Labor Standards Act, which the Department of Labor increased effective January 1, 2020. Changes to minimum wage laws may result in higher operating costs, and we may not be able to offset the added costs resulting from competitive, inflationary or regulatory pressures by increasing the rates we charge to our residents or our service charges, which would negatively impact our results of operations and cash flow.

Turnover rates of our personnel and the magnitude of the shortage of nurses or other personnel varies substantially from market to market. If we fail to attract and retain qualified personnel, our ability to conduct our business operations effectively, our overall operating results, and cash flow could be harmed.

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

Regulatory, Compliance, and Legal

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

Some of our communities generate infectious or other hazardous medical waste due to the illness or physical condition of the residents. Our communities’ engagement of waste management companies for the proper disposal of all infectious medical waste does not immunize us from alleged violations of such laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to cleanup disposal sites at which such wastes have been disposed.

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

We are unable to predict the future course of federal, state, and local environmental regulation and legislation. Changes in the environmental regulatory framework (including legislative or regulatory efforts designed to address climate change) could have a material adverse effect on our business. In addition, because environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our communities.

Significant legal actions and liability claims against us, including class action and stockholder derivative complaints, could subject us to increased operating costs and substantial uninsured liabilities, which may adversely affect our financial condition and results of operations.

We have been and are currently involved in litigation and claims incidental to the conduct of our business, which we believe are generally comparable to other companies in the senior living and healthcare industries, including, but not limited to, putative class action claims from time to time regarding staffing at our communities and compliance with consumer protection laws and the Americans with Disabilities Act. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. As a result, we maintain general liability, professional liability, and other insurance policies in amounts and with coverage and deductibles we believe are appropriate, based on the nature and risks of our business, historical experience, availability, and industry standards. Our current policies provide for deductibles for each claim and contain various exclusions from coverage. Effective December 31, 2020, we began using our wholly-owned captive insurance company for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs. Accordingly, we are, in effect, self-insured for claims that are less than the deductible amounts and for claims that exceed the funding level of our captive, and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits. If we experience a greater number of losses than we anticipate, or if certain claims are not covered by insurance, our results of operations and financial condition could be adversely affected.

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

The senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in reviews, audits, investigations, enforcement actions, or litigation related to regulatory compliance matters. In addition, we are subject to various government reviews, audits, and investigations to verify our compliance with Medicare and Medicaid programs and other applicable laws and regulations. CMS has engaged a number of third party firms, including Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), and Unified Program Integrity Contractors (UPIC), to conduct extensive reviews of claims data to evaluate the appropriateness of billings submitted for payment. Audit contractors may identify overpayments based on coverage requirements, billing and coding rules, or other risk areas. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities. An adverse determination of government reviews, audits, and investigations may result in citations, sanctions, and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, and termination of participation in Medicare and Medicaid programs, and/or damage to our business reputation. Our costs to respond to and defend any such audits, reviews, and investigations may be significant and are likely to increase in the current enforcement environment, and any resulting sanctions or criminal, civil, or regulatory penalties could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

The cost and difficulty of complying with increasing and evolving regulation and enforcement could have an adverse effect on our business, results of operations, and cash flow.

The regulatory environment surrounding the senior living industry continues to evolve and intensify in the amount and type of laws and regulations affecting it, many of which vary from state to state. In addition, many senior living communities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. In several of the states in which we operate there are different levels of care that may be provided based on the level of licensure. Several of the states in which we operate, or intend to operate, assisted living and memory care communities, home health and hospice agencies, and/or skilled nursing facilities require a certificate of need before the community or agency may be opened or the services at an existing community may be expanded. These regulatory requirements, and the increased enforcement thereof, could affect our ability to expand into new markets, to expand our services and communities in existing markets, and if any of our presently licensed communities were to operate outside of its licensing authority, may subject us to penalties including closure of the community. See "Item 1. Business-Industry Regulation" for more information regarding regulation and enforcement in our industry.

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

There are various extremely complex federal and state laws governing a wide array of referrals, relationships, and arrangements and prohibiting fraud by healthcare providers, including those in the senior living industry, and governmental agencies are devoting increasing attention and resources to such anti-fraud initiatives. Some examples are the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Balanced Budget Act of 1997, and the False Claims Act, which gives private individuals the ability to bring an action on behalf of the federal government. The violation of any of these laws or regulations may result in the imposition of fines or other penalties that could increase our costs and otherwise jeopardize our business. Because of incentives allowing a private individual to bring a claim on behalf of the federal government, so-called "whistleblower" suits have become more frequent.

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

We are subject to certain federal and state laws that regulate financial arrangements by healthcare providers, such as the Federal Anti-Kickback Law, the Stark laws, and certain state referral laws. Authorities have interpreted the Federal Anti-Kickback Law very broadly to apply to many practices and relationships between healthcare providers and sources of patient referral. If we were to violate the Federal Anti-Kickback Law, we may face criminal penalties and civil sanctions, including fines and possible exclusion from government reimbursement programs, which may also cause us to default under our debt and lease documents and/or trigger cross-defaults. Adverse consequences may also result if we violate federal Stark laws related to certain Medicare and Medicaid physician referrals. While we endeavor to comply with all laws that regulate the licensure and operation of our business, it is difficult to predict how our revenues could be affected if we were subject to an action alleging such violations.

We are subject to federal and state laws, regulations and executive orders relating to healthcare providers’ response to the COVID-19 pandemic. These requirements vary based on provider type and jurisdiction but generally include mandatory requirements for testing of residents and/or staff, implementation of infection control standards and procedures, imposition of restrictions on new admissions or readmissions of residents, requiring screening of all persons entering a community, imposition of restrictions or limitations on who and how residents may be visited, and imposition of mandatory notification requirements to residents, families, staff and regulatory bodies related to positive COVID-19 cases. Enhanced or additional penalties may apply for violation of such requirements.

Compliance with the Americans with Disabilities Act and Fair Housing Act, safety and health standards of the Occupational Safety and Health Administration, and other fire, safety, health, and other regulations may require us to make unanticipated expenditures, which could increase our costs and therefore adversely affect our results of operations and financial condition.

Certain of our communities, or portions thereof, may be subject to compliance with the Americans with Disabilities Act, or ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial properties," but generally requires that buildings be made accessible to people with disabilities. If applicable, compliance with ADA requirements could require removal of access barriers and non-compliance could result in imposition of government fines or an award of damages to private litigants.

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

In addition, we are required to operate our communities in compliance with applicable safety and health standards of the Occupational Safety and Health Administration, and other fire, health, and safety regulations, building codes and other land use regulations, and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. Like other healthcare facilities, senior living communities are subject to periodic survey or inspection by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular (often annual or bi-annual) schedule, and special surveys may result from a specific complaint filed by a resident, a family member, or one of our competitors. We may be required to make substantial capital expenditures to comply with those requirements.

Legislation was adopted in the State of Florida in March 2018 that requires skilled nursing homes and assisted living communities in Florida to obtain generators and fuel necessary to sustain operations and maintain comfortable temperatures in the event of a power outage. Our cost to comply with this legislation has been approximately $20 million without a corresponding increase in our revenues. If other states or jurisdictions were to adopt similar legislation or regulation, the cost to comply with such requirements may be substantial and may not result in any additional revenues.

The increased costs and capital expenditures that we may incur in order to comply with any of the above would result in a negative effect on our results of operations and financial condition.

Corporate Organization and Structure

Anti-takeover provisions in our organizational documents may delay, deter, or prevent a tender offer, merger, or acquisition that investors may consider favorable.

Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws may delay, deter, or prevent a tender offer, merger, or acquisition that investors may consider favorable or prevent the removal of our current board of directors. Such provisions include:

•provisions allowing the Board of Directors to issue blank-check preferred stock;
•provisions preventing stockholders from calling special meetings or acting by written consent;
•advance notice requirements for stockholders with respect to director nominations and actions to be taken at annual meetings; and
•no provision in our amended and restated certificate of incorporation for cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of our common stock can elect all the directors standing for election.

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

Other Market Factors

Various factors, including general economic conditions and the spread of contagious illnesses, could adversely affect our financial performance and other aspects of our business.

General economic conditions, such as inflation, the consumer price index, commodity costs, fuel and other energy costs, costs of salaries, wages, benefits and insurance, interest rates, and tax rates, affect our facility operating, facility lease, general and administrative and other expenses, and we have no control or limited ability to control such factors. Current global economic conditions and uncertainties, including due to the COVID-19 pandemic, the potential for failures or realignments of financial institutions, and the related impact on available credit may affect us and our business partners, landlords, counterparties, and residents or prospective residents in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk that certain of our business partners, landlords or counterparties would be unable to fulfill their obligations to us, and other impacts which we are unable to fully anticipate. In addition to the impact of the COVID-19 pandemic on our occupancy, seasonal contagious illnesses such as cold and flu, which typically more severely impact seniors than the general population may negatively affect our occupancy. The continued COVID-19 pandemic, severe cold and flu season, or an outbreak of other contagious disease in the markets in which we operate could result in a regulatory ban on admissions, decreased occupancy, and otherwise adversely affect our business.

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, stockholders may be unable to resell their shares at or above their purchase price. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price, result in fluctuations in the price, or trading volume of our common stock include:

•variations in our quarterly results of operations and cash flow;
•changes in our operating performance and liquidity guidance;
•the contents of published research reports about us or the senior living, healthcare, or real estate industries or the failure of securities analysts to cover our common stock;
•additions or departures of key management personnel;
•any increased indebtedness we may incur or lease obligations we may enter into in the future;
•actions by institutional stockholders;
•changes in market valuations of similar companies;
•announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•speculation or reports by the press or investment community with respect to us, other senior living operators or healthcare providers, or the senior living, healthcare, or real estate industries in general;
•proxy contests or other stockholder activism;
•increases in market interest rates that may lead purchasers of our shares to demand a higher yield;
•downturns in the real estate market or changes in market valuations of senior living communities;
•changes or proposed changes in laws or regulations affecting the senior living and healthcare industries or enforcement of these laws and regulations, or announcements relating to these matters; and
•general market and economic conditions.

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

We value constructive input from our stockholders and engage in dialogue with our stockholders regarding our governance practices, strategy, and performance. However, activist stockholders may disagree with the composition of our Board of Directors or management, our strategy, or capital allocation decisions and may seek to effect change through various strategies that range from private engagement to public campaigns, proxy contests, efforts to force proposals, or transactions not supported by our Board of Directors and litigation. Responding to these actions may be costly and time-consuming, disrupt our operations, divert the attention of our Board of Directors, management, and our associates and interfere with our ability to pursue our strategy and to attract and retain qualified Board and executive leadership. The perceived uncertainty as to our future direction that may result from actions of activist stockholders may also negatively impact our ability to attract and retain residents at our communities. We cannot provide assurance that constructive engagement with our stockholders will be successful. Any such stockholder activism may have an adverse effect on our business, results of operations, cash flow, and the market price of our common stock.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Communities

As of December 31, 2020, we operated and managed 726 communities across 43 states, with the capacity to serve approximately 64,000 residents. As of December 31, 2020, we owned 350 communities, leased 301 communities, managed 72 communities on behalf of third parties, and managed three communities for which we have an equity interest. Substantially all of our owned communities are subject to mortgage debt. The following table sets forth certain information regarding our owned, leased, and managed communities as of December 31, 2020, or, for occupancy, represents the weighted average occupancy for December 2020.

		Number of Communities
State	Units	Owned	Leased	Managed	Total
Texas	9,023	56	19	17	92
California	6,961	26	20	12	58
Florida	6,384	44	29	3	76
North Carolina	3,401	7	50	—	57

		Number of Communities
State	Units	Owned	Leased	Managed	Total
Colorado	3,380	13	11	5	29
Illinois	3,027	3	9	3	15
Ohio	2,971	15	15	6	36
Washington	2,833	15	18	—	33
Arizona	2,153	17	9	1	27
Oregon	1,805	12	11	—	23
Michigan	1,678	9	22	—	31
New York	1,500	10	9	2	21
Tennessee	1,494	16	6	1	23
Virginia	1,206	7	3	2	12
New Jersey	1,147	7	5	1	13
Kansas	1,114	8	10	—	18
Oklahoma	979	3	15	5	23
Missouri	913	2	—	2	4
Massachusetts	899	3	3	—	6
Indiana	830	4	4	1	9
Alabama	804	5	—	—	5
Pennsylvania	766	7	3	—	10
Georgia	717	8	—	1	9
Wisconsin	712	5	7	2	14
Connecticut	636	2	3	1	6
South Carolina	611	4	6	1	11
Maryland	560	3	—	3	6
Idaho	548	6	1	—	7
Minnesota	538	—	12	—	12
Rhode Island	532	3	—	1	4
Arkansas	494	4	—	1	5
Louisiana	486	6	—	—	6
New Mexico	457	2	1	1	4
Mississippi	386	5	—	—	5
Kentucky	283	3	—	—	3
Nevada	256	4	—	—	4
Montana	137	1	—	1	2
Delaware	105	2	—	—	2
Vermont	101	1	—	—	1
West Virginia	93	1	—	—	1
New Hampshire	90	1	—	—	1
Utah	55	—	—	1	1
Wyoming	46	—	—	1	1
Total	63,111	350	301	75	726
Occupancy rate (weighted average)		70.4%	73.2%	70.5%	71.4%

Corporate Offices

Our main corporate offices are leased, including our 107,713 square foot headquarters in Brentwood, Tennessee and our 156,016 square foot office in Milwaukee, Wisconsin.

Item 3.    Legal Proceedings

The information contained in Note 12 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "BKD". As of February 22, 2021, there were approximately 352 holders of record of our common stock.

Dividend Policy

On December 30, 2008, our Board of Directors voted to suspend our quarterly cash dividend indefinitely. We may determine to pay a regular quarterly dividend to the holders of our common stock in the future, but in the near term, we anticipate deploying capital to, among other uses, fund: planned capital expenditures; any acquisition, investment, development, or potential lease restructuring opportunities that we identify; investments to support our strategy; or reductions to our debt and lease leverage.

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

Share Price Performance Graph

The following graph compares the five-year cumulative total return for Brookdale common stock with the comparable cumulative return of the Russell 3000 and S&P Health Care Indices.

The graph assumes that a person invested $100 in Brookdale stock and each of the indices on December 31, 2015 and that dividends are reinvested. The comparisons in this graph are not intended to forecast or be indicative of possible future performance of Brookdale shares or such indices.

	12/15	12/16	12/17	12/18	12/19	12/20
Brookdale Senior Living Inc.	$100.00	$67.28	$52.55	$36.29	$39.38	$24.00
Russell 3000	100.00	112.74	136.56	129.40	169.54	204.95
S&P Health Care	100.00	97.31	118.79	126.47	152.81	173.36

The performance graph and related information shall not be deemed to be filed as part of this Annual Report on Form 10-K and do not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate them by reference into such filing.

Recent Sales of Unregistered Securities

None during the quarter ended December 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our common stock made during the quarter ended December 31, 2020 by or on behalf of us or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
10/1/2020 - 10/31/2020	—	$—	—	$44,026
11/1/2020 - 11/30/2020	6,311	$4.04	—	$44,026
12/1/2020 - 12/31/2020	—	$—	—	$44,026
Total	6,311	$4.04	—

(1)Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.
(2)On November 1, 2016, we announced that our Board of Directors had approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope, and timing of any purchases will be based on business, market, and other conditions and factors, including price, regulatory, and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified, or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of December 31, 2020, approximately $44.0 million remained available under the repurchase program.

Item 6.    (Removed and Reserved).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our historical consolidated financial statements and related notes contained in "Item 8. Financial Statements and Supplementary Data." In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties, and assumptions, which could cause actual results to differ materially from management's expectations. See additional risks and uncertainties described in "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" for more information. Factors that could cause such differences include those described in this section and "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

Executive Overview and Recent Developments

Our Business

As of December 31, 2020, we are the largest operator of senior living communities in the United States based on total capacity, with 726 communities in 43 states and the ability to serve approximately 64,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and CCRCs. We also offer a range of home health, hospice, and outpatient therapy services to more than 17,000 patients as of that date.

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

Strategy

Our goal is to be the first choice in senior living by being the nation's most trusted and effective senior living provider and employer. We believe there are significant opportunities to create and deliver stockholder value as we execute on our strategy to achieve this goal. We continue to execute our core operational strategy that we initiated in early 2018, and we believe successful execution on that strategy provides the best opportunity for us to navigate and recover from the pandemic and to create stockholder value. We have supplemented our operational strategy with initiatives intended to complement and enhance our core operational efforts and to position us for future growth and success as we encounter changes and trends in demographics, customer preferences, technology, and healthcare delivery and outcomes. Our refined strategy is focused on these priorities:

•Continued Operational Improvement and Efficiency. We are focused on our core senior living communities and intend to continue to drive operational improvements. Through our "win locally" initiative, we intend to provide choices for high quality care and personalized service by caring associates while leveraging our industry-leading scale and experience. Such efforts include optimizing our sales and marketing processes, prioritizing communities with the most opportunities for growth, and ensuring that our communities and their programming are competitive in the market. We also continue to focus on attracting, engaging, developing, and retaining the best associates by maintaining a compelling value proposition in the areas of leadership, career development, and meaningful work. We believe engaged associates lead to lower turnover, improved operations, and ultimately an enhanced resident experience that drives accelerated growth. To sharpen our focus on our core senior living operations, we are (and have been) executing on initiatives to reduce the complexity of our business and to ensure appropriate risk-reward tradeoffs in our highly regulated product lines. Such initiatives include exiting substantially all our entry fee CCRC business in 2020 (which also significantly reduced the number of skilled nursing facilities we operate) and continuing to optimize our management services business.

•Senior Living Portfolio. Since initiating our operational turnaround strategy in early 2018, we have continued our portfolio optimization initiative through which we have disposed of owned and leased communities and restructured leases. Such transactions have included restructuring our leases with our three largest landlords, sales and conveyance of owned communities, and dispositions of substantially all of our remaining ownership interests in unconsolidated ventures, including our entry fee CCRC venture with Healthpeak. As we move forward in 2021, we intend to continue to (i) expand our footprint and services in core markets where we have, or can achieve, a clear leadership position, (ii) execute an ongoing capital recycling program through acquiring leased or managed communities and exiting underperforming owned assets or leases when possible, and (iii) pivot back to portfolio growth through targeted development, investment, and acquisition opportunities. We will continue to invest in our development capital expenditures program through which we expand, renovate, reposition, and redevelop selected existing senior living communities where economically advantageous, although at a reduced pace during the pandemic.

•Expansion of Healthcare and Service Platform. Our vision is to enable those we serve to live well by offering our residents the highest-quality healthcare and wellness platform in the senior living industry. We intend to further integrate our healthcare service model in certain markets in 2021. We also intend to pursue initiatives designed to accelerate growth in our healthcare services offered to residents within our communities and private duty services business. Such initiatives may include implementation of improvements to our sales and marketing efforts associated with our healthcare services, pursuit of additional or expanded relationships with managed care providers, and further development of healthcare relationships to capitalize on growth opportunities. We believe the successful execution of these initiatives and our healthcare strategy will drive incremental revenue by increasing move-ins, improving resident health and wellbeing, and as a result extend residents' average length of stay and increase occupancy. We also believe that we will improve the results of operations as we further develop as a partner of choice for healthcare service or payor organizations seeking to provide services within our communities and/or improve health outcomes at an overall lower cost of care.

•Driving Innovation and Leveraging Technology. We are engaged in a variety of innovation initiatives and over time plan to pilot and test new ideas, technologies, and operating models in order to enhance our residents' engagement and experience, improve outcomes, and increase average length of stay and occupancy. With our technology platform, we also expect to identify solutions to reduce complexity, increase productivity, lower costs, and increase our ability to collaborate with third parties.

COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted, and likely will continue to adversely impact the senior living industry and our business. Due to the average age and prevalence of chronic medical conditions among our residents and patients, they generally are at disproportionately higher risk of hospitalization and adverse outcomes if they contract COVID-19. We continue to serve and care for seniors at our communities and their homes through the pandemic. A significant portion of our corporate support associates have worked from home since March 2020.

The health and wellbeing of our residents, patients, and associates is and has been our highest priority. We initiated our COVID-19 preparation efforts in January 2020. Our response efforts center on infection prevention and control protocols, including following requirements and guidance of federal, state, and local governments and agencies, including the CDC and the CMS. We have enhanced and reinforced training our associates in such protocols and continue to actively monitor government requirements and guidance and adapt our policies, procedures, and response efforts when applicable. Upon confirmation of positive COVID-19 exposure at a community, we take actions intended to minimize further exposure, including associates' adhering to personal protection protocols, isolating residents or finding placement in an alternate care setting to best address their care needs, and in some cases, restricting new resident admissions, as directed by local health authorities.

Seeking to prevent the introduction of COVID-19 into our communities, and to help control further exposure to infections within communities, in March 2020 we began restricting visitors at all our communities to essential healthcare personnel and certain compassionate care situations, screening associates and permitted visitors, suspending group outings, modifying communal dining and programming to comply with social distancing guidelines and, in most cases, implementing in-room only dining and activities programming, requesting that residents refrain from leaving the community unless medically necessary, and requiring new residents and residents returning from a hospital or nursing home to isolate in their apartment for fourteen days. These restrictions were in place across our portfolio for the three months ended June 30, 2020. We have adopted a framework for determining when to ease restrictions at each of our communities based on several criteria, including regulatory requirements and guidance, completion of baseline testing at the community, and the presence of current confirmed positive COVID-19 cases. Under this framework, we began easing restrictions on a community-by-community basis in July 2020 where regulatory requirements and guidance allowed, which easing may have included permitting outdoor, and in some cases, indoor visits with families, reduced capacity or socially distanced communal dining, limited communal activities programming, and in-person prospective resident visits. Although we are hopeful that administration of the vaccine to our residents and associates will enable us to further ease restrictions at our communities, those restrictions may continue for some time, and we may revert to more restrictive measures if the pandemic worsens, as necessary to comply with regulatory requirements, or at the direction of state or local health authorities.

In April 2020, we proactively commenced a resident and associate testing program for our communities. We undertook the program to identify positive, including asymptomatic, individuals, to better understand how our infection protocols are working, to help minimize the exposure to residents and associates of someone known to be COVID-19 positive, and in some cases to comply with state and local testing requirements. In July 2020, we completed baseline testing at all of our communities, and we have continued testing residents and associates at many of our communities. We also continue to utilize rapid point of care antigen test kits supplied by HHS at those of our communities with CLIA waivers. Our testing program has accumulated approximately 320,000 test results. Approximately 1.2% of our residents were known to have current COVID-19 positive test results on February 22, 2021. Further testing, whether undertaken proactively, as a result of regulatory requirements, or at the direction of state or local health authorities, may result in significant additional expense, additional temporary restrictions on move-ins at affected communities, continued need for isolating positive residents, increased use of PPE by our associates, and increased employee-related costs.

In December 2020, two COVID-19 vaccines received emergency use authorization from the U.S. Food and Drug Administration. We elected to work with CVS Health Corporation, with whom we have a longstanding relationship to provide flu shot clinics in our communities, to administer vaccinations on site to our eligible residents and associates through the Pharmacy Partnership for Long-Term Care Program offered through the CDC. Our work to prepare for and host vaccine clinics includes extensive planning, gathering insurance information, obtaining consents, scheduling appointments, holding educational sessions with residents, families, and associates and detailed coordination of traffic flow and observation areas. We hosted our first clinics on December 18, 2020 and by January 22, 2021 had hosted over 500 community vaccine clinics. As of February 22, 2021, first dose vaccine clinics had been completed for residents and associates at 100% of our communities and approximately 85% of our communities have had second dose vaccine clinics.

The pandemic, including the related restrictions at our communities, have significantly disrupted demand for senior living communities and the sales process, which typically includes in-person prospective resident visits within communities. We believe potential residents and their families are more cautious regarding moving into senior living communities while the pandemic continues, and such caution may persist for some time. In response to these developments, we have redesigned our sales process to include virtual tours, video engagement, and outdoor prospective resident meetings, enhanced and adapted our marketing programs to address the social distancing environment, and sought to strengthen our relationships with referral sources. During the third quarter of 2020, we returned to using in-person prospective resident visits for a majority of our communities. However, several large markets continue with virtual-only prospective resident visits as of December 31, 2020. We have placed restrictions on move-ins at our communities when circumstances warrant, including at the direction of state or local health authorities. Although these restrictions began to ease considerably in August 2020, restrictions on move-ins escalated throughout the fourth quarter of 2020 due to the resurgence of the virus. At the end of the second, third, and fourth quarters of 2020, 86%, 98%, and 89% of our communities, respectively, were accepting new move-ins. As of February 22, 2021, 97% of our communities were accepting new move-ins. We cannot predict with reasonable certainty whether or when demand for senior living communities will return to pre-COVID-19 levels or the extent to which the pandemic’s effect on demand may adversely affect the amount of resident fees we are able to collect from our residents.

The pandemic, including the related restrictions at our communities, began to adversely impact our occupancy and resident fee revenue significantly during March 2020, as new resident leads, visits (including virtual visits), and move-in activity declined significantly compared to typical levels. The year-over-year decrease in monthly move-ins of our same community portfolio has moderated from 64.2% in April 2020 to 26.5% in December 2020. Our consolidated senior housing portfolio's weighted average occupancy has declined in each month of the pandemic, from 82.7% in March 2020 to 71.5% in December 2020, and was 70.0% in January 2021. We estimate that the pandemic, including the related restrictions at our communities, resulted in $281.1 million of lost resident fee revenue for the year ended December 31, 2020, including $228.5 million of lost resident fee revenue in our consolidated senior housing portfolio. Further deterioration of our resident fee revenue will result from lower move-in activity and the resident attrition inherent in our business, which may increase due to the impacts of COVID-19. Our home health average daily census also began to decrease in March 2020 due to lower occupancy in our communities and fewer elective medical procedures and hospital discharges, resulting in a 14.6% year-over-year decline in home health average daily census for the year ended December 31, 2020. We expect home health average daily census to continue to gradually recover sequentially with increased elective medical procedures and hospital discharges and senior housing occupancy. We estimate that the pandemic, including the related restrictions at our communities, resulted in $52.6 million of lost resident fee revenue for the Health Care Services segment for the year ended December 31, 2020.

Facility operating expense for the year ended December 31, 2020 includes $125.5 million of incremental direct costs to prepare for and respond to the pandemic, including costs for: acquisition of additional PPE, medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers compensation, and health plan expense; increased expense for general liability claims; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. We are not able to reasonably predict the total amount of costs we will incur related to the pandemic, and such costs may continue to be substantial. We also recorded non-cash impairment charges in our operating results of $105.6 million for the year ended December 31, 2020 for our operating lease right-of-use assets and property, plant and equipment and leasehold intangibles, primarily due to the COVID-19 pandemic and lower than expected operating performance at communities with impaired assets.

We have taken, and continue to take, actions to enhance and preserve our liquidity in response to the pandemic. During the year ended December 31, 2020, we completed our financing plans in the regular course of business, including refinancing substantially all of our 2020 and 2021 maturities. In addition, on August 31, 2020, we terminated our $250 million revolving credit facility and obtained $266.9 million of non-recourse mortgage financing on 16 communities, most of which had secured the credit facility prior to its termination. During the year ended December 31, 2020, we accepted $109.8 million of cash for grants under the Provider Relief Fund and $87.5 million of accelerated/advanced Medicare payments, and we deferred $72.7 million of the employer portion of social security payroll taxes. These programs were created or expanded under the CARES Act, as described below. We also delayed or canceled a number of elective capital expenditure projects, resulting in an approximate $67 million reduction to our pre-pandemic full-year 2020 capital expenditure plans, and suspended repurchases under our existing share repurchase program. On July 26, 2020, we restructured our 120 community triple-net master lease with Ventas in a multipart transaction. The components included, among other things, reducing our initial annual minimum rent to $100 million, representing a reduction of approximately $86 million over the twelve months ending June 30, 2021, and removal of the prior requirements that we satisfy financial covenants and maintain a security deposit with Ventas. We paid a $119.2 million one-time cash lease payment to Ventas in connection with our lease restructuring transaction effective July 26, 2020.

As of December 31, 2020, our total liquidity was $575.5 million, consisting of $380.4 million of unrestricted cash and cash equivalents, $172.9 million of marketable securities, and $22.2 million of availability on our secured credit facility. We continue to seek opportunities to enhance and preserve our liquidity, including through maintaining expense discipline, continuing to evaluate our financing structure and the state of debt markets, seeking further government-sponsored financial relief related to the COVID-19 pandemic, and completing the pending sale of 80% of the equity in our Health Care Services segment. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, that our efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief, or that the closing of the pending transaction will be completed in accordance with our expectations, or at all, or generate cash proceeds to us in the amount we anticipate.

The CARES Act, signed into law on March 27, 2020, and Paycheck Protection Program and Health Care Enhancement Act, signed into law on April 24, 2020, provide liquidity and financial relief to certain businesses, among other things. The impacts to us of certain provisions of the CARES Act are summarized below.

•During the year ended December 31, 2020, we accepted $109.8 million of cash for grants from the Provider Relief Fund under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The accepted grants were made available pursuant to the following distributions from the Provider Relief Fund:

•$101.7 million pursuant to General Distributions, with the aggregate amount ultimately determined based on a percentage of our year-over-year changes in patient care revenue and certain operating and other expenses for the first and second quarters of 2020.

•$4.6 million pursuant to the Skilled Nursing Facility Targeted Distribution, which generally related to our certified skilled nursing facilities.

•$3.5 million pursuant to the Nursing Home Infection Control Distribution, including incentive payments, which related to our skilled nursing care provided through our CCRCs.

Grants received from the Provider Relief Fund are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for healthcare related expenses or lost revenues that are attributable to COVID-19 and have not been reimbursed from other sources or that other sources are not obligated to reimburse. The permissible uses of grants from the Nursing Home Infection Control Distribution are further limited to certain infection control expenses. The program requires us to report to HHS on our use of the grants, and our reporting is subject to audit. During the year ended December 31, 2020, we recognized $109.8 million of the grants as other operating income based upon our estimates of our satisfaction of the conditions of the grants during such period.

HHS continues to evaluate future allocations of, and regulation and guidance regarding, grants made under the Provider Relief Fund. We intend to pursue additional funding that may become available. However, there can be no assurance that we will qualify for, or receive, grants in the amount we expect, that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by HHS, or that future funding programs will be made available for which we qualify.

•During the year ended December 31, 2020, we received $87.5 million under the Accelerated and Advance Payment Program administered by CMS, which was temporarily expanded by the CARES Act. Approximately $75.2 million related to our Health Care Services segment and the remainder related to our CCRCs segment. Under the program, we requested acceleration/advancement of 100% of our Medicare payment amount for a three-month period. The Continuing Appropriations Act, 2021 and Other Extensions Act, enacted on October 1, 2020, amended the repayment terms for accelerated/advanced payments. As amended, recoupment of accelerated/advanced payments will begin one year after payments were issued. Payments will be recouped at a rate of 25% of Medicare payments for the first eleven months following the anniversary of issuance and at a rate of 50% of Medicare payments for the next six months. Any outstanding balance of accelerated/advanced payments will be due following such recoupment period. Pursuant to the Purchase Agreement we expect to repay the then outstanding balance of such accelerated/advance payments related to our Health Care Services segment at the closing of the sale of 80% of our equity in our Health Care Services segment.

•Under the CARES Act, we have elected to defer payment of the employer portion of social security payroll taxes incurred from March 27, 2020 through December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. As of December 31, 2020, we have deferred payment of $72.7 million under the program.

•The CARES Act temporarily suspended the 2% Medicare sequestration for the period May 1, 2020 to December 31, 2020, which primarily benefited our Health Care Services segment. This suspension had a favorable impact of $4.0 million on the segment’s resident fee revenue for the year ended December 31, 2020. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, extended the sequestration suspension through March 31, 2021.

•We are eligible to claim the employee retention tax credit for certain of our associates under the CARES Act. The refundable tax credit for 2020 is available to employers that fully or partially suspend operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19, and is equal to 50% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $5,000 per employee. We estimate that we will be eligible to claim tax credits of approximately $10 million for 2020. The credit was modified and extended for wages paid from January 1, 2021 through June 30, 2021 by the Consolidated Appropriations Act, 2021, and we are assessing our eligibility to claim such credit. There can be no assurance that we will qualify for, or receive, tax credits in the amount we expect.

In addition to the grants described above, we have received and recognized $5.9 million of other operating income from grants from other government sources.

We cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on our business, results of operations, cash flow, and liquidity, and our response efforts may continue to delay or negatively impact our strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, and other expenses; the impact of COVID-19 on our ability to complete financings, refinancings, or other transactions (including dispositions) or to generate sufficient cash flow to cover required interest and lease payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements, including unfunded, mandatory testing; increased enforcement actions resulting from COVID-19; government action that may limit our collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.

2021 Pending Sale of Health Care Services

On February 24, 2021, we entered into the Purchase Agreement with affiliates of HCA Healthcare providing for the sale of 80% of our equity in our Health Care Services segment for a purchase price of $400 million in cash, subject to certain adjustments set forth in the Purchase Agreement, including a reduction for the remaining outstanding balance as of the closing of Medicare advance payments and deferred payroll tax payments related to the Health Care Services segment, which were $75.2 million and $8.2 million, respectively, as of December 31, 2020. We expect our net cash proceeds at the closing will be approximately $300 million, subject to the timing of closing with respect to the adjustments set forth in the Purchase Agreement. The Purchase Agreement also contains certain agreed upon indemnities for the benefit of the purchaser. The closing of the sale transaction is anticipated to occur in the late first half or early second half of 2021, subject to receipt of applicable regulatory approvals and satisfaction of other customary closing conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, at closing of the transaction, we will retain a 20% equity interest in the business. Upon closing, we expect that the results and financial position of our Health Care Services segment will be deconsolidated from our financial statements and that our interest in the joint venture will be accounted for under the equity method of accounting. We anticipate that the sale transaction will utilize a portion of our federal net operating loss carryforwards to offset the expected taxable gain on such transaction.

Transaction Activity and Impact of Dispositions on Results of Operations

Overview

During 2020, we continued execution on our portfolio optimization initiative through which we have disposed of owned and leased communities and restructured leases. Such activities during 2020 included restructuring our lease arrangements with Ventas announced on July 27, 2020 and closing the multi-part transaction with Healthpeak announced on October 1, 2019. As a result of these initiatives and other lease restructuring, expiration, and termination activity, and other transactions, during the year ended December 31, 2020 we:

•Terminated our triple-net lease obligations on an aggregate of 32 communities, including through the acquisition of 27 formerly leased communities;
•Disposed of an aggregate of seven owned communities;
•Sold substantially all of our remaining ownership interests in unconsolidated ventures, including our entry fee CCRC venture with Healthpeak; and
•Reduced our management of communities on behalf of former unconsolidated ventures and third parties, representing a net reduction of 25 managed communities during the year.

As of December 31, 2020, we owned 350 communities, representing a majority of our consolidated community portfolio, and leased 301 communities. We also managed 75 communities on behalf of third parties or ventures for which we have an equity interest. The charts below show the foregoing changes in our portfolio from December 31, 2019 to December 31, 2020.

During the year ending December 31, 2021, we expect to close on the dispositions of three owned communities (249 units) classified as held for sale as of December 31, 2020 and terminations of a substantial portion of our management arrangements. The closings of the various pending and expected transactions are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Summaries of the foregoing transactions, and their impact on our results of operations, are below. See also Note 4 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about the transactions.

Completed Dispositions of Owned Communities

In addition to the conveyance of five communities to Ventas, during the year ended December 31, 2020, described below, we completed the sale of two owned communities (375 units) for cash proceeds of $38.1 million, net of transaction costs.

During the year ended December 31, 2019, we completed the sale of 14 owned communities (1,768 units) for cash proceeds of $85.4 million, net of transaction costs. We utilized a portion of the cash proceeds from the asset sales to repay approximately $5.1 million of associated mortgage debt and debt prepayment penalties.

2020 Ventas Lease Restructuring

On July 26, 2020 (the "Effective Date"), we entered into definitive agreements with Ventas in connection with the restructuring of our lease arrangements with Ventas, including a Master Transaction Letter Agreement (the "Master Agreement"). Pursuant to the Master Agreement:

•On the Effective Date the parties entered into the Amended and Restated Master Lease and Security Agreement (the "Master Lease") and Amended and Restated Guaranty (the "Guaranty"), which amended and restated the prior Master Lease and Security Agreement and prior Guaranty, each dated as of April 26, 2018 and as amended from time to time. Pursuant to the Master Lease, we continue to lease 120 communities (10,174 units) for an aggregate initial annual minimum rent of approximately $100 million, which reflects a reduction of approximately $83 million of annual minimum rent in effect prior to the transaction. Effective on January 1 of each lease year, beginning January 1, 2022, the annual minimum rent will be subject to a 3% escalator. The initial term of the Master Lease ends December 31, 2025, with two 10-year extension options available to us. The annual minimum rent for the initial lease year of any such renewal term will be the greater of the fair market rental of the communities or the increased annual minimum rent for such lease year applying the foregoing 3% escalator. The Master Lease removed the prior provision that would have automatically extended the initial term in the event of the consummation of a change of control transaction by us. The Master Lease requires us to spend (or escrow with Ventas) a minimum of $1,500 per unit on a community-level basis and $3,600 per unit on an aggregate basis of all communities, in each case per 24-month period ending December 31 during the lease term, commencing with the 24-month period ending December 31, 2021. In addition, Ventas agreed to fund costs associated with certain pre-approved capital expenditure projects in the aggregate amount of up to $37.8 million. Upon disbursement of such expenditures, the annual minimum rent under the Master Lease will increase by the amount of the disbursement multiplied by 50% of the sum of the then current 10-year treasury note rate and 4.5%. The transaction agreements with Ventas further provide that the Master Lease and certain other agreements between the parties will be cross-defaulted.

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

•On the Effective Date, we conveyed five owned communities (471 units) to Ventas in full release and satisfaction of $78.4 million principal amount of indebtedness secured by the communities. Upon closing, the parties entered into new terminable, market rate management agreements pursuant to which we manage the communities. We also paid to Ventas $115.0 million in cash, released all security deposits to Ventas under the former guaranty (which included the release of a $42.4 million deposit held by Ventas and the payment of $4.2 million in cash as settlement of the amount of letters of credit), and issued a $45.0 million unsecured interest-only promissory note to Ventas. The initial interest rate of the promissory note is 9.0% per annum and will increase by 0.50% on each anniversary of the date of issuance. We may prepay the outstanding principal amount in whole or in part at any time without premium or penalty. The promissory note matures on the earlier of December 31, 2025 or the occurrence of a change of control transaction (as defined in the Guaranty).

•On the Effective Date, we issued to Ventas a warrant (the "Warrant") to purchase 16.3 million shares of our common stock, $0.01 par value per share, at a price per share of $3.00. The Warrant is exercisable at Ventas’ option at any time and from time to time, in whole or in part, until December 31, 2025. The exercise price and the number of shares issuable on exercise of the Warrant are subject to certain anti-dilution adjustments, including for cash dividends, stock dividends, stock splits, reclassifications, non-cash distributions, certain repurchases of common stock and business combination transactions. To the extent that the number of shares owned by Ventas (including shares underlying the Warrant) would be more than 9.6% of the total combined voting power of all our classes of capital stock or of the total value of shares of all our classes of capital stock (the "Ownership Cap") (other than as a result of actions taken by Ventas), we would generally be required to repurchase the number of shares necessary to avoid Ventas exceeding the Ownership Cap unless Ventas makes an election to require us to pay Ventas cash in lieu of issuing shares pursuant to the Warrant in excess of the Ownership Cap. The Warrant and the shares issuable upon exercise thereof have not been registered under the Securities Act of 1933, as amended, and were issued in a private placement pursuant to Section 4(a)(2) thereof. On the Effective Date, the parties entered into a Registration Rights Agreement, pursuant to which Ventas and its permitted transferees are entitled to certain registration rights. Pursuant to the terms of the agreement, we filed a shelf registration statement with the SEC with respect to the shares of common stock underlying the Warrant, which was declared effective on August 17, 2020. Ventas is entitled to customary underwritten offering, piggyback, and additional demand registration rights with respect to the shares underlying the Warrant.

2019 Healthpeak CCRC Venture and Master Lease Transactions

On October 1, 2019, we entered into definitive agreements, including a Master Transactions and Cooperation Agreement (the "MTCA") and an Equity Interest Purchase Agreement (the "Purchase Agreement"), providing for a multi-part transaction with Healthpeak. The parties subsequently amended the agreements to include one additional entry fee CCRC community as part of the sale of our interest in our unconsolidated entry fee CCRC venture with Healthpeak (the "CCRC Venture") (rather than removing the community from the CCRC Venture for joint marketing and sale). The components of the multi-part transaction included:

•CCRC Venture Transaction. Pursuant to the Purchase Agreement, on January 31, 2020, Healthpeak acquired our 51% ownership interest in the CCRC Venture, which held 14 entry fee CCRCs (6,383 units) for a total purchase price of $289.2 million, net of a $5.9 million post-closing net working capital adjustment paid to Healthpeak during the three months ended June 30, 2020 (representing an aggregate valuation of $1.06 billion less portfolio debt, subject to a net working capital adjustment). We recognized a $369.8 million gain on sale of assets for year ended December 31, 2020, and we derecognized the net equity method liability for the sale of the ownership interest in the CCRC Venture. At the closing, the parties terminated the existing management agreements on the 14 entry fee CCRCs, Healthpeak paid us a $100.0 million management agreement termination fee, and we transitioned operations of the entry fee CCRCs to a new operator. We recognized $100.0 million of management fee revenue for the three months ended March 31, 2020 for the management termination fee. The sale of our interest in the CCRC Venture and the $100.0 million of management termination fees generated approximately $579.0 million of taxable income in three months ended March 31, 2020. We will utilize any 2020 operating losses generated and tax loss carryforwards (including our capital loss carryforward that was generated in 2018) to offset the taxable gain on this transaction. Prior to the January 31, 2020 closing, the parties moved the remaining two entry fee CCRCs (889 units) into a new unconsolidated venture on substantially the same terms as the CCRC Venture to accommodate the sale of such two communities. Subsequent to these transactions, we will have exited substantially all of our entry fee CCRC operations.

•Master Lease Transactions. Pursuant to the MTCA, on January 31, 2020, the parties amended and restated our existing master lease pursuant to which we continued to lease 25 communities (2,711 units) from Healthpeak, and we acquired 18 formerly leased communities (2,014 units) from Healthpeak, at which time the 18 communities were removed from the master lease. At the closing, we paid $405.5 million to acquire such communities and to reduce our annual rent under the amended and restated master lease. We funded the community acquisitions with $192.6 million of non-recourse mortgage financing and the proceeds from the multi-part transaction. In addition, Healthpeak agreed to terminate the lease for one leased community (159 units), which occurred during December 2020. With respect to the continuing 24 communities (2,552 units), our amended and restated master lease: (i) has an initial term to expire on December 31, 2027, subject to two extension options at our election for ten years each, which must be exercised with respect to the entire pool of leased communities; (ii) the initial annual base rent for the 24 communities is $41.7 million and is subject to an escalator of 2.4% per annum on April 1st of each year; and (iii) Healthpeak agreed to make available up to $35.0 million for capital expenditures for a five-year period related to the 24 communities at an initial lease rate of 7.0%. As a result of the community acquisition transaction, we recognized a $19.7 million gain on debt extinguishment during the year ended December 31, 2020 and derecognized the $105.1 million carrying amount of financing lease obligations for eight communities which were previously subject to sale-leaseback transactions in which we were deemed to have continuing involvement. During March 2020, we obtained $30.0 million of additional non-recourse mortgage financing on the acquired communities.

2018 Welltower Lease and RIDEA Venture Restructuring

Pursuant to transactions we entered into with Welltower on June 27, 2018, our triple-net lease obligations on 37 communities (4,095 units) were terminated effective June 30, 2018. We paid Welltower an aggregate lease termination fee of $58.0 million. In addition, effective June 30, 2018, we sold our 20% equity interest in our Welltower RIDEA venture to Welltower for net proceeds of $33.5 million. We also elected not to renew two master leases with Welltower which matured on September 30, 2018 (11 communities; 1,128 units). As of December 31, 2020, we continue to operate 74 communities (3,674 units) under triple-net leases with Welltower, and our remaining lease agreements with Welltower contain an objective change of control standard that allows us to engage in certain change of control and other transactions without the need to obtain Welltower's consent, subject to the satisfaction of certain conditions.

2018 Ventas Lease Portfolio Restructuring

On April 26, 2018, we entered into several agreements to restructure a portfolio of 128 communities (10,567 units) we leased from Ventas as of such date, including a Master Lease and Security Agreement (the "Former Ventas Master Lease"), which was subsequently amended and restated on July 26, 2020 as described above. The Former Ventas Master Lease amended and restated prior leases comprising an aggregate portfolio of 107 communities (8,459 units) into the Former Ventas Master Lease and Ventas agreed to observe, perform, and enforce separate leases for 21 additional communities (2,107 units) as if they had been combined into the Former Ventas Master Lease effective April 26, 2018, to the extent not in conflict with any mortgage debt underlying such communities. The transaction agreements with Ventas further provided that the Former Ventas Master Lease and certain other agreements between us and Ventas were subject to cross-default provisions.

The Former Ventas Master Lease had an initial term ending December 31, 2025 and provided us with two 10-year extension options. The transaction agreements provided that if we had consummated a change of control transaction on or before December 31, 2025, the initial term of the Former Ventas Master Lease would be extended automatically through December 31, 2029. The Former Ventas Master Lease and separate lease agreements with Ventas, which were guaranteed at the parent level by us, provided for total rent in 2018 of $175.0 million for the 128 communities, including the pro-rata portion of an $8.0 million annual rent credit for 2018. We received an annual rent credit of $8.0 million in 2019 and an annual rent credit of $7.0 million in 2020, prior to giving effect to the reduction from the agreements on July 26, 2020 as described above. The annual minimum rent was subject to an escalator equal to the lesser of 2.25% or four times the Consumer Price Index ("CPI") increase for the prior year (or zero if there was a CPI decrease).

The Former Ventas Master Lease required us to spend (or escrow with Ventas) a minimum of $2,000 per unit per 24-month period commencing with the 24-month period ended December 31, 2019 and thereafter each 24-month period ending December 31 during the lease term, subject to annual increases commensurate with the escalator beginning with the second lease year of the first extension term (if any), and provided that if we had consummated a change of control transaction, we would have been required within 36 months to invest (or escrow with Ventas) an aggregate of $30.0 million in the communities for revenue-enhancing capital projects.

Under the definitive agreements with Ventas, we, at the parent level, were required to satisfy certain financial covenants (including tangible net worth and leverage ratios) and may have consummated a change of control transaction without the need for consent of Ventas so long as certain objective conditions were satisfied, including the post-transaction guarantor's satisfying certain enhanced minimum tangible net worth and maximum leverage ratio, having minimum levels of operational experience and reputation in the senior living industry, and paying a change of control fee of $25.0 million to Ventas.

Pursuant to the Former Ventas Master Lease, we exercised our right to direct Ventas to use its commercially reasonable, diligent efforts to market for sale certain communities. During 2019, seven communities (358 units) were sold by Ventas and removed from the Former Ventas Master Lease, and the annual minimum rent was prospectively reduced by $1.7 million. During 2020, one community (32 units) was sold by Ventas and removed from the Former Ventas Master Lease, and the annual minimum rent was prospectively reduced by $0.1 million.

We recognized a $125.7 million non-cash loss on lease modification during the year ended December 31, 2018, primarily for the extensions of the triple-net lease obligations for communities with lease terms that are unfavorable to us given market conditions on the amendment date in exchange for modifications to the change of control provisions and financial covenant provisions of the community leases.

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

Summary of Financial Impact of Completed Dispositions

The following table sets forth, for the periods indicated, the amounts included within our consolidated financial data for the 36 communities that we disposed through sales, conveyances, and lease terminations during the years ended December 31, 2020 and 2019, through the respective disposition dates.

	Year Ended December 31, 2020
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$512,598	$—	$512,598
Assisted Living and Memory Care	1,691,276	14,080	1,677,196
CCRCs	321,883	20,495	301,388
Senior housing resident fees	$2,525,757	$34,575	$2,491,182
Facility operating expense
Independent Living	$341,608	$—	$341,608
Assisted Living and Memory Care	1,325,260	13,008	1,312,252
CCRCs	287,157	19,997	267,160
Senior housing facility operating expense	$1,954,025	$33,005	$1,921,020
Cash lease payments	$427,711	$4,696	$423,015

	Year Ended December 31, 2019
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Independent Living	$544,558	$—	$544,558
Assisted Living and Memory Care	1,815,938	50,775	1,765,163
CCRCs	402,175	64,791	337,384
Senior housing resident fees	$2,762,671	$115,566	$2,647,105
Facility operating expense
Independent Living	$340,817	$—	$340,817
Assisted Living and Memory Care	1,297,302	43,880	1,253,422
CCRCs	330,103	58,813	271,290
Senior housing facility operating expense	$1,968,222	$102,693	$1,865,529
Cash lease payments	$377,714	$9,011	$368,703

The following table sets forth the number of communities and units in our senior housing segments disposed through sales, conveyances, and lease terminations during the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Number of communities
Assisted Living and Memory Care	10	20
CCRCs	2	4
Total	12	24
Total units
Assisted Living and Memory Care	827	1,600
CCRCs	456	827
Total	1,283	2,427

Other Recent Developments

Increased Competitive Pressures

Data from NIC shows that industry occupancy began to decrease starting in 2016 as a result of new openings and oversupply. During and since 2016, we have experienced an elevated rate of competitive new openings, with significant new competition opening in many markets, which has adversely affected our occupancy, revenues, results of operations, and cash flow. In 2020, competitive new openings remained elevated, but declined from 2019. Beginning in early 2020, the COVID-19 pandemic resulted in additional occupancy pressure for our industry. NIC data shows that senior housing occupancy decreased for three consecutive quarters between March 31, 2020 and December 31, 2020, with nearly all markets falling to record low occupancy by the fourth quarter of 2020.

Capital Expenditures

Our total community-level capital expenditures were $140.1 million for 2020, which was a decrease of $98.6 million from 2019, and $27.8 million of which was reimbursed by our lessors. The decrease in community-level capital expenditures was partially due to our approximate $48 million reduction to our pre-pandemic full-year 2020 community-level capital expenditure plans as we delayed or canceled a number of elective capital expenditure projects in response to the pandemic. In the aggregate, we expect our full-year 2021 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $140 million. In addition, we expect our full-year 2021 development capital expenditures to be approximately $10 million, net of anticipated lessor reimbursements, and such projects include those for expansion, repositioning, redeveloping, and major renovation of selected existing senior living communities. We anticipate that our 2021 capital expenditures will be funded from cash on hand, cash equivalents, marketable securities, cash flows from operations, and reimbursements from lessors.

Results of Operations

As of December 31, 2020, our total operations included 726 communities with a capacity to serve approximately 64,000 residents. As of that date we owned 350 communities (31,853 units), leased 301 communities (21,129 units), and managed 75 communities (10,129 units). The following discussion should be read in conjunction with our consolidated financial statements and the related notes, which are included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The results of operations for any particular period are not necessarily indicative of results for any future period. Transactions completed during the period of January 1, 2019 to December 31, 2020 affect the comparability of our results of operations, and summaries of such transactions and their impact on our results of operations are discussed above in "Transaction Activity and Impact of Dispositions on Results of Operations."

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

•Senior housing operating results and data presented on a same community basis reflect results and data of a consistent population of communities by excluding the impact of changes in the composition of our portfolio of communities. The operating results exclude hurricane and natural disaster expense and related insurance recoveries, and for the 2019 period, exclude the additional resident fee revenue and facility operating expense recognized as a result of the application of the lease accounting standard ASC 842. We define our same community portfolio as communities consolidated and operational for the full period in both comparison years. Consolidated communities excluded from the same community portfolio include communities acquired or disposed of since the beginning of the prior year, communities classified as assets held for sale, certain communities planned for disposition, certain communities that have undergone or are undergoing expansion, redevelopment, and repositioning projects, and certain communities that have experienced a casualty event that significantly impacts their operations. Our management uses same community operating results and data for decision making, and we believe such results and data provide useful information to investors, because it enables comparisons of revenue, expense, and other operating measures for a consistent portfolio over time without giving effect to the impacts of communities that were not consolidated and operational for the comparison periods, communities acquired or disposed during the comparison periods (or planned for disposition), and communities with results that are or likely will be impacted by completed or in-process development-related capital expenditure projects. As presented herein, same community results include the direct costs incurred to prepare for and respond to the COVID-19 pandemic.

•RevPAR, or average monthly senior housing resident fee revenue per available unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding Health Care Services segment revenue and entrance fee amortization, and, for the 2019 period, the additional resident fee revenue recognized as a result of the application of the lease accounting standard ASC 842), divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period. We measure RevPAR at the consolidated level, as well as at the segment level with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments. Our management uses RevPAR for decision making, and we believe the measure provides useful information to investors, because the measure is an indicator of senior housing resident fee revenue performance that reflects the impact of both senior housing occupancy and rate.

•RevPOR, or average monthly senior housing resident fee revenue per occupied unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding Health Care Services segment revenue and entrance fee amortization, and, for the 2019 period, the additional resident fee revenue recognized as a result of the application of the lease accounting standard ASC 842), divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period. We measure RevPOR at the consolidated level, as well as at the segment level with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments. Our management uses RevPOR for decision making, and we believe the measure provides useful information to investors, because it reflects the average amount of senior housing resident fee revenue we derive from an occupied unit per month without factoring occupancy rates. RevPOR is a significant driver of our senior housing revenue performance.

•Weighted average occupancy rate reflects the percentage of units at our owned and leased communities being utilized by residents over a reporting period. We measure occupancy rates with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments, and also measure this metric both on a consolidated senior housing and a same community basis. Our management uses weighted average occupancy, and we believe the measure provides useful information to investors, because it is a significant driver of our senior housing revenue performance.

This section includes the non-GAAP performance measure Adjusted EBITDA. See "Non-GAAP Financial Measures" below for our definition of the measure and other important information regarding such measure, including reconciliations to the most comparable GAAP measures.

Discussion of our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is presented below. Discussion of our financial condition and results of operations for year ended December 31, 2019 compared to the year ended December 31, 2018 can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020.

Comparison of Year Ended December 31, 2020 and 2019

Summary Operating Results

The following table summarizes our overall operating results for the years ended December 31, 2020 and 2019.

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2020	2019	Amount	Percent
Total resident fees and management fees revenue	$3,023,257	$3,267,039	(243,782)	(7.5)%
Other operating income	115,749	—	115,749	NM
Facility operating expense	2,341,859	2,390,495	(48,636)	(2.0)%
Net income (loss)	81,945	(268,492)	350,437	NM
Adjusted EBITDA	264,387	401,169	(136,782)	(34.1)%

The decrease in total resident fees and management fees revenue was primarily attributable to a $317.4 million decrease in resident fees, including a 5.1% decrease in same community RevPAR, comprised of a 680 basis points decrease in same community weighted average occupancy and a 3.2% increase in same community RevPOR. We estimate that the COVID-19 pandemic, including the related restrictions at our communities, resulted in $281.1 million of lost resident fee revenue for the year ended December 31, 2020, including $228.5 million and $52.6 million of lost resident fee revenue in our consolidated senior housing portfolio and Health Care Services segment, respectively. Estimated lost resident fee revenue represents the difference between the actual revenue for the period and our expectations prior to estimating the effects of COVID-19. Additionally, the disposition of 36 communities through sales and conveyances of owned communities and lease terminations since the beginning of the prior year resulted in $81.0 million less in resident fees during the year ended December 31, 2020 compared to the prior year. Revenue for the Health Care Services segment decreased $80.5 million, as our home health average daily census began to decrease in March 2020 due to the COVID-19 pandemic and due to the implementation of the PDGM, an alternate home health case-mix adjustment methodology with a 30 day unit of payment, which became effective beginning January 1, 2020. Management fee revenue increased $73.6 million primarily due to $100.0 million of management fee revenue during the year for the management termination fee payment from Healthpeak, partially offset by terminations of management agreements subsequent to the beginning of the prior year.

During the year ended December 31, 2020, we recognized $115.7 million of government grants as other operating income based on our estimates of our satisfaction of the conditions of the grants during the period.

The decrease in facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year, which resulted in $69.7 million less in facility operating expense during the year ended December 31, 2020 compared to the prior year. Additionally, there was a decrease in labor costs for home health services as a result of the lower census and as we adjusted our home health services operational structure, to better align our facility operating expenses and business model in connection with PDGM. The decrease was partially offset by a 6.0% increase in same community facility operating expense, which was primarily due to $107.5 million of incremental costs incurred in our same community portfolio during the year ended December 31, 2020 to respond to the COVID-19 pandemic. The increase in same community facility operating expense was partially offset by repairs and maintenance cost decreases due to fewer move-ins during the current year and a decrease in supplies costs due to the reduced occupancy during the current year.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense of $26.4 million and $49.5 million, respectively, during the year ended December 31, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense excludes approximately $24.1 million and $45.2 million, respectively, of such additional revenue and expenses.

The increase in net income was primarily attributable to a $367.3 million increase in net gain on sale of assets, resulting from the sale of our interest in the CCRC Venture, partially offset by the net impact of the revenue, other operating income, and facility operating expense factors previously discussed.

The decrease in Adjusted EBITDA was primarily attributable to the net impact of the revenue (including the $100.0 million management agreement termination fee payment received from Healthpeak), other operating income, and facility operating expense factors previously discussed and the $119.2 million one-time cash lease payment made to Ventas in connection with our lease restructuring transaction effective July 26, 2020, partially offset by a decrease in general and administrative expense.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the years ended December 31, 2020 and 2019 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2020	2019	Amount		Percent
Resident fees	$2,525,757	$2,762,671	$(236,914)		(8.6)%
Other operating income	$92,862	$—	$92,862		NM
Facility operating expense	$1,954,025	$1,968,222	$(14,197)		(0.7)%

Number of communities (period end)	651	663	(12)		(1.8)%
Number of units (period end)	52,982	54,181	(1,199)		(2.2)%
Total average units	53,687	55,501	(1,814)		(3.3)%
RevPAR	$3,917	$4,106	$(189)		(4.6)%
Occupancy rate (weighted average)	77.5%	83.9%	(640)	bps	n/a
RevPOR	$5,054	$4,893	$161		3.3%

Same Community Operating Results and Data
Resident fees	$2,326,529	$2,451,352	$(124,823)		(5.1)%
Other operating income	$84,265	$—	$84,265		NM
Facility operating expense	$1,781,750	$1,680,424	$101,326		6.0%

Number of communities	629	629	—		—
Total average units	49,237	49,232	5		—
RevPAR	$3,938	$4,149	$(211)		(5.1)%
Occupancy rate (weighted average)	77.8%	84.6%	(680)	bps	n/a
RevPOR	$5,063	$4,904	$159		3.2%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the years ended December 31, 2020 and 2019, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2020	2019	Amount		Percent
Resident fees	$512,598	$544,558	$(31,960)		(5.9)%
Other operating income	$11,823	$—	$11,823		NM
Facility operating expense	$341,608	$340,817	$791		0.2%

Number of communities (period end)	68	68	—		—
Number of units (period end)	12,534	12,514	20		0.2%
Total average units	12,533	12,474	59		0.5%
RevPAR	$3,408	$3,580	$(172)		(4.8)%
Occupancy rate (weighted average)	81.8%	89.2%	(740)	bps	n/a
RevPOR	$4,165	$4,014	$151		3.8%

Same Community Operating Results and Data
Resident fees	$482,200	$505,729	$(23,529)		(4.7)%
Other operating income	$10,775	$—	$10,775		NM
Facility operating expense	$318,471	$307,790	$10,681		3.5%

Number of communities	64	64	—		—
Total average units	11,704	11,695	9		0.1%
RevPAR	$3,433	$3,604	$(171)		(4.7)%
Occupancy rate (weighted average)	82.1%	89.2%	(710)	bps	n/a
RevPOR	$4,185	$4,042	$143		3.5%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 710 basis points decrease in same community weighted average occupancy and a 3.5% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of reduced move-in activity related to the COVID-19 pandemic, including the related restrictions at our communities. We estimate that the COVID-19 pandemic, including the related restrictions at our communities, resulted in $35.9 million of lost resident fee revenue on a same community basis for this segment for the year ended December 31, 2020. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including $14.7 million of incremental direct costs to prepare for and respond to the COVID-19 pandemic. These increases in the segment's same community facility operating expense were partially offset by decreases in repairs and maintenance costs due to fewer move-ins during the current year and supplies costs due to the reduced occupancy during the current year.

We recognized additional resident fee revenue and additional facility operating expense for this segment of $8.7 million and $12.7 million, respectively, during the year ended December 31, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $8.2 million and $12.0 million, respectively, of such additional revenue and expenses.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the years ended December 31, 2020 and 2019, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2020	2019	Amount		Percent
Resident fees	$1,691,276	$1,815,938	$(124,662)		(6.9)%
Other operating income	$62,585	$—	$62,585		NM
Facility operating expense	$1,325,260	$1,297,302	$27,958		2.2%

Number of communities (period end)	563	573	(10)		(1.7)%
Number of units (period end)	35,126	35,956	(830)		(2.3)%
Total average units	35,530	36,560	(1,030)		(2.8)%
RevPAR	$3,967	$4,106	$(139)		(3.4)%
Occupancy rate (weighted average)	76.5%	82.6%	(610)	bps	n/a
RevPOR	$5,184	$4,971	$213		4.3%

Same Community Operating Results and Data
Resident fees	$1,632,470	$1,705,487	$(73,017)		(4.3)%
Other operating income	$60,939	$—	$60,939		NM
Facility operating expense	$1,275,032	$1,186,001	$89,031		7.5%

Number of communities	551	551	—		—
Total average units	33,921	33,925	(4)		—
RevPAR	$4,010	$4,189	$(179)		(4.3)%
Occupancy rate (weighted average)	76.8%	83.3%	(650)	bps	n/a
RevPOR	$5,222	$5,032	$190		3.8%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 650 basis points decrease in same community weighted average occupancy and a 3.8% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of reduced move-in activity related to the COVID-19 pandemic, including the related restrictions at our communities. We estimate that the COVID-19 pandemic, including the related restrictions at our communities, resulted in $137.7 million of lost resident fee revenue on a same community basis for this segment for the year ended December 31, 2020. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases. Additionally, the disposition of 30 communities since the beginning of the prior year resulted in $36.7 million less in resident fees during the year ended December 31, 2020 compared to the prior year.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including $80.4 million of incremental direct costs to prepare for and respond to the COVID-19 pandemic, and an increase in labor expense arising from increased contract labor costs. The increase in the segment's same community facility operating expense was partially offset by decreases in repairs and maintenance costs due to fewer move-ins during the current year. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year, which resulted in $30.9 million less in facility operating expense during the year ended December 31, 2020 compared to the prior year.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $14.7 million and $31.6 million, respectively, during the year ended December 31, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $13.8 million and $29.7 million, respectively, of such additional revenue and expenses.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the years ended December 31, 2020 and 2019, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2020	2019	Amount		Percent
Resident fees	$321,883	$402,175	$(80,292)		(20.0)%
Other operating income	$18,454	$—	$18,454		NM
Facility operating expense	$287,157	$330,103	$(42,946)		(13.0)%

Number of communities (period end)	20	22	(2)		(9.1)%
Number of units (period end)	5,322	5,711	(389)		(6.8)%
Total average units	5,624	6,467	(843)		(13.0)%
RevPAR	$4,738	$5,123	$(385)		(7.5)%
Occupancy rate (weighted average)	74.2%	81.3%	(710)	bps	n/a
RevPOR	$6,389	$6,298	$91		1.4%

Same Community Operating Results and Data
Resident fees	$211,859	$240,136	$(28,277)		(11.8)%
Other operating income	$12,551	$—	$12,551		NM
Facility operating expense	$188,247	$186,633	$1,614		0.9%

Number of communities	14	14	—		—
Total average units	3,612	3,612	—		—
RevPAR	$4,888	$5,540	$(652)		(11.8)%
Occupancy rate (weighted average)	73.3%	82.7%	(940)	bps	n/a
RevPOR	$6,674	$6,704	$(30)		(0.4)%

The decrease in the segment's resident fees was primarily attributable to the disposition of six communities since the beginning of the prior year, which resulted in $44.3 million less in resident fees during the year ended December 31, 2020 compared to the prior year. Additionally, there was a decrease in the segment's same community RevPAR, comprised of a 940 basis points decrease in same community weighted average occupancy and a 0.4% decrease in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of reduced move-in activity related to the COVID-19 pandemic, including the related restrictions at our communities. We estimate that the COVID-19 pandemic, including the related restrictions at our communities, resulted in $36.4 million of lost resident fee revenue on a same community basis for this segment for the year ended December 31, 2020. The decrease in the segment's same community RevPOR was primarily the result of a service mix shift from less skilled nursing services within the segment, partially offset by in-place rent increases.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year, which resulted in $38.8 million less in facility operating expense during the year ended December 31, 2020 compared to the prior year. The decrease in facility operating expense was partially offset by an increase in the segment's same community facility operating expense, including $12.4 million of incremental direct costs to prepare for and respond to the COVID-19 pandemic, partially offset by decreases in labor expense arising from fewer hours worked and healthcare supplies costs during the period as we intentionally scaled back such costs for the reduced occupancy.

In addition to the foregoing factors, we recognized additional resident fee revenue and additional facility operating expense for this segment of approximately $3.0 million and $5.3 million respectively, during the year ended December 31, 2019 as a result of the application of the new lease accounting standard effective January 1, 2019. Same community resident fee revenue and facility operating expense for this segment excludes approximately $2.1 million and $3.6 million, respectively, of such additional revenue and expenses.

Operating Results - Health Care Services Segment

The following table summarizes the operating results and data for our Health Care Services segment for the years ended December 31, 2020 and 2019.

(in thousands, except census)	Years Ended December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Resident fees	$366,810	$447,260	$(80,450)	(18.0)%
Other operating income	$22,887	$—	$22,887	NM
Facility operating expense	$387,834	$422,273	$(34,439)	(8.2)%

Home health average daily census	13,196	15,447	(2,251)	(14.6)%
Hospice average daily census	1,658	1,580	78	4.9%

The decrease in the segment's resident fees was primarily attributable to a decrease in revenue for home health services, as our home health average daily census also began to decrease in March 2020 due to the COVID-19 pandemic, which resulted in lower occupancy in our communities and fewer elective medical procedures and hospital discharges. Additionally, the implementation of the PDGM resulted in a decrease in revenue for home health services. We estimate that the COVID-19 pandemic, including the related restrictions at our communities, resulted in $52.6 million of lost resident fee revenue for this segment for the year ended December 31, 2020.

The decrease in the segment's facility operating expense was primarily attributable to a decrease in labor costs for home health services as a result of the lower census and as we adjusted our home health services operational structure, to better align our facility operating expenses and business model in connection with PDGM. The decrease in the segment's facility operating expense was partially offset by $8.2 million of incremental direct costs to prepare for and respond to the COVID-19 pandemic and an increase in labor costs for hospice services arising from wage rate increases and the expansion of our hospice services throughout 2019.

As described above, we expect to sell 80% of our equity in our Health Care Services segment pursuant to the Purchase Agreement with HCA Healthcare, which transaction is expected to occur in the late first half or early second half of 2021. Upon closing, we expect that the results and financial position of our Health Care Services segment will be deconsolidated from our financial statements.

Operating Results - Management Services Segment

The following table summarizes the operating results and data for our Management Services segment for the years ended December 31, 2020 and 2019.

(in thousands, except communities and units)	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Management fees	$130,690	$57,108	$73,582	NM
Reimbursed costs incurred on behalf of managed communities	$401,189	$790,049	$(388,860)	(49.2)%
Costs incurred on behalf of managed communities	$401,189	$790,049	$(388,860)	(49.2)%

Number of communities (period end)	75	100	(25)	(25.0)%
Number of units (period end)	10,129	18,086	(7,957)	(44.0)%
Total average units	11,184	21,769	(10,585)	(48.6)%

The increase in management fees was primarily attributable to $105.0 million of management termination fees recognized for the year ended December 31, 2020, including the $100.0 million management termination fee payment received from Healthpeak during the three months ended March 31, 2020. We received an $8.6 million management termination fee payment during the three months ended December 31, 2020, of which $5.0 million of management fees were recognized for the three months ended December 31, 2020. As of December 31, 2020, we have completed the transition of management arrangements on 130 net communities since the beginning of the prior year, generally for interim management arrangements on former unconsolidated ventures in which we sold our interest and interim management arrangements on formerly leased or owned communities. During 2021, we expect terminations of a substantial portion of our management arrangements. Management fees of $130.7 million for the year ended December 31, 2020 include $104.1 million of management fees attributable to communities for which our management agreements were terminated during such period and approximately $18.0 million of management fees attributable to communities that we expect the terminations of our management agreements to occur (or have occurred) during 2021.

The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the years ended December 31, 2020 and 2019.

(in thousands)	Years Ended December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
General and administrative expense	$206,575	$219,289	$(12,714)	(5.8)%
Facility operating lease expense	224,033	269,666	(45,633)	(16.9)%
Depreciation and amortization	359,226	379,433	(20,207)	(5.3)%
Asset impairment	107,308	49,266	58,042	117.8%
Loss (gain) on facility lease termination and modification, net	(2,303)	3,388	(5,691)	NM
Interest income	4,799	9,859	(5,060)	(51.3)%
Interest expense	(208,779)	(248,341)	(39,562)	(15.9)%
Gain (loss) on debt modification and extinguishment, net	10,896	(5,247)	16,143	NM
Equity in earnings (loss) of unconsolidated ventures	(2,107)	(4,544)	(2,437)	(53.6)%
Gain (loss) on sale of assets, net	374,532	7,245	367,287	NM
Other non-operating income (loss)	5,648	14,765	(9,117)	(61.7)%
Benefit (provision) for income taxes	(5,352)	2,269	(7,621)	NM

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to a reduction in our travel costs due to the pandemic, a reduction in our corporate headcount, as we scaled our general and administrative costs in connection with community dispositions, and a reduction in our incentive compensation costs. The decrease was partially offset by a $3.4 million increase in transaction and organizational restructuring costs compared to the prior year, to $13.4 million for the year ended December 31, 2020. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily due to the Ventas lease portfolio restructuring during the current year and the acquisition of formerly leased communities and lease termination activity since the beginning of the prior year.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to leasehold improvements for certain leased communities becoming fully depreciated and disposition activity since the beginning of the prior year.

Asset Impairment. During the year ended December 31, 2020, we recorded $107.3 million of non-cash impairment charges, primarily for right-of-use assets for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic. During the prior year we recorded $49.3 million of non-cash impairment charges. See Note 5 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about the impairment charges.

Interest Expense. The decrease in interest expense was primarily due to interest expense on long-term debt, reflecting the impact of lower interest rates, and the acquisition of communities previously subject to financing leases since the beginning of the prior year.

Gain (Loss) on Debt Modification and Extinguishment, Net. The increase in gain on debt modification and extinguishment was primarily due to a $19.7 million gain on debt extinguishment recognized during the year ended December 31, 2020 for the extinguishment of financing lease obligations for the acquisition from Healthpeak of eight communities which were previously subject to sale-leaseback transactions in which we were deemed to have continuing involvement.

Gain (Loss) on Sale of Assets, Net. The increase in gain (loss) on sale of assets, net was primarily due to a $369.8 million gain on sale of assets recognized for the sale of our ownership interest in the CCRC Venture during the year ended December 31, 2020.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the years ended December 31, 2020 and 2019 was primarily due to the tax impact of the multi-part transaction with Healthpeak that occurred in the three months ended March 31, 2020. The transaction created both federal and state taxable income in the 2020 tax year, requiring the use of all of our federal capital loss carryforwards and a portion of our net operating loss carryforwards reducing the valuation allowance accordingly. This was slightly offset by an increase in state tax expense for the states in which we could not use, or did not have, net operating or capital losses to offset taxable income.

We recorded an aggregate deferred federal, state, and local tax expense of $22.1 million for the year ended December 31, 2020. The expense includes $93.1 million as a result of the gain on the sale of our ownership interest in the CCRC Venture, offset by a benefit of $115.2 million as a result of the operating losses (exclusive of the CCRC Venture sale) for the year ended December 31, 2020. The tax expense for the year ended December 31, 2020 is offset by a reduction in valuation allowance of $27.9 million. We recorded an aggregate deferred federal, state, and local tax benefit of $63.0 million as a result of the operating loss for the year ended December 31, 2019, offset by an increase in the valuation allowance of $60.4 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of December 31, 2020 and December 31, 2019 was $381.0 million and $408.9 million, respectively.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the year ended December 31, 2020 and 2019 which are included in provision for income tax for the period. Tax returns for years 2016 through 2019 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

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

Liquidity and Indebtedness

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows, and our Adjusted Free Cash Flow:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2020	2019	Amount	Percent
Net cash provided by (used in) operating activities	$205,649	$216,412	$(10,763)	(5.0)%
Net cash provided by (used in) investing activities	(425,111)	(225,539)	199,572	88.5%
Net cash provided by (used in) financing activities	382,913	(139,394)	522,307	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	163,451	(148,521)	311,972	NM
Cash, cash equivalents, and restricted cash at beginning of year	301,697	450,218	(148,521)	(33.0)%
Cash, cash equivalents, and restricted cash at end of year	$465,148	$301,697	$163,451	54.2%
Adjusted Free Cash Flow	$24,181	$(76,404)	$100,585	NM

The decrease in net cash provided by operating activities was attributable primarily to $125.5 million of incremental direct costs to prepare for and respond to the COVID-19 pandemic during the current year, decreases in same community revenue and revenue for home health services compared to the prior year, and the $119.2 million one-time cash lease payment made to Ventas in connection with our lease restructuring transaction effective July 26, 2020. These changes were partially offset by $115.7 million of government grants accepted, the $100.0 million management termination fee payment received from Healthpeak, $87.5 million of cash received under the Medicare accelerated and advance payment program, and $72.7 million of the employer portion of social security payroll taxes deferred during the current year.

The increase in net cash used in investing activities was primarily attributable to $472.2 million of cash paid for the acquisition of communities during the current year, a $192.0 million increase in purchases of marketable securities compared to the prior year, and a $28.7 million decrease in cash proceeds from notes receivable compared to the prior year. These changes were partially offset by a $238.6 million increase in net proceeds from the sale of assets, a $141.0 million increase in proceeds from sales and maturities of marketable securities, and a $118.2 million decrease in cash paid for capital expenditures compared to the prior year.

The change in net cash provided by (used in) financing activities was primarily attributable to a $641.1 million increase in debt proceeds compared to the prior year. This change was partially offset by a $110.9 million increase in repayment of debt and financing lease obligations compared to the prior year and a $12.3 million increase in cash paid during the current year for financing costs.

The increase in Adjusted Free Cash Flow was primarily attributable to a $96.2 million decrease in non-development capital expenditures, net compared to the prior year, partially offset by the decrease in net cash provided by operating activities.

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

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity. During 2020, we also received cash grants and advanced/accelerated Medicare payments under programs expanded or created under the CARES Act, and we have elected to utilize the CARES Act payroll tax deferral program, each as described above. As described above, we expect to sell 80% of our equity in our Health Care Services segment pursuant to the Purchase Agreement with HCA Healthcare, which transaction is expected to occur in the late first half or early second half of 2021, for expected net cash proceeds of approximately $300 million, subject to the timing of closing with respect to the adjustments set forth in the

Purchase Agreement described above. We are evaluating the use of the net proceeds from the pending Health Care Services transaction.

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
•recoupment of payments received under the Accelerated and Advance Payment Program;
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

We are highly leveraged and have significant debt and lease obligations. As of December 31, 2020, we had $3.9 billion of debt outstanding, at a weighted average interest rate of 3.6%. As of such date, 98.2%, or $3.8 billion, of our total debt obligations represented non-recourse property-level mortgage financings. As of December 31, 2020, $1.4 billion of our long-term debt is variable rate debt subject to interest rate cap agreements. The remaining $128.0 million of our long-term variable rate debt is not subject to any interest rate cap agreements. As of December 31, 2020, $80.7 million of letters of credit had been issued under our secured credit facility and separate secured and unsecured letter of credit facilities and no balance was drawn on our secured credit facility.

As of December 31, 2020, we had $1.5 billion of operating and financing lease obligations. For the year ending December 31, 2021, we will be required to make approximately $274.7 million of cash lease payments in connection with our existing operating and financing leases.

Total liquidity of $575.5 million as of December 31, 2020 included $380.4 million of unrestricted cash and cash equivalents (excluding restricted cash and lease security deposits of $87.9 million in the aggregate), $172.9 million of marketable securities, and $22.2 million of availability on our secured credit facility. Total liquidity as of December 31, 2020 increased $94.2 million from total liquidity of $481.3 million as of December 31, 2019. The increase was primarily attributable to temporary liquidity relief under the CARES Act, the transactions with Healthpeak completed in 2020, including the impact of the related financing transaction, and proceeds from mortgage debt financing, partially offset by the $119.2 million one-time cash lease payment made to Ventas in connection with our lease restructuring transaction effective July 26, 2020.

We continue to seek opportunities to enhance and preserve our liquidity, including through maintaining expense discipline and increasing occupancy, continuing to evaluate our financing structure and the state of debt markets, seeking further government-sponsored financial relief related to the COVID-19 pandemic, and completing the pending sale of 80% of our equity interest in our Health Care Services segment. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, that our efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief, or that the closing of the pending transaction will be completed in accordance with our expectations, or at all, or generate cash proceeds to us in the amount we anticipate.

We currently estimate that our cash flows from operations, including estimates for stabilizing and growing occupancy in 2021, together with cash balances on hand, cash equivalents, marketable securities, amounts available under our secured credit facility, and proceeds from anticipated dispositions of owned communities, and financings and refinancings of various assets, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming the economy and our industry do not further deteriorate substantially as a result of the continuing impacts of the pandemic.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors". Disruptions in the financial markets may have an adverse impact on our liquidity by making it more difficult for us to obtain financing or refinancing. Since the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance, decreases in their appraised values, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities’ maturing indebtedness. If we are unable to obtain refinancing proceeds sufficient to cover maturing indebtedness, our liquidity could be adversely impacted and we may seek alternative sources of financing, which may be less attractive or unavailable. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures, or to pursue any acquisition, investment, development, or potential lease restructuring opportunities that we identify, or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

Our capital expenditures are comprised of community-level, corporate, and development capital expenditures. Community-level capital expenditures include recurring expenditures (routine maintenance of communities over $1,500 per occurrence and for unit turnovers over $500 per unit) and community renovations, apartment upgrades, and other major building infrastructure projects. Corporate capital expenditures include those for information technology systems and equipment, the expansion of our support platform and healthcare services programs, and the remediation or replacement of assets as a result of casualty losses. Development capital expenditures include community expansions, major community redevelopment and repositioning projects, and the development of new communities.

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

The following table summarizes our capital expenditures for the year ended December 31, 2020 for our consolidated business:

(in millions)
Community-level capital expenditures, net (1)	$112.3
Corporate capital expenditures, net (2)	27.3
Non-development capital expenditures, net (3)	139.6
Development capital expenditures, net	13.7
Total capital expenditures, net	$153.3

(1)Reflects the amount invested, net of lessor reimbursements of $27.8 million.

(2)Includes $4.1 million of remediation costs at our communities resulting from hurricanes and other natural disasters and for the acquisition of emergency power generators at our impacted Florida communities.

(3)Amount is included in Adjusted Free Cash Flow.

In response to the COVID-19 pandemic, we delayed or canceled a number of elective capital expenditure projects. As a result, our full-year 2020 non-development capital expenditures, net of lessor reimbursements, and development capital expenditures reflect a $50.4 million and $16.3 million reduction to our pre-pandemic plans for 2020, respectively.

In the aggregate, we expect our full-year 2021 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $140 million. In addition, we expect our full-year 2021 development capital expenditures to be approximately $10 million, net of anticipated lessor reimbursements, and such projects include those for expansion, repositioning, redeveloping, and major renovation of selected existing senior living communities. We anticipate that our 2021 capital expenditures will be funded from cash on hand, cash equivalents, marketable securities, cash flows from operations, and reimbursements from lessors.

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

Credit Facilities

On August 31, 2020, we terminated our Fifth Amended and Restated Credit Agreement with Capital One, National Association, as administrative agent, lender, and swingline lender and the other lenders from time to time parties thereto (as amended, the "Credit Agreement"). The Credit Agreement had provided commitments for a $250 million revolving credit facility with a $60 million sublimit for letters of credit and a $50 million swingline feature. The credit facility was secured by first priority mortgages on certain of our communities, and availability varied from time to time based on borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and our consolidated fixed charge coverage ratio. The Credit Agreement was terminated in connection with our obtaining approximately $266.9 million of non-recourse mortgage financing on 16 communities on August 31, 2020, most of which had secured the Credit Agreement prior to its termination. At the closing, we repaid the $166.4 million outstanding principal amount under the Credit Agreement, together with accumulated interest, and without payment of any termination fee or penalty.

On December 11, 2020, we entered into a revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The agreement provides a commitment amount of $80 million which can be drawn in cash or as letters of credit. The agreement matures on January 15, 2024. Amounts drawn under the facility will bear interest at 30-day LIBOR plus an applicable margin which was 2.75% as of December 31, 2020. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of December 31, 2020. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon borrowing base calculations related to the appraised value and performance of the communities securing the credit facility.

As of December 31, 2020, no borrowings were outstanding on the revolving credit facility, $40.4 million of letters of credit were outstanding, and the revolving credit facility had $22.2 million of availability. We also had separate secured and unsecured letter of credit facilities providing for up to $51.6 million of letters of credit as of December 31, 2020 under which $40.3 million had been issued as of that date.

Long-Term Leases

As of December 31, 2020, we operated 301 communities under long-term leases (235 operating leases and 66 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. We typically guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or leased property revenue. We are responsible for all operating costs, including repairs, property taxes, and insurance. As of December 31, 2020, the weighted average remaining lease term of our operating and financing leases was 6.7 and 6.3 years, respectively. The lease terms generally provide for renewal or extension options from 5 to 20 years, and, in some instances, purchase options.

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions, and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and lease coverage ratios. In addition, our lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements and maintain insurance coverage. Certain leases contain cure provisions, which generally allow us to post an additional lease security deposit if the required covenant is not met.

In addition, certain of our master leases contain radius restrictions, which limit our ability to own, develop, or acquire new communities within a specified distance from certain existing communities covered by such agreements. These radius restrictions could negatively affect our ability to expand, develop, or acquire senior housing communities and operating companies.

For the year ended December 31, 2020, our cash lease payments for our financing leases and operating leases were $67.4 million and $379.6 million, respectively. For the year ending December 31, 2021, we will be required to make approximately $274.7 million of cash lease payments in connection with our existing financing and operating leases.

Debt and Lease Covenants

Certain of our debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities or increased by deferred gains from sale-leaseback transactions and deferred entrance fee revenue. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. In addition, our debt and lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements and maintain insurance coverage.

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

As of December 31, 2020, we are in compliance with the financial covenants of our debt agreements and long-term leases.

Derivative Instruments

In the normal course of business, we enter into interest rate agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of December 31, 2020, $1.4 billion of our debt is variable rate debt subject to interest rate cap agreements. The remaining $128.0 million of our long-term variable rate debt is not subject to any interest rate cap agreements.

Contractual Commitments

The following table presents a summary of our material indebtedness, including the related interest payments, lease, and other contractual commitments, as of December 31, 2020.

		Payments Due during the Year Ending December 31,
(in millions)	Total	2021	2022	2023	2024	2025	Thereafter

Contractual Obligations:
Principal on long-term debt(1)	$3,943.5	$73.7	$352.4	$234.4	$304.2	$293.0	$2,685.8
Interest on long-term debt(2)	885.0	143.3	133.3	121.7	116.4	104.4	265.9
Long-term debt	4,828.5	217.0	485.7	356.1	420.6	397.4	2,951.7
Financing lease obligations(3)	431.3	64.9	65.5	66.3	67.5	57.5	109.6
Operating lease obligations(4)	1,257.2	209.8	192.8	192.4	192.0	190.0	280.2
Total contractual obligations	$6,517.0	$491.7	$744.0	$614.8	$680.1	$644.9	$3,341.5

(1)Excludes debt discount and deferred financing costs of $27.5 million as of December 31, 2020.
(2)Represents contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the December 31, 2020 rate.
(3)Reflects future cash lease payments after giving effect to fixed payments (including in-substance fixed payments) and variable payments estimated utilizing the applicable index or rate as of December 31, 2020. The cash payments for financing lease obligations exclude $413.4 million of financing lease obligations recognized on our consolidated balance sheet for purchase option liabilities and for sale-leaseback transactions in which we have not transferred control of the underlying asset.
(4)Reflects future cash payments after giving effect to fixed payments (including in-substance fixed payments) and variable payments estimated utilizing the applicable index or rate as of December 31, 2020.

Our capital expenditure plans for 2021 include required minimum spend of approximately $18 million for capital expenditures under certain of our community leases. Additionally, we are required to spend an average of approximately $26 million per year for each of the following four years and approximately $17 million thereafter under the initial lease terms of such leases.

The foregoing amounts exclude outstanding letters of credit aggregating to $80.7 million as of December 31, 2020.

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

Increases in prevailing interest rates as a result of inflation or other factors will increase our payment obligations on our variable-rate obligations to the extent they are unhedged and may increase our future borrowing and hedging costs. Although we have interest rate cap agreements in place for a majority of our variable-rate debt, these agreements only limit our exposure to increases in interest rates above certain levels and generally must be renewed every two to three years. As of December 31, 2020, $128.0 million of our outstanding variable-rate indebtedness is not subject to interest rate cap agreements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

We own an interest in certain unconsolidated ventures as described under Note 11 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data." Except in limited circumstances, our risk of loss is limited to our investment in each venture. The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures.

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

Long-Lived Asset Impairment

As of December 31, 2020, our long-lived assets were comprised primarily of $5.1 billion and $0.8 billion of net property, plant and equipment and leasehold intangibles and operating lease right-of-use assets, respectively.

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

In estimating the recoverability of asset groups for purposes of our long-lived asset impairment testing, we utilize future cash flow projections that are generally developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at our cash flow projections, we consider our historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, estimated asset holding periods, and other factors. In estimating the future cash flows of asset groups for purposes of our long-lived asset impairment test, we make certain key assumptions. Those assumptions include future revenues, facility operating expenses, and cash flows, including sales proceeds that we would receive upon a sale of the assets using estimated capitalization rates in the case of communities. We corroborate the estimated capitalization rates we use in these calculations with capitalization rates observable from recent market transactions.

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

During 2020, we evaluated long-lived depreciable assets and lease right-of-use assets and determined that the carrying amount of these assets exceeded the undiscounted cash flows for certain of our communities. Estimated fair values were determined for these certain communities and we recorded asset impairment charges of $29.3 million for property, plant and equipment and leasehold intangibles and $76.3 million for operating lease right-of-use assets during the year ended in December 31, 2020. These impairment charges are primarily due to the COVID-19 pandemic and lower than expected operating performance at these communities and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value. During 2020, there was a wide range of possible outcomes as a result of the pandemic, as there was a high degree of uncertainty about its ultimate impacts. In arriving at our cash flow projections, we considered our estimates of the impacts of the pandemic. Management’s estimates of the impacts of the pandemic are highly dependent on variables that are difficult to predict, as further described in Note 3 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data". Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.

During 2019, we evaluated long-lived depreciable assets and lease right-of-use assets and determined that the undiscounted cash flows exceeded the carrying amount of these assets for all except a small number of communities. Estimated fair values were determined for these certain properties and we recorded asset impairment charges of $27.2 million for property, plant and equipment and leasehold intangibles and $10.2 million for operating lease right-of-use assets during the year ended in December 31, 2019. These impairment charges are primarily due to our decision to dispose of assets, either through sales or lease terminations, or lower than expected performance of the underlying communities and equal the amount by which the carrying amounts of the assets exceed their estimated fair value.

During 2018, we evaluated long-lived depreciable assets and determined in each year that the undiscounted cash flows exceeded the carrying amount of these assets for all except a small number of communities. Estimated fair values were determined for these certain properties and we recorded asset impairment charges of $78.0 million for 2018, for property, plant and equipment, and leasehold intangibles. These impairment charges are primarily due to our decision to dispose of assets, either through sales or lease terminations, or lower than expected performance of the underlying communities and equal the amount by which the carrying amount of the assets exceed the estimated fair value.

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

Goodwill Impairment

As of December 31, 2020, we had a goodwill balance of $154.1 million. Goodwill recorded in connection with business combinations is allocated to the respective reporting unit and included in our application of the provisions of ASC 350, Intangibles – Goodwill and Other.

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

In estimating the fair value of our reporting units for purposes of our quantitative goodwill impairment testing, we utilize the income approach, which includes future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at our cash flow projections, we consider our historic operating results, approved budgets and business plans, future demographic factors, expected revenue and expense growth rates, and other factors, including the COVID-19 pandemic. In using the income approach to estimate the fair value of reporting units for purposes of our goodwill impairment testing, we make certain key assumptions. Those assumptions include future revenues, facility operating expenses, and cash flows, including sales proceeds that we would receive upon a sale of the assets, using estimated capitalization rates in the case of communities. We corroborate the estimated capitalization rates we use in these calculations with capitalization rates observable from recent market transactions. Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

Goodwill allocated to our Independent Living and Health Care Services reporting units is $27.3 million and $126.8 million as of December 31, 2020, respectively. Our annual and interim goodwill impairment analyses did not result in any impairment charges during the year ended December 31, 2020. Based on the results of our goodwill impairment analysis, we estimated that the fair value of our Independent Living reporting unit exceeded its carrying amount by approximately 25% as of December 31, 2020.

Due to the COVID-19 pandemic, we performed an interim quantitative goodwill impairment analysis as of March 31, 2020, which included reduced estimates of projected future cash flows as a result of changes to significant assumptions using information known or knowable about the COVID-19 pandemic, including current industry and economic trends, changes in business plans, and changes in expected revenue and facility operating expense growth rates. Additionally, we considered the additional risk within the future cash flow estimates when selecting risk-adjusted discount rates. During 2020, there was a wide range of possible outcomes as a result of the COVID-19 pandemic, as there was a high degree of uncertainty about its ultimate impacts. Management’s estimates of the impacts of the pandemic are highly dependent on variables that are difficult to predict, as described above. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.

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

As of December 31, 2020, we accrued reserves of $127.9 million for general liability, professional liability, and workers compensation programs. During the years ended December 31, 2020, 2019, and 2018, we reduced our estimate of the amount of aggregate accrued liabilities for these programs based on recent claims experience, resulting in decreases to operating expenses by $4.2 million, $11.3 million, and $14.6 million, for the years ended December 31, 2020, 2019, and 2018 respectively.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Years Ended December 31,
(in thousands)	2020	2019
Net income (loss)	$81,945	$(268,492)
Provision (benefit) for income taxes	5,352	(2,269)
Equity in (earnings) loss of unconsolidated ventures	2,107	4,544
Loss (gain) on debt modification and extinguishment, net	(10,896)	5,247
Loss (gain) on sale of assets, net	(374,532)	(7,245)
Other non-operating (income) loss	(5,648)	(14,765)
Interest expense	208,779	248,341
Interest income	(4,799)	(9,859)
Income (loss) from operations	(97,692)	(44,498)
Depreciation and amortization	359,226	379,433
Asset impairment	107,308	49,266
Loss (gain) on facility lease termination and modification, net	(2,303)	3,388
Operating lease expense adjustment	(136,276)	(19,453)
Non-cash stock-based compensation expense	20,747	23,026
Transaction and organizational restructuring costs	13,377	10,007
Adjusted EBITDA(1)	$264,387	$401,169
(1)Adjusted EBITDA includes:
•$115.7 million benefit for the year ended December 31, 2020 of Provider Relief Funds and other government grants recognized in other operating income
•$119.2 million for the year ended December 31, 2020 for the one-time cash lease payment made to Ventas in connection with our lease restructuring transaction effective July 26, 2020
•$100.0 million benefit for the year ended December 31, 2020 for the management agreement termination fee payment received from Healthpeak
•$23.1 million of negative non-recurring net impact for the year ended December 31, 2019 from the application of the lease accounting standard effective January 1, 2019

Adjusted Free Cash Flow

Adjusted Free Cash Flow is a non-GAAP liquidity measure that we define as net cash provided by (used in) operating activities before: distributions from unconsolidated ventures from cumulative share of net earnings, changes in prepaid insurance premiums financed with notes payable, changes in operating lease liability for lease termination, cash paid/received for gain/loss on facility lease termination and modification, and lessor capital expenditure reimbursements under operating leases; plus: property insurance proceeds and proceeds from refundable entrance fees, net of refunds; less: non-development capital expenditures and payment of financing lease obligations. Non-development capital expenditures are comprised of corporate and community-level capital expenditures, including those related to maintenance, renovations, upgrades, and other major building infrastructure projects for our communities and is presented net of lessor reimbursements. Non-development capital expenditures do not include capital expenditures for: community expansions, major community redevelopment and repositioning projects, and the development of new communities.

We believe that presentation of Adjusted Free Cash Flow as a liquidity measure is useful to investors because (i) it is one of the metrics used by our management for budgeting and other planning purposes, to review our historic and prospective sources of operating liquidity, and to review our ability to service our outstanding indebtedness, pay dividends to stockholders, engage in share repurchases, and make capital expenditures, including development capital expenditures; and (ii) it provides an indicator to management to determine if adjustments to current spending decisions are needed.

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Years Ended December 31,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$205,649	$216,412
Net cash provided by (used in) investing activities	(425,111)	(225,539)
Net cash provided by (used in) financing activities	382,913	(139,394)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$163,451	$(148,521)

Net cash provided by (used in) operating activities	$205,649	$216,412
Distributions from unconsolidated ventures from cumulative share of net earnings	(766)	(3,472)
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(22,242)	(31,305)
Non-development capital expenditures, net	(139,592)	(235,797)
Payment of financing lease obligations	(18,868)	(22,242)
Adjusted Free Cash Flow	$24,181	$(76,404)

(1) Adjusted Free Cash Flow includes transaction and organizational restructuring costs of $13.4 million and $10.0 million for the years ended December 31, 2020 and 2019, respectively. Additionally, Adjusted Free Cash Flow for the year ended December 31, 2020 includes:
•$115.7 million benefit from Provider Relief Funds and other government grants accepted
•$119.2 million one-time cash lease payment made to Ventas in connection with our lease restructuring transaction effective July 26, 2020
•$100.0 million benefit from the management agreement termination fee payment received from Healthpeak
•$87.5 million benefit from accelerated/advanced Medicare payments received
•$72.7 million benefit from payroll taxes deferred

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of December 31, 2020, we had approximately $2.4 billion of long-term fixed rate debt and $1.5 billion of long-term variable rate debt. As of December 31, 2020, our total fixed-rate debt and variable-rate debt outstanding had a weighted average interest rate of 3.59%.

In the normal course of business, we enter into certain interest rate cap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of December 31, 2020, $2.4 billion, or 61.2%, of our long-term debt has fixed rates. As of December 31, 2020, $1.4 billion, or 35.5%, of our long-term debt is variable rate debt subject to interest rate cap agreements. The remaining $128.0 million, or 3.3%, of our long-term debt is variable rate debt not subject to any interest rate cap agreements. Our outstanding variable rate debt is indexed to LIBOR, and accordingly our annual interest expense related to variable rate debt is directly affected by movements in LIBOR. After consideration of hedging instruments currently in place, increases in LIBOR of 100, 200 and 500 basis points would have resulted in additional annual interest expense of $15.5 million, $31.0 million and $66.1 million, respectively. Certain of our variable debt instruments include springing provisions that obligate us to acquire additional interest rate caps in the event that LIBOR increases above certain levels, and the implementation of those provisions would result in additional mitigation of interest costs.

Item 8.    Financial Statements and Supplementary Data

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Brookdale Senior Living Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included in the Index at Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Evaluation of Goodwill for Impairment
Description of the Matter	As of December 31, 2020, the Company's consolidated balance sheet included goodwill of $154.1 million. As discussed in Notes 2 and 5 to the consolidated financial statements, goodwill is qualitatively, and when necessary quantitatively, tested for impairment at least annually during the fourth quarter at the reporting unit level.

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

Evaluation of Property, Plant and Equipment and Leasehold Intangibles, Net and Operating Lease Right-of-Use Assets for Impairment
Description of the Matter	As of December 31, 2020, the Company's consolidated balance sheet included property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets of $5.1 billion and $0.8 billion, respectively. As discussed in Notes 2 and 5 to the consolidated financial statements, property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets are routinely evaluated for indicators of impairment. For property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets with indicators of impairment, the Company compares the estimated undiscounted future cash flows of each long-lived asset group to its carrying amount. If the long-lived asset group's carrying amount exceeds its estimated undiscounted future cash flows, the fair value of the long-lived asset group is then estimated by management and compared to its carrying amount. An impairment charge is recognized on these long-lived assets when carrying amount exceeds fair value.

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
February 25, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Brookdale Senior Living Inc.

Opinion on Internal Control over Financial Reporting

We have audited Brookdale Senior Living Inc.'s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included in the Index at Item 15 and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 25, 2021

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$380,420	$240,227
Marketable securities	172,905	68,567
Restricted cash	28,059	26,856
Accounts receivable, net	109,221	133,613
Assets held for sale	16,061	42,671
Prepaid expenses and other current assets, net	66,937	84,241
Total current assets	773,603	596,175
Property, plant and equipment and leasehold intangibles, net	5,068,060	5,109,834
Operating lease right-of-use assets	788,138	1,159,738
Restricted cash	56,669	34,614
Investment in unconsolidated ventures	4,898	21,210
Goodwill	154,131	154,131
Other assets, net	56,259	118,731
Total assets	$6,901,758	$7,194,433
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$68,885	$339,413
Current portion of financing lease obligations	19,543	63,146
Current portion of operating lease obligations	146,226	193,587
Trade accounts payable	71,233	104,721
Accrued expenses	287,851	266,703
Refundable fees and deferred revenue	96,995	79,402
Total current liabilities	690,733	1,046,972
Long-term debt, less current portion	3,847,103	3,215,710
Financing lease obligations, less current portion	543,764	771,434
Operating lease obligations, less current portion	819,429	1,277,178
Deferred tax liability	9,557	15,397
Other liabilities	188,443	169,017
Total liabilities	6,099,029	6,495,708
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2020 and 2019; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at December 31, 2020 and 2019; 198,331,663 and 199,593,343 shares issued and 187,804,138 and 192,128,586 shares outstanding (including 4,349,421 and 7,252,459 unvested restricted shares), respectively	1,983	1,996
Additional paid-in-capital	4,212,409	4,172,099
Treasury stock, at cost; 10,527,525 and 7,464,757 shares at December 31, 2020 and 2019, respectively	(102,774)	(84,651)
Accumulated deficit	(3,311,184)	(3,393,088)
Total Brookdale Senior Living Inc. stockholders' equity	800,434	696,356
Noncontrolling interest	2,295	2,369
Total equity	802,729	698,725
Total liabilities and equity	$6,901,758	$7,194,433

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Revenue
Resident fees	$2,892,567	$3,209,931	$3,449,211
Management fees	130,690	57,108	71,986
Reimbursed costs incurred on behalf of managed communities	401,189	790,049	1,010,229
Other operating income	115,749	—	—
Total revenue and other operating income	3,540,195	4,057,088	4,531,426

Expense
Facility operating expense (excluding facility depreciation and amortization of $334,768, $349,215, and $407,427, respectively)	2,341,859	2,390,495	2,453,328
General and administrative expense (including non-cash stock-based compensation expense of $20,747, $23,026, and $26,067, respectively)	206,575	219,289	259,475
Facility operating lease expense	224,033	269,666	303,294
Depreciation and amortization	359,226	379,433	447,455
Asset impairment	107,308	49,266	489,893
Loss (gain) on facility lease termination and modification, net	(2,303)	3,388	162,001
Costs incurred on behalf of managed communities	401,189	790,049	1,010,229
Total operating expense	3,637,887	4,101,586	5,125,675
Income (loss) from operations	(97,692)	(44,498)	(594,249)

Interest income	4,799	9,859	9,846
Interest expense:
Debt	(153,817)	(177,718)	(188,505)
Financing lease obligations	(48,534)	(66,353)	(83,604)
Amortization of deferred financing costs and debt discount	(6,428)	(4,270)	(8,160)
Gain (loss) on debt modification and extinguishment, net	10,896	(5,247)	(11,677)
Equity in earnings (loss) of unconsolidated ventures	(2,107)	(4,544)	(8,804)
Gain (loss) on sale of assets, net	374,532	7,245	293,246
Other non-operating income (loss)	5,648	14,765	14,099
Income (loss) before income taxes	87,297	(270,761)	(577,808)
Benefit (provision) for income taxes	(5,352)	2,269	49,456
Net income (loss)	81,945	(268,492)	(528,352)
Net (income) loss attributable to noncontrolling interest	74	561	94
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$82,019	$(267,931)	$(528,258)

Net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders:
Basic	$0.45	$(1.44)	$(2.82)
Diluted	$0.44	$(1.44)	$(2.82)
Weighted average common shares outstanding:
Basic	183,498	185,907	187,468
Diluted	184,386	185,907	187,468
See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Total equity, balance at beginning of period	$698,725	$1,018,413	$1,530,291
Common stock:
Balance at beginning of period	$1,996	$1,968	$1,913
Issuance of common stock under Associate Stock Purchase Plan	2	2	1
Restricted stock, net	(9)	31	26
Shares withheld for employee taxes	(6)	(5)	(4)
Other, net	—	—	32
Balance at end of period	$1,983	$1,996	$1,968
Additional paid-in-capital:
Balance at beginning of period	$4,172,099	$4,151,147	$4,126,549
Compensation expense related to restricted stock grants	20,747	23,026	26,067
Issuance of common stock under Associate Stock Purchase Plan	638	1,160	1,468
Issuance of warrants	22,883	—	—
Restricted stock, net	9	(31)	(26)
Shares withheld for employee taxes	(4,037)	(3,308)	(3,057)
Other, net	70	105	146
Balance at end of period	$4,212,409	$4,172,099	$4,151,147
Treasury stock:
Balance at beginning of period	$(84,651)	$(64,940)	$(56,440)
Purchase of treasury stock	(18,123)	(19,711)	(8,500)
Balance at end of period	$(102,774)	$(84,651)	$(64,940)
Accumulated deficit:
Balance at beginning of period	$(3,393,088)	$(3,069,272)	$(2,541,294)
Cumulative effect of change in accounting principle (Note 2)	(115)	(55,885)	—
Net income (loss)	82,019	(267,931)	(528,258)
Other, net	—	—	280
Balance at end of period	$(3,311,184)	$(3,393,088)	$(3,069,272)
Noncontrolling interest:
Balance at beginning of period	$2,369	$(490)	$(437)
Net income (loss) attributable to noncontrolling interest	(74)	(561)	(94)
Noncontrolling interest contribution	—	6,566	41
Noncontrolling interest distribution	—	(3,146)	—
Balance at end of period	$2,295	$2,369	$(490)
Total equity, balance at end of period	$802,729	$698,725	$1,018,413
Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	192,129	192,356	191,276
Issuance of common stock under Associate Stock Purchase Plan	224	181	207
Restricted stock, net	(830)	3,073	2,593
Shares withheld for employee taxes	(656)	(476)	(439)
Purchase of treasury stock	(3,063)	(3,005)	(1,281)
Balance at end of period	187,804	192,129	192,356
See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$81,945	$(268,492)	$(528,352)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on debt modification and extinguishment, net	(10,896)	5,247	11,677
Depreciation and amortization, net	365,654	383,703	455,615
Asset impairment	107,308	49,266	489,893
Equity in (earnings) loss of unconsolidated ventures	2,107	4,544	8,804
Distributions from unconsolidated ventures from cumulative share of net earnings	766	3,472	2,896
Amortization of deferred gain	—	—	(4,358)
Amortization of entrance fees	(2,122)	(1,634)	(1,670)
Proceeds from deferred entrance fee revenue	734	3,544	3,218
Deferred income tax (benefit) provision	(5,840)	(2,654)	(52,367)
Operating lease expense adjustment	(136,276)	(19,453)	(17,218)
Loss (gain) on sale of assets, net	(374,532)	(7,245)	(293,246)
Loss (gain) on facility lease termination and modification, net	(2,303)	3,388	140,957
Non-cash stock-based compensation expense	20,747	23,026	26,067
Non-cash interest expense on financing lease obligations	—	—	10,894
Non-cash management contract termination gain	—	(969)	(8,724)
Other	(2,777)	(8,700)	(1,292)
Changes in operating assets and liabilities:
Accounts receivable, net	24,277	292	(4,964)
Prepaid expenses and other assets, net	24,707	55,873	26,762
Trade accounts payable and accrued expenses	27,294	(12,984)	(37,307)
Refundable fees and deferred revenue	62,614	(25,117)	(128)
Operating lease assets and liabilities for lessor capital expenditure reimbursements	22,242	31,305	10,400
Operating lease assets and liabilities for lease termination	—	—	(33,596)
Net cash provided by (used in) operating activities	205,649	216,412	203,961
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	3,569	(859)	1,163
Purchase of marketable securities	(378,269)	(186,224)	(14,823)
Sale and maturities of marketable securities	275,000	134,000	293,273
Capital expenditures, net of related payables	(185,871)	(304,092)	(225,473)
Acquisition of assets, net of related payables and cash received	(472,193)	(497)	(271,771)
Investment in unconsolidated ventures	(4,082)	(4,346)	(9,124)
Distributions received from unconsolidated ventures	—	9,635	12,850
Proceeds from sale of assets, net	331,316	92,735	499,807
Proceeds from notes receivable	5,419	34,109	1,580
Property insurance proceeds	—	—	1,292
Net cash provided by (used in) investing activities	(425,111)	(225,539)	288,774

Cash Flows from Financing Activities
Proceeds from debt	963,099	321,996	606,921
Repayment of debt and financing lease obligations	(538,859)	(427,923)	(896,744)
Proceeds from line of credit	166,381	—	200,000
Repayment of line of credit	(166,381)	—	(200,000)
Purchase of treasury stock, net of related payables	(18,123)	(23,955)	(4,256)
Payment of financing costs, net of related payables	(19,649)	(7,309)	(16,317)
Proceeds from refundable entrance fees, net of refunds	—	—	(422)
Payments for lease termination	—	—	(12,548)
Payments of employee taxes for withheld shares	(4,037)	(3,313)	(3,061)
Other	482	1,110	1,364
Net cash provided by (used in) financing activities	382,913	(139,394)	(325,063)
Net increase (decrease) in cash, cash equivalents, and restricted cash	163,451	(148,521)	167,672
Cash, cash equivalents, and restricted cash at beginning of period	301,697	450,218	282,546
Cash, cash equivalents, and restricted cash at end of period	$465,148	$301,697	$450,218

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

The Company evaluates its potential variable interest entity ("VIE") relationships under certain criteria as provided for in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation ("ASC 810"). ASC 810 broadly defines a VIE as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company performs this evaluation on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary, as determined by the Company's power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE.

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenue, other operating income, asset impairments, self-insurance reserves, performance-based compensation, the allowance for credit losses, depreciation and amortization, leasing transactions, income taxes, and other contingencies. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from the original estimates.

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

Government Grants

The Company recognizes income for government grants on a systematic and rational basis over the periods in which the Company recognizes the related expenses or loss of revenue for which the grants are intended to compensate when there is reasonable assurance that the Company will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received.

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

For sale‑leaseback transactions in which the Company has not transferred control of the underlying asset, the Company does not recognize an asset sale or derecognize the underlying asset until control is transferred. For such transactions, the Company recognizes the underlying assets within assets under financing leases as a component of property, plant and equipment and leasehold intangibles, net on the consolidated balance sheets and continues to depreciate the assets over their useful lives.

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

Certain of the Company's employee stock awards vest only upon the achievement of a market condition where the measurement period is three years and vesting of the awards is based on the Company's level of attainment of a specified total stockholder return relative to the percentage appreciation of a specified index of companies for the respective three-year measurement period. Compensation expense for awards with market conditions is recognized over the service period, which is generally four years, and the actual achievement of the market condition does not impact expense recognition. The Company uses a Monte Carlo valuation model to estimate the grant date fair value of such awards. Depending on the results achieved during the three-year measurement period, the number of shares that ultimately vest may range from 0% to 150% of the stock awards granted. The expected volatility of the Company's common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period and the estimated expected weighted average volatility was 42.5% and 45.2% for awards granted in 2020 and 2019, respectively. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year measurement period and the estimated weighted average risk free interest rate was 1.4% and 2.4% for awards granted in 2020 and 2019, respectively.

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

Accounts Receivable, Net

Accounts receivable are reported net of an allowance for credit losses to represent the Company's estimate of expected losses at the balance sheet date. The adequacy of the Company's allowance for credit losses is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, a review of specific accounts, as well as expected future economic conditions and market trends, and adjustments are made to the allowance as necessary.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") ASU 2016-13 replaces the current incurred loss impairment methodology for credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted this standard effective January 1, 2020 and recognized the cumulative effect of the adoption as an immaterial adjustment to beginning accumulated deficit as of January 1, 2020.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR"). The provisions of this standard are available for election through December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by this update.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company's consolidated financial position or results of operations.

3. COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted, and likely will continue to adversely impact the senior living industry and the Company's business. Due to the average age and prevalence of chronic medical conditions among the Company's residents and patients, they generally are at disproportionately higher risk of hospitalization and adverse outcomes if they contract COVID-19. The Company continues to serve and care for seniors at its communities and their homes through the pandemic.

Upon confirmation of positive COVID-19 exposure at a community, the Company takes actions intended to minimize further exposure, including associates’ adhering to personal protection protocols, isolating residents or finding placement in an alternate care setting to best address their care needs, and in some cases, restricting new resident admissions as directed by local health authorities. Seeking to prevent the introduction of COVID-19 into the Company's communities, and to help control further exposure to infections within communities, in March 2020 the Company began restricting visitors at all its communities to essential healthcare personnel and certain compassionate care situations, screening associates and permitted visitors, suspending group outings, modifying communal dining and programming to comply with social distancing guidelines and, in most cases, implementing in-room only dining and activities programming, requesting that residents refrain from leaving the community unless medically necessary, and requiring new residents and residents returning from a hospital or nursing home to isolate in their apartment for fourteen days. The Company began easing restrictions on a community-by-community basis in July 2020. These restrictions may continue for some time, and the Company may revert to more restrictive measures if the pandemic worsens, as necessary to comply with regulatory requirements, or at the direction of local health authorities.

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

Facility operating expense for the year ended December 31, 2020 includes $125.5 million of incremental direct costs to prepare for and respond to the pandemic, including costs for: acquisition of additional personal protective equipment ("PPE"), medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers compensation, and health plan expense; increased expense for general liability claims; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. The Company is not able to reasonably predict the total amount of costs it will incur related to the pandemic, and such costs may continue to be substantial. The Company also recorded non-cash impairment charges in its operating results of $105.6 million for the year ended December 31, 2020 for its operating lease right-of-use assets and property, plant and equipment and leasehold intangibles, primarily due to the COVID-19 pandemic and lower than expected operating performance at communities with impaired assets.

The Company has taken, and continues to take, actions to enhance and preserve its liquidity in response to the pandemic. During the year ended December 31, 2020, the Company completed its financing plans in the regular course of business, including refinancing substantially all of its 2020 and 2021 maturities. In addition, on August 31, 2020, the Company terminated its $250 million revolving credit facility and obtained $266.9 million of non-recourse mortgage financing on 16 communities, most of which had secured the credit facility prior to its termination. See Note 9 for further information regarding the Company's financings. During the year ended December 31, 2020, the Company accepted $109.8 million of cash for grants under the Public Health and Social Services Emergency Fund ("Provider Relief Fund") and $87.5 million of accelerated/advanced Medicare payments, and it deferred $72.7 million of the employer portion of social security payroll taxes. These programs were created or expanded under the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), as described below. The Company also delayed or canceled a number of elective capital expenditure projects and suspended repurchases under its existing share repurchase program. On July 26, 2020, the Company restructured its 120 community triple-net master lease with Ventas, Inc. ("Ventas") in a multipart transaction. The components included, among other things, reducing the Company's initial annual minimum rent to $100 million, representing a reduction of approximately $86 million over the twelve months ending June 30, 2021, and removal of the prior requirements that the Company satisfy financial covenants and maintain a security deposit with Ventas. The Company paid a $119.2 million one-time cash lease payment to Ventas in connection with the Company's lease restructuring transaction effective July 26, 2020. See Note 4 for more information about the Ventas lease restructuring.

As of December 31, 2020, the Company's total liquidity was $575.5 million, consisting of $380.4 million of unrestricted cash and cash equivalents, $172.9 million of marketable securities, and $22.2 million of availability on its secured credit facility. The Company continues to seek opportunities to enhance and preserve its liquidity, including through maintaining expense discipline, continuing to evaluate its financing structure and the state of debt markets, and seeking further government-sponsored financial relief related to the COVID-19 pandemic. There is no assurance that debt financing will continue to be available on terms consistent with the Company's expectations or at all, or that the Company's efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief.

The CARES Act, signed into law on March 27, 2020, and Paycheck Protection Program and Health Care Enhancement Act, signed into law on April 24, 2020, provide liquidity and financial relief to certain businesses, among other things. The impacts to the Company of certain provisions of the CARES Act are summarized below.

•During the year ended December 31, 2020, the Company accepted $109.8 million of cash for grants from the Provider Relief Fund, under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The accepted grants were made available pursuant to the following distributions from the Provider Relief Fund:

•$101.7 million pursuant to General Distributions, with the aggregate amount ultimately determined based on a percentage of the Company's year-over-year changes in patient care revenue and certain operating and other expenses for the first and second quarters of 2020.

•$4.6 million pursuant to the Skilled Nursing Facility Targeted Distribution, which generally related to the Company's certified skilled nursing facilities.

•$3.5 million pursuant to the Nursing Home Infection Control Distribution, including incentive payments, which related to the Company's skilled nursing care provided through its CCRCs.

Grants received from the Provider Relief Fund are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for healthcare related expenses or lost revenues that are attributable to COVID-19 and have not been reimbursed from other sources or that other sources are not obligated to reimburse. The permissible uses of grants from the Nursing Home Infection Control Distribution are further limited to certain infection control expenses. The program requires the Company to report to the U.S. Department of Health and Human Services ("HHS") on its use of the grants, and its reporting is subject to audit.

During the year ended December 31, 2020, the Company recognized $109.8 million of the grants as other operating income based upon its estimates of its satisfaction of the conditions of the grants during such period and the cash received for grants has been presented within net cash provided by operating activities within the Company's consolidated statement of cash flows.

•During the year ended December 31, 2020, the Company received $87.5 million under the Accelerated and Advance Payment Program administered by CMS, which was temporarily expanded by the CARES Act. Approximately $75.2 million related to the Company's Health Care Services segment and the remainder related to the Company's CCRCs segment. Under the program, the Company requested acceleration/advancement of 100% of its Medicare payment amount for a three-month period. The Continuing Appropriations Act, 2021 and Other Extensions Act, enacted on October 1, 2020, amended the repayment terms for accelerated/advanced payments. As amended, recoupment of accelerated/advanced payments will begin one year after payments were issued. Payments will be recouped at a rate of 25% of Medicare payments for the first eleven months following the anniversary of issuance and at a rate of 50% of Medicare payments for the next six months. Any outstanding balance of accelerated/advanced payments will be due following such recoupment period. As of December 31, 2020, $44.6 million was included in refundable fees and deferred revenue and $42.9 million was included in other liabilities within the Company's consolidated balance sheets. The $87.5 million received has been presented within net cash provided by operating activities within the Company's consolidated statement of cash flows.

•Under the CARES Act, the Company has elected to defer payment of the employer portion of social security payroll taxes incurred from March 27, 2020 through December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. As of December 31, 2020, the Company has deferred payment of $72.7 million under the program and has presented $36.3 million of this amount in accrued expenses and the remainder in other liabilities within the Company's consolidated balance sheets.

•The CARES Act temporarily suspended the 2% Medicare sequestration for the period May 1, 2020 to December 31, 2020, which primarily benefited the Company's Health Care Services segment. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, extended the sequestration suspension through March 31, 2021.

In addition to the grants described above, the Company has received and recognized $5.9 million of other operating income from grants from other government sources.

The Company cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on its business, results of operations, cash flow, and liquidity, and its response efforts may continue to delay or negatively impact its strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in its markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including its ability to qualify for and satisfy the terms and conditions of financial relief; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and the Company's ability to adapt its sales and marketing efforts to meet that demand; the impact of COVID-19 on its residents’ and their families’ ability to afford its resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of its residents; the disproportionate impact of COVID-19 on seniors generally and those residing in its communities; the duration and costs of its response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, and other expenses; the impact of COVID-19 on its ability to complete financings, refinancings, or other transactions (including dispositions) or to generate sufficient cash flow to cover required interest and lease payments and to satisfy financial and other covenants in its debt and lease documents; increased regulatory requirements, including unfunded, mandatory testing; increased enforcement actions resulting from COVID-19; government action that may limit its collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or its response efforts.

4.       Acquisitions, Dispositions, and Other Significant Transactions

During 2018 through 2020, the Company acquired 33 communities that the Company formerly leased or managed, disposed of an aggregate of 43 owned communities (including the conveyance of five communities to Ventas), and sold substantially all of its ownership interests in unconsolidated ventures. The Company also entered into transactions with Ventas, announced on July 27, 2020, Healthpeak Properties, Inc. ("Healthpeak") announced on October 1, 2019, and Welltower Inc. ("Welltower") announced during 2018, which together restructured a significant portion of the Company's triple-net lease obligations with the Company's largest lessors. As a result of such transactions, as well as other lease expirations and terminations, the Company's triple-net lease obligations on 104 communities were terminated from 2018 to 2020 (89 in 2018, ten in 2019, and five in 2020). As of December 31, 2020, the Company owned 350 communities, leased 301 communities, and managed 75 communities.

The following table sets forth the amounts included within the Company's consolidated financial statements for the 147 communities that it disposed through sales, conveyances, and lease terminations for the years ended December 31, 2020, 2019, and 2018 through the respective disposition dates:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Resident fees
Independent Living	$—	$—	$81,279
Assisted Living and Memory Care	14,080	50,775	284,627
CCRCs	20,495	64,791	84,186
Senior housing resident fees	$34,575	$115,566	$450,092
Facility operating expense
Independent Living	$—	$—	$48,161
Assisted Living and Memory Care	13,008	43,880	211,546
CCRCs	19,997	58,813	74,898
Senior housing facility operating expense	$33,005	$102,693	$334,605
Cash lease payments	$4,696	$9,011	$91,169

As of December 31, 2020, three communities were classified as held for sale, resulting in $16.1 million being recorded as assets held for sale within the consolidated balance sheet. Two of such communities are in the Assisted Living and Memory Care segment and one is in the CCRCs segment. The closings of the various pending and expected transactions are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Completed Dispositions of Owned Communities

In addition to the conveyance of five communities to Ventas, during the year ended December 31, 2020, the Company completed the sale of two owned communities for cash proceeds of $38.1 million, net of transaction costs, and recognized a net gain on sale of assets of $2.7 million.

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

2020 Ventas Lease Restructuring

On July 26, 2020 (the "Effective Date"), the Company entered into definitive agreements with Ventas in connection with the restructuring of the Company’s lease arrangements with Ventas, including a Master Transaction Letter Agreement (the "Master Agreement"). Pursuant to the Master Agreement:

~~•~~On the Effective Date the parties entered into the Amended and Restated Master Lease and Security Agreement (the "Master Lease") and Amended and Restated Guaranty (the "Guaranty"), which amended and restated the prior Master Lease and Security Agreement and prior Guaranty, each dated as of April 26, 2018 and as amended from time to time. Pursuant to the Master Lease, the Company continues to lease 120 communities for an aggregate initial annual minimum rent of approximately $100 million, which reflects a reduction of approximately $83 million of annual minimum rent in effect prior to the transaction. Effective on January 1 of each lease year, beginning January 1, 2022, the annual minimum rent will be subject to a 3% escalator. The initial term of the Master Lease ends December 31, 2025, with two 10-year extension options available to the Company. The annual minimum rent for the initial lease year of any such renewal term will be the greater of the fair market rental of the communities or the increased annual minimum rent for such lease year applying the foregoing 3% escalator. The Master Lease removed the prior provision that would have automatically extended the initial term in the event of the consummation of a change of control transaction by the Company. The Master Lease requires the Company to spend (or escrow with Ventas) a minimum of $1,500 per unit on a community-level basis and $3,600 per unit on an aggregate basis of all communities, in each case per 24-month period ending December 31 during the lease term, commencing with the 24-month period ending December 31, 2021. In addition, Ventas has agreed to fund costs associated with certain pre-approved capital expenditure projects in the aggregate amount of up to $37.8 million. Upon disbursement of such expenditures, the annual minimum rent under the Master Lease will increase by the amount of the disbursement multiplied by 50% of the sum of the then current 10-year treasury note rate and 4.5%. The transaction agreements with Ventas further provide that the Master Lease and certain other agreements between the parties will be cross-defaulted.

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
•On the Effective Date, the Company conveyed five owned communities to Ventas in full release and satisfaction of $78.4 million principal amount of indebtedness secured by the communities. Upon closing, the parties entered into new terminable, market rate management agreements pursuant to which the Company manages the communities. The Company also paid to Ventas $115.0 million in cash, released all security deposits to Ventas under the former guaranty (which included the release of a $42.4 million deposit held by Ventas and the payment of $4.2 million in cash as settlement of the amount of letters of credit), and issued a $45.0 million unsecured interest-only promissory note to Ventas. The initial interest rate of the promissory note is 9.0% per annum and will increase by 0.50% on each anniversary of the date of issuance. The Company may prepay the outstanding principal amount in whole or in part at any time without premium or penalty. The promissory note matures on the earlier of December 31, 2025 or the occurrence of a change of control transaction (as defined in the Guaranty).

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

As a result of the modification of the community leases with Ventas, the Company reduced the carrying amount of lease obligations and assets under leases by $370.0 million and $159.5 million, respectively, in the three months ended September 30, 2020. As the Company's community leases do not contain an implicit rate, the Company utilized its incremental borrowing rate based on information available on the Effective Date to determine the present value of remaining lease payments for the community leases with Ventas. Additionally, the results and financial position of the five communities conveyed to Ventas were deconsolidated from the Company's financial statements prospectively as of the Effective Date. As of the Effective Date, the Warrant was recognized as a component of stockholders’ equity at its estimated fair value of $22.9 million. The Company’s net cash provided by operating activities for the year ended December 31, 2020 includes the $119.2 million one-time cash lease payment made to Ventas in connection with its lease restructuring transaction effective July 26, 2020. See Note 19 for more information regarding the adjustments to the Company’s consolidated balance sheet as a result of this transaction.

2019 Healthpeak CCRC Venture and Master Lease Transactions

On October 1, 2019, the Company entered into definitive agreements, including a Master Transactions and Cooperation Agreement (the "MTCA") and an Equity Interest Purchase Agreement (the "Purchase Agreement"), providing for a multi-part transaction with Healthpeak. The parties subsequently amended the agreements to include one additional entry fee CCRC community as part of the sale of the Company's interest in its unconsolidated entry fee CCRC venture with Healthpeak (the "CCRC Venture") (rather than removing the community from the CCRC Venture for joint marketing and sale). The components of the multi-part transaction include:

•CCRC Venture Transaction. Pursuant to the Purchase Agreement, on January 31, 2020, Healthpeak acquired the Company's 51% ownership interest in the CCRC Venture, which held 14 entry fee CCRCs, for a total purchase price of $289.2 million, net of a $5.9 million post-closing net working capital adjustment paid to Healthpeak during the three months ended June 30, 2020 (representing an aggregate valuation of $1.06 billion less portfolio debt, subject to a net working capital adjustment). The $289.2 million of cash received from Healthpeak is presented within net cash used in investing activities for the year ended December 31, 2020. The Company recognized a $369.8 million gain on sale of assets for the year ended December 31, 2020, and the Company derecognized the net equity method liability for the sale of the ownership interest in the CCRC Venture. At the closing, the parties terminated the Company's existing management agreements with the 14 entry fee CCRCs, Healthpeak paid the Company a $100.0 million management agreement termination fee, and the Company transitioned operations of the entry fee CCRCs to a new operator. The Company recognized $100.0 million of management fee revenue for the three months ended March 31, 2020 for the management termination fee. Prior to the January 31, 2020 closing, the parties moved the remaining two entry fee CCRCs into a new unconsolidated venture on substantially the same terms as the CCRC Venture to accommodate the sale of such two communities. Subsequent to these transactions, the Company will have exited substantially all of its entry fee CCRC operations.

•Master Lease Transactions. Pursuant to the MTCA, on January 31, 2020, the parties amended and restated the existing master lease pursuant to which the Company continued to lease 25 communities from Healthpeak, and the Company acquired 18 formerly leased communities from Healthpeak, at which time the 18 communities were removed from the master lease. At the closing, the Company paid $405.5 million to acquire such communities and to reduce its annual rent under the amended and restated master lease. The $405.5 million of cash paid to Healthpeak and $1.7 million of direct acquisition costs are presented within net cash used in investing activities for the year ended December 31, 2020. The Company funded the community acquisitions with $192.6 million of non-recourse mortgage financing and the proceeds from the multi-part transaction. In addition, Healthpeak agreed to terminate the lease for one leased community and the Company's triple-net lease obligation with respect to such community was terminated during December 2020. As a result of the lease termination, the Company recognized a $2.3 million gain on lease termination during the year ended December 31, 2020 for the amount by which the lease obligations exceeded the net carrying amount of the Company's assets under the operating lease as of the lease termination date. With respect to the continuing 24 communities, the Company's amended and restated master lease: (i) has an initial term to expire on December 31, 2027, subject to two extension options at the Company's election for ten years each, which must be exercised with respect to the entire pool of leased communities; (ii) the initial annual base rent for the 24 communities is $41.7 million and is subject to an escalator of 2.4% per annum on April 1st of each year; and (iii) Healthpeak has agreed to make available up to $35.0 million for capital expenditures for a five-year period related to the 24 communities at an initial lease rate of 7.0%. As a result of the community acquisition transaction, the Company recognized a $19.7 million gain on debt extinguishment during the year ended December 31, 2020 and derecognized the $105.1 million carrying amount of financing lease obligations for eight communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement. During March 2020, the Company obtained $30.0 million of additional non-recourse mortgage financing on the acquired communities.

2018 Welltower Lease and RIDEA Venture Restructuring

On June 27, 2018, the Company announced that it had entered into definitive agreements with Welltower. The components of the agreements include:

•Lease Terminations. The Company and Welltower agreed to an early termination of the Company's triple-net lease obligations on 37 communities effective June 30, 2018. The communities were part of two lease portfolios due to mature in 2020 (10 communities) and 2028 (27 communities). The Company paid Welltower an aggregate lease termination fee of $58.0 million. The Company agreed to manage the foregoing 37 communities on an interim basis until the communities have been transitioned to new managers, and such communities are reported in the Management Services segment during such interim period. The Company recognized a $22.6 million loss on lease termination during the year ended December 31, 2018 for the amount by which the aggregate lease termination fee exceeded the net carrying amount of the Company's assets and liabilities under operating and financing leases as of the lease termination date.

•Future Lease Terminations. The parties separately agreed to allow the Company to terminate leases with respect to, and to remove from the remaining Welltower leased portfolio, a number of communities with annual aggregate base rent up to $5.0 million upon Welltower's sale of such communities, and the Company would receive a corresponding 6.25% rent credit on Welltower's disposition proceeds. As of December 31, 2020, no leases have been terminated in accordance with the agreement.

•RIDEA Restructuring. The Company sold its 20% equity interest in its existing Welltower RIDEA venture to Welltower, effective June 30, 2018 for net proceeds of $33.5 million (for which the Company recognized a $14.7 million gain on sale). The Company agreed to continue to manage the communities in the venture on an interim basis until the communities were transitioned to new managers, and such communities were reported in the Management Services segment during such interim period.

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

2018 Ventas Lease Portfolio Restructuring

On April 26, 2018, the Company entered into several agreements to restructure a portfolio of 128 communities it leased from Ventas as of such date, including a Master Lease and Security Agreement (the "Former Ventas Master Lease"), which was subsequently amended and restated on July 26, 2020 as described above. The Former Ventas Master Lease amended and restated prior leases comprising an aggregate portfolio of 107 communities into the Former Ventas Master Lease, and the Company and Ventas agreed to observe, perform, and enforce separate leases for 21 additional communities as if they had been combined into the Former Ventas Master Lease effective April 26, 2018, to the extent not in conflict with any mortgage debt underlying such communities. The transaction agreements with Ventas further provided that the Former Ventas Master Lease and certain other agreements between the Company and Ventas were subject to cross-default provisions.

The Former Ventas Master Lease had an initial term ending December 31, 2025 and provided the Company with two 10-year extension options. The transaction agreements provided that if the Company had consummated a change of control transaction on or before December 31, 2025, the initial term of the Former Ventas Master Lease would be extended automatically through December 31, 2029. The Former Ventas Master Lease and separate lease agreements with Ventas, which were guaranteed at the parent level by the Company, provided for total rent in 2018 of $175.0 million for the 128 communities, including the pro-rata portion of an $8.0 million annual rent credit for 2018. The Company received an annual rent credit of $8.0 million in 2019 and an annual rent credit of $7.0 million in 2020 prior to giving effect to the reduction from the agreements on July 26, 2020 as described above. The annual minimum rent was subject to an escalator equal to the lesser of 2.25% or four times the Consumer Price Index ("CPI") increase for the prior year (or zero if there was a CPI decrease).

The Former Ventas Master Lease required the Company to spend (or escrow with Ventas) a minimum of $2,000 per unit per 24-month period commencing with the 24-month period ended December 31, 2019 and thereafter each 24-month period ending December 31 during the lease term, subject to annual increases commensurate with the escalator beginning with the second lease year of the first extension term (if any), and provided that if the Company had consummated a change of control transaction, it would have been required within 36 months to invest (or escrow with Ventas) an aggregate of $30.0 million in the communities for revenue-enhancing capital projects.

Under the definitive agreements with Ventas, the Company, at the parent level, was required to satisfy certain financial covenants (including tangible net worth and leverage ratios) and may have consummated a change of control transaction without the need for consent of Ventas so long as certain objective conditions were satisfied, including the post-transaction guarantor's satisfying certain enhanced minimum tangible net worth and maximum leverage ratio, having minimum levels of operational experience and reputation in the senior living industry, and paying a change of control fee of $25.0 million to Ventas.

Pursuant to the Former Ventas Master Lease, the Company exercised its right to direct Ventas to use its commercially reasonable, diligent efforts to market for sale certain communities. During 2019, seven communities were sold by Ventas and removed from the Former Ventas Master Lease, and the annual minimum rent was prospectively reduced by $1.7 million. During 2020, one community was sold by Ventas and removed from the Former Ventas Master Lease, and the annual minimum rent was prospectively reduced by $0.1 million.

The Company estimated the fair value of each of the elements of the restructuring transactions. The fair value of the future lease payments was based upon historical and forecasted community cash flows and market data, including a management fee rate of 5% of revenue and a market supported lease coverage ratio (Level 3 inputs). The Company recognized a $125.7 million non-cash loss on lease modification during the year ended December 31, 2018, primarily for the extensions of the triple-net lease obligations for communities with lease terms that are unfavorable to the Company given market conditions on the amendment date in exchange for modifications to the change of control provisions and financial covenant provisions of the community leases.

2017 Healthpeak Multi-Part Transaction

On November 2, 2017, the Company announced that it had entered into a definitive agreement for a multi-part transaction with Healthpeak. As part of such transaction, the Company entered into an Amended and Restated Master Lease and Security Agreement ("Former Healthpeak Master Lease") with Healthpeak effective as of November 1, 2017. The components of the multi-part transaction include:

•Master Lease Transactions. The Company and Healthpeak amended and restated triple-net leases covering substantially all of the communities the Company leased from Healthpeak as of November 1, 2017 into the Former Healthpeak Master Lease. During the year ended December 31, 2018, the Company acquired two communities formerly leased for an aggregate purchase price of $35.4 million and leases with respect to 33 communities were terminated, and such communities were removed from the Former Healthpeak Master Lease, which completed the terminations of leases as provided in the Former Healthpeak Master Lease. The Company agreed to manage communities for which leases were terminated on an interim basis until the communities were transitioned to new managers, and such communities are reported in the Management Services segment during such interim period. As of December 31, 2019, the Company continued to lease 43 communities pursuant to the terms of the Former Healthpeak Master Lease, which had the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1, 2018, the Company received a $2.5 million annual rent reduction for two communities. The Former Healthpeak Master Lease also provides that the Company may engage in certain change in control and other transactions without the need to obtain Healthpeak's consent, subject to the satisfaction of certain conditions.

•RIDEA Ventures Restructuring. Pursuant to the multi-part transaction agreement, Healthpeak acquired the Company's 10% ownership interest in one of the Company's RIDEA ventures with Healthpeak in December 2017 for $32.1 million (for which the Company recognized a $7.2 million gain on sale) and the Company's 10% ownership interest in the remaining RIDEA venture with Healthpeak in March 2018 for $62.3 million (for which the Company recognized a $41.7 million gain on sale). The Company provided management services to 59 communities on behalf of the two RIDEA ventures as of November 1, 2017. Pursuant to the multi-part transaction agreement, the Company acquired one community for an aggregate purchase price of $32.1 million in January 2018 and three communities for an aggregate purchase price of $207.4 million in April 2018 and retained management of 18 of such communities. The amended and restated management agreements for such 18 communities have a term set to expire in 2030, subject to certain early termination rights. In addition, Healthpeak was entitled to sell or transition operations and/or management of 37 of such communities. Management agreements for all 37 such communities were terminated by Healthpeak since November of 2017 (for which the Company recognized a $9.7 million non-cash management contract termination gain).

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

Marketable Securities

As of December 31, 2020, marketable securities of $172.9 million are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

Interest Rate Derivatives

The Company's derivative assets include interest rate caps that effectively manage the risk above certain interest rates for a portion of the Company's variable rate debt. The derivative positions are valued using models developed internally by the respective counterparty that use as their basis readily available observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy. The Company considers the credit risk of its counterparties when evaluating the fair value of its derivatives. The following table summarizes the Company's interest rate cap instruments as of December 31, 2020:

(in thousands)
Current notional balance	$1,537,559
Weighted average fixed cap rate	4.53%
Earliest maturity date	2021
Latest maturity date	2023
Estimated asset fair value (included in other assets, net at December 31, 2020)	$22
Estimated asset fair value (included in other assets, net at December 31, 2019)	$6

Debt

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding long-term debt with a carrying amount of approximately $3.9 billion and $3.6 billion as of December 31, 2020 and 2019, respectively. Fair value of the long-term debt approximates carrying amount in all periods presented. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

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

Asset Impairment Expense

The following is a summary of asset impairment expense.

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Goodwill	$—	$—	$351.7
Property, plant and equipment and leasehold intangibles, net	29.3	27.2	78.0
Operating lease right-of-use assets	76.3	10.2	—
Investment in unconsolidated ventures	1.5	—	33.4
Assets held for sale	0.2	1.3	15.6
Other assets, net	—	10.6	11.2
Asset impairment	$107.3	$49.3	$489.9

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

In estimating the recoverability of asset groups for purposes of the Company’s long-lived asset impairment testing during the year ended December 31, 2020, the Company utilized future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at the cash flow projections, the Company considers its estimates of the impacts of the pandemic, historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, estimated asset holding periods, and other factors.

As of December 31, 2020 there was a wide range of possible outcomes as a result of the pandemic, as there was a high degree of uncertainty about its ultimate impact. Management’s estimates of the impact of the pandemic are highly dependent on variables that are difficult to predict, as further described in Note 3. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.

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

During 2020, the Company identified indicators of impairment of goodwill, including the COVID-19 pandemic and a significant decline in the Company's stock price and market capitalization for a sustained period. Refer to Note 3 for additional information on the COVID-19 pandemic. As a result, the Company performed an interim quantitative goodwill impairment test as of March 31, 2020. The Company’s quantitative goodwill impairment test as of March 31, 2020 included reduced estimates of projected future cash flows as a result of changes to significant assumptions using information known or knowable about the COVID-19 pandemic, including current industry and economic trends, changes in business plans, and changes in expected revenue and facility operating expense growth rates. Additionally, the Company considered the additional risk within the future cash flow estimates when selecting risk-adjusted discount rates. As of December 31, 2020, the Company also considered that the estimated Health Care Services reporting unit fair value, based upon the transaction price for the Health Care Services segment as described in Note 21, exceeds its carrying amount.

The Company concluded that the remaining goodwill for all reporting units was not impaired as of October 1, 2020 and 2019 (the Company's annual measurement date) and as of December 31, 2020 and 2019. Goodwill allocated to the Company's Independent Living and Health Care Services reporting units is approximately $27.3 million and $126.8 million, respectively, as of December 31, 2020 and 2019.

Determining the fair value of the Company's reporting units involves the use of significant estimates and assumptions that are unpredictable and inherently uncertain. These estimates and assumptions include revenue and expense growth rates and operating margins used to calculate projected future cash flows and risk-adjusted discount rates. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments. Future events that may result in impairment charges include differences in the projected occupancy rates or monthly service fee rates, changes in the cost structure of existing communities, changes in reimbursement rates from Medicare for healthcare services, and changes in healthcare reform. Significant adverse changes in the Company's future revenues and/or operating margins, significant changes in the market for healthcare services, senior housing or the valuation of the real estate of senior living communities, as well as other events and circumstances, including, but not limited to, increased competition, changes in reimbursement rates from Medicare for healthcare services, and changing economic or market conditions, including market control premiums, could result in changes in fair value and the determination that additional goodwill is impaired.

Property, Plant and Equipment and Leasehold Intangibles, Net

During the years ended December 31, 2020, 2019, and 2018, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified properties and recorded an impairment charge for the excess of carrying amount over fair value. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $29.3 million, $27.2 million, and $78.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. The fair values of the assets of these communities were primarily determined utilizing a discounted cash flow approach or direct capitalization method considering stabilized facility operating income and market capitalization rates. These fair value measurements are considered Level 3 measurements within the valuation hierarchy. The range of capitalization rates utilized was 6.5% to 9.0%, depending upon the property type, geographical location, and the quality of the respective community. The Company corroborated the estimated fair values with a sales comparison approach with information observable from recent market transactions. These impairment charges are primarily due to the COVID-19 pandemic, lower than expected operating performance at these properties, or the Company's decision to dispose of assets and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

Operating Lease Right-of-Use Assets

During the years ended December 31, 2020 and 2019, the Company evaluated operating lease right-of-use assets for impairment and identified communities with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified communities and recorded an impairment charge for the excess of carrying amount over fair value. The Company recognized the right-of-use assets for the operating leases for 35 communities on the consolidated balance sheet as of March 31, 2020 at the estimated fair value of $106.7 million. During the three months ended June 30, 2020, the Company recognized the right-of-use assets for the operating leases for nine communities on the consolidated balance sheet at the estimated fair value of $10.3 million. During the three months ended September 30, 2020, the Company recognized the right-of-use assets for the operating leases for two communities on the consolidated balance sheets as of September 30, 2020 at the estimated fair value of $3.0 million. During the three months ended December 31, 2020, the Company recognized the right-of-use assets for the operating leases for five communities on the consolidated balance sheet at the estimated fair value of $2.3 million. In the aggregate, the Company recorded a non-cash impairment charge of $76.3 million and $10.2 million for the years ended December 31, 2020 and 2019, respectively, to operating lease right-of-use assets. These 2020 impairment charges are primarily due to the COVID-19 pandemic and the lower than expected operating performance at these communities and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

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

The fair values of the operating lease right-of-use assets were estimated utilizing a discounted cash flow approach based upon projected community cash flows and market data, including management fees and a market supported lease coverage ratio, all of which are considered Level 3 inputs within the valuation hierarchy. The estimated future cash flows were discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. The range of discount rates utilized was 9.0% to 12.3%, depending upon the property type, geographical location, and the quality of the respective community.

Investment in Unconsolidated Ventures

The Company evaluates realization of its investment in ventures accounted for using the equity method if circumstances indicate that the Company's investment is other than temporarily impaired. During the years ended December 31, 2020 and 2018 the Company recorded $1.5 million and $33.4 million, respectively, of non-cash impairment charges for investments in unconsolidated ventures. These impairment charges are primarily due to lower than expected operating performance at the communities owned by the unconsolidated ventures and reflect the amount by which the carrying amounts of the investments exceeded their estimated fair value. During the year ended December 31, 2019, the Company did not record impairment expense for its investment in unconsolidated ventures.

Assets Held for Sale

During the years ended December 31, 2020, 2019, and 2018, the Company recognized $0.2 million, $1.3 million, and $15.6 million, respectively, of impairment charges for assets held for sale. These impairment charges are primarily due to the excess of carrying amount over the estimated selling price less costs to dispose. The Company determines the fair value of the communities based primarily on purchase and sale agreements from prospective purchasers (Level 2 input). Refer to Note 4 for more information about the Company's community dispositions and assets held for sale.

Other Assets

During the years ended December 31, 2019 and 2018, the Company identified indicators of impairment for the Company's home health care licenses, primarily due to significant underperformance relative to historical and projected operating results, the impact of lower reimbursement rates from Medicare for home health care services, and an increased competitive environment in the home health care industry. The Company performed a quantitative impairment test, which included a comparison of the estimated fair value of the Company's home health care licenses to the carrying amount. In estimating the fair value of the home health licenses for purposes of the quantitative impairment test, the Company utilized an income approach, which included future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at the cash flow projections, the Company considered its historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors, all of which are considered Level 3 inputs in the valuation hierarchy. Based on the results of the Company's quantitative impairment test, the Company determined that the carrying amount of certain of the Company's home health care licenses exceeded their estimated fair value. As a result, the Company recorded a non-cash impairment charge of $7.6 million and $9.1 million for the years ended December 31, 2019 and 2018, respectively, to intangible assets within the Health Care Services segment.

6.       Revenue

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by payor source as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. Resident fee revenue by payor source and reportable segment is as follows:

	Year Ended December 31, 2020
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$510,254	$1,622,117	$235,018	$906	$2,368,295
Government reimbursement	2,344	69,159	59,614	287,512	418,629
Other third-party payor programs	—	—	27,251	78,392	105,643
Total resident fee revenue	$512,598	$1,691,276	$321,883	$366,810	$2,892,567

	Year Ended December 31, 2019
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$542,112	$1,748,364	$281,197	$753	$2,572,426
Government reimbursement	2,446	67,574	81,054	357,963	509,037
Other third-party payor programs	—	—	39,924	88,544	128,468
Total resident fee revenue	$544,558	$1,815,938	$402,175	$447,260	$3,209,931

	Year Ended December 31, 2018
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$596,852	$1,923,676	$288,682	$693	$2,809,903
Government reimbursement	3,125	72,175	87,028	359,881	522,209
Other third-party payor programs	—	—	40,698	76,401	117,099
Total resident fee revenue	$599,977	$1,995,851	$416,408	$436,975	$3,449,211

Contract Balances

The payment terms and conditions within the Company's revenue-generating contracts vary by contract type and payor source, although terms generally include payment to be made within 30 days.

Resident fee revenue for recurring and routine monthly services is generally billed monthly in advance under the Company's independent living, assisted living, and memory care residency agreements. Resident fee revenue for standalone or certain healthcare services is generally billed monthly in arrears. A portion of the Company's reimbursement from Medicare for certain healthcare services is billed near the start of each period of care, and cash is generally received before all services are rendered. The amount of revenue recognized for periods of care which are incomplete at period end is based on the Company's historical average percentage of days complete on each period of care and any unearned amounts are deferred and recognized when the service is performed. Additionally, non-refundable community fees are generally billed and collected in advance or upon move-in of a resident under the Company's independent living, assisted living, and memory care residency agreements. Amounts of revenue that are collected from residents in advance are recognized as deferred revenue until the performance obligations are satisfied. The Company had total deferred revenue (included within refundable fees and deferred revenue and other liabilities within the consolidated balance sheets) of $138.3 million and $72.5 million, including $21.1 million and $38.9 million of monthly resident fees billed and received in advance, as of December 31, 2020 and 2019, respectively. Such amount of total deferred revenue as of December 31, 2020 also includes $87.5 million received during the year ended December 31, 2020 under a temporary expansion of the Accelerated and Advance Payment Program administered by CMS. Refer to Note 3 for additional information on such program. For the years ended December 31, 2020, 2019, and 2018 the Company recognized $60.6 million, $94.6 million, and $82.1 million respectively, of revenue that was included in the deferred revenue balance as of January 1,

2020, 2019, and 2018, respectively. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

The following table presents the changes in allowance for credit losses on accounts receivable for the periods indicated:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Balance at beginning of period	$7.8	$7.9	$9.8
Provision within facility operating expense	16.7	15.2	17.6
Write-offs	(16.2)	(19.5)	(22.3)
Recoveries and other	1.5	4.2	2.8
Balance at end of period	$9.8	$7.8	$7.9

7.       Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2020 and 2019, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Land	$505,298	$450,894
Buildings and improvements	5,215,460	4,790,769
Furniture and equipment	945,783	859,849
Resident and leasehold operating intangibles	307,071	317,111
Construction in progress	61,491	80,729
Assets under financing leases and leasehold improvements	1,523,055	1,847,493
Property, plant and equipment and leasehold intangibles	8,558,158	8,346,845
Accumulated depreciation and amortization	(3,490,098)	(3,237,011)
Property, plant and equipment and leasehold intangibles, net	$5,068,060	$5,109,834

Assets under financing leases and leasehold improvements includes $0.4 billion and $0.6 billion of financing lease right-of-use assets, net of accumulated amortization, as of December 31, 2020 and 2019, respectively. Refer to Note 10 for further information on the Company's financing leases.

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

For the years ended December 31, 2020, 2019, and 2018, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $359.2 million, $377.6 million, and $444.3 million, respectively.

8.       Goodwill

The following is a summary of the carrying amount of goodwill presented on a reportable segment basis as of both December 31, 2020 and 2019.

(in thousands)	Gross Carrying Amount	Dispositions and Other Reductions	Accumulated Impairment	Net
Independent Living	$28,141	$(820)	$—	$27,321
Assisted Living and Memory Care	605,469	(48,817)	(556,652)	—
Health Care Services	126,810	—	—	126,810
Total	$760,420	$(49,637)	$(556,652)	$154,131

Refer to Note 5 for information on impairment expense for goodwill in 2018.

9.       Debt

Long-term debt consists of the following:

	December 31,
(in thousands)	2020	2019
Fixed mortgage notes payable due 2021 through 2047; weighted average interest rate of 4.18% and 4.80% as of December 31, 2020 and 2019, respectively.	$2,366,996	$2,270,811
Variable mortgage notes payable due 2022 through 2030, weighted average interest rate of 2.49% and 4.10% as of December 31, 2020 and 2019, respectively.	1,529,935	1,242,921
Other notes payable due 2021 to 2025; weighted average interest rate of 8.98% and 5.77% as of December 31, 2020 and 2019, respectively.	46,557	58,388
Debt discount and deferred financing costs, net	(27,500)	(16,997)
Total long-term debt	3,915,988	3,555,123
Current portion	68,885	339,413
Total long-term debt, less current portion	$3,847,103	$3,215,710

As of December 31, 2020, 98.2%, or $3.8 billion of the Company's total debt obligations represented non-recourse property-level mortgage financings.

The annual aggregate scheduled maturities of long-term debt outstanding as of December 31, 2020 are as follows (in thousands):

Year Ending December 31,	Long-term Debt	Weighted Rate
2021	$73,673	4.26%
2022	352,366	3.57%
2023	234,448	3.51%
2024	304,239	4.29%
2025	292,972	3.99%
Thereafter	2,685,790	3.45%
Total obligations	3,943,488	3.59%
Less amount representing debt discount and deferred financing costs, net	(27,500)
Total	$3,915,988

Credit Facilities

On August 31, 2020, the Company terminated its Fifth Amended and Restated Credit Agreement with Capital One, National Association, as administrative agent, lender, and swingline lender and the other lenders from time to time parties thereto (as amended, the ("Credit Agreement"). The Credit Agreement had a maturity date of January 3, 2024. Amounts drawn under the facility bore interest at 90-day LIBOR plus an applicable margin. The applicable margin varied based on the percentage of the total commitment drawn, with a 2.25% margin at utilization equal to or lower than 35%, a 2.75% margin at utilization greater than 35% but less than or equal to 50%, and a 3.25% margin at utilization greater than 50%. The Credit Agreement had provided commitments for a $250.0 million revolving credit facility with a $60.0 million sublimit for letters of credit and a $50.0 million swingline feature. The credit facility was secured by first priority mortgages on certain of the Company's communities, and availability varied from time to time based on borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and the Company's consolidated fixed charge coverage ratio. The Credit Agreement was terminated in connection with the Company obtaining approximately $266.9 million of non-recourse mortgage financing on 16 communities on August 31, 2020, most of which had secured the Credit Agreement prior to its termination. At the closing, the Company repaid the $166.4 million outstanding principal amount under the Credit Agreement, together with accumulated interest, and without payment of any termination fee or penalty.

On December 11, 2020, the Company entered into a revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The agreement provides a commitment amount of $80 million which can be drawn in cash or as letters of credit. The agreement matures on January 15, 2024. Amounts drawn under the facility will bear interest at 30-day LIBOR plus an applicable margin which was 2.75% as of December 31, 2020. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of December 31, 2020. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of the Company’s communities. Available capacity under the facility will vary from time to time based upon borrowing base calculations related to the appraised value and performance of the communities securing the credit facility.

As of December 31, 2020, no borrowings were outstanding on the revolving credit facility, $40.4 million of letters of credit were outstanding, and the revolving credit facility had $22.2 million of availability. The Company also had separate secured and unsecured letter of credit facilities of up to $51.6 million of letters of credit as of December 31, 2020 under which $40.3 million had been issued as of that date.

2020 Financings

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

Financial Covenants

Certain of the Company's debt documents contain restrictions and financial covenants, such as those requiring the Company to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service ratios, and requiring the Company not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. In addition, the Company's debt documents generally contain non-financial covenants, such as those requiring the Company to comply with Medicare or Medicaid provider requirements and maintain insurance coverage.

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

As of December 31, 2020, the Company is in compliance with the financial covenants of its debt agreements.

10.       Leases

As of December 31, 2020, the Company operated 301 communities under long-term leases (235 operating leases and 66 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or the leased property revenue. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. As of December 31, 2020, the weighted average remaining lease term of the Company's operating and financing leases was 6.7 and 6.3 years, respectively. The leases generally provide for renewal or extension options from 5 to 20 years and in some instances, purchase options. For accounting purposes, renewal or extension options are included in the lease term when it is reasonably certain that the Company will exercise the option. Generally, renewal or extension options are not included in the lease term for accounting purposes.

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions, and financial covenants, such as those requiring the Company to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and lease coverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community and/or entity basis. In addition, the Company's lease documents generally contain non-financial covenants, such as those requiring the Company to comply with Medicare or Medicaid provider requirements and maintain insurance coverage.

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

As of December 31, 2020, the Company is in compliance with the financial covenants of its long-term leases.

A summary of operating and financing lease expense (including the respective presentation on the consolidated statements of operations) and net cash paid from leasing transactions is as follows:

	Years Ended December 31,
Operating Leases (in thousands)	2020	2019
Facility operating expense	$19,241	$18,677
Facility lease expense	224,033	269,666
Operating lease expense	243,274	288,343
Operating lease expense adjustment (1)	136,276	19,453
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(22,242)	(31,305)
Operating cash flows from operating leases	$357,308	$276,491

(1) Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense recognized in accordance with ASC 842. Operating cash flows from operating leases for the year ended December 31, 2020 includes the $119.2 million one-time cash lease payment made to Ventas in connection with the Company's lease restructuring transaction effective July 26, 2020.

	Years Ended December 31,
Financing Leases (in thousands)	2020	2019
Depreciation and amortization	$32,647	$46,646
Interest expense: financing lease obligations	48,534	66,353
Financing lease expense	$81,181	$112,999

Operating cash flows from financing leases	$48,534	$66,353
Financing cash flows from financing leases	18,867	22,242
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	(5,603)	(3,504)
Total cash flows from financing leases	$61,798	$85,091

A summary of facility lease expense and the impact of operating lease expense adjustment, under ASC 840, and deferred gains are as follows:

(in thousands)	Year Ended December 31, 2018
Cash basis payment - operating leases	$324,870
Operating lease expense adjustment	(17,218)
Amortization of deferred gain	(4,358)
Facility lease expense	$303,294

As of December 31, 2020, the weighted average discount rate of the Company's operating and financing leases was 7.2% and 8.0%, respectively.

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the consolidated balance sheet as of December 31, 2020 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
2021	$209,787	$64,914
2022	192,771	65,521
2023	192,381	66,250
2024	191,991	67,460
2025	189,961	57,499
Thereafter	280,233	109,590
Total lease payments	1,257,124	431,234
Purchase option liability and non-cash gain on future sale of property	—	413,426
Imputed interest and variable lease payments	(291,469)	(281,353)
Total lease obligations	$965,655	$563,307

11.      Supplemental Balance Sheet Information

Accrued expenses reflected within current liabilities on the Company’s consolidated balance sheets consist of the following:

	As of December 31,
(in thousands)	2020	2019
Salaries and wages	$65,310	$86,476
Insurance reserves	64,633	63,230
Paid time off	37,848	37,415
Deferred payroll taxes (Note 3)	36,336	—
Real estate taxes	25,495	25,979
Interest	11,453	16,196
Accrued utilities	7,507	7,601
Taxes payable	3,806	1,360
Other	35,463	28,446
Total	$287,851	$266,703

Other assets, net reflected on the Company's consolidated balance sheets consist of the following:

	As of December 31,
(in thousands)	2020	2019
Health care licenses(1)	$34,060	$35,198
Lease security deposit	3,180	49,102
Other	19,019	34,431
Total	$56,259	$118,731

(1) Health care licenses are indefinite-lived intangible assets and are not subject to amortization.

Investment in Unconsolidated Ventures

As of December 31, 2019, the Company held a 51% equity interest, and Healthpeak owned a 49% interest, in the CCRC Venture, which owned and operated 16 entry fee CCRCs. The Company's ownership interests in the CCRC Venture were accounted for under the equity method of accounting. Refer to Note 4 for information on the Company's sale of the equity interest in the CCRC Venture on January 31, 2020 and movement of the remaining two entry fee CCRCs into a new unconsolidated venture. As a result of the recognition of the Company’s investment basis at the carrying amounts of the net assets contributed upon formation of the CCRC Venture and subsequent cash distributions, the Company's carrying amount of its equity method investment in the CCRC Venture property company was reduced below zero and the Company had recorded a $66.2 million equity method liability within other liabilities within the consolidated balance sheet as of December 31, 2019. As of December 31, 2020, other liabilities within the consolidated balance sheet included a $10.1 million equity method liability for the new unconsolidated venture which owns the remaining two entry fee CCRCs.

12.       Commitments and Contingencies

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

13.       Self-Insurance

The Company obtains various insurance coverages, including general and professional liability and workers compensation programs, from commercial carriers at stated amounts as defined in the applicable policy. Losses related to deductible amounts are accrued based on the Company's estimate of expected losses plus incurred but not reported claims.

As of December 31, 2020 and 2019, the Company accrued reserves of $153.0 million and $155.8 million, respectively, under the Company's insurance programs, of which $88.4 million and $92.5 million is classified as long-term liabilities as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company accrued $18.0 million and $22.7 million, respectively, of estimated amounts receivable from the insurance companies under these insurance programs.

The Company has secured self-insured retention risk under workers' compensation programs with restricted cash deposits of $21.9 million and $24.0 million as of December 31, 2020 and 2019, respectively. Letters of credit securing the programs aggregated to $61.3 million and $55.6 million as of December 31, 2020 and 2019, respectively. In addition, the Company also had deposits of $7.7 million and $12.3 million, as of December 31, 2020 and 2019, respectively, to fund claims paid under a high deductible, collateralized insurance policy.

Effective December 31, 2020, the Company began using its wholly-owned captive insurance company for the purpose of insuring certain portions of its risk retention under its general and professional liability insurance programs.

14.       Stock-Based Compensation

The following table sets forth information about the Company's restricted stock awards and restricted stock units:

(in thousands, except value per share and unit)	Number of Restricted Stock Units and Stock Awards	Weighted Average Grant Date Fair Value
Outstanding on January 1, 2018	4,770	17.13
Granted	3,880	9.39
Vested	(1,579)	19.12
Cancelled/forfeited	(1,315)	13.19
Outstanding on December 31, 2018	5,756	11.78
Granted	4,381	7.81
Vested	(1,571)	13.71
Cancelled/forfeited	(1,314)	11.18
Outstanding on December 31, 2019	7,252	9.08
Granted	4,603	6.92
Vested	(2,073)	10.19
Cancelled/forfeited	(1,277)	8.83
Outstanding on December 31, 2020	8,505	7.68

As of December 31, 2020, there was $38.0 million of total unrecognized compensation cost related to outstanding, unvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.4 years and is based on grant date fair value.

During 2020, grants of restricted stock units and stock awards under the Company's 2014 Omnibus Incentive Plan were as follows:

(in thousands, except for per share and unit amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2020	4,438	$7.06	$31,341
Three months ended June 30, 2020	78	$3.91	$303
Three months ended September 30, 2020	52	$2.78	$144
Three months ended December 31, 2020	35	$2.91	$102

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

15.       Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. Potentially dilutive common stock equivalents include unvested restricted stock, restricted stock units, and convertible debt instruments and warrants.

The following table summarizes the computation of basic and diluted earnings (loss) per share amounts presented in the consolidated financial statements.

	Years Ended December 31,
(in thousands, except for per share amounts)	2020	2019	2018
Income attributable to common stockholders:
Net income (loss)	$82,019	$(267,931)	$(528,258)

Weighted average shares outstanding - basic	183,498	185,907	187,468
Effect of dilutive securities - Unvested restricted stock, restricted stock units, and warrants	888	—	—
Weighted average shares outstanding - diluted	184,386	185,907	187,468
Basic earnings (loss) per common share:
Net income (loss) per share attributable to common stockholders	$0.45	$(1.44)	$(2.82)
Diluted earnings (loss) per common share:
Net income (loss) per share attributable to common stockholders	$0.44	$(1.44)	$(2.82)

For the purposes of computing diluted EPS, weighted average shares outstanding do not include potentially dilutive securities that are anti-dilutive under the treasury stock method and performance-based equity awards are included based on the attainment of the applicable performance metrics as of the end of the reporting period. The following potentially dilutive securities were excluded from the computation of diluted EPS:

	Years Ended December 31,
(in millions)	2020	2019(1)	2018(1)
Non-performance-based restricted stock and restricted stock units	6.8	6.4	5.6
Performance-based restricted stock and restricted stock units	1.6	1.1	0.8
Warrants(2)	—	—	0.5

(1)As a result of the net loss reported for the period, all unvested restricted stock, restricted stock units, convertible debt instruments, and potential shares issuable under warrants were antidilutive for the period and as such were not included in the computation of diluted weighted average shares outstanding.

(2)The option to exercise the warrants to acquire the Company's common stock outstanding at December 31, 2018 expired unexercised in 2019.

For the year ended December 31, 2018, the calculation of diluted weighted average shares outstanding excludes the impact of conversion of the principal amount of $316.3 million of the Company's 2.75% convertible senior notes which were repaid in cash at their maturity on June 15, 2018.

16.       Share Repurchase Program

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

The size, scope, and timing of any purchases will be based on business, market, and other conditions and factors, including price, regulatory, and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified, or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As a precautionary measure in light of the COVID-19 pandemic, the Company temporarily suspended purchases under the share repurchase plan in March 2020.

Repurchases under the share repurchase program were as follows:

	For the Years Ended December 31,
(amounts in thousands, except per share amounts)	2020	2019	2018
Total number of shares repurchased	3,063	3,005	1,281
Average price paid per share	$5.92	$6.56	$6.64
Aggregate purchase price	$18,123	$19,710	$8,500

As of December 31, 2020, approximately $44.0 million remains available under the share repurchase program.

17.       Retirement Plans

The Company maintains a 401(k) retirement savings plan for all employees that meet minimum employment criteria. Such plan provides that the participants may defer eligible compensation subject to certain Internal Revenue Code maximum amounts. The Company makes matching contributions in amounts equal to 25.0% of the employee's contribution to such plan, for contributions up to a maximum of 4.0% of compensation. An additional matching contribution of 12.5%, subject to the same limit on compensation, may be made at the discretion of the Company based upon the Company's performance. For the years ended December 31, 2020, 2019, and 2018, the Company's expense for such plan was $6.2 million, $8.0 million, and $8.3 million, respectively.

18.       Income Taxes

The benefit (provision) for income taxes is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Federal:
Current	$55	$64	$(113)
Deferred	5,840	2,654	52,367
Total federal	5,895	2,718	52,254
State:
Current	(11,247)	(449)	(2,798)
Deferred (included in federal above)	—	—	—
Total state	(11,247)	(449)	(2,798)
Total	$(5,352)	$2,269	$49,456

A reconciliation of the benefit (provision) for income taxes to the amount computed at the U.S. Federal statutory rate of 21% is as follows:

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Tax benefit (provision) at U.S. statutory rate	$(18,348)	$56,742	$121,320
State taxes, net of federal income tax	(11,909)	10,423	21,576
Valuation allowance	27,913	(60,376)	5,713
Goodwill impairment	—	—	(88,265)
Impact of the Tax Cuts and Jobs Act	—	—	(6,042)
Stock compensation	(2,118)	(2,639)	(4,717)
Meals and entertainment	(169)	(416)	(493)
Tax credits	—	(106)	688
Other	(721)	(1,359)	(324)
Total	$(5,352)	$2,269	$49,456

Significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2020	2019
Deferred income tax assets:
Operating lease obligations	$322,122	$406,172
Financing lease obligations	90,011	156,913
Operating loss carryforwards	237,728	330,983
Accrued expenses	96,410	54,154
Intangible assets	60,069	11,160
Tax credits	50,356	50,356
Investment in unconsolidated ventures	5,105	—
Capital loss carryforward	2,263	40,723
Other	8,561	8,098
Total gross deferred income tax asset	872,625	1,058,559
Valuation allowance	(380,990)	(408,903)
Net deferred income tax assets	491,635	649,656
Deferred income tax liabilities:
Operating lease right-of-use assets	(277,489)	(328,100)
Property, plant and equipment	(223,703)	(303,853)
Investment in unconsolidated ventures	—	(33,100)
Total gross deferred income tax liability	(501,192)	(665,053)
Net deferred tax asset (liability)	$(9,557)	$(15,397)

As of December 31, 2020 and 2019, the Company had federal net operating loss carryforwards generated in 2017 and prior of approximately $812.0 million and $1.2 billion, respectively which are available to offset future taxable income from 2021 through 2037. Additionally, as of December 31, 2020 and 2019, the Company had federal net operating loss carryforwards generated after 2017 of $181.1 million and $174.9 million, respectively, which have an indefinite life, but with usage limited to 80% of taxable income in any given year. The Company had state capital loss carryforwards as of December 31, 2020, which are available to offset future capital gains through 2023. The Company determined that a valuation allowance was required after consideration of the Company's estimated future reversal of existing timing differences as of December 31, 2020 and 2019. The Company does not consider estimates of future taxable income in its determination due to the existence of cumulative historical operating losses. For the year ended December 31, 2020, the Company recorded a reduction of approximately $27.9 million to reflect the required valuation allowance of $381.0 million as of December 31, 2020.

A summary of the change in the Company's valuation allowance is as follows:

	For the Years Ended December 31,
(in thousands)	2020	2019
Increase (decrease) before consideration of adoption of ASC 842	$(27,913)	$60,376
Increase due to the adoption of ASC 842	—	13,790
Other decrease during the year	—	(1,680)
Total increase (decrease) in valuation allowance	$(27,913)	$72,486

The Company has recorded valuation allowances of $328.4 million and $318.4 million against its federal and state net operating losses as of December 31, 2020 and 2019, respectively. The Company has recorded a valuation allowance against its state capital loss carryforward of $2.3 million as of December 31, 2020. The Company had recorded a valuation allowance against its federal and state capital loss carryforwards of $40.7 million as of December 31, 2019. The Company's sale of its ownership interest in the CCRC Venture in 2020 utilized all of the capital loss carryforward for federal tax purposes and a portion of its net operating losses. The Company recorded a decrease in the valuation allowance of $117.6 million for the year ended December 31, 2020 as a result of the Healthpeak transaction. The Company also recorded a valuation allowance against federal and state credits of $50.3 million as of both December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Company had gross tax affected unrecognized tax benefits of $18.4 million and $18.3 million, respectively, of which, if recognized, would result in an income tax benefit recorded in the consolidated statement of operations. Interest and penalties related to these tax positions are classified as tax expense in the Company's consolidated financial statements. Total interest and penalties reserved is $0.1 million as of both December 31, 2020 and 2019. As of December 31, 2020, the Company's tax returns for years 2016 through 2019 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination. The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2020 and prior years will significantly change in 2021.

A reconciliation of the unrecognized tax benefits is as follows:

	For the Years Ended December 31,
(in thousands)	2020	2019
Balance at beginning of period	$18,326	$18,507
Additions for tax positions related to the current year	—	—
Additions (reductions) for tax positions related to prior years	59	(181)
Balance at end of period	$18,385	$18,326

19.       Supplemental Disclosure of Cash Flow Information

(in thousands)	For the Years Ended December 31,
Supplemental Disclosure of Cash Flow Information:	2020	2019	2018
Interest paid	$204,696	$244,469	$260,706
Income taxes paid, net of refunds	$8,878	$1,534	$2,058

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$139,592	$235,797	$182,249
Capital expenditures - development, net	13,667	24,595	24,687
Capital expenditures - non-development - reimbursable	27,846	34,809	12,165
Capital expenditures - development - reimbursable	—	—	1,709
Trade accounts payable	4,766	8,891	4,663
Net cash paid	$185,871	$304,092	$225,473
Acquisition of communities from Healthpeak:
Property, plant and equipment and leasehold intangibles, net	$286,734	$—	$—
Operating lease right-of-use assets	(63,285)	—	—
Financing lease obligations	129,196	—	—
Operating lease obligations	74,335	—	—
Loss (gain) on debt modification and extinguishment, net	(19,731)	—	—
Net cash paid	$407,249	$—	$—
Master Agreement with Ventas:
Property, plant and equipment and leasehold intangibles, net	$(66,444)	$—	$—
Operating lease right-of-use assets	(153,213)	—	—
Other assets, net	(42,354)	—	—
Long-term debt	34,053	—	—
Financing lease obligations	7,077	—	—
Operating lease obligations	362,944	—	—
Additional paid-in-capital	(22,883)	—	—
Net cash paid	$119,180	$—	$—

	For the Years Ended December 31,
	2020	2019	2018
Acquisition of other assets, net of related payables and cash received:
Property, plant and equipment and leasehold intangibles, net	$684	$44	$237,563
Other intangible assets, net	—	453	(4,345)
Financing lease obligations	64,260	—	36,120
Other liabilities	—	—	2,433
Net cash paid	$64,944	$497	$271,771
Proceeds from sale of CCRC Venture, net:
Investments in unconsolidated ventures	$(14,848)	$—	$—
Current portion of long-term debt	34,706	—	—
Other liabilities	60,748	—	—
Loss (gain) on sale of assets, net	(369,831)	—	—
Net cash received	$(289,225)	$—	$—
Proceeds from sale of other assets, net:
Prepaid expenses and other assets, net	$(1,318)	$(4,422)	$(4,950)
Assets held for sale	(34,348)	(79,054)	(197,111)
Property, plant and equipment and leasehold intangibles, net	(938)	(379)	(93,098)
Investments in unconsolidated ventures	—	(156)	(58,179)
Financing lease obligations	—	—	93,514
Refundable fees and deferred revenue	—	—	8,632
Other liabilities	(786)	(1,479)	1,139
Loss (gain) on sale of assets, net	(4,701)	(7,245)	(249,754)
Net cash received	$(42,091)	$(92,735)	$(499,807)
Lease termination and modification, net:
Prepaid expenses and other assets, net	$—	$—	$(2,804)
Property, plant and equipment and leasehold intangibles, net	—	—	(87,464)
Financing lease obligations	—	—	58,099
Deferred liabilities	—	—	70,835
Loss (gain) on sale of assets, net	—	—	(5,761)
Loss (gain) on facility lease termination and modification, net	—	—	34,283
Net cash paid (1)	$—	$—	$67,188

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Purchase of treasury stock:
Treasury stock	$—	$—	$4,244
Accounts payable	—	—	(4,244)
Net	$—	$—	$—
Assets designated as held for sale:
Prepaid expenses and other assets, net	$—	$—	$(517)
Assets held for sale	7,935	28,608	198,445
Property, plant and equipment and leasehold intangibles, net	(7,935)	(28,608)	(197,928)
Net	$—	$—	$—
Healthpeak master lease modification:
Property, plant and equipment and leasehold intangibles, net	$(57,462)	$—	$—
Operating lease right-of-use assets	88,044	—	—
Financing lease obligations	70,874	—	—
Operating lease obligations	(101,456)	—	—
Net	$—	$—	$—
Other non-cash lease transactions, net:
Prepaid expenses and other assets, net	$—	$(636)	$(248)
Property, plant and equipment and leasehold intangibles, net	10,707	(1,963)	(132,733)
Operating lease right-of-use assets	(7,941)	18,148	—
Operating lease obligations	15,126	(18,206)	—
Financing lease obligations	(15,483)	—	165,918
Deferred liabilities	—	—	(122,304)
Other liabilities	(77)	(731)	(620)
Loss (gain) on sale of assets, net	—	—	(37,731)
Loss (gain) on facility lease termination and modification, net	(2,332)	3,388	127,718
Net	$—	$—	$—

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

During 2019, the Company and its venture partner contributed cash in an aggregate amount of $13.3 million to a consolidated venture which owns two senior housing communities as of December 31, 2020. The Company obtained a $6.6 million promissory note receivable from its venture partner secured by a 50% equity interest in the venture in a non-cash exchange for the Company funding the $13.3 million aggregate contribution in cash. At the closing of the sale of a senior housing community during 2019 by the consolidated venture, the consolidated venture distributed $6.3 million to the partners with the Company receiving a $3.1 million repayment on the promissory note in a non-cash exchange.

Refer to Note 2 for a schedule of the non-cash adjustments to the Company's consolidated balance sheet as of January 1, 2019 as a result of the adoption of new accounting standards.

Restricted cash consists principally of escrow deposits for real estate taxes, property insurance, and capital expenditures, debt service reserve accounts required by certain lenders under mortgage debt agreements, and deposits as security for self-insured retention risk under workers' compensation programs and property insurance programs. The components of restricted cash are as follows:

	December 31,
(in thousands)	2020	2019
Current:
Real estate tax and property insurance escrows	$17,465	$16,299
Replacement reserve escrows	9,465	9,071
Resident deposits	253	475
Other	876	1,011
Subtotal	28,059	26,856
Long term:
Insurance deposits	21,903	23,692
Debt service reserve	17,784	281
CCRCs escrows	15,329	10,641
Letters of credit collateral	1,653	—
Subtotal	56,669	34,614
Total	$84,728	$61,470

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sums to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(in thousands)	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$380,420	$240,227
Restricted cash	28,059	26,856
Long-term restricted cash	56,669	34,614
Total cash, cash equivalents, and restricted cash	$465,148	$301,697

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

Independent Living. The Company's Independent Living segment includes owned or leased communities are primarily designed for middle to upper income seniors who desire to live in a residential setting that feels like home, without the efforts of ownership. The majority of the Company's independent living communities consist of both independent and assisted living units in a single community, which allows residents to age-in-place by providing them with a broad continuum of senior independent and assisted living services to accommodate their changing needs.

Assisted Living and Memory Care. The Company's Assisted Living and Memory Care segment includes owned or leased communities that offer housing and 24-hour assistance with ADLs for mid-acuity and frail elderly residents. The Company's assisted living and memory care communities include both freestanding, multi-story communities, as well as smaller, freestanding, single story communities. The Company also provides memory care services at freestanding memory care communities that are specially designed for residents with Alzheimer's disease and other dementias.

CCRCs. The Company's CCRCs segment includes large owned or leased communities that offer a variety of living arrangements and services to accommodate a broad spectrum of physical ability and healthcare needs. Most of the Company's

CCRCs have independent living, assisted living, memory care, and skilled nursing available on one campus or within the immediate area.

Health Care Services. The Company's Health Care Services segment includes the home health, hospice, and outpatient therapy services provided to residents of many of its communities and to seniors living outside its communities. The Health Care Services segment does not include the skilled nursing and inpatient healthcare services provided in the Company's skilled nursing units, which are included in the Company's CCRCs segment.

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

The following table sets forth selected segment financial data:

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Revenue and other operating income:
Independent Living (1)(2)	$524,421	$544,558	$599,977
Assisted Living and Memory Care (1)(2)	1,753,861	1,815,938	1,995,851
CCRCs (1)(2)	340,337	402,175	416,408
Health Care Services (1)(2)	389,697	447,260	436,975
Management Services (3)	531,879	847,157	1,082,215
Total revenue and other operating income	$3,540,195	$4,057,088	$4,531,426
Segment operating income:(4)
Independent Living	$182,813	$203,741	$240,609
Assisted Living and Memory Care	428,601	518,636	628,982
CCRCs	53,180	72,072	92,212
Health Care Services	1,863	24,987	34,080
Management Services	130,690	57,108	71,986
Total segment operating income	797,147	876,544	1,067,869
General and administrative (including non-cash stock-based compensation expense)	206,575	219,289	259,475
Facility operating lease expense:
Independent Living	60,445	81,680	93,496
Assisted Living and Memory Care	137,900	157,823	178,716
CCRCs	20,406	24,248	24,856
Corporate and Management Services	5,282	5,915	6,226
Depreciation and amortization:
Independent Living	70,803	81,745	91,899
Assisted Living and Memory Care	224,790	222,574	261,365
CCRCs	38,426	44,163	53,551
Health Care Services	749	2,247	3,201
Corporate and Management Services	24,458	28,704	37,439

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Asset impairment:
Independent Living	31,317	1,812	2,013
Assisted Living and Memory Care	61,640	32,229	436,892
CCRCs	12,413	4,983	6,669
Health Care Services	—	7,578	9,055
Corporate and Management Services	1,938	2,664	35,264
Loss (gain) on facility lease termination and modification, net	(2,303)	3,388	162,001
Income (loss) from operations	$(97,692)	$(44,498)	$(594,249)

Total interest expense:
Independent Living	$44,682	$46,713	$58,783
Assisted Living and Memory Care	134,015	166,097	174,459
CCRCs	19,928	27,426	26,746
Corporate and Management Services	10,154	8,105	20,281
	$208,779	$248,341	$280,269

Total capital expenditures for property, plant and equipment, and leasehold intangibles:
Independent Living	$47,889	$78,831	$51,510
Assisted Living and Memory Care	90,354	157,845	125,750
CCRCs	18,709	33,535	26,615
Health Care Services	515	484	902
Corporate and Management Services	23,638	24,506	16,033
	$181,105	$295,201	$220,810

	As of December 31,
(in thousands)	2020	2019
Total assets:
Independent Living	$1,419,838	$1,441,652
Assisted Living and Memory Care	3,787,611	4,157,610
CCRCs	738,121	742,809
Health Care Services	233,178	256,715
Corporate and Management Services	723,010	595,647
Total assets	$6,901,758	$7,194,433

(1)All revenue is earned from external third parties in the United States.
(2)The Independent Living, Assisted Living and Memory Care, CCRCs, and Health Care Services segments include $11.8 million, $62.6 million, $18.5 million, and $22.9 million, respectively, for the year ended December 31, 2020 of other operating income recognized for grants pursuant to the Provider Relief Fund described in Note 3 and other government sources. Allocations to the applicable segment generally reflect the segment's receipt and acceptance of the amounts or the segment's proportional utilization of the grant.
(3)Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(4)Segment operating income is defined as segment revenues less segment facility operating expenses (excluding facility depreciation and amortization) and costs incurred on behalf of managed communities.

21.       Subsequent Events

On February 24, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of HCA Healthcare, Inc., providing for the sale of 80% of the Company’s equity in its Health Care Services segment for a purchase price of $400 million in cash, subject to certain adjustments set forth in the Purchase Agreement, including a reduction for the remaining outstanding balance as of the closing of Medicare advance payments and deferred payroll tax payments related to the Health Care Services segment, which were $75.2 million and $8.2 million, respectively, as of December 31, 2020. The Purchase Agreement also contains certain agreed upon indemnities for the benefit of the purchaser. The closing of the sale transaction is anticipated to occur in the late first half or early second half of 2021, subject to receipt of applicable regulatory approvals and satisfaction of other customary closing conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, at closing of the transaction, the Company will retain a 20% equity interest in the business. There can be no assurance that the transaction will close or, if it does, when the actual closing will occur.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2020
(In thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts		Deductions	Balance at end of period
Deferred Tax Valuation Allowance:
Year ended December 31, 2018	$336,087	$330	(1)	$—		$—	$336,417
Year ended December 31, 2019	$336,417	$60,376	(2)	$13,790	(3)	$(1,680)	$408,903
Year ended December 31, 2020	$408,903	$(27,913)	(4)	$—		$—	$380,990

(1) Additional valuation allowance for the Tax Cuts and Jobs Act of $6,042 and federal credits of $207, partially offset by reduction of valuation allowance for federal and state net operating losses and federal credits of $5,919.

(2)  Additional valuation allowance for federal and state net operating losses.

(3)  Additional valuation allowance charged to accumulated deficit upon the adoption of ASC 842.

(4)  Reduction of valuation allowance for federal and state net operating losses.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Based on the Company's evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On February 22, 2021, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved a performance-based cash award (the “Award”) for Lucinda M. Baier, the Company’s President and Chief Executive Officer. The Award was issued outside of the Company’s Amended and Restated 2014 Omnibus Incentive Plan (the “Plan”). The target amount of the Award of $2,765,000 represented one half of her target long-term incentive compensation awarded for 2021, and the remaining half was awarded in the form of time-based restricted stock units under the Plan consistent with the prior year. The mix of time-based restricted stock units and performance-based cash awards to Ms. Baier was similar to the mix awarded to other executive officers for 2021. Such performance based awards were denominated in cash to conserve available shares under the Plan. Seventy-five percent of Ms. Baier’s target Award is eligible to vest on February 27, 2024 and twenty-five percent is eligible to vest on February 27, 2025, in each case subject to continued employment and achievement of performance goals established by the Committee. The portion of the target Award eligible to vest on February 27, 2024 is divided into three equal tranches, the first of which is subject to a strategic goal for 2021 and the second and third of which are subject to year-over-year same community RevPAR growth for 2022 and 2023, respectively. The portion of the target Award eligible to vest on February 27, 2025 is subject to a relative total stockholder return performance goal for the three year period ending December 31, 2023. Performance below the threshold level of achievement for a performance goal will result in forfeiture of the target cash amount for the applicable portion of the Award, performance at the targeted level of achievement will result in the vesting of 100% of the applicable target cash amount, and performance at or above the target level of achievement will result in vesting of up to 150% of applicable target cash amount, with vesting percentages to be interpolated between the levels.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

To the extent not set forth herein, the information required by this item is incorporated by reference from the discussions under the headings "Election of Directors," "Corporate Governance," and "Executive Officers" in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2020.

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

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the discussions under the headings "Director Compensation" and "Executive Compensation" in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2020.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the extent not set forth herein, the information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Stock Ownership Information" in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2020.

The following table provides certain information as of December 31, 2020 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date):

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a) (1)	(b)	(c)
Equity compensation plans approved by security holders (2)	$4,574,104	$6.99	$8,188,474
Equity compensation plans not approved by security holders (3)	—	—	35,936
Total	$4,574,104	—	$8,224,410

(1)The table above includes 25,297 shares issuable pursuant to vested restricted stock units; 4,370,880 shares potentially issuable pursuant to unvested restricted stock units, including 236,496 shares that may be issued for performance achievement in excess of target; and 177,927 shares that may be issued pursuant to unvested performance-based restricted stock awards for performance achievement in excess of target. Pursuant to SEC guidance, the table above excludes an aggregate of 4,349,421 shares of unvested restricted stock that were outstanding under our 2014 Omnibus Incentive Plan as of December 31, 2020. Our 2014 Omnibus Incentive Plan allows awards to be made in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, unrestricted shares, performance awards, and other stock-based awards.

(2)The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 7,957,894 shares remaining available for future issuance under our 2014 Omnibus Incentive Plan, excluding those reported in column (a), and 230,580 shares remaining available for future issuance under our Associate Stock Purchase Plan.
(3)Represents shares remaining available for future issuance under our Director Stock Purchase Plan. Under the existing compensation program for the members of our Board of Directors, each non-employee director has the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of his or her quarterly cash compensation. Any immediately vested shares that are elected to be received will be issued pursuant to the Director Stock Purchase Plan. Under the director compensation program, all cash amounts are payable quarterly in arrears, with payments to be made on April 1, July 1, October 1 and January 1. Any immediately vested shares that a director elects to receive under the Director Stock Purchase Plan will be issued at the same time that cash payments are made. The number of shares to be issued will be based on the closing price of our common stock on the date of issuance (i.e., April 1, July 1, October 1 and January 1), or if such date is not a trading date, on the previous trading day's closing price. Fractional amounts will be paid in cash. The Board of Directors initially reserved 100,000 shares of our common stock for issuance under the Director Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the discussions under the headings "Certain Relationships and Related Transactions" and "Director Independence" in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2020.

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the discussion under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for 2021" in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2020.

PART IV

Item 15.        Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1)Our Audited Consolidated Financial Statements

Report of the Independent Registered Public Accounting Firm

Report of the Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019, and 2018

Consolidated Statements of Equity for the Years Ended December 31, 2020, 2019, and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018

Notes to Consolidated Financial Statements

Schedule II – Valuation and Qualifying Accounts

2)    Exhibits:

Exhibit No.	Description
2.1
Securities Purchase Agreement dated as of February 24, 2021, by and among the Company and certain of its subsidiaries and certain subsidiaries of HCA Healthcare, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 24, 2021 (File No. 001-32641)).†

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2019 (File No. 001-32641)).

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
10.1.1
Letter Agreement dated as of July 26, 2020 by and between the Company and Ventas (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-32641)).††

10.1.2
Amended and Restated Master Lease and Security Agreement dated as of July 26, 2020 by an among certain subsidiaries of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-32641)).††

10.1.3
Amended and Restated Guaranty dated as of July 26, 2020 by and among the Company as Guarantor, certain subsidiaries of the Company as Tenant, and Ventas and certain of its subsidiaries (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-32641)).††

10.1.4
Warrant dated July 26, 2020 by and between the Company and Ventas (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-32641)).

10.1.5
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

10.3
Employment Agreement dated as of March 1, 2018 by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.49 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.4.1
Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2019 (File No. 001-32641)) (the "Omnibus Incentive Plan").*

10.4.2
Amendment No. 1 to Omnibus Incentive Plan effective February 12, 2020 (incorporated by reference to Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K filed on February 19, 2020 (File No. 001-32641)).*

10.5
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.6
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.7
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.8
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.9
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2018 Time-Vesting Form) (incorporated by reference to Exhibit 10.47 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.10
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2018 Cliff-Vesting Form) (incorporated by reference to Exhibit 10.48 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.11
Restricted Share Agreement under the Omnibus Incentive Plan dated as of March 5, 2018 by and between the Company and Lucinda M. Baier (Time-Vesting) (incorporated by reference to Exhibit 10.50 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.12
Restricted Share Agreement under the Omnibus Incentive Plan dated as of March 5, 2018 by and between the Company and Lucinda M. Baier (Performance-Vesting) (incorporated by reference to Exhibit 10.51 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.13
Restricted Share Agreement under the Omnibus Incentive Plan dated as of September 10, 2018 by and between the Company and Steven E. Swain (Performance Vesting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2018 (File No. 001-32641)).*

10.14
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2019 Time-Based Vesting Form for Executive Officers) (incorporated by reference to Exhibit 10.37 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A on April 29, 2019 (File No. 001-32641)).*

10.15
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2019 Performance-Based Vesting Form for Executive Officers) (incorporated by reference to Exhibit 10.38 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A on April 29, 2019 (File No. 001-32641)).*

10.16
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2020 Time-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 29, 2020 (File No. 001-32641)).*

10.17
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2020 Performance-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 29, 2020 (File No. 001-32641)).*

10.18
Form of Outside Director Restricted Stock Unit Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2016 (File No. 001-32641)).*

10.19
Form of Outside Director Restricted Share Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 19, 2020 (File No. 001-32641)).*

10.20.1
Brookdale Senior Living Inc. Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 11, 2008 (File No. 001-32641)) (the "Associate Stock Purchase Plan").*

10.20.2
First Amendment to Associate Stock Purchase Plan, effective as of December 12, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2013 (File No. 001-32641)).*

10.20.3
Second Amendment to Associate Stock Purchase Plan effective as of February 13, 2020 (incorporated by reference to Exhibit 10.24.3 to the Company’s Annual Report on Form 10-K filed on February 19, 2020 (File No. 001-32641)).*

10.21.1
Amended and Restated Tier I Severance Pay Policy dated April 15, 2018 (incorporated by reference to Exhibit 10.52 to the Company's Amendment No. 1 to Annual Report on Form 10-K filed on April 24, 2018 (File No. 001-32641)).*

10.21.2
Amendment No. 1 to Amended and Restated Tier I Severance Pay Policy (incorporated by reference to Exhibit 10.25.2 to the Company’s Annual Report on Form 10-K filed on February 19, 2020 (File No. 001-32641)).*

10.22	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-32641)).*
10.23
Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on June 30, 2009 (File No. 333-160354)).*

21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

*    Management Contract or Compensatory Plan

†    Schedules and exhibits have been omitted pursuant to Item 601 of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission

††    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16.        Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	President and Chief Executive Officer
Date:	February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy P. Sansone	Non-Executive Chairman of the Board	February 25, 2021
Guy P. Sansone

/s/ Lucinda M. Baier	President, Chief Executive Officer and Director	February 25, 2021
Lucinda M. Baier	(Principal Executive Officer)

/s/ Steven E. Swain	Executive Vice President and Chief Financial Officer	February 25, 2021
Steven E. Swain	(Principal Financial Officer)

/s/ Dawn L. Kussow	Senior Vice President and Chief Accounting Officer	February 25, 2021
Dawn L. Kussow	(Principal Accounting Officer)

/s/ Jordan R. Asher	Director	February 25, 2021
Jordan R. Asher

/s/ Marcus E. Bromley	Director	February 25, 2021
Marcus E. Bromley

/s/ Frank M. Bumstead	Director	February 25, 2021
Frank M. Bumstead

/s/ Victoria L. Freed	Director	February 25, 2021
Victoria L. Freed

/s/ Rita Johnson-Mills	Director	February 25, 2021
Rita Johnson-Mills

/s/ Denise W. Warren	Director	February 25, 2021
Denise W. Warren

/s/ Lee S. Wielansky	Director	February 25, 2021
Lee S. Wielansky