Form 10-Q
period 2021-03-31
Brookdale Senior Living Inc.
filed 2021-05-07
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 5, 2021, 185,166,149 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted stock and restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$303,952	$380,420
Marketable securities	134,933	172,905
Restricted cash	26,503	28,059
Accounts receivable, net	52,588	109,221
Assets held for sale	247,627	16,061
Prepaid expenses and other current assets, net	90,949	66,937
Total current assets	856,552	773,603
Property, plant and equipment and leasehold intangibles, net	5,018,409	5,068,060
Operating lease right-of-use assets	743,346	788,138
Restricted cash	71,468	56,669
Investment in unconsolidated ventures	4,972	4,898
Goodwill	27,321	154,131
Other assets, net	24,085	56,259
Total assets	$6,746,153	$6,901,758
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$224,890	$68,885
Current portion of financing lease obligations	20,083	19,543
Current portion of operating lease obligations	140,339	146,226
Trade accounts payable	65,278	71,233
Liabilities held for sale	116,142	—
Accrued expenses	264,117	287,851
Refundable fees and deferred revenue	68,113	96,995
Total current liabilities	898,962	690,733
Long-term debt, less current portion	3,664,901	3,847,103
Financing lease obligations, less current portion	539,071	543,764
Operating lease obligations, less current portion	797,311	819,429
Deferred tax liability	9,876	9,557
Other liabilities	140,925	188,443
Total liabilities	6,051,046	6,099,029
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at March 31, 2021 and December 31, 2020; 197,757,065 and 198,331,663 shares issued and 187,229,540 and 187,804,138 shares outstanding (including 2,063,391 and 4,349,421 unvested restricted shares), respectively	1,978	1,983
Additional paid-in-capital	4,213,095	4,212,409
Treasury stock, at cost; 10,527,525 shares at March 31, 2021 and December 31, 2020	(102,774)	(102,774)
Accumulated deficit	(3,419,469)	(3,311,184)
Total Brookdale Senior Living Inc. stockholders' equity	692,830	800,434
Noncontrolling interest	2,277	2,295
Total equity	695,107	802,729
Total liabilities and equity	$6,746,153	$6,901,758
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue
Resident fees	$664,350	$782,707
Management fees	8,566	108,715
Reimbursed costs incurred on behalf of managed communities	65,794	122,717
Other operating income	10,735	—
Total revenue and other operating income	749,445	1,014,139

Expense
Facility operating expense (excluding facility depreciation and amortization of $77,274 and $84,301, respectively)	556,312	588,482
General and administrative expense (including non-cash stock-based compensation expense of $4,783 and $5,957, respectively)	49,943	54,595
Facility operating lease expense	44,418	64,481
Depreciation and amortization	83,891	90,738
Asset impairment	10,677	78,226
Costs incurred on behalf of managed communities	65,794	122,717
Total operating expense	811,035	999,239
Income (loss) from operations	(61,590)	14,900

Interest income	421	1,455
Interest expense:
Debt	(35,351)	(41,763)
Financing lease obligations	(11,383)	(13,282)
Amortization of deferred financing costs and debt discount	(1,873)	(1,315)
Gain (loss) on debt modification and extinguishment, net	—	19,181
Equity in earnings (loss) of unconsolidated ventures	(531)	(1,008)
Gain (loss) on sale of assets, net	1,112	372,839
Other non-operating income (loss)	1,644	2,662
Income (loss) before income taxes	(107,551)	353,669
Benefit (provision) for income taxes	(752)	15,828
Net income (loss)	(108,303)	369,497
Net (income) loss attributable to noncontrolling interest	18	18
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(108,285)	$369,515

Net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders:
Basic	$(0.59)	$2.01
Diluted	$(0.59)	$2.00

Weighted average common shares outstanding:
Basic	184,011	184,186
Diluted	184,011	184,522
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Total equity, balance at beginning of period	$802,729	$698,725

Common stock:
Balance at beginning of period	$1,983	$1,996
Issuance of common stock under Associate Stock Purchase Plan	—	1
Restricted stock and restricted stock units, net	2	(6)
Shares withheld for employee taxes	(7)	(6)
Balance at end of period	$1,978	$1,985
Additional paid-in-capital:
Balance at beginning of period	$4,212,409	$4,172,099
Non-cash stock-based compensation expense	4,783	5,957
Issuance of common stock under Associate Stock Purchase Plan	224	168
Restricted stock and restricted stock units, net	(2)	6
Shares withheld for employee taxes	(4,322)	(3,892)
Other, net	3	18
Balance at end of period	$4,213,095	$4,174,356
Treasury stock:
Balance at beginning of period	$(102,774)	$(84,651)
Purchase of treasury stock	—	(18,123)
Balance at end of period	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(3,311,184)	$(3,393,088)
Cumulative effect of change in accounting principle	—	(115)
Net income (loss)	(108,285)	369,515
Balance at end of period	$(3,419,469)	$(3,023,688)
Noncontrolling interest:
Balance at beginning of period	$2,295	$2,369
Net income (loss) attributable to noncontrolling interest	(18)	(18)
Balance at end of period	$2,277	$2,351
Total equity, balance at end of period	$695,107	$1,052,230

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	187,804	192,129
Issuance of common stock under Associate Stock Purchase Plan	43	61
Restricted stock and restricted stock units, net	127	(504)
Shares withheld for employee taxes	(744)	(611)
Purchase of treasury stock	—	(3,063)
Balance at end of period	187,230	188,012

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(108,303)	$369,497
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on debt modification and extinguishment, net	—	(19,181)
Depreciation and amortization, net	85,764	92,053
Asset impairment	10,677	78,226
Equity in (earnings) loss of unconsolidated ventures	531	1,008
Amortization of entrance fees	(364)	(377)
Proceeds from deferred entrance fee revenue	670	343
Deferred income tax (benefit) provision	319	(21,767)
Operating lease expense adjustment	(4,664)	(6,733)
Loss (gain) on sale of assets, net	(1,112)	(372,839)
Non-cash stock-based compensation expense	4,783	5,957
Other	(1,416)	(1,460)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,768)	(2,033)
Prepaid expenses and other assets, net	(6,769)	(1,696)
Prepaid insurance premiums financed with notes payable	(12,985)	(17,434)
Trade accounts payable and accrued expenses	(500)	(47,919)
Refundable fees and deferred revenue	7,717	(2,254)
Operating lease assets and liabilities for lessor capital expenditure reimbursements	7,563	4,088
Net cash provided by (used in) operating activities	(23,857)	57,479
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	(62)	3,211
Purchase of marketable securities	(79,932)	(89,414)
Sale and maturities of marketable securities	117,995	50,000
Capital expenditures, net of related payables	(40,361)	(69,385)
Acquisition of assets, net of related payables and cash received	—	(446,688)
Investment in unconsolidated ventures	(5,206)	(268)
Proceeds from sale of assets, net	3,760	304,617
Net cash provided by (used in) investing activities	(3,806)	(247,927)
Cash Flows from Financing Activities
Proceeds from debt	18,575	471,785
Repayment of debt and financing lease obligations	(49,924)	(263,226)
Proceeds from line of credit	—	166,381
Purchase of treasury stock, net of related payables	—	(18,123)
Payment of financing costs, net of related payables	(87)	(5,815)
Payments of employee taxes for withheld shares	(4,329)	(3,898)
Other	203	146
Net cash provided by (used in) financing activities	(35,562)	347,250
Net increase (decrease) in cash, cash equivalents, and restricted cash	(63,225)	156,802
Cash, cash equivalents, and restricted cash at beginning of period	465,148	301,697
Cash, cash equivalents, and restricted cash at end of period	$401,923	$458,499

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

The Company has five reportable segments: Independent Living; Assisted Living and Memory Care; CCRCs; Health Care Services; and Management Services. The Company expects to sell 80% of its equity in its Health Care Services segment, as described in Note 4.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, results of operations, and cash flows of the Company for all periods presented. Certain information and footnote disclosures included in annual financial statements have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021.

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

For sale‑leaseback transactions in which the Company has not transferred control of the underlying asset, the Company does not recognize an asset sale or derecognize the underlying asset until control is transferred. For such transactions, the Company recognizes the underlying assets within assets under financing leases as a component of property, plant and equipment and leasehold intangibles, net on the condensed consolidated balance sheets and continues to depreciate the assets over their useful lives.

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

3.  COVID-19 Pandemic

The United States broadly continues to experience the COVID-19 pandemic, which has significantly disrupted, and likely will continue to significantly disrupt for some period, the senior living industry and the Company's business. Due to the average age and prevalence of chronic medical conditions among the Company's residents and patients, they generally are at disproportionately higher risk of hospitalization and adverse outcomes if they contract COVID-19. The health and wellbeing of the Company's residents, patients, and associates is and has been its highest priority as it continues to serve and care for seniors through the pandemic.

Community Restrictions. To help protect the Company's residents, patients, and associates from contracting COVID-19, the Company imposed significant restrictions at its communities beginning in March 2020, including closing its communities to visitors and prospective residents, and in some cases restricting new resident move-ins, suspending group outings, modifying communal dining and programming to comply with social distancing and other regulatory guidelines and, in most cases, implementing in-room only dining and activities programming, requesting that residents refrain from leaving the community unless medically necessary, and requiring new residents and residents returning from a hospital or nursing home to isolate in their apartment for fourteen days. The Company has adopted a framework for determining when to ease restrictions at each of its communities based on several criteria, including regulatory requirements and guidance, completion of baseline testing at the community, and the presence of current confirmed COVID-19 positive cases. The Company may revert to more restrictive measures if the pandemic worsens, as necessary to comply with regulatory requirements, or at the direction of state or local health authorities. As of April 30, 2021, 100% of the Company's communities have opened for visitors and new prospects.

Pandemic-Related Expenses. The Company incurred $27.3 million of facility operating expense during the first quarter of 2021 for incremental direct costs to respond to the pandemic. Such costs include those for: acquisition of additional PPE, medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers compensation, and health plan expense; increased expense for general liability claims; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. On a cumulative basis, the Company has incurred $152.9 million of pandemic related facility operating expense since the beginning of fiscal 2020. The Company recorded non-cash impairment charges in its operating results of $9.0 million for the three months ended March 31, 2021, for its operating lease right-of-use assets, primarily due to the COVID-19 pandemic and lower than expected operating performance at communities with impaired assets.

Liquidity. As of March 31, 2021, the Company's total liquidity was $438.9 million, consisting of $304.0 million of unrestricted cash and cash equivalents and $134.9 million of marketable securities. The Company's cash flows from operations, excluding management agreement termination fees and the impact of the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") funding, have been insufficient to cover its operating expenses, capital expenditures, and required interest and lease payments during the pandemic. However, the Company was able to satisfy its liquidity needs over such period utilizing a portion of its preexisting liquidity, together with CARES Act funding. The Company currently estimates that its cash flows from operations, together with cash balances on hand, cash equivalents, marketable securities, and proceeds from the pending sale of 80% of the equity in its Health Care Services segment will be sufficient to fund its liquidity needs for at least the next 12 months. The Company continues to seek opportunities to enhance and preserve its liquidity, including through maintaining expense discipline and increasing occupancy, continuing to evaluate its financing structure and the state of debt markets, and seeking further government-sponsored financial relief related to the pandemic. There is no assurance that debt financing will continue to be available on terms consistent with the Company's expectations or at all, that its efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief, or that the closing of the pending transaction will be completed in accordance with the Company's expectations, or at all, or generate cash proceeds to the Company in the amount it anticipates.

Financial Relief. The CARES Act, signed into law on March 27, 2020, and Paycheck Protection Program and Health Care Enhancement Act, signed into law on April 24, 2020, provide liquidity and financial relief to certain businesses, among other things. Certain impacts of such programs are provided below.

•During the first quarter of 2021, the Company accepted $0.8 million of cash from grants from the Public Health and Social Services Emergency Fund ("Provider Relief Fund") administered by the U.S. Department of Health and Human Services ("HHS"), under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The grants represented incentive payments made pursuant to the Nursing Home Infection Control Distribution, which related to the Company's skilled nursing care provided through its CCRCs. HHS continues to evaluate future allocations under the Provider Relief Fund and the regulation and guidance regarding grants made under the Provider Relief Fund. The Company intends to pursue additional funding that may become available. There can be no assurance that the Company will qualify for, or receive, such future grants in the amount it expects, that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by HHS, or that future funding programs will be made available for which it qualifies.

•During the year ended December 31, 2020, the Company received $87.5 million under the Accelerated and Advance Payment Program administered by CMS, $75.2 million of which related to its Health Care Services segment and $12.3 million related to its CCRCs segment. Recoupment of advanced payments will begin one year after payments were issued at a rate of 25% of Medicare payments for the first eleven months following the anniversary of issuance and at a rate of 50% of Medicare payments for the next six months. Any outstanding balance of advanced payments will be due following such recoupment period. Pursuant to the Purchase Agreement providing for the sale of 80% of the Company's equity in its Health Care Services segment (as described below), its net cash proceeds at closing will include a reduction for the then outstanding balance of such advanced payments related to its Health Care Services segment.

•During fiscal 2020, the Company deferred payment of $72.7 million of the employer portion of social security payroll taxes incurred from March 27, 2020 through December 31, 2020 pursuant to the CARES Act. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. Pursuant to the Purchase Agreement providing for the sale of 80% of the Company's equity in its Health Care Services segment, its net cash proceeds at closing will include a reduction for the $8.9 million of deferred payroll tax payments related to its Health Care Services segment. The Company expects to pay approximately $32 million of the deferred payments in both December 2021 and 2022.

•The Company is eligible to claim the employee retention credit for certain of its associates under the CARES Act. The credit for 2020 is available to employers that fully or partially suspended operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19, and is equal to 50% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $5,000 per employee. During the first quarter of 2021, the Company recognized $9.0 million of employee retention credits on wages paid from March 12, 2020 through September 30, 2020 within other operating income. The credit was modified and extended by subsequent legislation for wages paid from January 1, 2021 through December 31, 2021, and the Company is assessing its eligibility to claim such credit. There can be no assurance that the Company will qualify for, or receive, credits in the amount or on the timing it expects.

In addition to the grants described above, during the three months ended March 31, 2021, the Company has received and recognized $0.9 million of other operating income from grants from other government sources.

The Company cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on its business, results of operations, cash flow, and liquidity, and its response efforts may continue to delay or negatively impact its strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in the Company's markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including the Company's ability to qualify for and satisfy the terms and conditions of financial relief; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and the Company's ability to adapt its sales and marketing efforts to meet that demand; the impact of COVID-19 on the Company's residents’ and their families’ ability to afford its resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of the Company's new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in the Company's communities; the duration and costs of the Company's response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, and other expenses; the impact of COVID-19 on the Company's ability to complete financings and refinancings of various assets, or other transactions (including dispositions and the pending sale of 80% of the equity in the Company's Health Care Services segment) or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in its debt and lease documents; increased regulatory requirements, including unfunded, mandatory testing; increased enforcement actions resulting from COVID-19; government action that may limit the Company's collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or the Company's response efforts.

4.  Acquisitions, Dispositions and Other Transactions

During the period from January 1, 2020 through March 31, 2021, the Company acquired 27 communities that the Company formerly leased, disposed of eight owned communities (including the conveyance of five communities to Ventas, Inc. ("Ventas")), and sold its ownership interest in its unconsolidated entry fee CCRC Venture (the "CCRC Venture") with Healthpeak Properties, Inc. ("Healthpeak"), and the Company's triple-net lease obligations on five communities were terminated.

The Company expects to sell 80% of its equity in its Health Care Services segment, as described below. Additionally, one unencumbered community in the Assisted Living and Memory Care segment and one unencumbered community in the CCRCs segment were classified as held for sale, resulting in $14.0 million being recorded as assets held for sale within the condensed consolidated balance sheet for senior housing communities as of March 31, 2021.

The closings of the various pending and expected transactions described within this note are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Completed Dispositions of Owned Communities

During the three months ended March 31, 2021, the Company completed the sale of one owned community for cash proceeds of $2.7 million, net of transaction costs, and recognized a net gain on sale of assets of $0.5 million.

In addition to the conveyance of five communities to Ventas, during the year ended December 31, 2020, the Company completed the sale of two owned communities for cash proceeds of $38.1 million, net of transaction costs, and recognized a net gain on sale of assets of $2.7 million. These dispositions included the sale of one owned community during the three months ended March 31, 2020 for which the Company received cash proceeds of $5.5 million, net of transaction costs, and recognized a net gain on sale of assets of $0.2 million.

Pending Sale of Health Care Services

On February 24, 2021, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with affiliates of HCA Healthcare, Inc., providing for the sale of 80% of the Company’s equity in its Health Care Services segment for a purchase price of $400 million in cash, subject to certain adjustments set forth in the Purchase Agreement, including a reduction for the remaining outstanding balance as of the closing of Medicare advance payments and deferred payroll tax payments related to the Health Care Services segment, which were $75.2 million and $8.9 million respectively, as of March 31, 2021. The Purchase Agreement also contains certain agreed upon indemnities for the benefit of the purchaser. The closing of the sale transaction is anticipated to occur in the early second half of 2021, subject to receipt of applicable regulatory approvals and satisfaction of other customary closing conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, at closing of the transaction, the Company will retain a 20% equity interest in the business.

The assets and liabilities of the Health Care Services segment are included within assets held for sale and liabilities held for sale, respectively, within the Company’s condensed consolidated balance sheet as of March 31, 2021. As of March 31, 2021, assets held for sale and liabilities held for sale of the Health Care Services segment consisted of the following:

(in thousands)
Accounts receivable, net	$62,401
Property, plant and equipment and leasehold intangibles, net	1,964
Operating lease right-of-use assets	9,688
Goodwill	126,810
Prepaid expenses and other assets, net	32,722
Assets held for sale	$233,585

Trade accounts payable	$1,201
Accrued expenses	30,030
Refundable fees and deferred revenue	75,223
Operating lease obligations	9,688
Liabilities held for sale	$116,142

Refer to Note 16 for selected financial data for the Health Care Services segment.

5.  Fair Value Measurements

Marketable Securities

As of March 31, 2021, marketable securities of $134.9 million are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

Debt

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding long-term debt with a carrying amount of approximately $3.9 billion as of both March 31, 2021 and December 31, 2020. Fair value of the long-term debt approximates carrying amount in all periods presented. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

Asset Impairment Expense

The following is a summary of asset impairment expense.

	Three Months Ended March 31,
(in millions)	2021	2020
Operating lease right-of-use assets	$9.0	$65.7
Property, plant and equipment and leasehold intangibles, net	1.7	11.0
Investment in unconsolidated ventures	—	1.5
Asset impairment	$10.7	$78.2

6.  Revenue

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by payor source as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. Resident fee revenue by payor source and reportable segment is as follows:

	Three Months Ended March 31, 2021
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$118,322	$370,494	$52,213	$337	$541,366
Government reimbursement	460	16,444	12,487	67,465	96,856
Other third-party payor programs	—	—	7,079	19,049	26,128
Total resident fee revenue	$118,782	$386,938	$71,779	$86,851	$664,350

	Three Months Ended March 31, 2020
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$135,290	$440,613	$64,703	$170	$640,776
Government reimbursement	572	16,866	19,405	73,689	110,532
Other third-party payor programs	—	—	10,439	20,960	31,399
Total resident fee revenue	$135,862	$457,479	$94,547	$94,819	$782,707

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

The Company had total deferred revenue (included within refundable fees and deferred revenue, liabilities held for sale, and other liabilities within the condensed consolidated balance sheets) of $146.0 million and $138.3 million, including $30.1 million and $21.1 million of monthly resident fees billed and received in advance, as of March 31, 2021 and December 31, 2020, respectively. Such amount of total deferred revenue as of both March 31, 2021 and December 31, 2020 also included $87.5 million received in the year ended December 31, 2020 under a temporary expansion of the Accelerated and Advance Payment Program administered by CMS. Refer to Note 3 for additional information on such program. For the three months ended March 31, 2021 and 2020, the Company recognized $30.8 million and $48.3 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2021 and 2020, respectively.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

As of March 31, 2021 and December 31, 2020, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Land	$504,698	$505,298
Buildings and improvements	5,222,741	5,215,460
Furniture and equipment	953,773	945,783
Resident and leasehold operating intangibles	305,960	307,071
Construction in progress	64,003	61,491
Assets under financing leases and leasehold improvements	1,534,468	1,523,055
Property, plant and equipment and leasehold intangibles	8,585,643	8,558,158
Accumulated depreciation and amortization	(3,567,234)	(3,490,098)
Property, plant and equipment and leasehold intangibles, net	$5,018,409	$5,068,060

Assets under financing leases and leasehold improvements includes $0.4 billion of financing lease right-of-use assets, net of accumulated amortization, as of both March 31, 2021 and December 31, 2020. Refer to Note 10 for further information on the Company's financing leases.

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $83.9 million and $90.7 million for the three months ended March 31, 2021 and 2020, respectively.

8.  Goodwill

The Company's Independent Living and Health Care Services segments had a carrying value of goodwill of $27.3 million and $126.8 million, respectively, as of both March 31, 2021 and December 31, 2020. The goodwill of the Health Care Services segment is included within assets held for sale within the Company’s condensed consolidated balance sheet as of March 31, 2021.

9.  Debt

Long-term debt consists of the following:

(in thousands)	March 31, 2021	December 31, 2020
Fixed mortgage notes payable due 2022 through 2047; weighted average interest rate of 4.17% and 4.18% as of March 31, 2021 and December 31, 2020, respectively	$2,334,151	$2,366,996
Variable mortgage notes payable due 2022 through 2030, weighted average interest rate of 2.46% and 2.49% as of March 31, 2021 and December 31, 2020, respectively	1,524,496	1,529,935
Other notes payable due 2021 to 2025; weighted average interest rate of 7.79% and 8.98% as of March 31, 2021 and December 31, 2020, respectively	57,468	46,557
Debt discount and deferred financing costs, net	(26,324)	(27,500)
Total long-term debt	3,889,791	3,915,988
Current portion	224,890	68,885
Total long-term debt, less current portion	$3,664,901	$3,847,103

As of March 31, 2021, 97.9%, or $3.8 billion of the Company's total debt obligations represented non-recourse property-level mortgage financings.

As of March 31, 2021, $69.9 million of letters of credit and no cash borrowings were outstanding under the Company's $80.0 million secured credit facility. The Company also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of March 31, 2021 under which $13.6 million had been issued as of that date.

Financial Covenants

Certain of the Company's debt documents contain restrictions and financial covenants, such as those requiring the Company to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. In addition, the Company's debt documents generally contain non-financial covenants, such as those requiring the Company to comply with Medicare or Medicaid provider requirements and maintain insurance coverage.

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

As of March 31, 2021, the Company is in compliance with the financial covenants of its debt agreements.

10.  Leases

As of March 31, 2021, the Company operated 301 communities under long-term leases (235 operating leases and 66 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of March 31, 2021, the Company is in compliance with the financial covenants of its long-term leases.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and net cash outflows from leases is as follows:

	Three Months Ended March 31,
Operating Leases (in thousands)	2021	2020
Facility operating expense	$4,842	$4,850
Facility lease expense	44,418	64,481
Operating lease expense	49,260	69,331
Operating lease expense adjustment (1)	4,664	6,733
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(7,563)	(4,088)
Operating net cash outflows from operating leases	$46,361	$71,976

(1)Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense recognized in accordance with Accounting Standards Codification 842, Leases ("ASC 842").

	Three Months Ended March 31,
Financing Leases (in thousands)	2021	2020
Depreciation and amortization	$7,630	$9,144
Interest expense: financing lease obligations	11,383	13,282
Financing lease expense	$19,013	$22,426

Operating cash flows from financing leases	$11,383	$13,282
Financing cash flows from financing leases	4,789	5,087
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	(1,389)	(1,739)
Total net cash outflows from financing leases	$14,783	$16,630

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases (excluding minimum lease payments related to $9.7 million of operating lease obligations included within liabilities held for sale) recognized on the condensed consolidated balance sheet as of March 31, 2021 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
2021 (nine months)	$151,681	$48,807
2022	203,946	65,609
2023	192,625	66,341
2024	193,377	67,553
2025	191,131	57,595
Thereafter	280,960	109,684
Total lease payments	1,213,720	415,589
Purchase option liability and non-cash gain on future sale of property	—	413,617
Imputed interest and variable lease payments	(276,070)	(270,052)
Total lease obligations	$937,650	$559,154

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

In June 2020, the Company and several current and former executive officers were named as defendants in a putative class action lawsuit alleging violations of the federal securities laws filed in the federal court for the Middle District of Tennessee. The lawsuit asserts that the defendants made material misstatements and omissions concerning the Company's business, operational and compliance policies that caused the Company's stock price to be artificially inflated between August 2016 and April 2020. While the Company cannot predict with certainty the result of this or any other legal proceedings, the Company believes the allegations in the suit are without merit and does not expect this matter to have a material adverse effect on the Company's financial condition, results of operations, or cash flows. In October 2020 and April 2021, alleged stockholders of the Company filed separate stockholder derivative lawsuits in the federal court for the Middle District of Tennessee, asserting claims on behalf of the Company against certain current and former officers and directors for alleged breaches of duties owed to the Company. The complaints refer to the securities lawsuit described above and incorporate substantively similar allegations.

12.  Stock-Based Compensation

Grants of restricted stock and restricted stock units under the Company's 2014 Omnibus Incentive Plan were as follows:

(in thousands, except for per share and unit amounts)	Restricted Stock and Restricted Stock Unit Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2021	1,961	$5.09	$9,988

13.  Earnings Per Share

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

The following table summarizes the computation of basic and diluted earnings (loss) per share amounts presented in the condensed consolidated statement of operations:

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2021	2020
Income attributable to common stockholders:
Net income (loss)	$(108,285)	$369,515

Weighted average shares outstanding - basic	184,011	184,186
Effect of dilutive securities - Unvested restricted stock, restricted stock units, and warrants	—	336
Weighted average shares outstanding - diluted	184,011	184,522
Basic earnings (loss) per common share:
Net income (loss) per share attributable to common stockholders	$(0.59)	$2.01
Diluted earnings (loss) per common share:
Net income (loss) per share attributable to common stockholders	$(0.59)	$2.00

For the purposes of computing diluted EPS, weighted average shares outstanding do not include potentially dilutive securities that are anti-dilutive under the treasury stock method, and performance-based equity awards are included based on the attainment of the applicable performance metrics as of the end of the reporting period. The following potentially dilutive securities were excluded from the computation of diluted EPS:

	Three Months Ended March 31,
(in millions)	2021(1)	2020
Non-performance-based restricted stock and restricted stock units	6.2	6.9
Performance-based restricted stock and restricted stock units	0.4	1.8
Warrants	16.3	—

(1)As a result of the net loss reported for the period, all unvested restricted stock, restricted stock units, and potential shares issuable under warrants were antidilutive for the period and as such were not included in the computation of diluted weighted average shares outstanding.

14.  Income Taxes

The difference between the Company's effective tax rate for the three months ended March 31, 2021 and 2020 was primarily due to the tax impact of the multi-part transaction with Healthpeak that occurred in the three months ended March 31, 2020. The impact represented the tax expense recorded on the gain of the sale of the Company's interest in the CCRC Venture offset by a decrease in the valuation allowance that was a direct result of the multi-part transaction with Healthpeak.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $25.2 million as a result of the operating loss for the three months ended March 31, 2021, which was offset by a proportionate increase in the valuation allowance of $25.5 million. The Company recorded an aggregate deferred federal, state, and local tax expense of $90.9 million for the three months ended March 31, 2020. The expense included $93.1 million as a result of the gain on the sale of the Company's interest in the CCRC Venture offset by a benefit of $2.2 million as a result of the operating losses (exclusive of the CCRC Venture sale) for the three months ended March 31, 2020. The expense for the three months ended March 31, 2020 was offset by a reduction in the valuation allowance of $112.6 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of March 31, 2021 and December 31, 2020 was $406.5 million and $381.0 million, respectively.

The increase in the valuation allowance for the three months ended March 31, 2021 is the result of current operating losses during the three months ended March 31, 2021. The change in the valuation allowance for the three months ended March 31, 2020 was primarily the result of a reduction in the Company’s valuation allowance of $117.6 million as a result of the Healthpeak transaction offset by the anticipated reversal of future tax liabilities offset by future tax deductions.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three months ended March 31, 2021 and 2020 which are included in income tax expense or benefit for the period. As of March 31, 2021, tax returns for years 2017 through 2019 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

15.  Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2021	2020
Supplemental Disclosure of Cash Flow Information:
Interest paid	$47,129	$59,479
Income taxes paid, net of refunds	904	957

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$27,450	$60,556
Capital expenditures - development, net	1,521	3,900
Capital expenditures - non-development - reimbursable	8,951	5,827
Trade accounts payable	2,439	(898)
Net cash paid	$40,361	$69,385
Acquisition of communities from Healthpeak:
Property, plant and equipment and leasehold intangibles, net	$—	$286,734
Operating lease right-of-use assets	—	(63,285)
Financing lease obligations	—	129,196
Operating lease obligations	—	74,335
Loss (gain) on debt modification and extinguishment, net	—	(19,731)
Net cash paid	$—	$407,249
Acquisition of other assets, net of related payables and cash received:
Property, plant and equipment and leasehold intangibles, net	$—	$179
Financing lease obligations	—	39,260
Net cash paid	$—	$39,439

Proceeds from sale of CCRC Venture, net:
Investments in unconsolidated ventures	$—	$(14,848)
Current portion of long-term debt	—	34,706
Accrued expenses	—	(5,025)
Other liabilities	—	60,748
Loss (gain) on sale of assets, net	—	(370,745)
Net cash received	$—	$(295,164)
Proceeds from sale of other assets, net:
Prepaid expenses and other assets, net	$—	$(1,261)
Assets held for sale	(2,125)	(5,274)
Property, plant and equipment and leasehold intangibles, net	(597)	—
Other liabilities	74	(824)
Loss (gain) on sale of assets, net	(1,112)	(2,094)
Net cash received	$(3,760)	$(9,453)

Supplemental Schedule of Non-cash Operating, Investing, and Financing Activities:
Healthpeak master lease modification:
Property, plant and equipment and leasehold intangibles, net	$—	$(57,462)
Operating lease right-of-use assets	—	88,044
Financing lease obligations	—	70,874
Operating lease obligations	—	(101,456)
Net	$—	$—
Other non-cash lease transactions, net:
Property, plant and equipment and leasehold intangibles, net	$—	$(9,441)
Operating lease right-of-use assets	16,721	—
Financing lease obligations	—	9,516
Operating lease obligations	(16,721)	—
Other liabilities	—	(75)
Net	$—	$—

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

(in thousands)	March 31, 2021	December 31, 2020
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$303,952	$380,420
Restricted cash	26,503	28,059
Long-term restricted cash	71,468	56,669
Total cash, cash equivalents, and restricted cash	$401,923	$465,148

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

Independent Living. The Company's Independent Living segment includes owned or leased communities that are primarily designed for middle to upper income seniors who desire to live in a residential setting that feels like home, without the efforts of ownership. The majority of the Company's independent living communities consist of both independent and assisted living units in a single community, which allows residents to age-in-place by providing them with a broad continuum of senior independent and assisted living services to accommodate their changing needs.

Assisted Living and Memory Care. The Company's Assisted Living and Memory Care segment includes owned or leased communities that offer housing and 24-hour assistance with activities of daily living for mid-acuity and frail elderly residents. The Company's assisted living and memory care communities include both freestanding, multi-story communities, as well as smaller freestanding, single story communities. The Company also provides memory care services at freestanding memory care communities that are specially designed for residents with Alzheimer's disease and other dementias.

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

The following table sets forth selected segment financial data:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue and other operating income:
Independent Living(1)(2)	$120,146	$135,862
Assisted Living and Memory Care(1)(2)	392,042	457,479
CCRCs(1)(2)	73,463	94,547
Health Care Services(1)(2)	89,434	94,819
Management Services(3)	74,360	231,432
Total revenue and other operating income	$749,445	$1,014,139
Segment operating income:(4)
Independent Living	$37,329	$51,414
Assisted Living and Memory Care	71,433	132,001
CCRCs	7,608	19,931
Health Care Services	2,403	(9,121)
Management Services	8,566	108,715
Total segment operating income	127,339	302,940
General and administrative expense (including non-cash stock-based compensation expense)	49,943	54,595
Facility operating lease expense	44,418	64,481
Depreciation and amortization	83,891	90,738

Asset impairment:
Independent Living	520	31,317
Assisted Living and Memory Care	9,642	32,798
CCRCs	515	12,173
Corporate and Management Services	—	1,938
Income (loss) from operations	$(61,590)	$14,900

	As of
(in thousands)	March 31, 2021	December 31, 2020
Total assets:
Independent Living	$1,399,489	$1,419,838
Assisted Living and Memory Care	3,740,476	3,787,611
CCRCs	728,621	738,121
Health Care Services	233,585	233,178
Corporate and Management Services	643,982	723,010
Total assets	$6,746,153	$6,901,758

(1)All revenue is earned from external third parties in the United States.

(2)The Independent Living, Assisted Living and Memory Care, CCRCs, and Health Care Services segments include $1.4 million, $5.1 million, $1.7 million, and $2.6 million respectively, for the three months ended March 31, 2021 of other operating income recognized for the credits or grants pursuant to the Employee Retention Credit, Provider Relief Fund, and other government sources, as described in Note 3. Allocations to the applicable segment generally reflect the credits earned by the segment, the segment’s receipt and acceptance of the grant, or the segment’s proportional utilization of the grant.

(3)Management services segment revenue includes management fees and reimbursements of costs incurred on behalf of managed communities.

(4)Segment operating income is defined as segment revenues and other operating income less segment facility operating expenses (excluding facility depreciation and amortization) and costs incurred on behalf of managed communities.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," or other similar words or expressions. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the impacts of the COVID-19 pandemic, including the response efforts of federal, state, and local government authorities, businesses, individuals, and us on our business, results of operations, cash flow, liquidity, and our strategic initiatives, including plans for future growth, which will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence of the disease, the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets, the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups, government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief, perceptions regarding the safety of senior living communities during and after the pandemic, changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand, the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19, changes in the acuity levels of our new residents, the disproportionate impact of COVID-19 on seniors generally and those residing in our communities, the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, and other expenses, the impact of COVID-19 on our ability to complete financings and refinancings of various assets, or other transactions (including dispositions and our pending Health Care Services transaction) or to generate sufficient cash flow to cover required interest and lease payments and to satisfy financial and other covenants in our debt and lease documents, increased regulatory requirements, including unfunded, mandatory testing, increased enforcement actions resulting from COVID-19, government action that may limit our collection or discharge efforts for delinquent accounts, and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts; events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the impact of ongoing healthcare reform efforts; the effects of senior housing construction and development, lower industry occupancy (including due to the pandemic), and increased competition; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease, including due to the pandemic; limits on our ability to use net operating loss carryovers to reduce future tax payments; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to complete pending or expected disposition, acquisition, or other transactions (including our pending Health Care Services transaction) on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; delays in obtaining regulatory approvals; disruptions in the financial markets or decreases in the appraised values or performance of our communities that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; our ability to generate sufficient cash flow to cover required interest and long-term lease payments and to fund our planned capital projects; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the effect of our indebtedness and long-term leases on our liquidity; the potential phasing out of LIBOR which may increase the costs of our debt obligations; our ability to obtain additional capital on terms acceptable to us; departures of key officers and potential disruption caused by changes in management; increased competition for or a shortage of personnel (including due to the pandemic), wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us, including class action and stockholder derivative complaints; the cost and difficulty of complying with increasing and evolving regulation; costs to respond to, and adverse determinations resulting from, government reviews, audits and investigations; unanticipated costs to comply with legislative or regulatory developments; the risks associated with current global economic conditions and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, costs of salaries, wages, benefits, and insurance, interest rates, and tax rates; the impact of seasonal contagious illness or an outbreak of COVID-19 or other contagious disease in the markets in which we operate; actions of activist stockholders, including a proxy contest; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

As of March 31, 2021, we are the largest operator of senior living communities in the United States based on total capacity, with 695 communities in 42 states and the ability to serve approximately 60,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). We also offer a range of home health, hospice, and outpatient therapy services to more than 16,000 patients as of that date.

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

COVID-19 Pandemic Update

The United States broadly continues to experience the COVID-19 pandemic, which has significantly disrupted, and likely will continue to significantly disrupt for some period, the senior living industry and our business. Due to the average age and prevalence of chronic medical conditions among our residents and patients, they generally are at disproportionately higher risk of hospitalization and adverse outcomes if they contract COVID-19. The health and wellbeing of our residents, patients, and associates is and has been our highest priority as we continue to serve and care for seniors through the pandemic. In addition to the updates below, readers are directed to the "COVID-19 Pandemic" section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 for more information about the impact of the pandemic and our response efforts on our business, results of operations, and financial condition.

Vaccine Clinics Completed. We elected to work with CVS Health Corporation ("CVS") to administer vaccinations on site to our residents and associates through the Pharmacy Partnership for Long-Term Care Program offered through the U.S. Centers for Disease Control and Prevention ("CDC"). We worked extensively to prepare for and host CVS clinics as quickly as possible among our approximately 700 communities, which included extensive planning, gathering insurance information, obtaining consents, scheduling appointments, holding educational sessions with residents, families, and associates, detailed coordination of traffic flow, and staffing observation areas. We hosted our first clinics on December 18, 2020 and had completed at least three vaccine clinics at all of our communities by April 9, 2021. Through April 30, 2021, our resident vaccine acceptance rate was 93%, and our COVID-19 positive resident caseload had decreased by 97% since the peak in mid-December 2020. We continue to promote vaccine acceptance among our residents and associates and to work with state and local resources, including local health departments and pharmacies, to ensure our residents and associates can access the vaccine.

Community Restrictions. To help protect our residents, patients, and associates from contracting COVID-19, we imposed significant restrictions at our communities beginning in March 2020, including closing our communities to visitors and prospective residents, and in some cases restricting new resident move-ins, suspending group outings, modifying communal dining and programming to comply with social distancing and other regulatory guidelines and, in most cases, implementing in-room only dining and activities programming, requesting that residents refrain from leaving the community unless medically necessary, and requiring new residents and residents returning from a hospital or nursing home to isolate in their apartment for fourteen days. We have adopted a framework for determining when to ease restrictions at each of our communities based on several criteria, including regulatory requirements and guidance, completion of baseline testing at the community, and the presence of current confirmed COVID-19 positive cases. We may revert to more restrictive measures if the pandemic worsens, as necessary to comply with regulatory requirements, or at the direction of state or local health authorities. As of December 31, 2020, 89% of our communities were accepting new move-ins. With lower caseloads, restrictions on visits have been relaxed, and as of April 30, 2021, 100% of our communities have opened for visitors and new prospects.

Occupancy and Demand. According to data from the National Investment Center for the Seniors Housing & Care Industry ("NIC"), seniors housing occupancy again decreased to a record low for the first quarter of 2021. In our consolidated seniors housing portfolio, our monthly net move-ins and move-outs turned positive in March 2021 for the first time since the pandemic began. Move-ins increased sequentially each month during the first quarter of 2021 and increased 29% for the first quarter of 2021 compared to the fourth quarter of 2020. Our consolidated senior housing portfolio’s weighted average occupancy decreased 310 basis points for the first quarter of 2021 from the fourth quarter of 2020. Weighted average occupancy for March 2021 increased slightly sequentially and for April 2021 increased 50 basis points sequentially, after having declined sequentially each month from March 2020 through February 2021. The table below sets forth our consolidated occupancy trend during the pandemic.

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	January 2021	February 2021	March 2021	April 2021
Weighted average occupancy	83.2%	78.7%	75.3%	72.7%	69.6%	70.0%	69.4%	69.4%	69.9%
Month-end occupancy	82.2%	77.8%	75.0%	71.5%	70.6%	70.4%	70.1%	70.6%	71.1%

We cannot predict with reasonable certainty whether or when demand for senior living communities will return to pre-COVID-19 levels or the extent to which the pandemic’s effect on demand may adversely affect the amount of resident fees we are able to collect from our residents.

Lost Revenue. Compared to our pre-pandemic expectations for fiscal 2020, we estimate that the pandemic, including the related restrictions at our communities, resulted in $117.5 million of lost resident fee revenue for the first quarter of 2021. Estimated lost resident fee revenue for the first quarter of 2021 includes $94.2 million in our consolidated senior housing portfolio and $23.3 million for our Health Care Services segment. On a cumulative basis, we estimate that the pandemic has resulted in approximately $400 million of lost resident fee revenue compared to our pre-pandemic expectations for fiscal 2020.

Pandemic-Related Expenses. We incurred $27.3 million of facility operating expense during the first quarter of 2021 for incremental direct costs to respond to the pandemic. Such costs include those for: acquisition of additional PPE, medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers compensation, and health plan expense; increased expense for general liability claims; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. On a cumulative basis, we have incurred $152.9 million of pandemic-related facility operating expense since the beginning of fiscal 2020. We also recorded non-cash impairment charges in our operating results of $9.0 million for the three months ended March 31, 2021, for our operating lease right-of-use assets, primarily due to the COVID-19 pandemic and lower than expected operating performance at communities with impaired assets.

Liquidity. As of March 31, 2021, our total liquidity was $438.9 million, consisting of $304.0 million of unrestricted cash and cash equivalents and $134.9 million of marketable securities. Our cash flows from operations, excluding management agreement termination fees and the impact of the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") funding, have been insufficient to cover our operating expenses, capital expenditures, and required interest and lease payments during the pandemic. However, we were able to satisfy our liquidity needs over such period utilizing a portion of our preexisting liquidity, together with CARES Act funding. We currently estimate that our cash flows from operations, together with cash balances on hand, cash equivalents, marketable securities, and proceeds from the pending sale of 80% of the equity in our Health Care Services segment will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to seek opportunities to enhance and preserve our liquidity, including through maintaining expense discipline and increasing occupancy, continuing to evaluate our financing structure and the state of debt markets, and seeking further government-sponsored financial relief related to the pandemic. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, that our efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief, or that the closing of the pending transaction will be completed in accordance with our expectations, or at all, or generate cash proceeds to us in the amount we anticipate.

Financial Relief. The CARES Act, signed into law on March 27, 2020, and Paycheck Protection Program and Health Care Enhancement Act, signed into law on April 24, 2020, provide liquidity and financial relief to certain businesses, among other things. Certain impacts of such programs are provided below.

•During the first quarter of 2021, we accepted $0.8 million of cash from grants from the Public Health and Social Services Emergency Fund ("Provider Relief Fund") administered by the U.S. Department of Health and Human Services ("HHS"), under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The grants represented incentive payments made pursuant to the Nursing Home Infection Control Distribution, which related to our skilled nursing care provided through our CCRCs. HHS continues to evaluate future allocations under the Provider Relief Fund and the regulation and guidance regarding grants made under the Provider Relief Fund. We intend to pursue additional funding that may become available. There can be no assurance that we will qualify for, or receive, such future grants in the amount we expect, that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by HHS, or that future funding programs will be made available for which we qualify.

•During the year ended December 31, 2020, we received $87.5 million under the Accelerated and Advance Payment Program administered by CMS, $75.2 million of which related to our Health Care Services segment and $12.3 million related to our CCRCs segment. Recoupment of advanced payments will begin one year after payments were issued at a rate of 25% of Medicare payments for the first eleven months following the anniversary of issuance and at a rate of 50% of Medicare payments for the next six months. Any outstanding balance of advanced payments will be due following such recoupment period. Pursuant to the Purchase Agreement providing for the sale of 80% of our equity in our Health Care Services segment (as described below), our net cash proceeds at closing will include a reduction for the then outstanding balance of such advanced payments related to our Health Care Services segment. We expect recoupment of approximately $6 million of advanced payments related to our CCRCs segment during 2021, beginning in the second quarter.

•During fiscal 2020, we deferred payment of $72.7 million of the employer portion of social security payroll taxes incurred from March 27, 2020 through December 31, 2020 pursuant to the CARES Act. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. Pursuant to the Purchase Agreement providing for the sale of 80% of our equity in our Health Care Services segment, our net cash proceeds at closing will include a reduction for the $8.9 million of deferred payroll tax payments related to our Health Care Services segment. We expect to pay approximately $32 million of the deferred payments in both December 2021 and 2022.

•We are eligible to claim the employee retention credit for certain of our associates under the CARES Act. The credit for 2020 is available to employers that fully or partially suspended operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19, and is equal to 50% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $5,000 per employee. During the first quarter of 2021, we recognized $9.0 million of employee retention credits on wages paid from March 12, 2020 to September 30, 2020 within other operating income. The credit was modified and extended by subsequent legislation for wages paid from January 1, 2021 through December 31, 2021, and we are assessing our eligibility to claim such credit. There can be no assurance that we will qualify for, or receive, credits in the amount or on the timing we expect.

In addition to the grants described above, during the three months ended March 31, 2021, we received and recognized $0.9 million of other operating income from grants from other government sources.

We cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on our business, results of operations, cash flow, and liquidity, and our response efforts may continue to delay or negatively impact our strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, and other expenses; the impact of COVID-19 on our ability to complete financings and refinancings of various assets or other transactions (including dispositions and the pending sale of 80% of the equity in our Health Care Services segment) or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements, including unfunded, mandatory testing; increased enforcement actions resulting from COVID-19; government action that may limit our collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.

Transaction Activity

During the period from January 1, 2020 through March 31, 2021, we terminated triple-net obligations on an aggregate of 32 communities (2,890 units), including through the acquisition of 27 formerly leased communities (2,453 units), we sold three owned communities (417 units), and we sold our ownership interest in our unconsolidated entry fee CCRC venture (the "CCRC Venture") with Healthpeak Properties, Inc. ("Healthpeak"). On July 26, 2020, we entered into definitive agreements with Ventas, Inc. ("Ventas") to restructure our 120 community (10,174 units) triple-net master lease arrangements. In addition, we conveyed to Ventas five communities (471 units) and manage the communities following the closing. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 for more details regarding the terms of significant transactions that occurred prior to 2021.

During the three months ended March 31, 2021, we completed the sale of one owned community (42 units) for cash proceeds of $2.7 million, net of transaction costs, and for which we recognized a net gain on sale of assets of $0.5 million.

During the next twelve months, we expect to sell 80% of our equity in our Health Care Services segment and to close on the disposition of two owned unencumbered communities (207 units) classified as held for sale as of March 31, 2021. We also anticipate terminations of certain of our management arrangements with third parties as we transition to new operators our management on certain communities.

The closings of the various pending and expected transactions described herein are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Pending Sale of Health Care Services

On February 24, 2021, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with affiliates of HCA Healthcare, Inc. ("HCA Healthcare"), providing for the sale of 80% of our equity in our Health Care Services segment for a purchase price of $400 million in cash, subject to certain adjustments set forth in the Purchase Agreement, including a reduction for the remaining outstanding balance as of the closing of Medicare advance payments and deferred payroll tax payments related to the Health Care Services segment, which were $75.2 million and $8.9 million, respectively, as of March 31, 2021. We expect our net cash proceeds at the closing will be approximately $300 million, subject to the timing of closing with respect to the adjustments set forth in the Purchase Agreement. The Purchase Agreement also contains certain agreed upon indemnities for the benefit of the purchaser. The closing of the sale transaction is anticipated to occur in the early second half of 2021, subject to receipt of applicable regulatory approvals and satisfaction of other customary closing conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, at closing of the transaction, we will retain a 20% equity interest in the business. Upon closing, we expect that the results and financial position of our Health Care Services segment will be deconsolidated from our financial statements and that our interest in the joint venture will be accounted for under the equity method of accounting. We anticipate that the sale transaction will utilize a portion of our federal net operating loss carryforwards to offset the expected taxable gain on such transaction.

Results of Operations

As of March 31, 2021, our total operations included 695 communities with a capacity to serve approximately 60,000 residents. As of that date we owned 349 communities (31,819 units), leased 301 communities (21,127 units), and managed 45 communities (6,652 units). The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q. The results of operations for any particular period are not necessarily indicative of results for any future period. Transactions completed during the period of January 1, 2020 to March 31, 2021 affect the comparability of our results of operations.

We use the operating measures described below in connection with operating and managing our business and reporting our results of operations.
•Senior housing operating results and data presented on a same community basis reflect results and data of a consistent population of communities by excluding the impact of changes in the composition of our portfolio of communities. The operating results exclude natural disaster expense and related insurance recoveries. We define our same community portfolio as communities consolidated and operational for the full period in both comparison years. Consolidated communities excluded from the same community portfolio include communities acquired or disposed of since the beginning of the prior year, communities classified as assets held for sale, certain communities planned for disposition, certain communities that have undergone or are undergoing expansion, redevelopment, and repositioning projects, and certain communities that have experienced a casualty event that significantly impacts their operations. Our management uses same community operating results and data for decision making, and we believe such results and data provide useful information to investors, because it enables comparisons of revenue, expense, and other operating measures for a consistent portfolio over time without giving effect to the impacts of communities that were not consolidated and operational for the comparison periods, communities acquired or disposed during the comparison periods (or planned for disposition), and communities with results that are or likely will be impacted by completed or in-process development-related capital expenditure projects. As presented herein, same community results include the direct costs incurred to respond to the COVID-19 pandemic.

•RevPAR, or average monthly senior housing resident fee revenue per available unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding Health Care Services segment revenue, revenue from private duty services provided to seniors living outside of our communities, and entrance fee amortization), divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period. We measure RevPAR at the consolidated level, as well as at the segment level with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments. Our management uses RevPAR for decision making, and we believe the measure provides useful information to investors, because the measure is an indicator of senior housing resident fee revenue performance that reflects the impact of both senior housing occupancy and rate.

•RevPOR, or average monthly senior housing resident fee revenue per occupied unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding Health Care Services segment revenue, revenue from private duty services provided to seniors living outside of our communities, and entrance fee amortization), divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period. We measure RevPOR at the consolidated level, as well as at the segment level with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments. Our management uses RevPOR for decision making, and we believe the measure provides useful information to investors, because it reflects the average amount of senior housing resident fee revenue we derive from an occupied unit per month without factoring occupancy rates. RevPOR is a significant driver of our senior housing revenue performance.

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

This section includes the non-GAAP performance measure Adjusted EBITDA. See "Non-GAAP Financial Measures" below for our definition of the measure and other important information regarding such measure, including reconciliations to the most comparable GAAP measure.

Comparison of Three Months Ended March 31, 2021 and 2020

Summary Operating Results

The following table summarizes our overall operating results for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020	Amount	Percent
Total resident fees and management fees revenue	$672,916	$891,422	$(218,506)	(24.5)%
Other operating income	10,735	—	10,735	NM
Facility operating expense	556,312	588,482	(32,170)	(5.5)%
Net income (loss)	(108,303)	369,497	(477,800)	NM
Adjusted EBITDA	34,981	185,069	(150,088)	(81.1)%

The decrease in total resident fees and management fees revenue was primarily attributable to a $118.4 million decrease in resident fees, including a 14.3% decrease in same community RevPAR, comprised of a 1,390 basis point decrease in same community weighted average occupancy and a 2.9% increase in same community RevPOR. Revenue for home health services decreased $9.6 million, as our home health average daily census decreased 16.9% compared to the prior year period primarily due to the COVID-19 pandemic and lower occupancy in our communities. Additionally, the disposition of 13 communities through sales and conveyances of owned communities and lease terminations since the beginning of the prior year period resulted in $15.3 million less in resident fees during the three months ended March 31, 2021 compared to the prior year period. Management fee revenue decreased $100.1 million primarily due to $100.0 million of management agreement termination fees recognized for the three months ended March 31, 2020 for the management agreement termination fee payment received from Healthpeak in connection with the sale of our ownership interest in the CCRC Venture.

During the three months ended March 31, 2021, we recognized $9.0 million of employee retention credits and $1.7 million of government grants as other operating income based on our estimates of our satisfaction of the conditions of the credits and grants during the period.

The decrease in facility operating expense was primarily attributable to a decrease in labor costs for home health services as a result of lower census and as we adjusted our home health services operational structure to better align our facility operating expenses and business model with the new Patient-Driven Grouping Model ("PDGM"), an alternate home health case-mix adjustment methodology with a 30-day unit of payment, which became effective beginning January 1, 2020. Additionally, the disposition of communities since the beginning of the prior year period resulted in $13.6 million less in facility operating expense during the three months ended March 31, 2021 compared to the prior year period. Same community facility operating expense decreased 1.0%, which was primarily due to decreases in food and supplies costs due to reduced occupancy during the period, partially offset by an increase in labor costs. Facility operating expense for the three months ended March 31, 2021 and 2020 includes $27.3 million and $10.0 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

The change in net income (loss) was primarily attributable to a $371.7 million decrease in net gain on sale of assets, primarily resulting from the sale of our interest in the CCRC Venture, as well as the net impact of the revenue, other operating income, and facility operating expense factors previously discussed, partially offset by a decrease in asset impairment expense compared to the prior year period.

The decrease in Adjusted EBITDA was primarily attributable to the net impact of the revenue (including the $100.0 million management agreement termination fee payment received from Healthpeak), other operating income, and facility operating expense factors previously discussed, partially offset by decreases in cash facility operating lease payments and general and administrative expense.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the three months ended March 31, 2021 and 2020, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount		Percent
Resident fees	$577,499	$687,888	$(110,389)		(16.0)%
Other operating income	$8,152	$—	$8,152		NM
Facility operating expense	$469,281	$484,542	$(15,261)		(3.1)%

Number of communities (period end)	650	661	(11)		(1.7)%
Number of units (period end)	52,946	54,037	(1,091)		(2.0)%
Total average units	52,971	54,184	(1,213)		(2.2)%
RevPAR	$3,631	$4,229	$(598)		(14.1)%
Occupancy rate (weighted average)	69.6%	83.2%	(1,360)	bps	n/a
RevPOR	$5,219	$5,085	$134		2.6%

Same Community Operating Results and Data
Resident fees	$551,467	$643,232	$(91,765)		(14.3)%
Other operating income	$7,554	$—	$7,554		NM
Facility operating expense	$446,339	$450,680	$(4,341)		(1.0)%

Number of communities	637	637	—		—
Total average units	50,455	50,458	(3)		—
RevPAR	$3,643	$4,249	$(606)		(14.3)%
Occupancy rate (weighted average)	69.5%	83.4%	(1,390)	bps	n/a
RevPOR	$5,244	$5,097	$147		2.9%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended March 31, 2021 and 2020, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount		Percent
Resident fees	$118,782	$135,862	$(17,080)		(12.6)%
Other operating income	$1,364	$—	$1,364		NM
Facility operating expense	$82,817	$84,448	$(1,631)		(1.9)%

Number of communities (period end)	68	68	—		—
Number of units (period end)	12,542	12,537	5		—
Total average units	12,539	12,529	10		0.1%
RevPAR	$3,158	$3,615	$(457)		(12.6)%
Occupancy rate (weighted average)	73.6%	87.1%	(1,350)	bps	n/a
RevPOR	$4,290	$4,151	$139		3.3%

Same Community Operating Results and Data
Resident fees	$115,625	$132,556	$(16,931)		(12.8)%
Other operating income	$1,327	$—	$1,327		NM
Facility operating expense	$80,367	$82,172	$(1,805)		(2.2)%

Number of communities	66	66	—		—
Total average units	12,161	12,159	2		—
RevPAR	$3,169	$3,634	$(465)		(12.8)%
Occupancy rate (weighted average)	73.6%	87.1%	(1,350)	bps	n/a
RevPOR	$4,307	$4,174	$133		3.2%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 1,350 basis point decrease in same community weighted average occupancy and a 3.2% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of reduced move-in activity related to the COVID-19 pandemic, including the related restrictions at our communities. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases.

The decrease in the segment's facility operating expense was primarily attributable to a decrease in the segment's same community facility operating expense, including decreases in food and supplies costs due to reduced occupancy during the period. The segment's facility operating expense for the three months ended March 31, 2021 and 2020 includes $3.0 million and $1.2 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended March 31, 2021 and 2020, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount		Percent
Resident fees	$386,938	$457,479	$(70,541)		(15.4)%
Other operating income	$5,104	$—	$5,104		NM
Facility operating expense	$320,609	$325,478	$(4,869)		(1.5)%

Number of communities (period end)	562	571	(9)		(1.6)%
Number of units (period end)	35,082	35,789	(707)		(2.0)%
Total average units	35,110	35,944	(834)		(2.3)%
RevPAR	$3,673	$4,242	$(569)		(13.4)%
Occupancy rate (weighted average)	68.3%	81.9%	(1,360)	bps	n/a
RevPOR	$5,376	$5,178	$198		3.8%

Same Community Operating Results and Data
Resident fees	$381,448	$444,269	$(62,821)		(14.1)%
Other operating income	$4,967	$—	$4,967		NM
Facility operating expense	$315,009	$316,338	$(1,329)		(0.4)%

Number of communities	556	556	—		—
Total average units	34,508	34,513	(5)		—
RevPAR	$3,685	$4,291	$(606)		(14.1)%
Occupancy rate (weighted average)	68.3%	82.2%	(1,390)	bps	n/a
RevPOR	$5,396	$5,221	$175		3.4%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 1,390 basis point decrease in same community weighted average occupancy and a 3.4% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of reduced move-in activity related to the COVID-19 pandemic, including the related restrictions at our communities. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases. Additionally, the disposition of 11 communities (869 units) since the beginning of the prior year period resulted in $7.3 million less in resident fees during the three months ended March 31, 2021 compared to the prior year period.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period which resulted in $7.0 million less in facility operating expense during the three months ended March 31, 2021 compared to the prior year period. The decrease in the segment's same community facility operating expense was primarily attributable to decreases in food and supplies costs due to reduced occupancy during the period, partially offset by an increase in labor costs. The segment's facility operating expense for the three months ended March 31, 2021 and 2020 includes $18.9 million and $7.7 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended March 31, 2021 and 2020, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount		Percent
Resident fees	$71,779	$94,547	$(22,768)		(24.1)%
Other operating income	$1,684	$—	$1,684		NM
Facility operating expense	$65,855	$74,616	$(8,761)		(11.7)%

Number of communities (period end)	20	22	(2)		(9.1)%
Number of units (period end)	5,322	5,711	(389)		(6.8)%
Total average units	5,322	5,711	(389)		(6.8)%
RevPAR	$4,473	$5,496	$(1,023)		(18.6)%
Occupancy rate (weighted average)	68.5%	82.4%	(1,390)	bps	n/a
RevPOR	$6,534	$6,669	$(135)		(2.0)%

Same Community Operating Results and Data
Resident fees	$54,394	$66,407	$(12,013)		(18.1)%
Other operating income	$1,260	$—	$1,260		NM
Facility operating expense	$50,963	$52,170	$(1,207)		(2.3)%

Number of communities	15	15	—		—
Total average units	3,786	3,786	—		—
RevPAR	$4,789	$5,847	$(1,058)		(18.1)%
Occupancy rate (weighted average)	67.1%	82.4%	(1,530)	bps	n/a
RevPOR	$7,133	$7,093	$40		0.6%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 1,530 basis point decrease in same community weighted average occupancy and a 0.6% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of reduced move-in activity related to the COVID-19 pandemic, including the related restrictions at our communities. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases, partially offset by a mix shift from less skilled nursing services within the segment. Additionally, the disposition of two communities (456 units) since the beginning of the prior year period resulted in $8.0 million less in resident fees during the three months ended March 31, 2021 compared to the prior year period.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $6.6 million less in facility operating expense during the three months ended March 31, 2021 compared to the prior year period and a decrease in the segment's same community facility operating expense. The decrease in the segment's same community facility operating expense was primarily attributable to decreases in healthcare supplies and food costs due to the reduced occupancy during the period and decreases in labor expense arising from fewer hours worked. The segment's facility operating expense for the three months ended March 31, 2021 and 2020 includes $4.0 million and $0.7 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Operating Results - Health Care Services Segment

The following table summarizes the operating results and data for our Health Care Services segment for the three months ended March 31, 2021 and 2020.

(in thousands, except census)	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
Resident fees	$86,851	$94,819	$(7,968)	(8.4)%
Other operating income	$2,583	$—	$2,583	NM
Facility operating expense	$87,031	$103,940	$(16,909)	(16.3)%

Home health average daily census	11,647	14,020	(2,373)	(16.9)%
Hospice average daily census	1,509	1,698	(189)	(11.1)%

The decrease in the segment's resident fees was primarily attributable to a decrease in revenue for home health services, as our home health average daily census decreased compared to the prior year period primarily due to the COVID-19 pandemic and lower occupancy in our communities.

The decrease in the segment's facility operating expense was primarily attributable to a decrease in labor costs for home health services as a result of the lower census and as we adjusted our home health services operational structure to better align our facility operating expenses and business model with the new payment model. The decrease in the segment's facility operating expense was partially offset by a $1.0 million increase in incremental direct costs to respond to the COVID-19 pandemic. The segment's facility operating expense for the three months ended March 31, 2021 and 2020 includes $1.4 million and $0.4 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

As described above, we expect to sell 80% of our equity in our Health Care Services segment pursuant to the Purchase Agreement with HCA Healthcare, which transaction is expected to occur in the early second half of 2021. Upon closing, we expect that the results and financial position of our Health Care Services segment will be deconsolidated from our financial statements.

Operating Results - Management Services Segment

The following table summarizes the operating results and data for our Management Services segment for the three months ended March 31, 2021 and 2020.

(in thousands, except communities and units)	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
Management fees	$8,566	$108,715	$(100,149)	(92.1)%
Reimbursed costs incurred on behalf of managed communities	$65,794	$122,717	$(56,923)	(46.4)%
Costs incurred on behalf of managed communities	$65,794	$122,717	$(56,923)	(46.4)%

Number of communities (period end)	45	80	(35)	(43.8)%
Number of units (period end)	6,652	11,033	(4,381)	(39.7)%
Total average units	8,258	13,325	(5,067)	(38.0)%

The decrease in management fees was primarily attributable to $100.0 million of management agreement termination fees recognized for the three months ended March 31, 2020 for the management agreement termination fee payment received from Healthpeak in connection with the sale of our ownership interest in the CCRC Venture. As of March 31, 2021, we have completed the transition of management arrangements on 55 net communities since the beginning of the prior year period, generally for management arrangements on certain former unconsolidated ventures in which we sold our interest and interim management arrangements on formerly leased communities. Management fees of $8.6 million for the three months ended March 31, 2021 include $4.6 million of management agreement termination fees and $2.0 million of other management fees attributable to communities for which our management agreements were terminated during such period, or we expect the terminations of our management agreements to occur in the next approximately 12 months.

The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended March 31, 2021 and 2020.

(in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
General and administrative expense	$49,943	$54,595	$(4,652)	(8.5)%
Facility operating lease expense	44,418	64,481	(20,063)	(31.1)%
Depreciation and amortization	83,891	90,738	(6,847)	(7.5)%
Asset impairment	10,677	78,226	(67,549)	(86.4)%
Interest income	421	1,455	(1,034)	(71.1)%
Interest expense	(48,607)	(56,360)	(7,753)	(13.8)%
Gain (loss) on debt modification and extinguishment, net	—	19,181	(19,181)	NM
Equity in earnings (loss) of unconsolidated ventures	(531)	(1,008)	477	47.3%
Gain (loss) on sale of assets, net	1,112	372,839	(371,727)	(99.7)%
Other non-operating income (loss)	1,644	2,662	(1,018)	(38.2)%
Benefit (provision) for income taxes	(752)	15,828	(16,580)	NM

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to a reduction in our corporate headcount as we scaled our general and administrative costs in connection with community dispositions and a reduction in our travel costs as we intentionally scaled back such activities. General and administrative expense includes transaction and organizational restructuring costs of $1.9 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily due to the Ventas lease portfolio restructuring during the prior year and lease termination activity since the beginning of the prior year period.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to disposition activity since the beginning of the prior year period and leasehold improvements for certain leased communities becoming fully depreciated since the beginning of the prior year period.

Asset Impairment. During the current year period, we recorded $10.7 million of non-cash impairment charges, primarily for right-of-use assets for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic and for natural disaster related property damage sustained at certain communities during the period. During the prior year period, we recorded $78.2 million of non-cash impairment charges, primarily for right-of-use assets for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic.

Interest Expense. The decrease in interest expense was primarily due to a decrease in interest expense on long-term debt, reflecting the impact of lower interest rates, and the acquisition of communities previously subject to financing leases since the beginning of the prior year period.

Gain (Loss) on Sale of Assets, Net. The decrease in gain on sale of assets, net was primarily due to a $370.7 million gain on sale of assets recognized for the sale of our ownership interest in the CCRC Venture during the prior year period.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended March 31, 2021 and 2020 was primarily due to the tax impact of the multi-part transaction with Healthpeak that occurred in the three months ended March 31, 2020. The impact represented the tax expense recorded on the gain of the sale of our interest in the CCRC Venture offset by a decrease in the valuation allowance that was a direct result of the multi-part transaction with Healthpeak.

We recorded an aggregate deferred federal, state, and local tax benefit of $25.2 million as a result of the operating loss for the three months ended March 31, 2021, which was offset by an increase in the valuation allowance of $25.5 million. We recorded an aggregate deferred federal, state, and local tax expense of $90.9 million, of which, $2.2 million was a result of the benefit on our operating loss for the three months ended March 31, 2020. The benefit was offset by $93.1 million of tax expense that was recorded on the sale of our interest in the CCRC Venture. The tax expense was offset by a decrease in the valuation allowance of $112.6 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of March 31, 2021 and December 31, 2020 was $406.5 million and $381.0 million, respectively.

Liquidity and Capital Resources

This section includes the non-GAAP liquidity measure Adjusted Free Cash Flow. See "Non-GAAP Financial Measures" below for our definition of the measure and other important information regarding such measure, including reconciliations to the most comparable GAAP measure.

Liquidity and Indebtedness

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the condensed consolidated statements of cash flows, and our Adjusted Free Cash Flow:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020	Amount	Percent
Net cash provided by (used in) operating activities	$(23,857)	$57,479	$(81,336)	NM
Net cash provided by (used in) investing activities	(3,806)	(247,927)	(244,121)	(98.5)%
Net cash provided by (used in) financing activities	(35,562)	347,250	(382,812)	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	(63,225)	156,802	(220,027)	NM
Cash, cash equivalents, and restricted cash at beginning of period	465,148	301,697	163,451	54.2%
Cash, cash equivalents, and restricted cash at end of period	$401,923	$458,499	$(56,576)	(12.3)%
Adjusted Free Cash Flow	$(50,674)	$5,182	$(55,856)	NM

The change in net cash provided by (used in) operating activities was attributable primarily to the $100.0 million management agreement termination fee payment received from Healthpeak in connection with the sale of our ownership interest in the CCRC Venture in the prior year period and a decrease in same community revenue compared to the prior year period. These changes were partially offset by a decrease in cash payments for accounts payable and accrued expenses compared to the prior year period.

The decrease in net cash used in investing activities was primarily attributable to $446.7 million of cash paid for the acquisition of communities during the prior year period, a $68.0 million increase in proceeds from sales and maturities of marketable securities, a $29.0 million decrease in cash paid for capital expenditures, and a $9.5 million decrease in purchases of marketable securities compared to the prior year period. These changes were partially offset by a $300.9 million decrease in net proceeds from the sale of assets compared to the prior year period.

The change in net cash provided by (used in) financing activities was primarily attributable to a $453.2 million decrease in debt proceeds compared to the prior year period and $166.4 million of draws on our former secured credit facility during the prior year period. These changes were partially offset by a $213.3 million decrease in repayment of debt and financing lease obligations, an $18.1 million decrease in cash paid for share repurchases, and a $5.7 million decrease in cash paid for financing costs compared to the prior year period.

The decrease in Adjusted Free Cash Flow was primarily attributable to the change in net cash provided by (used in) operating activities, partially offset by a $33.1 million decrease in non-development capital expenditures, net compared to the prior year period.

Our principal sources of liquidity have historically been from:

•cash balances on hand, cash equivalents, and marketable securities;
•cash flows from operations;
•proceeds from our credit facilities;
•funds generated through unconsolidated venture arrangements;
•proceeds from mortgage financing or refinancing of various assets;
•funds raised in the debt or equity markets; and
•proceeds from the disposition of assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity. During 2020, we also received cash grants and advanced Medicare payments under programs expanded or created under the CARES Act, and we have elected to utilize the CARES Act payroll tax deferral program, each as described above. As described above, we expect to sell 80% of our equity in our Health Care Services segment pursuant to the Purchase Agreement with HCA Healthcare, which transaction is expected to occur in the early second half of 2021, for expected net cash proceeds of approximately $300 million, subject to the timing of closing with respect to the adjustments set forth in the Purchase Agreement described above. We are evaluating the use of the net proceeds from the pending Health Care Services transaction.

Our liquidity requirements have historically arisen from:

•working capital;
•operating costs such as employee compensation and related benefits, severance costs, general and administrative expense, and supply costs;
•debt, interest, and lease payments;
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
•debt, interest, and lease payments;
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

We are highly leveraged and have significant debt and lease obligations. As of March 31, 2021, we had $3.9 billion of debt outstanding, at a weighted average interest rate of 3.6%. As of such date, 97.9%, or $3.8 billion of our total debt obligations represented non-recourse property-level mortgage financings. As of March 31, 2021, $1.4 billion of our long-term debt is variable rate debt subject to interest rate cap agreements. The remaining $128.0 million of our long-term variable rate debt is not subject to any interest rate cap agreements. As of March 31, 2021, $69.9 million of letters of credit and no cash borrowings were outstanding under our $80.0 million secured credit facility. We also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of March 31, 2021 under which $13.6 million had been issued as of that date.

As of March 31, 2021, we had $1.5 billion of operating and financing lease obligations. For the twelve months ending March 31, 2022, we will be required to make approximately $268.2 million of cash lease payments in connection with our existing operating and financing leases (excluding minimum lease payments related to $9.7 million of operating lease obligations included within liabilities held for sale).

Total liquidity of $438.9 million as of March 31, 2021 included $304.0 million of unrestricted cash and cash equivalents (excluding restricted cash and lease security deposits of $100.7 million in the aggregate) and $134.9 million of marketable securities. Total liquidity as of March 31, 2021 decreased $136.6 million from total liquidity of $575.5 million as of December 31, 2020. The decrease was primarily attributable to the negative $50.7 million of Adjusted Free Cash Flow and $38.3 million of payments of mortgage debt during the three months ended March 31, 2021.

As of March 31, 2021, our current liabilities exceeded current assets by $42.4 million. Included in our current liabilities is $224.9 million of the current portion of long term debt which we have historically refinanced in the normal course. Our current liabilities also include $160.4 million of the current portion of operating and financing lease obligations, for which the associated right-of-use assets are excluded from current assets on our condensed consolidated balance sheets.

We currently estimate that our cash flows from operations, together with cash balances on hand, cash equivalents, marketable securities, and proceeds from the pending sale of 80% of our equity in our Health Care Services segment will be sufficient to fund our liquidity needs for at least the next 12 months.

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

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. Disruptions in the financial markets may have an adverse impact on our liquidity by making it more difficult for us to obtain financing or refinancing of various assets. Since the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance, decreases in their appraised values, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities’ maturing indebtedness. If we are unable to obtain refinancing proceeds sufficient to cover maturing indebtedness, our liquidity could be adversely impacted and we may seek alternative sources of financing, which may be less attractive or unavailable. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures, or to pursue any acquisition, investment, development, or potential lease restructuring opportunities that we identify, or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

The following table summarizes our capital expenditures for the three months ended March 31, 2021 for our consolidated business:

(in millions)
Community-level capital expenditures, net(1)	$21.9
Corporate capital expenditures, net(2)	5.6
Non-development capital expenditures, net(3)	27.5
Development capital expenditures, net	1.5
Total capital expenditures, net	$29.0

(1)Reflects the amount invested, net of lessor reimbursements of $9.0 million.

(2)Includes $2.7 million of remediation costs at our communities resulting from natural disasters.

(3)Amount is included in Adjusted Free Cash Flow.

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

Credit Facilities

On December 11, 2020, we entered into a revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The agreement provides a commitment amount of $80 million which can be drawn in cash or as letters of credit. The agreement matures on January 15, 2024. Amounts drawn under the facility will bear interest at 30-day LIBOR plus an applicable margin which was 2.75% as of March 31, 2021. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of March 31, 2021. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities and restricted cash deposits. Available capacity under the facility will vary from time to time based upon borrowing base calculations related to the appraised value and performance of the communities securing the credit facility.

As of March 31, 2021, $69.9 million of letters of credit and no cash borrowings were outstanding under our $80.0 million secured credit facility. We also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of March 31, 2021 under which $13.6 million had been issued as of that date.

Long-Term Leases

As of March 31, 2021, we operated 301 communities under long-term leases (235 operating leases and 66 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. We typically guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

For the three months ended March 31, 2021, our cash lease payments for our operating and financing leases were $53.9 million and $16.2 million, respectively. For the twelve months ending March 31, 2022, we will be required to make $268.2 million of cash lease payments in connection with our existing operating and financing leases (excluding minimum lease payments related to $9.7 million of operating lease obligations included within liabilities held for sale). Our capital expenditure plans for 2021 include required minimum spend of approximately $18 million for capital expenditures under certain of our community leases. Additionally, we are required to spend an average of approximately $26 million per year for each of the following four years and approximately $17 million thereafter under the initial lease terms of such leases.

Debt and Lease Covenants

Certain of our debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service and lease coverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities or increased by deferred gains from sale-leaseback transactions and deferred entrance fee revenue. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. In addition, our debt and lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements and maintain insurance coverage.

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

As of March 31, 2021, we are in compliance with the financial covenants of our debt agreements and long-term leases.

Contractual Commitments
Significant ongoing commitments consist primarily of leases, debt, and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the "Contractual Commitments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income (loss)	$(108,303)	$369,497
Provision (benefit) for income taxes	752	(15,828)
Equity in (earnings) loss of unconsolidated ventures	531	1,008
Loss (gain) on debt modification and extinguishment, net	—	(19,181)
Loss (gain) on sale of assets, net	(1,112)	(372,839)
Other non-operating (income) loss	(1,644)	(2,662)
Interest expense	48,607	56,360
Interest income	(421)	(1,455)
Income (loss) from operations	(61,590)	14,900
Depreciation and amortization	83,891	90,738
Asset impairment	10,677	78,226
Operating lease expense adjustment	(4,664)	(6,733)
Non-cash stock-based compensation expense	4,783	5,957
Transaction and organizational restructuring costs	1,884	1,981
Adjusted EBITDA(1)	$34,981	$185,069

(1)     Adjusted EBITDA includes:
•$10.7 million benefit for the three months ended March 31, 2021 of government grants and credits recognized in other operating income
•$100.0 million benefit for the three months ended March 31, 2020 for the management agreement termination fee payment received from Healthpeak in connection with the sale of our ownership interest in the CCRC Venture

Adjusted Free Cash Flow

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$(23,857)	$57,479
Net cash provided by (used in) investing activities	(3,806)	(247,927)
Net cash provided by (used in) financing activities	(35,562)	347,250
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(63,225)	$156,802

Net cash provided by (used in) operating activities	$(23,857)	$57,479
Changes in prepaid insurance premiums financed with notes payable	12,985	17,434
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(7,563)	(4,088)
Non-development capital expenditures, net	(27,450)	(60,556)
Payment of financing lease obligations	(4,789)	(5,087)
Adjusted Free Cash Flow(1)	$(50,674)	$5,182

(1)     Adjusted Free Cash Flow includes transaction and organizational restructuring costs of $1.9 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively. Additionally, Adjusted Free Cash Flow includes:
•$1.7 million benefit for the three months ended March 31, 2021 from Provider Relief Funds and other government grants accepted
•$100.0 million benefit for the three months ended March 31, 2020 for the management agreement termination fee payment received from Healthpeak in connection with the sale of our ownership interest in the CCRC Venture

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of March 31, 2021, we had $2.4 billion of long-term fixed rate debt and $1.5 billion of long-term variable rate debt. As of March 31, 2021, our total fixed-rate debt and variable-rate debt outstanding had a weighted average interest rate of 3.6%.

In the normal course of business, we enter into certain interest rate cap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of March 31, 2021, $1.4 billion, or 35.6%, of our long-term debt is variable rate debt subject to interest rate cap agreements and $128.0 million, or 3.3%, of our long-term debt is variable rate debt not subject to any interest rate cap agreements. Our outstanding variable rate debt is indexed to LIBOR, and accordingly our annual interest expense related to variable rate debt is directly affected by movements in LIBOR. After consideration of hedging instruments currently in place, increases in LIBOR of 100, 200, and 500 basis points would have resulted in additional annual interest expense of $15.5 million, $30.9 million, and $66.3 million, respectively. Certain of our variable debt instruments include springing provisions that obligate us to acquire additional interest rate caps in the event that LIBOR increases above certain levels, and the implementation of those provisions would result in additional mitigation of interest costs.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 11 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.
(b)Not applicable.
(c)The following table contains information regarding purchases of our common stock made during the quarter ended March 31, 2021 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
1/1/2021 - 1/31/2021	2,442	$5.29	—	$44,026
2/1/2021 - 2/28/2021	741,479	5.82	—	44,026
3/1/2021 - 3/31/2021	—	—	—	44,026
Total	743,921	$5.82	—

(1)Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock and restricted stock units. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock and restricted stock units or, if such date is not a trading day, the trading day immediately prior to such vesting date.
(2)On November 1, 2016, we announced that our Board of Directors had approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of March 31, 2021, $44.0 million remained available under the repurchase program.

Item 6.  Exhibits

Exhibit No.	Description

2.1
Securities Purchase Agreement dated as of February 24, 2021, by and among the Company and certain of its subsidiaries and certain subsidiaries of HCA Healthcare, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 24, 2021 (File No. 001-32641)).*

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2019 (File No. 001-32641)).

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
10.1
Amendment No. 1 dated effective April 15, 2021 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord.*

10.2
Form of Restricted Stock Unit Agreement under the Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (the "Omnibus Incentive Plan") (2021 Time-Based Form for Executive Officers).

10.3	Form of Performance-Based Cash Award Agreement under the Omnibus Incentive Plan (2021 Performance-Based Form for Executive Officers other than CEO).
10.4	Performance-Based Cash Award Agreement dated as of February 22, 2021, by and between the Company and Lucinda M. Baier.
10.5	Form of Letter Agreement dated February 22, 2021 Providing for Voluntary Forfeiture of Certain 2019 and 2020 Long-Term Incentive Awards.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101).
*	Schedules and exhibits have been omitted pursuant to Item 601 of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Steven E. Swain
Name:	Steven E. Swain
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	May 7, 2021