Form 10-Q
period 2021-06-30
Brookdale Senior Living Inc.
filed 2021-08-06
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 4, 2021, 185,304,026 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted stock and restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$280,675	$380,420
Marketable securities	99,977	172,905
Restricted cash	30,766	28,059
Accounts receivable, net	52,906	109,221
Assets held for sale	238,357	16,061
Prepaid expenses and other current assets, net	78,250	66,937
Total current assets	780,931	773,603
Property, plant and equipment and leasehold intangibles, net	4,984,864	5,068,060
Operating lease right-of-use assets	706,357	788,138
Restricted cash	74,461	56,669
Investment in unconsolidated ventures	8,190	4,898
Goodwill	27,321	154,131
Other assets, net	20,825	56,259
Total assets	$6,602,949	$6,901,758
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$218,332	$68,885
Current portion of financing lease obligations	21,055	19,543
Current portion of operating lease obligations	143,053	146,226
Trade accounts payable	74,558	71,233
Liabilities held for sale	102,545	—
Accrued expenses	269,926	287,851
Refundable fees and deferred revenue	67,853	96,995
Total current liabilities	897,322	690,733
Long-term debt, less current portion	3,655,441	3,847,103
Financing lease obligations, less current portion	536,720	543,764
Operating lease obligations, less current portion	761,587	819,429
Deferred tax liability	8,853	9,557
Other liabilities	126,891	188,443
Total liabilities	5,986,814	6,099,029
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at June 30, 2021 and December 31, 2020; 197,666,451 and 198,331,663 shares issued and 187,138,926 and 187,804,138 shares outstanding (including 1,907,463 and 4,349,421 unvested restricted shares), respectively	1,977	1,983
Additional paid-in-capital	4,217,728	4,212,409
Treasury stock, at cost; 10,527,525 shares at June 30, 2021 and December 31, 2020	(102,774)	(102,774)
Accumulated deficit	(3,503,054)	(3,311,184)
Total Brookdale Senior Living Inc. stockholders' equity	613,877	800,434
Noncontrolling interest	2,258	2,295
Total equity	616,135	802,729
Total liabilities and equity	$6,602,949	$6,901,758

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Resident fees	$673,978	$731,629	$1,338,328	$1,514,336
Management fees	4,998	6,076	13,564	114,791
Reimbursed costs incurred on behalf of managed communities	43,008	101,511	108,802	224,228
Other operating income	1,308	26,693	12,043	26,693
Total revenue and other operating income	723,292	865,909	1,472,737	1,880,048

Expense
Facility operating expense (excluding facility depreciation and amortization of $77,921, $86,971, $155,195, and $171,272, respectively)	550,846	606,034	1,107,158	1,194,516
General and administrative expense (including non-cash stock-based compensation expense of $4,527, $6,119, $9,310, and $12,076, respectively)	52,400	52,518	102,343	107,113
Facility operating lease expense	43,864	62,379	88,282	126,860
Depreciation and amortization	83,591	93,154	167,482	183,892
Asset impairment	2,078	10,290	12,755	88,516
Costs incurred on behalf of managed communities	43,008	101,511	108,802	224,228
Total operating expense	775,787	925,886	1,586,822	1,925,125
Income (loss) from operations	(52,495)	(59,977)	(114,085)	(45,077)

Interest income	341	2,243	762	3,698
Interest expense:
Debt	(35,425)	(38,974)	(70,776)	(80,737)
Financing lease obligations	(11,492)	(11,892)	(22,875)	(25,174)
Amortization of deferred financing costs and debt discount	(2,140)	(1,556)	(4,013)	(2,871)
Gain (loss) on debt modification and extinguishment, net	—	(157)	—	19,024
Equity in earnings (loss) of unconsolidated ventures	13,946	438	13,415	(570)
Gain (loss) on sale of assets, net	(79)	(1,029)	1,033	371,810
Other non-operating income (loss)	2,948	988	4,592	3,650
Income (loss) before income taxes	(84,396)	(109,916)	(191,947)	243,753
Benefit (provision) for income taxes	792	(8,504)	40	7,324
Net income (loss)	(83,604)	(118,420)	(191,907)	251,077
Net (income) loss attributable to noncontrolling interest	19	19	37	37
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(83,585)	$(118,401)	$(191,870)	$251,114

Net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders:
Basic	$(0.45)	$(0.65)	$(1.04)	$1.37
Diluted	$(0.45)	$(0.65)	$(1.04)	$1.37

Weighted average common shares outstanding:
Basic	185,182	183,178	184,600	183,682
Diluted	185,182	183,178	184,600	183,862

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total equity, balance at beginning of period	$695,107	$1,052,230	$802,729	$698,725

Common stock:
Balance at beginning of period	$1,978	$1,985	$1,983	$1,996
Issuance of common stock under Associate Stock Purchase Plan	—	—	—	1
Restricted stock and restricted stock units, net	(1)	(1)	1	(7)
Shares withheld for employee taxes	—	—	(7)	(6)
Balance at end of period	$1,977	$1,984	$1,977	$1,984
Additional paid-in-capital:
Balance at beginning of period	$4,213,095	$4,174,356	$4,212,409	$4,172,099
Non-cash stock-based compensation expense	4,527	6,119	9,310	12,076
Issuance of common stock under Associate Stock Purchase Plan	213	—	437	168
Restricted stock and restricted stock units, net	1	1	(1)	7
Shares withheld for employee taxes	(115)	(59)	(4,437)	(3,951)
Other, net	7	19	10	37
Balance at end of period	$4,217,728	$4,180,436	$4,217,728	$4,180,436
Treasury stock:
Balance at beginning of period	$(102,774)	$(102,774)	$(102,774)	$(84,651)
Purchase of treasury stock	—	—	—	(18,123)
Balance at end of period	$(102,774)	$(102,774)	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(3,419,469)	$(3,023,688)	$(3,311,184)	$(3,393,088)
Cumulative effect of change in accounting principle	—	—	—	(115)
Net income (loss)	(83,585)	(118,401)	(191,870)	251,114
Balance at end of period	$(3,503,054)	$(3,142,089)	$(3,503,054)	$(3,142,089)
Noncontrolling interest:
Balance at beginning of period	$2,277	$2,351	$2,295	$2,369
Net income (loss) attributable to noncontrolling interest	(19)	(19)	(37)	(37)
Balance at end of period	$2,258	$2,332	$2,258	$2,332
Total equity, balance at end of period	$616,135	$939,889	$616,135	$939,889

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	187,230	188,012	187,804	192,129
Issuance of common stock under Associate Stock Purchase Plan	30	—	73	61
Restricted stock and restricted stock units, net	(104)	(75)	23	(579)
Shares withheld for employee taxes	(17)	(17)	(761)	(628)
Purchase of treasury stock	—	—	—	(3,063)
Balance at end of period	187,139	187,920	187,139	187,920

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(191,907)	$251,077
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on debt modification and extinguishment, net	—	(19,024)
Depreciation and amortization, net	171,495	186,763
Asset impairment	12,755	88,516
Equity in (earnings) loss of unconsolidated ventures	(13,415)	570
Distributions from unconsolidated ventures from cumulative share of net earnings	5,355	—
Amortization of entrance fees	(876)	(925)
Proceeds from deferred entrance fee revenue	2,298	85
Deferred income tax (benefit) provision	(704)	(15,253)
Operating lease expense adjustment	(9,990)	(14,954)
Loss (gain) on sale of assets, net	(1,033)	(371,810)
Non-cash stock-based compensation expense	9,310	12,076
Other	(4,007)	(1,800)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,267)	12,995
Prepaid expenses and other assets, net	1,605	20,162
Prepaid insurance premiums financed with notes payable	(8,785)	(11,664)
Trade accounts payable and accrued expenses	2,131	(18,692)
Refundable fees and deferred revenue	(8,918)	80,688
Operating lease assets and liabilities for lessor capital expenditure reimbursements	15,506	10,509
Net cash provided by (used in) operating activities	(20,447)	209,319
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	(75)	3,304
Purchase of marketable securities	(119,914)	(149,236)
Sale and maturities of marketable securities	192,995	108,750
Capital expenditures, net of related payables	(79,538)	(112,863)
Acquisition of assets, net of related payables and cash received	—	(446,688)
Investment in unconsolidated ventures	(5,359)	(356)
Proceeds from sale of assets, net	9,646	300,539
Proceeds from notes receivable	—	1,140
Net cash provided by (used in) investing activities	(2,245)	(295,410)
Cash Flows from Financing Activities
Proceeds from debt	21,022	473,460
Repayment of debt and financing lease obligations	(72,970)	(303,920)
Proceeds from line of credit	—	166,381
Purchase of treasury stock, net of related payables	—	(18,123)
Payment of financing costs, net of related payables	(172)	(7,469)
Payments of employee taxes for withheld shares	(4,444)	(3,951)
Other	10	146
Net cash provided by (used in) financing activities	(56,554)	306,524
Net increase (decrease) in cash, cash equivalents, and restricted cash	(79,246)	220,433
Cash, cash equivalents, and restricted cash at beginning of period	465,148	301,697
Cash, cash equivalents, and restricted cash at end of period	$385,902	$522,130

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Description of Business

Brookdale Senior Living Inc. ("Brookdale" or the "Company") is an operator of 685 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network of services help to provide seniors with care and services to support their lifestyle in an environment that feels like home.

The Company has five reportable segments: Independent Living; Assisted Living and Memory Care; CCRCs; Health Care Services; and Management Services. On July 1, 2021, the Company sold 80% of its equity in its Health Care Services segment, as described in Note 4. The accompanying unaudited condensed consolidated financial statements include the financial position, results of operations, and cash flows of the Health Care Services segment. For periods beginning July 1, 2021, the Company expects that the results and financial position of its Health Care Services segment will be deconsolidated from its consolidated financial statements and its 20% equity interest in the Health Care Services venture will be accounted for under the equity method of accounting.

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

3.  COVID-19 Pandemic

The COVID-19 pandemic has significantly disrupted the senior living industry and the Company's business. The health and wellbeing of the Company's residents, patients, and associates is and has been its highest priority as it continues to serve and care for seniors through the COVID-19 pandemic. During the second quarter of 2021 substantially all, and as of July 31, 2021 all, of the Company's communities were open for visitors, new resident move-ins, and prospective residents. The Company may revert to more restrictive measures at its communities, including restrictions on visitors and move-ins, if the pandemic worsens, as necessary to comply with regulatory requirements, or at the direction of state or local health authorities.

Pandemic-Related Expenses. For the three and six months ended June 30, 2021, the Company recognized $9.7 million and $37.1 million, respectively, of facility operating expense for incremental direct costs to respond to the pandemic. For the three and six months ended June 30, 2020, the Company recognized $60.6 million and $70.6 million, respectively, of such facility operating expense. The direct costs include those for: acquisition of additional personal protective equipment ("PPE"), medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers compensation, and health plan expense; increased expense for general liability claims; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. On a cumulative basis through June 30, 2021, the Company has incurred $162.6 million of pandemic related facility operating expense since the beginning of fiscal 2020. For the three and six months ended June 30, 2021, the Company recorded $1.5 million and $10.5 million, respectively, of non-cash impairment charges in its operating results for its operating lease right-of-use assets, primarily due to the COVID-19 pandemic and lower than expected operating performance at communities with impaired assets. For the three and six months ended June 30, 2020, the Company recorded $6.6 million and $72.3 million, respectively, of such non-cash impairment charges.

Liquidity. The Company has taken, and continues to take, actions to enhance and preserve its liquidity in response to the pandemic. As of June 30, 2021, the Company's total liquidity was $387.8 million, consisting of $280.7 million of unrestricted cash and cash equivalents, $100.0 million of marketable securities, and $7.1 million of availability on its secured credit facility. As described in Note 4, the Company received net cash proceeds of $305.8 million at closing for the sale of 80% of its equity in its Health Care Services segment on July 1, 2021, which further enhanced its liquidity. The Company continues to seek opportunities to enhance and preserve its liquidity, including through increasing occupancy and maintaining expense discipline, continuing to evaluate its financing structure and the state of debt markets, and seeking further government-sponsored financial relief related to the pandemic. There is no assurance that debt financing will continue to be available on terms consistent with the Company's expectations or at all, or that its efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief.

Financial Relief. The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), signed into law on March 27, 2020, and Paycheck Protection Program and Health Care Enhancement Act, signed into law on April 24, 2020, provide liquidity and financial relief to certain businesses, among other things. Certain impacts of such programs are provided below.

•During the six months ended June 30, 2021, the Company accepted $0.8 million of cash from grants from the Public Health and Social Services Emergency Fund ("Provider Relief Fund") administered by the U.S. Department of Health and Human Services ("HHS"), under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The grants received in the six months ended June 30, 2021 represented incentive payments made pursuant to the Nursing Home Infection Control Distribution, which related to the Company's skilled nursing care provided through its CCRCs. HHS continues to evaluate future allocations under the Provider Relief Fund and the regulation and guidance regarding grants made under the Provider Relief Fund. The Company intends to pursue additional funding that may become available. There can be no assurance that the Company will qualify for, or receive, such future grants in the amount it expects, that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by HHS, or that future funding programs will be made available for which it qualifies.

•During the year ended December 31, 2020, the Company received $87.5 million under the Accelerated and Advance Payment Program administered by the Centers for Medicare & Medicaid Services ("CMS"), $75.2 million of which related to its Health Care Services segment and $12.3 million related to its CCRCs segment and of which $85.0 million was received in the three and six months ended June 30, 2020. Recoupment of advanced payments began one year after payments were issued at a rate of 25% of Medicare payments for the first eleven months following the anniversary of issuance and at a rate of 50% of Medicare payments for the next six months. Any outstanding balance of advanced payments will be due following such recoupment period. During both the three and six months ended June 30, 2021, $14.3 million of the advanced payments were recouped. Pursuant to the sale of 80% of the Company's equity in its Health Care Services segment (as described in Note 4), $63.6 million of such obligations related to its Health Care Services segment were retained by the unconsolidated Health Care Services venture. As of June 30, 2021, the outstanding balance of advanced payments related to its CCRCs segment was $9.7 million.

•During the year ended December 31, 2020, the Company deferred payment of $72.7 million of the employer portion of social security payroll taxes incurred from March 27, 2020 through December 31, 2020 pursuant to the CARES Act. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. Pursuant to the sale of 80% the Company's equity in its Health Care Services segment, $8.9 million of such obligations related to its Health Care Services segment were retained by the unconsolidated Health Care Services venture. The Company expects to pay approximately $32 million of the deferred payments in both December 2021 and 2022.

•The Company is eligible to claim the employee retention credit for certain of its associates under the CARES Act. The credit for 2020 is available to employers that fully or partially suspended operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19, and is equal to 50% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $5,000 per employee. During the three and six months ended June 30, 2021, the Company recognized $0.9 million and $9.9 million, respectively, of employee retention credits on wages paid from March 12, 2020 to December 31, 2020 within other operating income. The credit was modified and extended by subsequent legislation for wages paid from January 1, 2021 through December 31, 2021, and the Company is assessing its eligibility to claim such credit. There can be no assurance that the Company will qualify for, or receive, credits in the amount or on the timing it expects.

In addition to the grants described above, during the three and six months ended June 30, 2021, the Company received and recognized $0.4 million and $1.3 million, respectively, of other operating income from grants from other government sources.

The Company cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on its business, results of operations, cash flow, and liquidity, and its response efforts may continue to delay or negatively impact its strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in the Company's markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including the Company's ability to qualify for and satisfy the terms and conditions of financial relief; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and the Company's ability to adapt its sales and marketing efforts to meet that demand; the impact of COVID-19 on the Company's residents’ and their families’ ability to afford its resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of the Company's new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in the Company's communities; the duration and costs of the Company's response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, and other expenses; potentially greater associate attrition and use of contract labor due to the Company's associate vaccine mandate; the impact of COVID-19 on the Company's ability to complete financings and refinancings of various assets or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in its debt and lease documents; increased regulatory requirements, including unfunded, mandatory testing; increased enforcement actions resulting from COVID-19; government action that may limit the Company's collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or the Company's response efforts.

4.  Acquisitions, Dispositions and Other Transactions

During the period from January 1, 2020 through June 30, 2021, the Company acquired 27 communities that the Company formerly leased, disposed of nine owned communities (including the conveyance of five communities to Ventas, Inc. ("Ventas")), and sold its ownership interest in its unconsolidated entry fee CCRC Venture (the "CCRC Venture") with Healthpeak Properties, Inc. ("Healthpeak"), and the Company's triple-net lease obligations on six communities were terminated. Additionally, the Company sold 80% of its equity in its Health Care Services segment on July 1, 2021, as described below.

One unencumbered community in the CCRCs segment was classified as held for sale, resulting in $8.1 million being recorded as assets held for sale for senior housing communities within the condensed consolidated balance sheet as of June 30, 2021. The closing of the sale of the community is subject to the satisfaction of various closing conditions, including the receipt of regulatory approvals. There can be no assurance that the transaction will close or, if it does, when the actual closing will occur.

Completed Dispositions of Owned Communities

During the six months ended June 30, 2021, the Company completed the sale of two owned communities for cash proceeds of $8.5 million, net of transaction costs, and recognized a net gain on sale of assets of $0.5 million.

In addition to the conveyance of five communities to Ventas, during the year ended December 31, 2020, the Company completed the sale of two owned communities for cash proceeds of $38.1 million, net of transaction costs, and recognized a net gain on sale of assets of $2.7 million. These dispositions included the sale of one owned community during the six months ended June 30, 2020 for which the Company received cash proceeds of $5.5 million, net of transaction costs, and recognized a net gain on sale of assets of $0.2 million.

Completed Dispositions of Entry Fee CCRCs by Unconsolidated Venture

Prior to the January 31, 2020 closing of the Company’s sale of its ownership interest in the CCRC Venture, the Company and Healthpeak moved the remaining two entry fee CCRCs into a new unconsolidated entry fee CCRC venture on substantially the same terms as the CCRC Venture to accommodate the sale of such two communities. During the three months ended June 30, 2021, the new unconsolidated entry fee CCRC venture completed the sale of the two remaining entry fee CCRCs for cash proceeds of $14.0 million, net of associated mortgage debt repayments and transaction costs. Subsequent to the sale transaction, the new unconsolidated entry fee CCRC venture has no continuing operations. During the three months ended June 30, 2021, the Company received $5.4 million of cash distributions from the new unconsolidated entry fee CCRC venture and recognized $13.9 million of equity in earnings of unconsolidated ventures for the Company’s proportionate share of the net income of the new unconsolidated entry fee CCRC venture, which was primarily comprised of a gain on sale of assets for the sale of the two remaining entry fee CCRCs.

Sale of Health Care Services

On February 24, 2021, the Company entered into the Securities Purchase Agreement (the "Purchase Agreement") with affiliates of HCA Healthcare, Inc., providing for the sale of 80% of the Company’s equity in its Health Care Services segment for a purchase price of $400 million in cash, subject to certain adjustments set forth in the Purchase Agreement, including a reduction for the remaining outstanding balance as of the closing of Medicare advance payments and deferred payroll tax payments related to the Health Care Services segment, which were $63.6 million and $8.9 million, respectively, as of June 30, 2021. The Purchase Agreement also contains certain agreed upon indemnities for the benefit of the purchaser.

The closing of the sale transaction was completed on July 1, 2021. The Company received net cash proceeds of $305.8 million at closing, which remains subject to a post-closing net working capital adjustment as set forth in the Purchase Agreement. Additionally, $10.0 million of the purchase price was deposited into an escrow account as set forth in the Purchase Agreement, the majority of which is expected to be released to the Company upon completion of the post-closing net working capital adjustment. Pursuant to the Purchase Agreement, at closing of the transaction, the Company retained a non-controlling 20% equity interest in the business. The Company expects that the results and financial position of its Health Care Services segment will be deconsolidated from its consolidated financial statements as of July 1, 2021 and that its 20% equity interest in the Health Care Services venture will be accounted for under the equity method of accounting. The Company estimates that it will recognize an approximate $288 million gain on sale, net of transaction costs, within its condensed consolidated statement of operations for the three months ended September 30, 2021 for the sale transaction.

The assets and liabilities of the Health Care Services segment are included within assets held for sale and liabilities held for sale, respectively, within the Company’s condensed consolidated balance sheet as of June 30, 2021. As of June 30, 2021, assets held for sale and liabilities held for sale of the Health Care Services segment consisted of the following:

(in thousands)
Accounts receivable, net	$57,582
Property, plant and equipment and leasehold intangibles, net	1,806
Operating lease right-of-use assets	8,145
Goodwill	126,810
Prepaid expenses and other assets, net	35,888
Assets held for sale	$230,231

Trade accounts payable	$1,387
Accrued expenses	29,402
Refundable fees and deferred revenue	63,611
Operating lease obligations	8,145
Liabilities held for sale	$102,545

Refer to Note 16 for selected financial data for the Health Care Services segment.

5.  Fair Value Measurements

Marketable Securities

As of June 30, 2021, marketable securities of $100.0 million are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

Debt

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding long-term debt with a carrying amount of approximately $3.9 billion as of both June 30, 2021 and December 31, 2020. Fair value of the long-term debt approximates carrying amount in all periods presented. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

Asset Impairment Expense

The following is a summary of asset impairment expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Operating lease right-of-use assets	$1.5	$6.6	$10.5	$72.3
Property, plant and equipment and leasehold intangibles, net	0.6	3.7	2.3	14.7
Investment in unconsolidated ventures	—	—	—	1.5
Asset impairment	$2.1	$10.3	$12.8	$88.5

6.  Revenue

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by payor source as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. Resident fee revenue by payor source and reportable segment is as follows:

	Three Months Ended June 30, 2021
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$117,537	$374,688	$53,526	$264	$546,015
Government reimbursement	468	17,030	14,426	66,618	98,542
Other third-party payor programs	—	—	8,990	20,431	29,421
Total resident fee revenue	$118,005	$391,718	$76,942	$87,313	$673,978

	Three Months Ended June 30, 2020
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$129,678	$414,276	$59,980	$258	$604,192
Government reimbursement	600	17,880	13,744	70,566	102,790
Other third-party payor programs	—	—	5,301	19,346	24,647
Total resident fee revenue	$130,278	$432,156	$79,025	$90,170	$731,629

	Six Months Ended June 30, 2021
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$235,859	$745,182	$105,739	$601	$1,087,381
Government reimbursement	928	33,474	26,913	134,083	195,398
Other third-party payor programs	—	—	16,069	39,480	55,549
Total resident fee revenue	$236,787	$778,656	$148,721	$174,164	$1,338,328

	Six Months Ended June 30, 2020
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$264,968	$854,889	$124,683	$428	$1,244,968
Government reimbursement	1,172	34,746	33,149	144,255	213,322
Other third-party payor programs	—	—	15,740	40,306	56,046
Total resident fee revenue	$266,140	$889,635	$173,572	$184,989	$1,514,336

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

The Company had total deferred revenue (included within refundable fees and deferred revenue, liabilities held for sale, and other liabilities within the condensed consolidated balance sheets) of $131.8 million and $138.3 million, including $25.7 million and $21.1 million of monthly resident fees billed and received in advance, as of June 30, 2021 and December 31, 2020, respectively. Such amount of total deferred revenue as of June 30, 2021 and December 31, 2020 also included $73.3 million and $87.5 million, respectively, received in the year ended December 31, 2020 under a temporary expansion of the Accelerated and Advance Payment Program administered by CMS. Refer to Note 3 for additional information on such program. For the six months ended June 30, 2021 and 2020, the Company recognized $46.2 million and $55.2 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2021 and 2020, respectively.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

As of June 30, 2021 and December 31, 2020, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Land	$504,698	$505,298
Buildings and improvements	5,241,059	5,215,460
Furniture and equipment	964,407	945,783
Resident and leasehold operating intangibles	305,857	307,071
Construction in progress	56,610	61,491
Assets under financing leases and leasehold improvements	1,561,285	1,523,055
Property, plant and equipment and leasehold intangibles	8,633,916	8,558,158
Accumulated depreciation and amortization	(3,649,052)	(3,490,098)
Property, plant and equipment and leasehold intangibles, net	$4,984,864	$5,068,060

Assets under financing leases and leasehold improvements includes $0.3 billion and $0.4 billion of financing lease right-of-use assets, net of accumulated amortization, as of June 30, 2021 and December 31, 2020, respectively. Refer to Note 10 for further information on the Company's financing leases.

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $83.6 million and $93.2 million for the three months ended June 30, 2021 and 2020, respectively, and $167.5 million and $183.9 million for the six months ended June 30, 2021 and 2020, respectively.

8.  Goodwill

The Company's Independent Living and Health Care Services segments had a carrying value of goodwill of $27.3 million and $126.8 million, respectively, as of both June 30, 2021 and December 31, 2020. The goodwill of the Health Care Services segment is included within assets held for sale within the Company’s condensed consolidated balance sheet as of June 30, 2021.

9.  Debt

Long-term debt consists of the following:

(in thousands)	June 30, 2021	December 31, 2020
Fixed mortgage notes payable due 2022 through 2047; weighted average interest rate of 4.17% and 4.18% as of June 30, 2021 and December 31, 2020, respectively	$2,328,423	$2,366,996
Variable mortgage notes payable due 2022 through 2030, weighted average interest rate of 2.45% and 2.49% as of June 30, 2021 and December 31, 2020, respectively	1,519,063	1,529,935
Other notes payable due 2021 to 2025; weighted average interest rate of 8.29% and 8.98% as of June 30, 2021 and December 31, 2020, respectively	51,408	46,557
Debt discount and deferred financing costs, net	(25,121)	(27,500)
Total long-term debt	3,873,773	3,915,988
Current portion	218,332	68,885
Total long-term debt, less current portion	$3,655,441	$3,847,103

As of June 30, 2021, 98.1%, or $3.8 billion, of the Company's total debt obligations represented non-recourse property-level mortgage financings.

As of June 30, 2021, $70.3 million of letters of credit and no cash borrowings were outstanding under the Company's $80.0 million secured credit facility. The Company also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of June 30, 2021 under which $13.6 million had been issued as of that date.

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

As of June 30, 2021, the Company is in compliance with the financial covenants of its debt agreements.

10.  Leases

As of June 30, 2021, the Company operated 300 communities under long-term leases (234 operating leases and 66 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of June 30, 2021, the Company is in compliance with the financial covenants of its long-term leases.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and net cash outflows from leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Leases (in thousands)	2021	2020	2021	2020
Facility operating expense	$4,520	$4,935	$9,362	$9,785
Facility lease expense	43,864	62,379	88,282	126,860
Operating lease expense	48,384	67,314	97,644	136,645
Operating lease expense adjustment (1)	5,326	8,221	9,990	14,954
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(7,943)	(6,421)	(15,506)	(10,509)
Operating net cash outflows from operating leases	$45,767	$69,114	$92,128	$141,090

(1)Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense recognized in accordance with Accounting Standards Codification 842, Leases ("ASC 842").

	Three Months Ended June 30,		Six Months Ended June 30,
Financing Leases (in thousands)	2021	2020	2021	2020
Depreciation and amortization	$7,594	$8,037	$15,224	$17,181
Interest expense: financing lease obligations	11,492	11,892	22,875	25,174
Financing lease expense	$19,086	$19,929	$38,099	$42,355

Operating cash flows from financing leases	$11,492	$11,892	$22,875	$25,174
Financing cash flows from financing leases	4,864	4,677	9,653	9,764
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	(2,057)	(1,675)	(3,446)	(3,414)
Total net cash outflows from financing leases	$14,299	$14,894	$29,082	$31,524

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases (excluding minimum lease payments related to $8.1 million of operating lease obligations included within liabilities held for sale) recognized on the condensed consolidated balance sheet as of June 30, 2021 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
2021 (six months)	$101,163	$32,833
2022	204,469	66,225
2023	193,071	66,942
2024	193,820	68,138
2025	191,576	58,163
Thereafter	282,806	110,239
Total lease payments	1,166,905	402,540
Purchase option liability and non-cash gain on future sale of property	—	414,442
Imputed interest and variable lease payments	(262,265)	(259,207)
Total lease obligations	$904,640	$557,775

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

In June 2020, the Company and several current and former executive officers were named as defendants in a putative class action lawsuit alleging violations of the federal securities laws filed in the federal court for the Middle District of Tennessee. The lawsuit asserts that the defendants made material misstatements and omissions concerning the Company's business, operational and compliance policies that caused the Company's stock price to be artificially inflated between August 2016 and April 2020. While the Company cannot predict with certainty the result of this or any other legal proceedings, the Company believes the allegations in the suit are without merit and does not expect this matter to have a material adverse effect on the Company's financial condition, results of operations, or cash flows. Between October 2020 and June 2021, alleged stockholders of the Company filed several stockholder derivative lawsuits in the federal courts for the Middle District of Tennessee and the District of Delaware, asserting claims on behalf of the Company against certain current and former officers and directors for alleged breaches of duties owed to the Company. The complaints refer to the securities lawsuit described above and incorporate substantively similar allegations.

12.  Stock-Based Compensation

Grants of restricted stock and restricted stock units under the Company's 2014 Omnibus Incentive Plan were as follows:

(in thousands, except weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2021	1,961	$5.09	$9,988
Three months ended June 30, 2021	20	$6.62	$130

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

The following table summarizes the computation of basic and diluted earnings (loss) per share amounts presented in the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2021	2020	2021	2020
Income attributable to common stockholders:
Net income (loss)	$(83,585)	$(118,401)	$(191,870)	$251,114

Weighted average shares outstanding - basic	185,182	183,178	184,600	183,682
Effect of dilutive securities - Unvested restricted stock, restricted stock units, and warrants	—	—	—	180
Weighted average shares outstanding - diluted	185,182	183,178	184,600	183,862
Basic earnings (loss) per common share:
Net income (loss) per share attributable to common stockholders	$(0.45)	$(0.65)	$(1.04)	$1.37
Diluted earnings (loss) per common share:
Net income (loss) per share attributable to common stockholders	$(0.45)	$(0.65)	$(1.04)	$1.37

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021(1)	2020(1)	2021(1)	2020
Non-performance-based restricted stock and restricted stock units	5.8	7.3	5.8	7.1
Performance-based restricted stock and restricted stock units	0.3	1.8	0.3	1.8
Warrants	16.3	—	16.3	—

(1)As a result of the net loss reported for the period, all unvested restricted stock, restricted stock units, and potential shares issuable under warrants were antidilutive for the period and as such were not included in the computation of diluted weighted average shares outstanding.

14.  Income Taxes

The difference between the Company's effective tax rate for the three and six months ended June 30, 2021 and 2020 was primarily due to the tax impact of the multi-part transaction with Healthpeak that occurred in the three months ended March 31, 2020. The impact represented the tax expense recorded on the gain of the sale of the Company's interest in the CCRC Venture offset by a decrease in the valuation allowance that was a direct result of the multi-part transaction with Healthpeak.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $20.8 million as a result of the operating loss for the three months ended June 30, 2021, which was offset by a proportionate increase in the valuation allowance of $19.8 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $46.0 million as a result of the operating loss for the six months ended June 30, 2021, which was offset by a proportionate increase in the valuation allowance of $45.3 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $26.7 million for the three months ended June 30, 2020 and an aggregate deferred federal, state, and local tax expense of $64.2 million for the six months ended June 30, 2020. The expense included $93.1 million as a result of the gain on the sale of the Company's interest in the CCRC Venture offset by a benefit of $28.9 million as a result of the operating losses (exclusive of the CCRC Venture sale) for the six months ended June 30, 2020. The benefit for the three months ended June 30, 2020 was offset by additional valuation allowance of $33.2 million. The tax expense for the six months ended June 30, 2020 was offset by a reduction in valuation allowance of $79.5 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of June 30, 2021 and December 31, 2020 was $426.3 million and $381.0 million, respectively.

The increase in the valuation allowance for the six months ended June 30, 2021 is the result of current operating losses during the six months ended June 30, 2021. The change in the valuation allowance for the six months ended June 30, 2020 was primarily the result of a reduction in the Company’s valuation allowance of $117.6 million as a result of the Healthpeak transaction offset by the anticipated reversal of future tax liabilities offset by future tax deductions.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three and six months ended June 30, 2021 and 2020 which are included in income tax expense or benefit for the period. As of June 30, 2021, tax returns for years 2016 through 2019 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

15.  Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(in thousands)	2021	2020
Supplemental Disclosure of Cash Flow Information:
Interest paid	$94,683	$107,854
Income taxes paid, net of refunds	2,963	1,388

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$63,245	$82,077
Capital expenditures - development, net	2,118	6,823
Capital expenditures - non-development - reimbursable	18,952	13,923
Trade accounts payable	(4,777)	10,040
Net cash paid	$79,538	$112,863
Acquisition of communities from Healthpeak:
Property, plant and equipment and leasehold intangibles, net	$—	$286,734
Operating lease right-of-use assets	—	(63,285)
Financing lease obligations	—	129,196
Operating lease obligations	—	74,335
Loss (gain) on debt modification and extinguishment, net	—	(19,731)
Net cash paid	$—	$407,249

Acquisition of other assets, net of related payables and cash received:
Property, plant and equipment and leasehold intangibles, net	$—	$179
Financing lease obligations	—	39,260
Net cash paid	$—	$39,439

Proceeds from sale of CCRC Venture, net:
Investments in unconsolidated ventures	$—	$(14,848)
Current portion of long-term debt	—	34,706
Other liabilities	—	60,748
Loss (gain) on sale of assets, net	—	(369,831)
Net cash received	$—	$(289,225)

Proceeds from sale of other assets, net:
Prepaid expenses and other assets, net	$—	$(1,261)
Assets held for sale	(8,040)	(5,274)
Property, plant and equipment and leasehold intangibles, net	(568)	(938)
Other liabilities	(5)	(1,862)
Loss (gain) on sale of assets, net	(1,033)	(1,979)
Net cash received	$(9,646)	$(11,314)

Supplemental Schedule of Non-cash Operating, Investing, and Financing Activities:
Healthpeak master lease modification:
Property, plant and equipment and leasehold intangibles, net	$—	$(57,462)
Operating lease right-of-use assets	—	88,044
Financing lease obligations	—	70,874
Operating lease obligations	—	(101,456)
Net	$—	$—
Other non-cash lease transactions, net:
Property, plant and equipment and leasehold intangibles, net	$2,534	$13,548
Operating lease right-of-use assets	16,733	1,350
Financing lease obligations	(2,534)	(15,483)
Operating lease obligations	(16,733)	606
Other liabilities	—	(21)
Net	$—	$—

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

(in thousands)	June 30, 2021	December 31, 2020
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$280,675	$380,420
Restricted cash	30,766	28,059
Long-term restricted cash	74,461	56,669
Total cash, cash equivalents, and restricted cash	$385,902	$465,148

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

Health Care Services. The Company's Health Care Services segment includes the home health, hospice, and outpatient therapy services provided to residents of many of its communities and to seniors living outside its communities. The Health Care Services segment does not include the skilled nursing and inpatient healthcare services provided in the Company's skilled nursing units, which are included in the Company's CCRCs segment. On July 1, 2021, the Company sold 80% of its equity in its Health Care Services segment, as described in Note 4. For periods beginning July 1, 2021, the Company expects that the results and financial position of its Health Care Services segment will be deconsolidated from its consolidated financial statements and its 20% equity interest in the Health Care Services venture will be accounted for under the equity method of accounting.

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

The following table sets forth selected segment financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue and other operating income(1):
Independent Living(2)	$118,116	$130,278	$238,262	$266,140
Assisted Living and Memory Care(2)	392,347	432,308	784,389	889,787
CCRCs(2)	76,988	88,571	150,451	183,118
Health Care Services(2)	87,835	107,165	177,269	201,984
Management Services(3)	48,006	107,587	122,366	339,019
Total revenue and other operating income	$723,292	$865,909	$1,472,737	$1,880,048
Segment operating income:(4)
Independent Living	$35,292	$41,038	$72,621	$92,452
Assisted Living and Memory Care	77,062	87,708	148,495	219,709
CCRCs	8,673	13,850	16,281	33,781
Health Care Services	3,413	9,692	5,816	571
Management Services	4,998	6,076	13,564	114,791
Total segment operating income	129,438	158,364	256,777	461,304
General and administrative expense (including non-cash stock-based compensation expense)	52,400	52,518	102,343	107,113
Facility operating lease expense	43,864	62,379	88,282	126,860
Depreciation and amortization	83,591	93,154	167,482	183,892
Asset impairment:
Independent Living	1,364	—	1,884	31,317
Assisted Living and Memory Care	479	10,290	10,121	43,088
CCRCs	235	—	750	12,173
Corporate and Management Services	—	—	—	1,938
Income (loss) from operations	$(52,495)	$(59,977)	$(114,085)	$(45,077)

	As of
(in thousands)	June 30, 2021	December 31, 2020
Total assets:
Independent Living	$1,382,619	$1,419,838
Assisted Living and Memory Care	3,692,143	3,787,611
CCRCs	723,942	738,121
Health Care Services	230,231	233,178
Corporate and Management Services	574,014	723,010
Total assets	$6,602,949	$6,901,758

(1)All revenue and other operating income is earned from external third parties in the United States.

(2)Includes other operating income recognized for the credits or grants pursuant to the employee retention credit, Provider Relief Fund, and other government sources, as described in Note 3. Allocations to the applicable segment generally reflect the credits earned by the segment, the segment’s receipt and acceptance of the grant, or the segment’s proportional utilization of the grant. Other operating income by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Independent Living	$111	$—	$1,475	$—
Assisted Living and Memory Care	629	152	5,733	152
CCRCs	46	9,546	1,730	9,546
Health Care Services	522	16,995	3,105	16,995
Total other operating income	$1,308	$26,693	$12,043	$26,693

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," or other similar words or expressions. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the impacts of the COVID-19 pandemic, including the response efforts of federal, state, and local government authorities, businesses, individuals, and us on our business, results of operations, cash flow, liquidity, and our strategic initiatives, including plans for future growth, which will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease, the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets, the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups, government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief, perceptions regarding the safety of senior living communities during and after the pandemic, changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand, the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19, changes in the acuity levels of our new residents, the disproportionate impact of COVID-19 on seniors generally and those residing in our communities, the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, and other expenses, potentially greater associate attrition and use of contract labor due to our associate vaccine mandate, the impact of COVID-19 on our ability to complete financings and refinancings of various assets, or other transactions or to generate sufficient cash flow to cover required interest and lease payments and to satisfy financial and other covenants in our debt and lease documents, increased regulatory requirements, including unfunded, mandatory testing, increased enforcement actions resulting from COVID-19, government action that may limit our collection or discharge efforts for delinquent accounts, and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts; events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the impact of ongoing healthcare reform efforts; the effects of senior housing construction and development, lower industry occupancy (including due to the pandemic), and increased competition; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease, including due to the pandemic; limits on our ability to use net operating loss carryovers to reduce future tax payments; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; delays in obtaining regulatory approvals; disruptions in the financial markets or decreases in the appraised values or performance of our communities that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; our ability to generate sufficient cash flow to cover required interest and long-term lease payments and to fund our planned capital projects; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the effect of our indebtedness and long-term leases on our liquidity; the potential phasing out of LIBOR which may increase the costs of our debt obligations; our ability to obtain additional capital on terms acceptable to us; departures of key officers and potential disruption caused by changes in management; increased competition for or a shortage of personnel (including due to the pandemic), wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us, including class action and stockholder derivative complaints; the cost and difficulty of complying with increasing and evolving regulation; costs to respond to, and adverse determinations resulting from, government reviews, audits and investigations; unanticipated costs to comply with legislative or regulatory developments; the risks associated with current global economic conditions and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, costs of salaries, wages, benefits, and insurance, interest rates, and tax rates; the impact of seasonal contagious illness or an outbreak of COVID-19 or other contagious disease in the markets in which we operate; actions of activist stockholders, including a proxy contest; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

As of June 30, 2021, we are the nation’s premier operator of senior living communities, operating and managing 685 communities in 41 states, with the ability to serve over 60,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs").

Our goal is to be the first choice in senior living by being the nation's most trusted and effective senior living provider and employer. Our senior living communities and our comprehensive network of services help to provide seniors with care and services to support their lifestyle in an environment that feels like home. Our expertise in healthcare, hospitality, and real estate provides our residents with opportunities to improve wellness, pursue passions, and stay connected with friends and loved ones. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to age-in-place, which we believe enables them to maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

COVID-19 Pandemic Update

The COVID-19 pandemic has significantly disrupted the senior living industry and our business. The health and wellbeing of our residents, patients, and associates is and has been our highest priority as we continue to serve and care for seniors through the COVID-19 pandemic. In addition to the updates below, readers are directed to the "COVID-19 Pandemic" section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 for more information about the impact of the pandemic and our response efforts on our business, results of operations, and financial condition.

Vaccine Update. By April 9, 2021, we completed at least three rounds of COVID-19 vaccine clinics at all of our approximately 700 communities through the Pharmacy Partnership for Long-Term Care Program offered through the U.S. Centers for Disease Control and Prevention ("CDC"). Upon completion of at least three vaccine clinics at all of our communities by April 2021, our resident vaccine acceptance rate was 93%, and our COVID-19 positive resident caseload had decreased by 97% since the peak in mid-December 2020. We continue to promote vaccine acceptance among our residents and associates and to work with state and local resources, including local health departments and pharmacies, to ensure our residents and associates can access the vaccine. We recently have adopted a policy requiring our associates to be vaccinated against COVID-19, subject to limited exceptions, which we will implement in a phased approach beginning with our corporate associates and field and community leadership. We also continue to monitor guidance of the CDC and U.S. Food and Drug Administration regarding the potential need for booster doses of COVID-19 vaccines.

Rebuilding Occupancy. We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic. During the second quarter of 2021 substantially all, and as of July 31, 2021 all, of our communities were open for visitors, new resident move-ins, and prospective residents. Our consolidated senior housing monthly net move-ins and move-outs turned positive in March 2021 for the first time since the pandemic began. Beginning in March 2021, we have achieved five consecutive months of weighted average consolidated senior housing occupancy growth on a sequential basis. According to data from the National Investment Center for the Seniors Housing & Care Industry ("NIC"), seniors housing occupancy increased 10 basis points from the first quarter to the second quarter of 2021 for stabilized portfolios. Our weighted average consolidated senior housing occupancy increased 90 basis points sequentially for the second quarter of 2021 compared to the first quarter of 2021. The table below sets forth our consolidated occupancy trend during the pandemic.

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021
Weighted average occupancy	83.2%	78.7%	75.3%	72.7%	69.6%	70.5%
Quarter-end occupancy	82.2%	77.8%	75.0%	71.5%	70.6%	72.6%

	January 2021	February 2021	March 2021	April 2021	May 2021	June 2021	July 2021
Weighted average occupancy	70.0%	69.4%	69.4%	69.9%	70.5%	71.2%	72.0%
Month-end occupancy	70.4%	70.1%	70.6%	71.1%	71.6%	72.6%	73.3%

We may revert to more restrictive measures at our communities, including restrictions on visitors and move-ins, if the pandemic worsens, as necessary to comply with regulatory requirements, or at the direction of state or local health authorities. We cannot predict with reasonable certainty whether or when demand for senior living communities will return to pre-COVID-19 pandemic levels or the extent to which the pandemic’s effect on demand may adversely affect the amount of resident fees we are able to collect from our residents.

Revenue and Expense Impacts. Compared to our pre-pandemic expectations for fiscal 2020, we estimate that the pandemic resulted in $109.5 million and $227.0 million of lost resident fee revenue for the three and six months ended June 30, 2021, respectively. Estimated lost resident fee revenue includes $81.8 million and $176.0 million in our consolidated senior housing portfolio and $27.7 million and $51.0 million in our Health Care Services segment for the three and six months ended June 30, 2021, respectively. On a cumulative basis through June 30, 2021, we estimate that the pandemic has resulted in approximately $510 million of lost resident fee revenue. The estimated lost revenue represents the difference between the actual resident fee revenue for the period and our pre-pandemic expectations for the 2020 period.

For the three and six months ended June 30, 2021, we recognized $9.7 million and $37.1 million, respectively, of facility operating expense for incremental direct costs to respond to the pandemic. For the three and six months ended June 30, 2020, we recognized $60.6 million and $70.6 million, respectively, of such facility operating expense. The direct costs include those for: acquisition of additional personal protective equipment ("PPE"), medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers compensation, and health plan expense; increased expense for general liability claims; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. On a cumulative basis through June 30, 2021, we have incurred $162.6 million of pandemic related facility operating expense since the beginning of fiscal 2020. For the three and six months ended June 30, 2021, we recorded $1.5 million and $10.5 million, respectively, of non-cash impairment charges in our operating results for our operating lease right-of-use assets, primarily due to the COVID-19 pandemic and lower than expected operating performance at communities with impaired assets. For the three and six months ended June 30, 2020, we recorded $6.6 million and $72.3 million, respectively, of such non-cash impairment charges.

Liquidity. We have taken, and continue to take, actions to enhance and preserve our liquidity in response to the pandemic. As of June 30, 2021, our total liquidity was $387.8 million, consisting of $280.7 million of unrestricted cash and cash equivalents, $100.0 million of marketable securities, and $7.1 million of availability on our secured credit facility. As described below, we received net cash proceeds of $305.8 million at closing for the sale of 80% of our equity in our Health Care Services segment on July 1, 2021, which further enhanced our liquidity. We continue to seek opportunities to enhance and preserve our liquidity, including through increasing occupancy and maintaining expense discipline, continuing to evaluate our financing structure and the state of debt markets, and seeking further government-sponsored financial relief related to the pandemic. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief.

Financial Relief. The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), signed into law on March 27, 2020, and Paycheck Protection Program and Health Care Enhancement Act, signed into law on April 24, 2020, provide liquidity and financial relief to certain businesses, among other things. Certain impacts of such programs are provided below.

•During the six months ended June 30, 2021, we accepted $0.8 million of cash from grants from the Public Health and Social Services Emergency Fund ("Provider Relief Fund") administered by the U.S. Department of Health and Human Services ("HHS"), under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The grants received in the six months ended June 30, 2021 represented incentive payments made pursuant to the Nursing Home Infection Control Distribution, which related to our skilled nursing care provided through our CCRCs. HHS continues to evaluate future allocations under the Provider Relief Fund and the regulation and guidance regarding grants made under the Provider Relief Fund. We intend to pursue additional funding that may become available. There can be no assurance that we will qualify for, or receive, such future grants in the amount we expect, that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by HHS, or that future funding programs will be made available for which we qualify.

•During the year ended December 31, 2020, we received $87.5 million under the Accelerated and Advance Payment Program administered by the Centers for Medicare and Medicaid ("CMS"), $75.2 million of which related to our Health Care Services segment and $12.3 million related to our CCRCs segment and of which $85.0 million was received in the three and six months ended June 30, 2020. Recoupment of advanced payments began one year after payments were issued at a rate of 25% of Medicare payments for the first eleven months following the anniversary of issuance and at a rate of 50% of Medicare payments for the next six months. Any outstanding balance of advanced payments will be due following such recoupment period. During both the three and six months ended June 30, 2021, $14.3 million of the advanced payments were recouped. Pursuant to the sale of 80% of our equity in our Health Care Services segment (as described below), $63.6 million of such obligations related to our Health Care Services segment were retained by the unconsolidated Health Care Services venture. As of June 30, 2021, the outstanding balance of advanced payments related to our CCRCs segment was $9.7 million, of which we expect recoupment of approximately $5 million during the second half of 2021 and the remainder in 2022.

•During the year ended December 31, 2020, we deferred payment of $72.7 million of the employer portion of social security payroll taxes incurred from March 27, 2020 through December 31, 2020 pursuant to the CARES Act. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. Pursuant to the sale of 80% of our equity in our Health Care Services segment, $8.9 million of such obligations related to our Health Care Services segment were retained by the unconsolidated Health Care Services venture. We expect to pay approximately $32 million of the deferred payments in both December 2021 and 2022.

•We are eligible to claim the employee retention credit for certain of our associates under the CARES Act. The credit for 2020 is available to employers that fully or partially suspended operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19, and is equal to 50% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $5,000 per employee. During the three and six months ended June 30, 2021, we recognized $0.9 million and $9.9 million, respectively, of employee retention credits on wages paid from March 12, 2020 to December 31, 2020 within other operating income. The credit was modified and extended by subsequent legislation for wages paid from January 1, 2021 through December 31, 2021, and we are assessing our eligibility to claim such credit. There can be no assurance that we will qualify for, or receive, credits in the amount or on the timing we expect.

In addition to the grants described above, during the three and six months ended June 30, 2021, we received and recognized $0.4 million and $1.3 million, respectively, of other operating income from grants from other government sources.

We cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on our business, results of operations, cash flow, and liquidity, and our response efforts may continue to delay or negatively impact our strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, and other expenses; potentially greater associate attrition and use of contract labor due to our associate vaccine mandate; the impact of COVID-19 on our ability to complete financings and refinancings of various assets or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements, including unfunded, mandatory testing; increased enforcement actions resulting from COVID-19; government action that may limit our collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.

Transaction Activity

During the period from January 1, 2020 through June 30, 2021, we terminated triple-net obligations on an aggregate of 33 communities (2,978 units), including through the acquisition of 27 formerly leased communities (2,453 units), we sold four owned communities (504 units), and we sold our ownership interest in our unconsolidated entry fee CCRC venture (the "CCRC Venture") with Healthpeak Properties, Inc. ("Healthpeak"). On July 26, 2020, we entered into definitive agreements with Ventas, Inc. ("Ventas") to restructure our 120 community (10,174 units) triple-net master lease arrangements. In addition, we conveyed to Ventas five communities (471 units) and manage the communities following the closing. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 for more details regarding the terms of significant transactions that occurred prior to 2021.

During the six months ended June 30, 2021, we completed the sale of two owned communities (129 units) for cash proceeds of $8.5 million, net of transaction costs, and for which we recognized a net gain on sale of assets of $0.5 million. Additionally, we sold 80% of our equity in our Health Care Services segment on July 1, 2021, as described below.

We expect to close on the disposition of one owned unencumbered community (120 units) classified as held for sale as of June 30, 2021. We also anticipate terminations of certain of our management arrangements with third parties as we transition to new operators our management on certain communities. The closing of the sale of the community is subject to the satisfaction of various closing conditions, including the receipt of regulatory approvals. There can be no assurance that the transaction will close or, if it does, when the actual closing will occur.

Completed Dispositions of Entry Fee CCRCs by Unconsolidated Venture

Prior to the January 31, 2020 closing of our sale of our ownership interest in the CCRC Venture, we and Healthpeak moved the remaining two entry fee CCRCs into a new unconsolidated entry fee CCRC venture on substantially the same terms as the CCRC Venture to accommodate the sale of such two communities. During the three months ended June 30, 2021, the new unconsolidated entry fee CCRC venture completed the sale of the two remaining entry fee CCRCs for cash proceeds of $14.0 million, net of associated mortgage debt repayments and transaction costs. Subsequent to the sale transaction, the new unconsolidated entry fee CCRC venture has no continuing operations. During the three months ended June 30, 2021, we received $5.4 million of cash distributions from the new unconsolidated entry fee CCRC venture and recognized $13.9 million of equity in earnings of unconsolidated ventures for our proportionate share of the net income of the new unconsolidated entry fee CCRC venture, which was primarily comprised of a gain on sale of assets for the sale of the two remaining entry fee CCRCs.

Sale of Health Care Services

On February 24, 2021, we entered into the Securities Purchase Agreement (the "Purchase Agreement") with affiliates of HCA Healthcare, Inc., providing for the sale of 80% of our equity in our Health Care Services segment for a purchase price of $400 million in cash, subject to certain adjustments set forth in the Purchase Agreement, including a reduction for the remaining outstanding balance as of the closing of Medicare advance payments and deferred payroll tax payments related to the Health Care Services segment, which were $63.6 million and $8.9 million, respectively, as of June 30, 2021. The Purchase Agreement also contains certain agreed upon indemnities for the benefit of the purchaser.

The closing of the sale transaction was completed on July 1, 2021. We received net cash proceeds of $305.8 million at closing, which remains subject to a post-closing net working capital adjustment as set forth in the Purchase Agreement. Additionally, $10.0 million of the purchase price was deposited into an escrow account as set forth in the Purchase Agreement, the majority of which is expected to be released to us upon completion of the post-closing net working capital adjustment. Pursuant to the Purchase Agreement, at closing of the transaction, we retained a non-controlling 20% equity interest in the business. We expect that the results and financial position of our Health Care Services segment will be deconsolidated from our consolidated financial statements as of July 1, 2021 and that our 20% equity interest in the Health Care Services venture will be accounted for under the equity method of accounting. We expect to recognize an approximate $288 million gain on sale, net of transaction costs, within our condensed consolidated statement of operations for the three months ended September 30, 2021 for the sale transaction. We expect any taxable gains recognized from the transaction to be fully offset by current year operational losses.

Results of Operations

As of June 30, 2021, our total operations included 685 communities with a capacity to serve over 60,000 residents. As of that date, we owned 348 communities (31,783 units), leased 300 communities (21,038 units), and managed 37 communities (6,157 units). The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q. The results of operations for any particular period are not necessarily indicative of results for any future period. Transactions completed during the period of January 1, 2020 to June 30, 2021 affect the comparability of our results of operations.

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

Comparison of Three Months Ended June 30, 2021 and 2020

Summary Operating Results

The following table summarizes our overall operating results for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020	Amount	Percent
Total resident fees and management fees revenue	$678,976	$737,705	$(58,729)	(8.0)%
Other operating income	1,308	26,693	(25,385)	(95.1)%
Facility operating expense	550,846	606,034	(55,188)	(9.1)%
Net income (loss)	(83,604)	(118,420)	(34,816)	(29.4)%
Adjusted EBITDA	33,064	44,733	(11,669)	(26.1)%

The decrease in total resident fees and management fees revenue was primarily attributable to a $57.7 million decrease in resident fees, including a 7.2% decrease in same community RevPAR, comprised of an 860 basis point decrease in same community weighted average occupancy and a 4.2% increase in same community RevPOR. Additionally, the disposition of 13 communities through sales and conveyances of owned communities and lease terminations since the beginning of the prior year period resulted in $12.5 million less in resident fees during the three months ended June 30, 2021 compared to the prior year period. Revenue for the Health Care Services segment decreased $2.9 million, as our home health average daily census decreased compared to the prior year period primarily due to the COVID-19 pandemic and lower occupancy in our communities. Management fee revenue decreased $1.1 million primarily due to the transition of management agreements on 43 net communities since the beginning of the prior year period.

During the three months ended June 30, 2021 and 2020, we recognized $1.3 million and $26.7 million, respectively, of government grants and employee retention credits as other operating income based on our estimates of our satisfaction of the conditions of the credits and grants during the period.

The decrease in facility operating expense was primarily attributable to a 6.1% decrease in same community facility operating expense, which was primarily due to a $44.9 million decrease in incremental direct costs to respond to the COVID-19 pandemic and a decrease in food costs due to reduced occupancy during the period. These decreases in the segment's same community facility operating expense were partially offset by an increase in contract labor costs due to a competitive labor market and an increase in advertising costs as we scaled back advertising during the prior year period as a result of the pandemic. Facility operating expenses for the Health Care Services segment decreased $13.1 million primarily attributable to a decrease in labor costs for home health services as a result of the lower census and a decrease in incremental direct costs to respond to the COVID-19 pandemic. Additionally, the disposition of communities since the beginning of the prior year period resulted in $12.9 million less in facility operating expense during the three months ended June 30, 2021 compared to the prior year period. Facility operating expense for the three months ended June 30, 2021 and 2020 includes $9.7 million and $60.6 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

The decrease in net loss was primarily attributable to decreases in facility operating lease expense, depreciation and amortization expense, non-cash asset impairment expense, and provision for income taxes, as well as an increase in equity in earnings of unconsolidated ventures compared to the prior year period, partially offset by the net impact of the revenue, other operating income, and facility operating expense factors previously discussed.

The decrease in Adjusted EBITDA was primarily attributable to the net impact of the revenue, other operating income, and facility operating expense factors previously discussed and an increase in general and administrative expense (excluding non-cash stock based compensation expense and transaction and organizational restructuring costs), partially offset by a $21.4 million decrease in cash facility operating lease payments, primarily reflecting reduced cash lease payments as a result of the lease restructuring transaction with Ventas on July 26, 2020.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the three months ended June 30, 2021 and 2020, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2021	2020	Amount		Percent
Resident fees	$586,665	$641,459	$(54,794)		(8.5)%
Other operating income	$786	$9,698	$(8,912)		(91.9)%
Facility operating expense	$466,424	$508,561	$(42,137)		(8.3)%

Number of communities (period end)	648	660	(12)		(1.8)%
Number of units (period end)	52,821	54,019	(1,198)		(2.2)%
Total average units	52,911	54,040	(1,129)		(2.1)%
RevPAR	$3,692	$3,954	$(262)		(6.6)%
Occupancy rate (weighted average)	70.5%	78.7%	(820)	bps	n/a
RevPOR	$5,237	$5,022	$215		4.3%

Same Community Operating Results and Data
Resident fees	$559,415	$602,682	$(43,267)		(7.2)%
Other operating income	$769	$7,044	$(6,275)		(89.1)%
Facility operating expense	$443,948	$472,957	$(29,009)		(6.1)%

Number of communities	637	637	—		—
Total average units	50,455	50,451	4		—
RevPAR	$3,696	$3,982	$(286)		(7.2)%
Occupancy rate (weighted average)	70.4%	79.0%	(860)	bps	n/a
RevPOR	$5,252	$5,040	$212		4.2%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended June 30, 2021 and 2020, including operating results and data on a same community basis.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2021	2020	Amount		Percent
Resident fees	$118,005	$130,278	$(12,273)		(9.4)%
Other operating income	$111	$—	$111		NM
Facility operating expense	$82,824	$89,240	$(6,416)		(7.2)%

Number of communities (period end)	68	68	—		—
Number of units (period end)	12,566	12,534	32		0.3%
Total average units	12,552	12,534	18		0.1%
RevPAR	$3,134	$3,465	$(331)		(9.6)%
Occupancy rate (weighted average)	73.5%	83.5%	(1,000)	bps	n/a
RevPOR	$4,266	$4,147	$119		2.9%

Same Community Operating Results and Data
Resident fees	$114,659	$127,065	$(12,406)		(9.8)%
Other operating income	$110	$—	$110		NM
Facility operating expense	$80,303	$86,852	$(6,549)		(7.5)%

Number of communities	66	66	—		—
Total average units	12,164	12,156	8		0.1%
RevPAR	$3,142	$3,484	$(342)		(9.8)%
Occupancy rate (weighted average)	73.4%	83.6%	(1,020)	bps	n/a
RevPOR	$4,280	$4,170	$110		2.6%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 1,020 basis point decrease in same community weighted average occupancy and a 2.6% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of the net move-in and move-out activity at our communities since the beginning of the prior year period. During the three months ended June 30, 2021, the segment's quarterly net move-ins and move-outs turned positive for the first time since the pandemic began. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases.

The decrease in the segment's facility operating expense was primarily attributable to a decrease in the segment's same community facility operating expense, including an $8.0 million decrease in incremental direct costs to respond to the COVID-19 pandemic and a decrease in food costs due to reduced occupancy during the period. These decreases in the segment's same community facility operating expense were partially offset by an increase in advertising costs as we scaled back advertising during the prior year period as a result of the pandemic. The segment's facility operating expense for the three months ended June 30, 2021 and 2020 includes $1.4 million and $9.6 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended June 30, 2021 and 2020, including operating results and data on a same community basis.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2021	2020	Amount		Percent
Resident fees	$391,718	$432,156	$(40,438)		(9.4)%
Other operating income	$629	$152	$477		NM
Facility operating expense	$315,285	$344,600	$(29,315)		(8.5)%

Number of communities (period end)	560	570	(10)		(1.8)%
Number of units (period end)	34,904	35,744	(840)		(2.4)%
Total average units	35,018	35,785	(767)		(2.1)%
RevPAR	$3,728	$4,025	$(297)		(7.4)%
Occupancy rate (weighted average)	69.5%	77.8%	(830)	bps	n/a
RevPOR	$5,365	$5,172	$193		3.7%

Same Community Operating Results and Data
Resident fees	$386,661	$420,705	$(34,044)		(8.1)%
Other operating income	$627	$151	$476		NM
Facility operating expense	$311,186	$334,006	$(22,820)		(6.8)%

Number of communities	556	556	—		—
Total average units	34,505	34,509	(4)		—
RevPAR	$3,735	$4,064	$(329)		(8.1)%
Occupancy rate (weighted average)	69.4%	78.0%	(860)	bps	n/a
RevPOR	$5,382	$5,207	$175		3.4%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of an 860 basis point decrease in same community weighted average occupancy and a 3.4% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of the net move-in and move-out activity at our communities since the beginning of the prior year period. During the three months ended June 30, 2021, the segment's quarterly net move-ins and move-outs turned positive for the first time since the pandemic began. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases. Additionally, the disposition of 11 communities (877 units) since the beginning of the prior year period resulted in $6.4 million less in resident fees during the three months ended June 30, 2021 compared to the prior year period.

The decrease in the segment's facility operating expense was primarily attributable to a decrease in the segment's same community facility operating expense, including a $31.7 million decrease in incremental direct costs to respond to the COVID-19 pandemic and a decrease in food costs due to reduced occupancy during the period. These decreases in the segment's same community facility operating expense were partially offset by an increase in contract labor costs due to a competitive labor market and an increase in advertising costs as we scaled back advertising during the prior year period as a result of the pandemic. Additionally, the disposition of communities since the beginning of the prior year period resulted in $6.3 million less in facility operating expense during the three months ended June 30, 2021 compared to the prior year period. The segment's facility operating expense for the three months ended June 30, 2021 and 2020 includes $6.1 million and $38.7 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended June 30, 2021 and 2020, including operating results and data on a same community basis.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2021	2020	Amount		Percent
Resident fees	$76,942	$79,025	$(2,083)		(2.6)%
Other operating income	$46	$9,546	$(9,500)		(99.5)%
Facility operating expense	$68,315	$74,721	$(6,406)		(8.6)%

Number of communities (period end)	20	22	(2)		(9.1)%
Number of units (period end)	5,351	5,741	(390)		(6.8)%
Total average units	5,341	5,721	(380)		(6.6)%
RevPAR	$4,770	$4,572	$198		4.3%
Occupancy rate (weighted average)	70.2%	74.0%	(380)	bps	n/a
RevPOR	$6,790	$6,181	$609		9.9%

Same Community Operating Results and Data
Resident fees	$58,095	$54,912	$3,183		5.8%
Other operating income	$32	$6,893	$(6,861)		(99.5)%
Facility operating expense	$52,459	$52,099	$360		0.7%

Number of communities	15	15	—		—
Total average units	3,786	3,786	—		—
RevPAR	$5,115	$4,835	$280		5.8%
Occupancy rate (weighted average)	69.4%	73.2%	(380)	bps	n/a
RevPOR	$7,374	$6,605	$769		11.6%

The decrease in the segment's resident fees was primarily attributable to the disposition of two communities (456 units) since the beginning of the prior year period, which resulted in $6.1 million less in resident fees during the three months ended June 30, 2021 compared to the prior year period. The decrease in resident fees was partially offset by the increase in the segment's same community RevPAR, comprised of an 11.6% increase in same community RevPOR and a 380 basis point decrease in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of an occupancy mix shift from less independent living services to more skilled nursing services within the segment and in-place rent increases. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of the net move-in and move-out activity at our communities since the beginning of the prior year period. The segment’s period-end occupancy increased on a sequential basis for both the three months ended March 31, 2021 and June 30, 2021.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $6.6 million less in facility operating expense during the three months ended June 30, 2021 compared to the prior year period, partially offset by an increase in the segment's same community facility operating expense. The increase in the segment's same community facility operating expense was primarily attributable to an increase in labor expense arising from increased contract labor costs due to a competitive labor market and wage rate increases, an increase in healthcare supplies costs as we intentionally scaled back advertising during the prior year period for the reduced occupancy, an increase in repairs and maintenance costs due to more move-ins during the period, and an increase in advertising costs. These increases in the segment's same community facility operating expense were partially offset by a $5.2 million decrease in incremental direct costs to respond to the COVID-19 pandemic. The segment's facility operating expense for the three months ended June 30, 2021 and 2020 includes $1.4 million and $9.3 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Operating Results - Health Care Services Segment

The following table summarizes the operating results and data for our Health Care Services segment for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except census)	2021	2020	Amount	Percent
Resident fees	$87,313	$90,170	$(2,857)	(3.2)%
Other operating income	$522	$16,995	$(16,473)	(96.9)%
Facility operating expense	$84,422	$97,473	$(13,051)	(13.4)%

Home health average daily census	11,174	12,980	(1,806)	(13.9)%
Hospice average daily census	1,467	1,646	(179)	(10.9)%

The decrease in the segment's resident fees was primarily attributable to a decrease in revenue for home health services, as our home health average daily census decreased compared to the prior year period primarily due to the COVID-19 pandemic and lower occupancy in our communities.

The decrease in the segment's facility operating expense was primarily attributable to a decrease in labor costs for home health services as a result of the lower census and a $2.3 million decrease in incremental direct costs to respond to the COVID-19 pandemic. The segment's facility operating expense for the three months ended June 30, 2021 and 2020 includes $0.8 million and $3.1 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

As described above, we sold 80% of our equity in our Health Care Services segment pursuant to the Purchase Agreement with HCA Healthcare on July 1, 2021. For periods beginning July 1, 2021, we expect that the results and financial position of our Health Care Services segment will be deconsolidated from the consolidated financial statements and our 20% equity interest in the Health Care Services venture will be accounted for under the equity method of accounting.

Operating Results - Management Services Segment

The following table summarizes the operating results and data for our Management Services segment for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities and units)	2021	2020	Amount	Percent
Management fees	$4,998	$6,076	$(1,078)	(17.7)%
Reimbursed costs incurred on behalf of managed communities	$43,008	$101,511	$(58,503)	(57.6)%
Costs incurred on behalf of managed communities	$43,008	$101,511	$(58,503)	(57.6)%

Number of communities (period end)	37	77	(40)	(51.9)%
Number of units (period end)	6,157	10,694	(4,537)	(42.4)%
Total average units	6,354	10,905	(4,551)	(41.7)%

The decrease in management fees was primarily attributable to the transition of management arrangements on 43 net communities since the beginning of the prior year period generally for management arrangements on certain former unconsolidated ventures in which we sold our interest and interim management arrangements on formerly leased communities. Management fees of $5.0 million for the three months ended June 30, 2021 include $0.8 million of management fees attributable to communities for which our management agreements were terminated during such period. We expect the terminations of a significant majority of our remaining management agreements to occur in the next approximately 12 months.

The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020	Amount	Percent
General and administrative expense	$52,400	$52,518	$(118)	(0.2)%
Facility operating lease expense	43,864	62,379	(18,515)	(29.7)%
Depreciation and amortization	83,591	93,154	(9,563)	(10.3)%
Asset impairment	2,078	10,290	(8,212)	(79.8)%
Interest income	341	2,243	(1,902)	(84.8)%
Interest expense	49,057	52,422	(3,365)	(6.4)%
Gain (loss) on debt modification and extinguishment, net	—	(157)	157	NM
Equity in earnings (loss) of unconsolidated ventures	13,946	438	13,508	NM
Gain (loss) on sale of assets, net	(79)	(1,029)	950	92.3%
Other non-operating income (loss)	2,948	988	1,960	198.4%
Benefit (provision) for income taxes	792	(8,504)	9,296	NM

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to decreases in transaction costs, non-cash stock-based compensation expense, and organizational restructuring costs, partially offset by an increase in incentive compensation costs. General and administrative expense includes transaction and organizational restructuring costs of $0.7 million and $3.4 million for the three months ended June 30, 2021 and 2020, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs. General and administrative expense of $52.4 million for the three months ended June 30, 2021 includes direct general and administrative expense attributable to the Health Care Services segment, which was subsequently transitioned to the unconsolidated Health Care Services venture on July 1, 2021. Additionally, we expect reductions of general and administrative expense for indirect scaling initiatives, including initiatives completed prior to the date of this report.

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

Asset Impairment. During the three months ended June 30, 2021 and 2020, we recorded $2.1 million and $10.3 million, respectively, of non-cash impairment charges, primarily for right-of-use assets for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic.

Interest Expense. The decrease in interest expense was primarily due to a decrease in interest expense on long-term debt, reflecting the impact of lower interest rates.

Equity in Earnings (Loss) of Unconsolidated Ventures. The increase in equity in earnings of unconsolidated ventures was primarily due to the gain on sale of assets recognized by our unconsolidated entry fee CCRC venture for the sale of the two remaining entry fee CCRCs during the current year period.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended June 30, 2021 and 2020 was primarily due to the annualized effective rate for 2021 as compared to 2020.

We recorded an aggregate deferred federal, state, and local tax benefit of $20.8 million as a result of the operating loss for the three months ended June 30, 2021, which was offset by a proportionate increase in the valuation allowance of $19.8 million. The change in the valuation allowance for the three months ended June 30, 2021 resulted from the anticipated reversal of future tax liabilities offset by future tax deductions. We recorded an aggregate deferred federal, state, and local tax benefit of $26.7 million for the three months ended June 30, 2020, which was offset by an increase in the valuation allowance of $33.2 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of June 30, 2021 and December 31, 2020 was $426.3 million and $381.0 million, respectively.

Comparison of Six Months Ended June 30, 2021 and 2020

Summary Operating Results

The following table summarizes our overall operating results for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020	Amount	Percent
Total resident fees and management fees revenue	$1,351,892	$1,629,127	$(277,235)	(17.0)%
Other operating income	12,043	26,693	(14,650)	(54.9)%
Facility operating expense	1,107,158	1,194,516	(87,358)	(7.3)%
Net income (loss)	(191,907)	251,077	(442,984)	NM
Adjusted EBITDA	68,045	229,802	(161,757)	(70.4)%

The decrease in total resident fees and management fees revenue was primarily attributable to a $176.0 million decrease in resident fees, including a 10.8% decrease in same community RevPAR, comprised of an 1,130 basis point decrease in same community weighted average occupancy and a 3.5% increase in same community RevPOR. Additionally, the disposition of 15 communities through sales and conveyances of owned communities and lease terminations since the beginning of the prior year period resulted in $27.9 million less in resident fees during the six months ended June 30, 2021 compared to the prior year period. Revenue for the Health Care Services segment decreased $10.8 million, as our home health average daily census decreased compared to the prior year period primarily due to the COVID-19 pandemic and lower occupancy in our communities. Management fee revenue decreased $101.2 million primarily due to $100.0 million of management fee revenue during the three months ended March 31, 2020 for the management termination fee payment from Healthpeak and terminations of management agreements subsequent to the beginning of the prior year period.

During the six months ended June 30, 2021 and 2020, we recognized $12.0 million and $26.7 million, respectively, of government grants and employee retention credits as other operating income based on our estimates of our satisfaction of the conditions of the grants and credits during the period.

The decrease in facility operating expense was primarily attributable to a 3.6% decrease in same community facility operating expense which was primarily due to a $28.9 million decrease in incremental direct costs to respond to the COVID-19 pandemic and a decrease in food costs due to reduced occupancy during the period. These decreases in the segment's same community facility operating expense were partially offset by an increase in contract labor costs due to a competitive labor market and an increase in advertising costs as we scaled back advertising during the prior year period due to the pandemic. Facility operating expenses for the Health Care Services segment decreased $30.0 million primarily attributable to a decrease in labor costs for home health services as a result of lower census and as we adjusted our home health services operational structure to better align our facility operating expenses and business model with the new Patient-Driven Grouping Model ("PDGM"), an alternate home health case-mix adjustment methodology with a 30-day unit of payment, which became effective beginning January 1, 2020. Additionally, the disposition of communities since the beginning of the prior year period resulted in $26.5 million less in facility operating expense during the six months ended June 30, 2021 compared to the prior year period. Facility operating expense for the six months ended June 30, 2021 and 2020 includes $37.1 million and $70.6 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

The change in net income (loss) was primarily attributable to a $370.8 million decrease in net gain on sale of assets, primarily resulting from the sale of our interest in the CCRC Venture, as well as the net impact of the revenue, other operating income, and facility operating expense factors previously discussed, offset by decreases in non-cash asset impairment expense and facility operating lease expense compared to the prior year period.

The decrease in Adjusted EBITDA was primarily attributable to the revenue, other operating income, and facility operating expense factors previously discussed, partially offset by a $43.5 million decrease in cash facility operating lease payments, primarily reflecting reduced cash lease payments as a result of the lease restructuring transaction with Ventas on July 26, 2020.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the six months ended June 30, 2021 and 2020 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2021	2020	Amount		Percent
Resident fees	$1,164,164	$1,329,347	$(165,183)		(12.4)%
Other operating income	$8,938	$9,698	$(760)		(7.8)%
Facility operating expense	$935,705	$993,103	$(57,398)		(5.8)%

Number of communities (period end)	648	660	(12)		(1.8)%
Number of units (period end)	52,821	54,019	(1,198)		(2.2)%
Total average units	52,941	54,112	(1,171)		(2.2)%
RevPAR	$3,662	$4,092	$(430)		(10.5)%
Occupancy rate (weighted average)	70.0%	81.0%	(1,100)	bps	n/a
RevPOR	$5,228	$5,054	$174		3.4%

Same Community Operating Results and Data
Resident fees	$1,110,882	$1,245,914	$(135,032)		(10.8)%
Other operating income	$8,323	$7,044	$1,279		18.2%
Facility operating expense	$890,287	$923,637	$(33,350)		(3.6)%

Number of communities	637	637	—		—
Total average units	50,455	50,455	—		—
RevPAR	$3,670	$4,116	$(446)		(10.8)%
Occupancy rate (weighted average)	69.9%	81.2%	(1,130)	bps	n/a
RevPOR	$5,248	$5,069	$179		3.5%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the six months ended June 30, 2021 and 2020, including operating results and data on a same community basis.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2021	2020	Amount		Percent
Resident fees	$236,787	$266,140	$(29,353)		(11.0)%
Other operating income	$1,475	$—	$1,475		NM
Facility operating expense	$165,641	$173,688	$(8,047)		(4.6)%

Number of communities (period end)	68	68	—		—
Number of units (period end)	12,566	12,534	32		0.3%
Total average units	12,546	12,532	14		0.1%
RevPAR	$3,146	$3,540	$(394)		(11.1)%
Occupancy rate (weighted average)	73.5%	85.3%	(1,180)	bps	n/a
RevPOR	$4,278	$4,149	$129		3.1%

Same Community Operating Results and Data
Resident fees	$230,284	$259,621	$(29,337)		(11.3)%
Other operating income	$1,437	$—	$1,437		NM
Facility operating expense	$160,670	$169,024	$(8,354)		(4.9)%

Number of communities	66	66	—		—
Total average units	12,163	12,158	5		—
RevPAR	$3,156	$3,559	$(403)		(11.3)%
Occupancy rate (weighted average)	73.5%	85.3%	(1,180)	bps	n/a
RevPOR	$4,294	$4,172	$122		2.9%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 1,180 basis points decrease in same community weighted average occupancy and a 2.9% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of the net move-in and move-out activity at our communities since the beginning of the prior year period. During the three months ended June 30, 2021, the segment's quarterly net move-ins and move-outs turned positive for the first time since the pandemic began. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases.

The decrease in the segment's facility operating expense was primarily attributable to a decrease in the segment's same community facility operating expense, including a $6.3 million decrease in incremental direct costs to respond to the COVID-19 pandemic and a decrease in food costs due to reduced occupancy during the period. These decreases in the segment's same community facility operating expense were partially offset by an increase in advertising costs as we scaled back advertising during the prior year period as a result of the pandemic. The segment's facility operating expense for the six months ended June 30, 2021 and 2020 includes $4.5 million and $10.8 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the six months ended June 30, 2021 and 2020, including operating results and data on a same community basis.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2021	2020	Amount		Percent
Resident fees	$778,656	$889,635	$(110,979)		(12.5)%
Other operating income	$5,733	$152	$5,581		NM
Facility operating expense	$635,894	$670,078	$(34,184)		(5.1)%

Number of communities (period end)	560	570	(10)		(1.8)%
Number of units (period end)	34,904	35,744	(840)		(2.4)%
Total average units	35,063	35,864	(801)		(2.2)%
RevPAR	$3,700	$4,134	$(434)		(10.5)%
Occupancy rate (weighted average)	68.9%	79.9%	(1,100)	bps	n/a
RevPOR	$5,371	$5,175	$196		3.8%

Same Community Operating Results and Data
Resident fees	$768,109	$864,974	$(96,865)		(11.2)%
Other operating income	$5,594	$151	$5,443		NM
Facility operating expense	$626,195	$650,344	$(24,149)		(3.7)%

Number of communities	556	556	—		—
Total average units	34,506	34,511	(5)		—
RevPAR	$3,710	$4,177	$(467)		(11.2)%
Occupancy rate (weighted average)	68.8%	80.1%	(1,130)	bps	n/a
RevPOR	$5,389	$5,214	$175		3.4%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 1,130 basis point decrease in same community weighted average occupancy and a 3.4% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of the net move-in and move-out activity at our communities since the beginning of the prior year period. During the three months ended June 30, 2021, the segment's quarterly net move-ins and move-outs turned positive for the first time since the pandemic began. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases. Additionally, the disposition of 13 communities (1,044 units) since the beginning of the prior year period resulted in $13.8 million less in resident fees during the six months ended June 30, 2021 compared to the prior year period.

The decrease in the segment's facility operating expense was primarily attributable to a decrease in the segment's same community facility operating expense, including a $20.4 million decrease in incremental direct costs to respond to the COVID-19 pandemic, a decrease in labor costs arising from fewer hours worked, and a decrease in food costs due to reduced occupancy during the period. These decreases in the segment's same community facility operating expense were partially offset by an increase in contract labor costs due to a competitive labor market and an increase in advertising costs as we scaled back advertising during the prior year period as a result of the pandemic. Additionally, the disposition of communities since the beginning of the prior year period resulted in $13.3 million less in facility operating expense during the six months ended June 30, 2021 compared to the prior year period. The segment's facility operating expense for the six months ended June 30, 2021 and 2020 includes $25.0 million and $46.4 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the six months ended June 30, 2021 and 2020, including operating results and data on a same community basis.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2021	2020	Amount		Percent
Resident fees	$148,721	$173,572	$(24,851)		(14.3)%
Other operating income	$1,730	$9,546	$(7,816)		(81.9)%
Facility operating expense	$134,170	$149,337	$(15,167)		(10.2)%

Number of communities (period end)	20	22	(2)		(9.1)%
Number of units (period end)	5,351	5,741	(390)		(6.8)%
Total average units	5,332	5,716	(384)		(6.7)%
RevPAR	$4,621	$5,034	$(413)		(8.2)%
Occupancy rate (weighted average)	69.3%	78.2%	(890)	bps	n/a
RevPOR	$6,665	$6,438	$227		3.5%

Same Community Operating Results and Data
Resident fees	$112,489	$121,319	$(8,830)		(7.3)%
Other operating income	$1,292	$6,893	$(5,601)		(81.3)%
Facility operating expense	$103,422	$104,269	$(847)		(0.8)%

Number of communities	15	15	—		—
Total average units	3,786	3,786	—		—
RevPAR	$4,952	$5,341	$(389)		(7.3)%
Occupancy rate (weighted average)	68.3%	77.8%	(950)	bps	n/a
RevPOR	$7,255	$6,864	$391		5.7%

The decrease in the segment's resident fees was primarily attributable to the disposition of two communities (456 units) since the beginning of the prior year period which resulted in $14.1 million less in resident fees during the six months ended June 30, 2021 compared to the prior year period. Additionally, there was a decrease in the segment's same community RevPAR, comprised of a 950 basis point decrease in same community weighted average occupancy and a 5.7% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of the net move-in and move-out activity at our communities since the beginning of the prior year period. The segment’s period-end occupancy increased on a sequential basis for both the three months ended March 31, 2021 and June 30, 2021. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases and an occupancy mix shift from less independent living services to more skilled nursing services within the segment.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $13.2 million less in facility operating expense during the six months ended June 30, 2021 compared to the prior year period and a decrease in the segment's same community facility operating expense. The decrease in the segment's same community facility operating expense was primarily attributable to a $2.2 million decrease in incremental direct costs to respond to the COVID-19 pandemic and a decrease in food costs due to reduced occupancy during the period. These decreases in the segment's same community facility operating expense were partially offset by an increase in labor expense arising from increased contract labor costs due to a competitive labor market and wage rate increases. The segment's facility operating expense for the six months ended June 30, 2021 and 2020 includes $5.4 million and $9.9 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Operating Results - Health Care Services Segment

The following table summarizes the operating results and data for our Health Care Services segment for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except census)	2021	2020	Amount	Percent
Resident fees	$174,164	$184,989	$(10,825)	(5.9)%
Other operating income	$3,105	$16,995	$(13,890)	(81.7)%
Facility operating expense	$171,453	$201,413	$(29,960)	(14.9)%

Home health average daily census	11,409	13,500	(2,091)	(15.5)%
Hospice average daily census	1,488	1,672	(184)	(11.0)%

The decrease in the segment's resident fees was primarily attributable to a decrease in revenue for home health services, as our home health average daily census decreased compared to the prior year period primarily due to the COVID-19 pandemic and lower occupancy in our communities.

The decrease in the segment's facility operating expense was primarily attributable to a decrease in labor costs for home health services as a result of the lower census and as we adjusted our home health services operational structure to better align our facility operating expenses and business model with the new payment model. The segment's facility operating expense for the six months ended June 30, 2021 and 2020 includes $2.2 million and $3.5 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

As described above, we sold 80% of our equity in our Health Care Services segment pursuant to the Purchase Agreement with HCA Healthcare on July 1, 2021. For periods beginning July 1, 2021, we expect that the results and financial position of our Health Care Services segment will be deconsolidated from the consolidated financial statements and our 20% equity interest in the Health Care Services venture will be accounted for under the equity method of accounting.

Operating Results - Management Services Segment

The following table summarizes the operating results and data for our Management Services segment for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, and occupancy)	2021	2020	Amount	Percent
Management fees	$13,564	$114,791	$(101,227)	(88.2)%
Reimbursed costs incurred on behalf of managed communities	$108,802	$224,228	$(115,426)	(51.5)%
Costs incurred on behalf of managed communities	$108,802	$224,228	$(115,426)	(51.5)%

Number of communities (period end)	37	77	(40)	(51.9)%
Number of units (period end)	6,157	10,694	(4,537)	(42.4)%
Total average units	7,306	12,115	(4,809)	(39.7)%

The decrease in management fees was primarily attributable to $100.0 million of management agreement termination fees recognized for the six months ended June 30, 2020 for the management agreement termination fee received from Healthpeak in connection with the sale of our ownership interest in the CCRC Venture. As of June 30, 2021, we have completed the transition of management arrangements on 63 net communities since the beginning of the prior year period, generally for management arrangements on certain former unconsolidated ventures in which we sold our interest and interim management arrangements on formerly leased communities. Management fees of $13.6 million for the six months ended June 30, 2021 include $5.2 million of management agreement termination fees and $1.3 million of other management fees attributable to communities for which our management agreements were terminated during such period. We expect the terminations of a significant majority of our remaining management agreements to occur in the next approximately 12 months.

The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020	Amount	Percent
General and administrative expense	$102,343	$107,113	$(4,770)	(4.5)%
Facility operating lease expense	88,282	126,860	(38,578)	(30.4)%
Depreciation and amortization	167,482	183,892	(16,410)	(8.9)%
Asset impairment	12,755	88,516	(75,761)	(85.6)%
Interest income	762	3,698	(2,936)	(79.4)%
Interest expense	97,664	108,782	(11,118)	(10.2)%
Gain (loss) on debt modification and extinguishment, net	—	19,024	(19,024)	(100.0)%
Equity in earnings (loss) of unconsolidated ventures	13,415	(570)	13,985	NM
Gain (loss) on sale of assets, net	1,033	371,810	(370,777)	(99.7)%
Other non-operating income (loss)	4,592	3,650	942	25.8%
Benefit (provision) for income taxes	40	7,324	(7,284)	(99.5)%

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to a reduction in our corporate headcount as we scaled our general and administrative costs in connection with community dispositions, as well as decreases in non-cash stock-based compensation expense, transaction costs, organizational restructuring costs, and travel costs. These decreases were partially offset by an increase in incentive compensation costs. General and administrative expense includes transaction and organizational restructuring costs of $2.6 million and $5.3 million for the six months ended June 30, 2021 and 2020, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs. General and administrative expense of $102.3 million for the six months ended June 30, 2021 includes direct general and administrative expense attributable to the Health Care Services segment, which was subsequently transitioned to the unconsolidated Health Care Services venture on July 1, 2021. Additionally, we expect reductions of general and administrative expense for indirect scaling initiatives, including indirect initiatives completed prior to the date of this report.

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

Asset Impairment. During the current year period, we recorded $12.8 million of non-cash impairment charges, primarily for right-of-use assets for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic and for natural disaster related property damage sustained at certain communities during the period. During the prior year period, we recorded $88.5 million of non-cash impairment charges, primarily for right-of-use assets for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic.

Interest Expense. The decrease in interest expense was primarily due to a decrease in interest expense on long-term debt, reflecting the impact of lower interest rates, and the acquisition of communities previously subject to financing leases since the beginning of the prior year period.

Equity in Earnings (Loss) of Unconsolidated Ventures. The change in equity in earnings (loss) of unconsolidated ventures was primarily due to the gain on sale of assets recognized by our unconsolidated entry fee CCRC venture for the sale of the two remaining entry fee CCRCs during the current year period.

Gain (Loss) on Sale of Assets, Net. The decrease in gain on sale of assets, net was primarily due to a $369.8 million gain on sale of assets recognized for the sale of our ownership interest in the CCRC Venture during the prior year period.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the six months ended June 30, 2021 and 2020 was primarily due to the impact of the multi-part transaction with Healthpeak that occurred in the three months ended March 31, 2020. The impact represented the tax expense recorded on the gain of the sale of our interest in the CCRC Venture offset by a decrease in the valuation allowance that was a direct result of the multi-part transaction with Healthpeak.

We recorded an aggregate deferred federal, state, and local tax benefit of $46.0 million as a result of the operating loss for the six months ended June 30, 2021, which was offset by a proportionate increase in the valuation allowance of $45.3 million. We recorded an aggregate deferred federal, state, and local tax expense of $64.2 million, of which $28.9 million was recorded as a result of the benefit on our operating loss for the six months ended June 30, 2020. The benefit was offset by $93.1 million of tax expense that was recorded on the sale of our interest in the CCRC Venture. The tax expense was offset by a decrease in the valuation allowance of $79.5 million.

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

Liquidity and Indebtedness

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the condensed consolidated statements of cash flows, and our Adjusted Free Cash Flow:

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020	Amount	Percent
Net cash provided by (used in) operating activities	$(20,447)	$209,319	$(229,766)	NM
Net cash provided by (used in) investing activities	(2,245)	(295,410)	(293,165)	(99.2)%
Net cash provided by (used in) financing activities	(56,554)	306,524	(363,078)	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	(79,246)	220,433	(299,679)	NM
Cash, cash equivalents, and restricted cash at beginning of period	465,148	301,697	163,451	54.2%
Cash, cash equivalents, and restricted cash at end of period	$385,902	$522,130	$(136,228)	(26.1)%
Adjusted Free Cash Flow	$(105,421)	$118,633	$(224,054)	NM

The change in net cash provided by (used in) operating activities was attributable primarily to a decrease in same community revenue compared to the prior year period, the $100.0 million management agreement termination fee payment received from Healthpeak in connection with the sale of our ownership interest in the CCRC Venture in the prior year period, $85.0 million of cash received under the Medicare accelerated and advance payment program in the prior year period, a $32.1 million decrease in government grants accepted compared to the prior year period, and $26.5 million of the employer portion of social security payroll taxes deferred during the prior year period. These changes were partially offset by a decrease in cash facility operating lease payments and decreases in cash payments for accounts payable and accrued expenses compared to the prior year period.

The decrease in net cash used in investing activities was primarily attributable to $446.7 million of cash paid for the acquisition of communities during the prior year period, an $84.2 million increase in proceeds from sales and maturities of marketable securities, a $33.3 million decrease in cash paid for capital expenditures, and a $29.3 million decrease in purchases of marketable securities compared to the prior year period. These changes were partially offset by a $290.9 million decrease in net proceeds from the sale of assets compared to the prior year period.

The change in net cash provided by (used in) financing activities was primarily attributable to a $452.4 million decrease in debt proceeds compared to the prior year period and $166.4 million of draws on our former secured credit facility during the prior year period. These changes were partially offset by a $231.0 million decrease in repayment of debt and financing lease obligations, an $18.1 million decrease in cash paid for share repurchases, and a $7.3 million decrease in cash paid for financing costs compared to the prior year period.

The change in Adjusted Free Cash Flow was primarily attributable to the change in net cash provided by (used in) operating activities, excluding $5.4 million of distributions from unconsolidated ventures, and an $18.8 million decrease in non-development capital expenditures, net compared to the prior year period.

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

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity. During 2020, we also received cash grants and advanced Medicare payments under programs expanded or created under the CARES Act, and we have elected to utilize the CARES Act payroll tax deferral program, each as described above. As described above, we sold 80% of our equity in our Health Care Services segment on July 1, 2021, for net cash proceeds of $305.8 million at closing. We are evaluating the use of the net proceeds from the transaction.

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
•acquisition consideration;
•transaction costs and expansion of our healthcare and service platform;
•capital expenditures and improvements, including the expansion, renovation, redevelopment, and repositioning of our existing communities;
•cash collateral required to be posted in connection with our financial instruments and insurance programs; and
•other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of June 30, 2021, we had $3.9 billion of debt outstanding, at a weighted average interest rate of 3.6%. As of such date, 98.1%, or $3.8 billion of our total debt obligations represented non-recourse property-level mortgage financings. As of June 30, 2021, $1.4 billion of our long-term debt is variable rate debt subject to interest rate cap agreements. The remaining $128.1 million of our long-term variable rate debt is not subject to any interest rate cap agreements. As of June 30, 2021, $70.3 million of letters of credit and no cash borrowings were outstanding under our $80.0 million secured credit facility. We also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of June 30, 2021 under which $13.6 million had been issued as of that date.

As of June 30, 2021, we had $1.5 billion of operating and financing lease obligations. For the twelve months ending June 30, 2022, we will be required to make approximately $269.7 million of cash lease payments in connection with our existing operating and financing leases.

Total liquidity of $387.8 million as of June 30, 2021 included $280.7 million of unrestricted cash and cash equivalents (excluding restricted cash and lease security deposits of $108.0 million in the aggregate), $100.0 million of marketable securities, and $7.1 million of availability on our secured credit facility. Total liquidity as of June 30, 2021 decreased $187.7 million from total liquidity of $575.5 million as of December 31, 2020. The decrease was primarily attributable to the negative $105.4 million of Adjusted Free Cash Flow and $49.4 million of payments of mortgage debt during the six months ended June 30, 2021. As described above, we sold 80% of our equity in our Health Care Services segment on July 1, 2021, for net cash proceeds of $305.8 million at closing, which further enhanced our liquidity subsequent to June 30, 2021.

As of June 30, 2021, our current liabilities exceeded current assets by $116.4 million. Included in our current liabilities is $218.3 million of the current portion of long term debt which we have historically refinanced in the normal course. Our current liabilities also include $164.1 million of the current portion of operating and financing lease obligations, for which the associated right-of-use assets are excluded from current assets on our condensed consolidated balance sheets.

We currently estimate that our net cash proceeds of $305.8 million for the sale of 80% of our equity in our Health Care Services segment on July 1, 2021 and our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand, cash equivalents, and marketable securities will be sufficient to fund our liquidity needs for at least the next 12 months.

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

The following table summarizes our capital expenditures for the six months ended June 30, 2021 for our consolidated business:

(in millions)
Community-level capital expenditures, net(1)	$53.3
Corporate capital expenditures, net(2)	10.0
Non-development capital expenditures, net(3)	63.3
Development capital expenditures, net	2.1
Total capital expenditures, net	$65.4

(1)Reflects the amount invested, net of lessor reimbursements of $19.0 million.

(2)Includes $4.7 million of remediation costs at our communities resulting from natural disasters.

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

Credit Facilities

On December 11, 2020, we entered into a revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The agreement provides a commitment amount of up to $80 million which can be drawn in cash or as letters of credit. The agreement matures on January 15, 2024. Amounts drawn under the facility will bear interest at 30-day LIBOR plus an applicable margin which was 2.75% as of June 30, 2021. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of June 30, 2021. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities and restricted cash deposits. Available capacity under the facility will vary from time to time based upon borrowing base calculations related to the appraised value and performance of the communities securing the credit facility.

As of June 30, 2021, $70.3 million of letters of credit and no cash borrowings were outstanding under our $80.0 million secured credit facility and the facility had $7.1 million of availability. We also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of June 30, 2021 under which $13.6 million had been issued as of that date.

Long-Term Leases

As of June 30, 2021, we operated 300 communities under long-term leases (234 operating leases and 66 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. We typically guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

For the three and six months ended June 30, 2021, our cash lease payments for our operating leases were $53.7 million and $107.6 million, respectively and for our financing leases were $16.4 million and $32.5 million, respectively. For the twelve months ending June 30, 2022, we will be required to make $269.7 million of cash lease payments in connection with our existing operating and financing leases. Our capital expenditure plans for 2021 include required minimum spend of approximately $18 million for capital expenditures under certain of our community leases. Additionally, we are required to spend an average of approximately $26 million per year for each of the following four years and approximately $17 million thereafter under the initial lease terms of such leases.

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

As of June 30, 2021, we are in compliance with the financial covenants of our debt agreements and long-term leases.

Contractual Commitments
Significant ongoing commitments consist primarily of leases, debt, and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the "Contractual Commitments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. There have been no material changes outside the ordinary course of business in our contractual commitments during the six months ended June 30, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021, we do not have an interest in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, cash requirements, or capital resources.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$(83,604)	$(118,420)	$(191,907)	$251,077
Provision (benefit) for income taxes	(792)	8,504	(40)	(7,324)
Equity in (earnings) loss of unconsolidated ventures	(13,946)	(438)	(13,415)	570
Loss (gain) on debt modification and extinguishment, net	—	157	—	(19,024)
Loss (gain) on sale of assets, net	79	1,029	(1,033)	(371,810)
Other non-operating (income) loss	(2,948)	(988)	(4,592)	(3,650)
Interest expense	49,057	52,422	97,664	108,782
Interest income	(341)	(2,243)	(762)	(3,698)
Income (loss) from operations	(52,495)	(59,977)	(114,085)	(45,077)
Depreciation and amortization	83,591	93,154	167,482	183,892
Asset impairment	2,078	10,290	12,755	88,516
Operating lease expense adjustment	(5,326)	(8,221)	(9,990)	(14,954)
Non-cash stock-based compensation expense	4,527	6,119	9,310	12,076
Transaction and organizational restructuring costs	689	3,368	2,573	5,349
Adjusted EBITDA(1)	$33,064	$44,733	$68,045	$229,802

(1)     Adjusted EBITDA includes:
•$1.3 million and $12.0 million benefit for the three and six months ended June 30, 2021, respectively, and $26.7 million for both the three and six months ended June 30, 2020 of government grants and credits recognized in other operating income
•$100.0 million benefit for the six months ended June 30, 2020 for the management agreement termination fee payment received from Healthpeak in connection with the sale of our ownership interest in the CCRC Venture

Adjusted Free Cash Flow

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net cash provided by (used in) operating activities	$3,410	$151,840	$(20,447)	$209,319
Net cash provided by (used in) investing activities	1,561	(47,483)	(2,245)	(295,410)
Net cash provided by (used in) financing activities	(20,992)	(40,726)	(56,554)	306,524
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(16,021)	$63,631	$(79,246)	$220,433

Net cash provided by (used in) operating activities	$3,410	$151,840	$(20,447)	$209,319
Distributions from unconsolidated ventures from cumulative share of net earnings	(5,355)	—	(5,355)	—
Changes in prepaid insurance premiums financed with notes payable	(4,200)	(5,770)	8,785	11,664
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(7,943)	(6,421)	(15,506)	(10,509)
Non-development capital expenditures, net	(35,795)	(21,521)	(63,245)	(82,077)
Payment of financing lease obligations	(4,864)	(4,677)	(9,653)	(9,764)
Adjusted Free Cash Flow(1)	$(54,747)	$113,451	$(105,421)	$118,633

(1)     Adjusted Free Cash Flow includes transaction and organizational restructuring costs of $0.7 million and $2.6 million for the three and six months ended June 30, 2021, respectively, and $3.4 million and $5.3 million for the three and six months ended June 30, 2020, respectively. Additionally, Adjusted Free Cash Flow includes:
•$0.4 million and $2.1 million for the three and six months ended June 30, 2021, respectively, and $34.2 million benefit for both the three and six months ended June 30, 2020 from Provider Relief Funds and other government grants accepted
•$14.3 million recoupment of accelerated/advanced Medicare payments for both the three and six months ended June 30, 2021
•$85.0 million benefit from accelerated/advanced Medicare payments received for both the three and six months ended June 30, 2020
•$26.5 million benefit from payroll taxes deferred for the three and six months ended June 30, 2020
•$100.0 million benefit for the six months ended June 30, 2020 for the management agreement termination fee payment received from Healthpeak in connection with the sale of our ownership interest in the CCRC Venture

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of June 30, 2021, we had $2.4 billion of long-term fixed rate debt and $1.5 billion of long-term variable rate debt. As of June 30, 2021, our total fixed-rate debt and variable-rate debt outstanding had a weighted average interest rate of 3.6%.

In the normal course of business, we enter into certain interest rate cap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of June 30, 2021, $1.4 billion, or 35.6%, of our long-term debt is variable rate debt subject to interest rate cap agreements and $128.1 million, or 3.3%, of our long-term debt is variable rate debt not subject to any interest rate cap agreements. Our outstanding variable rate debt is indexed to LIBOR, and accordingly our annual interest expense related to variable rate debt is directly affected by movements in LIBOR. After consideration of hedging instruments currently in place, increases in LIBOR of 100, 200, and 500 basis points would have resulted in additional annual interest expense of $15.4 million, $30.8 million, and $66.2 million, respectively. Certain of our variable debt instruments include springing provisions that obligate us to acquire additional interest rate caps in the event that LIBOR increases above certain levels, and the implementation of those provisions would result in additional mitigation of interest costs.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.
(b)Not applicable.
(c)The following table contains information regarding purchases of our common stock made during the quarter ended June 30, 2021 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
4/1/2021 - 4/30/2021	—	$—	—	$44,026
5/1/2021 - 5/31/2021	16,765	6.83	—	44,026
6/1/2021 - 6/30/2021	—	—	—	44,026
Total	16,765	$6.83	—

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
(2)On November 1, 2016, we announced that our Board of Directors had approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of June 30, 2021, $44.0 million remained available under the repurchase program.

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
10.1
Amendment No. 1 dated effective April 15, 2021 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.2
Amendment No. 2 dated effective July 12, 2021 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord.*

10.3	Letter Agreement dated May 31, 2021 by and between the Company and Mary Sue Patchett.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101).
*	Schedules and exhibits have been omitted pursuant to Item 601 of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Steven E. Swain
Name:	Steven E. Swain
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	August 6, 2021