Form 10-Q
period 2021-09-30
Brookdale Senior Living Inc.
filed 2021-11-05
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 3, 2021, 185,362,288 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted stock and restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$478,509	$380,420
Marketable securities	157,936	172,905
Restricted cash	37,722	28,059
Accounts receivable, net	52,223	109,221
Assets held for sale	11,739	16,061
Prepaid expenses and other current assets, net	94,984	66,937
Total current assets	833,113	773,603
Property, plant and equipment and leasehold intangibles, net	4,940,553	5,068,060
Operating lease right-of-use assets	669,158	788,138
Restricted cash	61,668	56,669
Investment in unconsolidated ventures	103,808	4,898
Goodwill	27,321	154,131
Other assets, net	18,712	56,259
Total assets	$6,654,333	$6,901,758
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$219,323	$68,885
Current portion of financing lease obligations	21,634	19,543
Current portion of operating lease obligations	146,451	146,226
Trade accounts payable	73,810	71,233
Accrued expenses	293,920	287,851
Refundable fees and deferred revenue	66,778	96,995
Total current liabilities	821,916	690,733
Long-term debt, less current portion	3,638,136	3,847,103
Financing lease obligations, less current portion	534,853	543,764
Operating lease obligations, less current portion	726,086	819,429
Deferred tax liability	18,069	9,557
Other liabilities	121,493	188,443
Total liabilities	5,860,553	6,099,029
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at September 30, 2021 and December 31, 2020; 197,486,683 and 198,331,663 shares issued and 186,959,158 and 187,804,138 shares outstanding (including 1,598,510 and 4,349,421 unvested restricted shares), respectively	1,975	1,983
Additional paid-in-capital	4,221,112	4,212,409
Treasury stock, at cost; 10,527,525 shares at September 30, 2021 and December 31, 2020	(102,774)	(102,774)
Accumulated deficit	(3,328,772)	(3,311,184)
Total Brookdale Senior Living Inc. stockholders' equity	791,541	800,434
Noncontrolling interest	2,239	2,295
Total equity	793,780	802,729
Total liabilities and equity	$6,654,333	$6,901,758

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Resident fees	$600,095	$700,771	$1,938,423	$2,215,107
Management fees	3,621	5,669	17,185	120,460
Reimbursed costs incurred on behalf of managed communities	37,849	90,775	146,651	315,003
Other operating income	89	10,765	12,132	37,458
Total revenue and other operating income	641,654	807,980	2,114,391	2,688,028

Expense
Facility operating expense (excluding facility depreciation and amortization of $78,756, $81,854, $233,951, and $253,126, respectively)	480,423	570,530	1,587,581	1,765,046
General and administrative expense (including non-cash stock-based compensation expense of $3,568, $6,136, $12,878, and $18,212, respectively)	43,812	54,138	146,155	161,251
Facility operating lease expense	43,226	51,620	131,508	178,480
Depreciation and amortization	84,560	87,821	252,042	271,713
Asset impairment	639	8,213	13,394	96,729
Costs incurred on behalf of managed communities	37,849	90,775	146,651	315,003
Total operating expense	690,509	863,097	2,277,331	2,788,222
Income (loss) from operations	(48,855)	(55,117)	(162,940)	(100,194)

Interest income	286	607	1,048	4,305
Interest expense:
Debt	(35,708)	(36,908)	(106,484)	(117,645)
Financing lease obligations	(11,674)	(11,908)	(34,549)	(37,082)
Amortization of deferred financing costs and debt discount	(1,979)	(1,730)	(5,992)	(4,601)
Gain (loss) on debt modification and extinguishment, net	—	(7,917)	—	11,107
Equity in earnings (loss) of unconsolidated ventures	(1,474)	(293)	11,941	(863)
Gain (loss) on sale of assets, net	288,375	2,209	289,408	374,019
Other non-operating income (loss)	571	948	5,163	4,598
Income (loss) before income taxes	189,542	(110,109)	(2,405)	133,644
Benefit (provision) for income taxes	(15,279)	(14,884)	(15,239)	(7,560)
Net income (loss)	174,263	(124,993)	(17,644)	126,084
Net (income) loss attributable to noncontrolling interest	19	18	56	55
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$174,282	$(124,975)	$(17,588)	$126,139

Net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders:
Basic	$0.94	$(0.68)	$(0.10)	$0.69
Diluted	$0.89	$(0.68)	$(0.10)	$0.69

Weighted average common shares outstanding:
Basic	185,317	183,244	184,841	183,535
Diluted	196,230	183,244	184,841	183,668

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total equity, balance at beginning of period	$616,135	$939,889	$802,729	$698,725

Common stock:
Balance at beginning of period	$1,977	$1,984	$1,983	$1,996
Issuance of common stock under Associate Stock Purchase Plan	—	1	—	2
Restricted stock and restricted stock units, net	(2)	(1)	(1)	(8)
Shares withheld for employee taxes	—	—	(7)	(6)
Balance at end of period	$1,975	$1,984	$1,975	$1,984
Additional paid-in-capital:
Balance at beginning of period	$4,217,728	$4,180,436	$4,212,409	$4,172,099
Non-cash stock-based compensation expense	3,568	6,136	12,878	18,212
Issuance of common stock under Associate Stock Purchase Plan	134	300	571	468
Issuance of warrants	—	22,883	—	22,883
Restricted stock and restricted stock units, net	2	1	1	8
Shares withheld for employee taxes	(328)	(61)	(4,765)	(4,012)
Other, net	8	15	18	52
Balance at end of period	$4,221,112	$4,209,710	$4,221,112	$4,209,710
Treasury stock:
Balance at beginning of period	$(102,774)	$(102,774)	$(102,774)	$(84,651)
Purchase of treasury stock	—	—	—	(18,123)
Balance at end of period	$(102,774)	$(102,774)	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(3,503,054)	$(3,142,089)	$(3,311,184)	$(3,393,088)
Cumulative effect of change in accounting principle	—	—	—	(115)
Net income (loss)	174,282	(124,975)	(17,588)	126,139
Balance at end of period	$(3,328,772)	$(3,267,064)	$(3,328,772)	$(3,267,064)
Noncontrolling interest:
Balance at beginning of period	$2,258	$2,332	$2,295	$2,369
Net income (loss) attributable to noncontrolling interest	(19)	(18)	(56)	(55)
Balance at end of period	$2,239	$2,314	$2,239	$2,314
Total equity, balance at end of period	$793,780	$844,170	$793,780	$844,170

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	187,139	187,920	187,804	192,129
Issuance of common stock under Associate Stock Purchase Plan	24	121	97	182
Restricted stock and restricted stock units, net	(161)	(104)	(138)	(683)
Shares withheld for employee taxes	(43)	(22)	(804)	(650)
Purchase of treasury stock	—	—	—	(3,063)
Balance at end of period	186,959	187,915	186,959	187,915

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(17,644)	$126,084
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on debt modification and extinguishment, net	—	(11,107)
Depreciation and amortization, net	258,034	276,314
Asset impairment	13,394	96,729
Equity in (earnings) loss of unconsolidated ventures	(11,941)	863
Distributions from unconsolidated ventures from cumulative share of net earnings	6,191	766
Amortization of entrance fees	(1,320)	(1,606)
Proceeds from deferred entrance fee revenue	2,981	118
Deferred income tax (benefit) provision	8,512	(2,727)
Operating lease expense adjustment	(16,263)	(132,276)
Loss (gain) on sale of assets, net	(289,408)	(374,019)
Non-cash stock-based compensation expense	12,878	18,212
Other	(4,399)	(1,965)
Changes in operating assets and liabilities:
Accounts receivable, net	(584)	19,678
Prepaid expenses and other assets, net	(7,487)	27,504
Prepaid insurance premiums financed with notes payable	(4,634)	(5,823)
Trade accounts payable and accrued expenses	21,878	17,002
Refundable fees and deferred revenue	(10,492)	64,763
Operating lease assets and liabilities for lessor capital expenditure reimbursements	27,057	13,640
Net cash provided by (used in) operating activities	(13,247)	132,150
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	19	3,399
Purchase of marketable securities	(247,847)	(255,373)
Sale and maturities of marketable securities	262,995	188,750
Capital expenditures, net of related payables	(125,817)	(140,690)
Acquisition of assets, net of related payables and cash received	—	(472,193)
Investment in unconsolidated ventures	(5,359)	(1,809)
Distributions received from unconsolidated ventures	2,155	—
Proceeds from sale of assets, net	315,583	331,103
Proceeds from notes receivable	—	2,849
Net cash provided by (used in) investing activities	201,729	(343,964)
Cash Flows from Financing Activities
Proceeds from debt	25,158	961,833
Repayment of debt and financing lease obligations	(96,065)	(518,700)
Proceeds from line of credit	—	166,381
Repayment of line of credit	—	(166,381)
Purchase of treasury stock, net of related payables	—	(18,123)
Payment of financing costs, net of related payables	(196)	(18,141)
Payments of employee taxes for withheld shares	(4,772)	(4,012)
Other	144	335
Net cash provided by (used in) financing activities	(75,731)	403,192
Net increase (decrease) in cash, cash equivalents, and restricted cash	112,751	191,378
Cash, cash equivalents, and restricted cash at beginning of period	465,148	301,697
Cash, cash equivalents, and restricted cash at end of period	$577,899	$493,075

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Description of Business

Brookdale Senior Living Inc. ("Brookdale" or the "Company") is an operator of 682 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care and services in an environment that feels like home.

As of September 30, 2021, the Company has four reportable segments: Independent Living; Assisted Living and Memory Care; CCRCs; and Management Services. On July 1, 2021, the Company sold 80% of its equity in its Health Care Services segment, an additional reportable segment prior to that date, as described in Note 4. The accompanying unaudited condensed consolidated financial statements include the financial position, results of operations, and cash flows of the Health Care Services segment through June 30, 2021. For periods beginning July 1, 2021, the results and financial position of the Health Care Services segment are deconsolidated from the Company's consolidated financial statements and its 20% equity interest in the Health Care Services venture (the "HCS Venture") is accounted for under the equity method of accounting.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company early adopted the ASU effective January 1, 2021 using the modified retrospective method of adoption and the adoption did not have a material impact on the Company's financial statements.

3.  COVID-19 Pandemic

The COVID-19 pandemic has significantly disrupted the senior living industry and the Company's business. The health and wellbeing of the Company's residents, patients, and associates is and has been its highest priority as it continues to serve and care for seniors through the COVID-19 pandemic. As of July 31, 2021, all of the Company’s communities were open for visitors, new resident move-ins, and prospective residents. During the three months ended September 30, 2021, several of the Company’s communities experienced restrictions on visitors, new resident move-ins, and prospective residents, with a peak of such restrictions occurring in mid-September 2021. As of October 31, 2021, substantially all of the Company’s communities were open for visitors, new resident move-ins, and prospective residents. The Company may revert to more restrictive measures at its communities, including restrictions on visitors and move-ins, if the pandemic worsens, as necessary to comply with regulatory requirements, or at the direction of state or local health authorities.

Pandemic-Related Expenses. For the three and nine months ended September 30, 2021, the Company recognized $7.2 million and $44.3 million, respectively, of facility operating expense for incremental direct costs to respond to the pandemic. For the three and nine months ended September 30, 2020, the Company recognized $24.5 million and $95.1 million, respectively, of such facility operating expense. The direct costs include those for: acquisition of additional personal protective equipment ("PPE"), medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers compensation, and health plan expense; increased expense for general liability claims; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. On a cumulative basis through September 30, 2021, the Company has incurred $169.8 million of pandemic related facility operating expense since the beginning of fiscal 2020. For the three and nine months ended September 30, 2021, the Company recorded $0.6 million and $13.4 million, respectively, of non-cash impairment charges in its operating results for its operating lease right-of-use assets and property, plant and equipment and leasehold intangibles, primarily due to the COVID-19 pandemic and lower than expected operating performance at communities with impaired assets. For the three and nine months ended September 30, 2020, the Company recorded $8.2 million and $95.2 million, respectively, of such non-cash impairment charges.

Liquidity. The Company has taken, and continues to take, actions to enhance and preserve its liquidity in response to the pandemic. As of September 30, 2021, the Company's total liquidity was $645.8 million, consisting of $478.5 million of unrestricted cash and cash equivalents, $157.9 million of marketable securities, and $9.4 million of availability on its secured credit facility. The Company continues to seek opportunities to enhance and preserve its liquidity, including through increasing occupancy and maintaining expense discipline, continuing to evaluate its financing structure and the state of debt markets, and seeking further government-sponsored financial relief related to the pandemic. There is no assurance that debt financing will continue to be available on terms consistent with the Company's expectations or at all, or that its efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief.

Financial Relief. The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), signed into law on March 27, 2020, and Paycheck Protection Program and Health Care Enhancement Act, signed into law on April 24, 2020, provide liquidity and financial relief to certain businesses, among other things. Certain impacts of such programs are provided below.

•During the nine months ended September 30, 2021, the Company accepted $0.8 million of cash from grants from the Public Health and Social Services Emergency Fund ("Provider Relief Fund") administered by the U.S. Department of Health and Human Services ("HHS"), under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The grants received in the nine months ended September 30, 2021 represented incentive payments made pursuant to the Nursing Home Infection Control Distribution, which related to the Company's skilled nursing care provided through its CCRCs.

In September 2021, HHS announced that it has allocated $17.0 billion for a Phase 4 general distribution from the Provider Relief Fund. According to HHS guidance, it intends to allocate 75% of the Phase 4 general distribution based on eligible applicants’ changes in revenues and operating expenses from patient care attributable to COVID-19 for the second half of 2020 and the first quarter of 2021, with smaller providers to receive a supplement in addition to a base payment. HHS will determine the exact amount of the base payments and supplements after analyzing data from all the applications received. HHS intends to allocate 25% of the Phase 4 general distribution for bonus payments that are based on the amount and type of services provided to Medicaid, Children's Health Insurance Program ("CHIP"), and Medicare patients. The Company applied for the Phase 4 general distribution and intends to pursue any additional funding that may become available. There can be no assurance that the Company will qualify for, or receive, such future grants in the amount it expects, that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by HHS, or that future funding programs will be made available for which it qualifies.

•During the year ended December 31, 2020, the Company received $87.5 million under the Accelerated and Advance Payment Program administered by the Centers for Medicare & Medicaid Services ("CMS"), $75.2 million of which related to its Health Care Services segment and $12.3 million related to its CCRCs segment and of which $2.5 million and $87.5 million was received in the three and nine months ended September 30, 2020, respectively. Recoupment of advanced payments began one year after payments were issued at a rate of 25% of Medicare payments for the first eleven months following the anniversary of issuance and at a rate of 50% of Medicare payments for the next six months. Any outstanding balance of advanced payments will be due following such recoupment period. During the three and nine months ended September 30, 2021, $3.5 million and $17.8 million, respectively, of the advanced payments were recouped. Pursuant to the sale of 80% of the Company's equity in its Health Care Services segment (as described in Note 4), $63.6 million of such obligations related to its Health Care Services segment were retained by the unconsolidated HCS Venture. As of September 30, 2021, the outstanding balance of advanced payments related to its CCRCs segment was $6.1 million.

•During the year ended December 31, 2020, the Company deferred payment of $72.7 million of the employer portion of social security payroll taxes incurred from March 27, 2020 through December 31, 2020 pursuant to the CARES Act. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. Pursuant to the sale of 80% of the Company's equity in its Health Care Services segment, $9.6 million of such obligations related to its Health Care Services segment were retained by the unconsolidated HCS Venture. The Company expects to pay $31.6 million of the deferred payments in both December 2021 and 2022.

•The Company is eligible to claim the employee retention credit for certain of its associates under the CARES Act. The credit for 2020 is available to employers that fully or partially suspended operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19, and is equal to 50% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $5,000 per employee. During the nine months ended September 30, 2021, the Company recognized $9.9 million of employee retention credits on wages paid from March 12, 2020 to December 31, 2020 within other operating income, of which none were recognized during the three months ended September 30, 2021. During the three and nine months ended September 30, 2021, the Company received $1.1 million for the employee retention credits, which were previously recognized within other operating income. The credit was modified and extended by subsequent legislation for wages paid from January 1, 2021 through December 31, 2021, and the Company is assessing its eligibility to claim such credit. There can be no assurance that the Company will qualify for, or receive, credits in the amount or on the timing it expects.

In addition to the grants described above, during the three and nine months ended September 30, 2021, the Company received and recognized $0.1 million and $1.4 million, respectively, of other operating income from grants from other government sources.

The Company cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on its business, results of operations, cash flow, and liquidity, and its response efforts may continue to delay or negatively impact its strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease, including the Delta variant; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in the Company's markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including the Company's ability to qualify for and satisfy the terms and conditions of financial relief; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and the Company's ability to adapt its sales and marketing efforts to meet that demand; the impact of COVID-19 on the Company's residents’ and their families’ ability to afford its resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of the Company's new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in the Company's communities; the duration and costs of the Company's response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, and other expenses; potentially greater associate attrition and use of contract labor due to the Company's associate vaccine mandate; the impact of COVID-19 on the Company's ability to complete financings and refinancings of various assets or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in its debt and lease documents; increased regulatory requirements, including unfunded, mandatory testing; increased enforcement actions resulting from COVID-19; government action that may limit the Company's collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or the Company's response efforts.

4.  Acquisitions, Dispositions and Other Transactions

Sale of Health Care Services

On July 1, 2021, the Company completed the sale of 80% of its equity in its Health Care Services segment to affiliates of HCA Healthcare, Inc. ("HCA Healthcare") for a purchase price of $400.0 million in cash, subject to certain adjustments set forth in the Securities Purchase Agreement (the "Purchase Agreement") dated February 24, 2021, including a reduction for the remaining outstanding balance as of the closing of Medicare advance payments and deferred payroll tax payments related to the Health Care Services segment (the "HCS Sale"). The Company received net cash proceeds of $305.8 million at closing on July 1, 2021. Additionally, the Company received $6.8 million upon completion of the post-closing net working capital adjustment in October 2021; such amount is included within prepaid expenses and other current assets, net in the condensed consolidated balance sheet as of September 30, 2021. The Purchase Agreement also contained certain agreed upon indemnities for the benefit of the purchaser. Pursuant to the Purchase Agreement, at closing of the transaction, the Company retained a 20% equity interest in the HCS Venture.

The results and financial position of the Company's Health Care Services segment were deconsolidated from its consolidated financial statements as of July 1, 2021, and its 20% equity interest in the HCS Venture is accounted for under the equity method of accounting subsequent to that date. As of July 1, 2021, the Company recognized a $100.0 million asset within investment in unconsolidated ventures on its condensed consolidated balance sheet for the estimated fair value of its retained 20% noncontrolling interest in the HCS Venture. The Company recognized a $288.2 million gain on sale, net of transaction costs, for the HCS Sale within gain on sale of assets, net within its condensed consolidated statement of operations for the three months ended September 30, 2021. Refer to Note 17 for selected financial data for the Health Care Services segment through June 30, 2021.

In September 2021, the HCS Venture entered into a Securities Purchase Agreement with LHC Group Inc., providing for the sale of home health, hospice, and outpatient therapy agencies in areas not served by HCA Healthcare. Upon the completion of the sale on November 1, 2021, the Company received $35.0 million of cash distributions from the HCS Venture from the net sale proceeds, which will decrease its investment in unconsolidated ventures. The Company continues to retain a 20% equity interest in the remaining HCS Venture, which continues to operate home health, hospice, and outpatient therapy agencies in areas served by HCA Healthcare.

Community Transactions

During the period from January 1, 2020 through September 30, 2021, the Company terminated triple-net lease obligations on an aggregate of 33 communities, including through the acquisition of 27 formerly leased communities, it sold four owned communities, and it sold its ownership interest in its unconsolidated entry fee CCRC venture (the "CCRC Venture") with Healthpeak Properties, Inc. ("Healthpeak"). On July 26, 2020, the Company entered into definitive agreements with Ventas, Inc. ("Ventas") to restructure its 120 community triple-net master lease arrangements. In addition, it conveyed to Ventas five communities and manages the communities following the closing.

During the nine months ended September 30, 2021, the Company completed the sale of two owned communities for cash proceeds of $8.5 million, net of transaction costs, for which it recognized a net gain on sale of assets of $0.5 million.

In addition to the conveyance of communities to Ventas, during the nine months ended September 30, 2020, the Company completed the sale of two owned communities for cash proceeds of $38.1 million, net of transaction costs, and recognized a net gain on sale of assets of $2.7 million.

Three unencumbered communities (one in the CCRCs segment and two in the Assisted Living and Memory Care segment) were classified as held for sale, resulting in $11.7 million being recorded as assets held for sale within the condensed consolidated balance sheet as of September 30, 2021. The closings of the sales of the communities are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Completed Dispositions of Entry Fee CCRCs by Unconsolidated Venture

Prior to the January 31, 2020 closing of the Company’s sale of its ownership interest in the CCRC Venture, the Company and Healthpeak moved the remaining two entry fee CCRCs into a new unconsolidated entry fee CCRC venture on substantially the same terms as the CCRC Venture to accommodate the sale of such two communities. During the three months ended June 30, 2021, the new unconsolidated entry fee CCRC venture completed the sale of the two remaining entry fee CCRCs for cash proceeds of $14.0 million, net of associated mortgage debt repayments and transaction costs. Subsequent to the sale transaction, the new unconsolidated entry fee CCRC venture has no continuing operations. During the three months ended June 30, 2021, the Company received $5.4 million of cash distributions from the new unconsolidated entry fee CCRC venture and recognized $13.9 million of equity in earnings of unconsolidated ventures for the Company’s proportionate share of the net income of the new unconsolidated entry fee CCRC venture, which was primarily comprised of a gain on sale of assets for the sale of the two remaining entry fee CCRCs. During the three months ended September 30, 2021, the Company received $3.0 million of additional cash distributions from the new unconsolidated entry fee CCRC venture.

5.  Fair Value Measurements

Marketable Securities

As of September 30, 2021, marketable securities of $157.9 million are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

Investment in Unconsolidated Venture

As of July 1, 2021, the Company recognized a $100.0 million asset within investment in unconsolidated ventures on its condensed consolidated balance sheet for the estimated fair value of its retained 20% noncontrolling interest in the HCS Venture. The initial recognized amount of the Company’s 20% equity interest in the HCS Venture was determined based upon a pro-rata share of the total enterprise value of the HCS Venture considering the $400.0 million purchase price paid by HCA Healthcare, as the Company's 20% interest shares ratably in all of the benefits and losses expected to be generated by the HCS Venture. The fair value measurement is classified within Level 2 of the valuation hierarchy.

Debt

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding long-term debt with a carrying amount of approximately $3.9 billion as of both September 30, 2021 and December 31, 2020. Fair value of the long-term debt approximates carrying amount in all periods presented. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

Asset Impairment Expense

The following is a summary of asset impairment expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Operating lease right-of-use assets	$—	$3.3	$10.5	$75.6
Property, plant and equipment and leasehold intangibles, net	0.6	4.9	2.9	19.6
Investment in unconsolidated ventures	—	—	—	1.5
Asset impairment	$0.6	$8.2	$13.4	$96.7

6.  Revenue

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by payor source as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. Resident fee revenue by payor source and reportable segment is as follows:

	Three Months Ended September 30, 2021
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Total
Private pay	$119,137	$385,553	$53,366	$558,056
Government reimbursement	447	17,068	15,252	32,767
Other third-party payor programs	—	—	9,272	9,272
Total resident fee revenue	$119,584	$402,621	$77,890	$600,095

	Three Months Ended September 30, 2020
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$125,156	$391,292	$57,129	$221	$573,798
Government reimbursement	606	17,403	13,440	71,095	102,544
Other third-party payor programs	—	—	5,842	18,587	24,429
Total resident fee revenue	$125,762	$408,695	$76,411	$89,903	$700,771

	Nine Months Ended September 30, 2021
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$354,996	$1,130,735	$159,105	$601	$1,645,437
Government reimbursement	1,375	50,542	42,165	134,083	228,165
Other third-party payor programs	—	—	25,341	39,480	64,821
Total resident fee revenue	$356,371	$1,181,277	$226,611	$174,164	$1,938,423

	Nine Months Ended September 30, 2020
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$390,124	$1,246,181	$181,812	$649	$1,818,766
Government reimbursement	1,778	52,149	46,589	215,350	315,866
Other third-party payor programs	—	—	21,582	58,893	80,475
Total resident fee revenue	$391,902	$1,298,330	$249,983	$274,892	$2,215,107

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

The Company had total deferred revenue (included within refundable fees and deferred revenue, and other liabilities within the condensed consolidated balance sheets) of $67.1 million and $138.3 million, including $25.0 million and $21.1 million of monthly resident fees billed and received in advance, as of September 30, 2021 and December 31, 2020, respectively. Such amount of total deferred revenue as of September 30, 2021 and December 31, 2020 also included $6.1 million and $87.5 million, respectively, received in the year ended December 31, 2020 under a temporary expansion of the Accelerated and Advance Payment Program administered by CMS. Refer to Note 3 for additional information on such program. Pursuant to the HCS Sale, $63.6 million of such obligations related to the Company's Health Care Services segment were retained by the HCS Venture and therefore derecognized from the Company's condensed consolidated balance sheet. For the nine months ended September 30, 2021 and 2020, the Company recognized $56.2 million and $59.3 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2021 and 2020, respectively.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

As of September 30, 2021 and December 31, 2020, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Land	$502,918	$505,298
Buildings and improvements	5,251,220	5,215,460
Furniture and equipment	973,932	945,783
Resident and leasehold operating intangibles	304,837	307,071
Construction in progress	48,632	61,491
Assets under financing leases and leasehold improvements	1,589,501	1,523,055
Property, plant and equipment and leasehold intangibles	8,671,040	8,558,158
Accumulated depreciation and amortization	(3,730,487)	(3,490,098)
Property, plant and equipment and leasehold intangibles, net	$4,940,553	$5,068,060

Assets under financing leases and leasehold improvements includes $0.3 billion and $0.4 billion of financing lease right-of-use assets, net of accumulated amortization, as of September 30, 2021 and December 31, 2020, respectively. Refer to Note 10 for further information on the Company's financing leases.

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $84.6 million and $87.8 million for the three months ended September 30, 2021 and 2020, respectively, and $252.0 million and $271.7 million for the nine months ended September 30, 2021 and 2020, respectively.

8.  Goodwill

The Company's Independent Living segment had a carrying amount of goodwill of $27.3 million as of both September 30, 2021 and December 31, 2020. The Company's Health Care Services segment had a carrying amount of goodwill of $126.8 million as of December 31, 2020, which was derecognized upon completion of the HCS Sale on July 1, 2021.

9.  Debt

Long-term debt consists of the following:

(in thousands)	September 30, 2021	December 31, 2020
Fixed mortgage notes payable due 2022 through 2047; weighted average interest rate of 4.17% and 4.18% as of September 30, 2021 and December 31, 2020, respectively	$2,322,629	$2,366,996
Variable mortgage notes payable due 2022 through 2030; weighted average interest rate of 2.43% and 2.49% as of September 30, 2021 and December 31, 2020, respectively	1,513,622	1,529,935
Other notes payable due 2021 to 2025; weighted average interest rate of 9.48% and 8.98% as of September 30, 2021 and December 31, 2020, respectively	45,131	46,557
Debt discount and deferred financing costs, net	(23,923)	(27,500)
Total long-term debt	3,857,459	3,915,988
Current portion	219,323	68,885
Total long-term debt, less current portion	$3,638,136	$3,847,103

As of September 30, 2021, 98.3%, or $3.8 billion, of the Company's total debt obligations represented non-recourse property-level mortgage financings.

As of September 30, 2021, $70.6 million of letters of credit and no cash borrowings were outstanding under the Company's $80.0 million secured credit facility. The Company also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of September 30, 2021 under which $13.6 million had been issued as of that date.

Convertible Debt Offering

On October 1, 2021, the Company issued $230.0 million principal amount of 2.00% convertible senior notes due 2026 (the "Notes"). The Company received net proceeds of $224.3 million at closing after the deduction of the initial purchasers' discount. The Company used $15.9 million of the net proceeds to pay the Company’s cost of the capped call transactions described below. Additionally, the Company used a portion of the net proceeds to repay a $45.0 million note payable and $29.2 million of mortgage debt and intends to use the remaining net proceeds for general corporate purposes, including refinancing or repaying maturing debt.

The Notes were issued pursuant to, and are governed by, the Indenture dated as of October 1, 2021 by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee. The Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes, and equal in right of payment to any of the Company’s indebtedness that is not so subordinated. The Notes are effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) and any preferred equity of current or future subsidiaries of the Company.

The Notes bear interest at 2.00% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, beginning on April 15, 2022. The Notes will mature on October 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms. Holders of the Notes may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding July 15, 2026, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2021 (and only during such calendar quarter), if the last reported sale price of the common stock of the Company for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock of the Company and the conversion rate for the Notes on each such trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events. On or after July 15, 2026, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock at the Company’s election.

The conversion rate for the Notes is initially 123.4568 shares of the Company’s common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $8.10 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or following the issuance of a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or who elects to convert any Notes called (or deemed called) for redemption during the related redemption period in certain circumstances.

The Company may not redeem the Notes prior to October 21, 2024. The Company may redeem for cash all or (subject to certain limitations) any portion of the Notes, at its option, on or after October 21, 2024 and prior to the 51st scheduled trading day immediately preceding the maturity date if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

Capped Call Transactions

In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions ("Capped Call Transactions") with each of Bank of America, N.A., Royal Bank of Canada, Wells Fargo Bank, National Association or their respective affiliates (the "Capped Call Counterparties"). The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Notes and initially have an exercise price of $8.10 per share of common stock. The cap price of the Capped Call Transactions is initially approximately $9.90 per share of the Company’s common stock, representing a premium of 65% above the last reported sale price of $6.00 per share of the Company’s common stock on September 28, 2021, and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce or offset potential dilution to holders of the Company’s common stock upon conversion of the Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Notes upon conversion thereof, with such reduction and/or offset subject to a cap based on the cap price.

The Capped Call Transactions are separate transactions entered into by the Company with the Capped Call counterparties and are not part of the terms of the Notes. The Capped Call Transactions had a cost of $15.9 million, which was paid on October 1, 2021 from the proceeds of the Notes. The Company will separately account for Capped Call Transactions from the Notes and will recognize the cost as a reduction of additional paid-in capital in the three months ending December 31, 2021 as the Capped Call Transactions are indexed to the Company’s common stock.

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

As of September 30, 2021, the Company is in compliance with the financial covenants of its debt agreements.

10.  Leases

As of September 30, 2021, the Company operated 300 communities under long-term leases (234 operating leases and 66 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of September 30, 2021, the Company is in compliance with the financial covenants of its long-term leases.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and net cash outflows from leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Leases (in thousands)	2021	2020	2021	2020
Facility operating expense	$1,634	$4,755	$10,996	$14,540
Facility lease expense	43,226	51,620	131,508	178,480
Operating lease expense	44,860	56,375	142,504	193,020
Operating lease expense adjustment (1)	6,273	117,322	16,263	132,276
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(11,551)	(3,131)	(27,057)	(13,640)
Operating net cash outflows from operating leases	$39,582	$170,566	$131,710	$311,656

(1)Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense recognized in accordance with ASC 842, Leases. Operating net cash outflows from operating leases for the three and nine months ended September 30, 2020 include the $119.2 million one-time cash lease payment made to Ventas in connection with the Company's lease restructuring transaction effective July 26, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financing Leases (in thousands)	2021	2020	2021	2020
Depreciation and amortization	$7,677	$7,818	$22,901	$24,999
Interest expense: financing lease obligations	11,674	11,908	34,549	37,082
Financing lease expense	$19,351	$19,726	$57,450	$62,081

Operating cash outflows from financing leases	$11,674	$11,908	$34,549	$37,082
Financing cash outflows from financing leases	5,039	4,548	14,692	14,312
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	(4,136)	(923)	(7,583)	(4,337)
Total net cash outflows from financing leases	$12,577	$15,533	$41,658	$47,057

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases recognized on the condensed consolidated balance sheet as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
2021 (three months)	$50,822	$16,608
2022	205,262	67,070
2023	193,855	67,791
2024	194,607	68,992
2025	192,345	59,023
Thereafter	284,938	112,922
Total lease payments	1,121,829	392,406
Purchase option liability and non-cash gain on future sale of property	—	416,575
Imputed interest and variable lease payments	(249,292)	(252,494)
Total lease obligations	$872,537	$556,487

11.  Investment in Unconsolidated Ventures

As of September 30, 2021, the Company holds a 20% equity interest, and HCA Healthcare owns an 80% interest, in the HCS Venture, and the Company has determined the HCS Venture is a VIE. The Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact this VIE's economic performance. The Company's interest in the HCS Venture is accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the HCS Venture was $98.8 million as of September 30, 2021. As of September 30, 2021, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to its unconsolidated VIE. Refer to Note 4 for information on the formation of the HCS Venture.

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

In June 2020, the Company and several current and former executive officers were named as defendants in a putative class action lawsuit alleging violations of the federal securities laws filed in the federal court for the Middle District of Tennessee. The lawsuit asserted that the defendants made material misstatements and omissions concerning the Company's business, operational and compliance policies that caused the Company's stock price to be artificially inflated between August 2016 and April 2020. The district court dismissed the lawsuit and entered judgment in favor of the defendants in September 2021, and the plaintiffs did not file an appeal. Between October 2020 and June 2021, alleged stockholders of the Company filed several stockholder derivative lawsuits in the federal courts for the Middle District of Tennessee and the District of Delaware, asserting claims on behalf of the Company against certain current and former officers and directors for alleged breaches of duties owed to the Company. The complaints refer to the securities lawsuit described above and incorporate substantively similar allegations.

13.  Stock-Based Compensation

Grants of restricted stock and restricted stock units under the Company's 2014 Omnibus Incentive Plan were as follows:

(in thousands, except weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2021	1,961	$5.09	$9,988
Three months ended June 30, 2021	20	$6.62	$130
Three months ended September 30, 2021	3	$7.76	$22

14.  Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. For the three and nine months ended September 30, 2021 and 2020, potentially dilutive common stock equivalents include unvested restricted stock, restricted stock units, and warrants. Refer to Note 9 for information on the issuance of convertible notes on October 1, 2021.

The following table summarizes the computation of basic and diluted earnings (loss) per share amounts presented in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2021	2020	2021	2020
Income attributable to common stockholders:
Net income (loss)	$174,282	$(124,975)	$(17,588)	$126,139

Weighted average shares outstanding - basic	185,317	183,244	184,841	183,535
Effect of dilutive securities	10,913	—	—	133
Weighted average shares outstanding - diluted	196,230	183,244	184,841	183,668
Basic earnings (loss) per common share:
Net income (loss) per share attributable to common stockholders	$0.94	$(0.68)	$(0.10)	$0.69
Diluted earnings (loss) per common share:
Net income (loss) per share attributable to common stockholders	$0.89	$(0.68)	$(0.10)	$0.69

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020(1)	2021(1)	2020
Non-performance-based restricted stock and restricted stock units	3.5	7.1	4.9	6.9
Performance-based restricted stock and restricted stock units	0.3	1.9	0.3	1.8
Warrants	6.8	16.3	16.3	16.3
Total	10.6	25.3	21.5	25.0

(1)As a result of the net loss reported for the period, all unvested restricted stock, restricted stock units, and potential shares issuable under warrants were antidilutive for the period and as such were not included in the computation of diluted weighted average shares outstanding.

15.  Income Taxes

The difference between the Company's effective tax rate for the three and nine months ended September 30, 2021 and 2020 was primarily due to the HCS Sale in the three months ended September 30, 2021, and the tax impact of the multi-part transaction with Healthpeak in the nine months ended September 30, 2020. For the three months ended September 30, 2021 the impact represented the tax expense recorded on the gain on the HCS Sale, offset by a decrease in the valuation allowance that was a direct result of the sale. In the nine months ended September 30, 2021 and 2020, the Company recorded tax expense on the gain on the HCS Sale and sale of the Company's interest in the CCRC Venture respectively, offset by a decrease in the valuation allowance. In the nine months ended September 30, 2021, the tax gain from the HCS Sale was offset by operational losses, but in 2020 the tax gain for the sale of the Company's interest in the CCRC Venture was not offset by operational losses resulting in estimated taxable income through the nine months ended September 30, 2020.

The Company recorded an aggregate deferred federal, state, and local tax expense of $81.0 million for the three months ended September 30, 2021 and an aggregate deferred federal, state, and local tax expense of $35.0 million for the nine months ended September 30, 2021. The expense included $104.3 million as a result of the gain on the HCS Sale, offset by a benefit of $69.3 million as a result of operating losses (exclusive of the HCS Sale) for the nine months ended September 30, 2021. The expense for the three months ended September 30, 2021 is offset by a reduction to the valuation allowance of $71.8 million. The tax expense for the nine months ended September 30, 2021 is offset by a reduction to the valuation allowance of $26.5 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $27.4 million for the three months ended

September 30, 2020 and an aggregate deferred federal, state, and local tax expense of $36.8 million for the nine months ended September 30, 2020. The expense included $93.1 million as a result of the gain on the sale of the Company's interest in the CCRC Venture offset by a benefit of $56.3 million as a result of the operating losses (exclusive of the CCRC Venture sale) for the nine months ended September 30, 2020. The benefit for the three months ended September 30, 2020 was offset by additional valuation allowance of $40.0 million. The tax expense for the nine months ended September 30, 2020 was offset by a reduction in valuation allowance of $39.5 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of September 30, 2021 and December 31, 2020 was $354.5 million and $381.0 million, respectively.

The decrease in the valuation allowance for the nine months ended September 30, 2021 is primarily the result of a $95.2 million reduction recorded as a result of the HCS Sale, offset by an increase in the valuation allowance of $68.7 million established against current operating losses during the nine months ended September 30, 2021. The decrease in the valuation allowance for the nine months ended September 30, 2020 is the result of a reduction in the Company’s valuation allowance of $117.6 million as a result of the Healthpeak transaction offset by an increase in the valuation allowance of $78.1 million established against current operating losses during the nine months ended September 30, 2020, and by the anticipated reversal of future tax liabilities offset by future tax deductions.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three and nine months ended September 30, 2021 and 2020 which are included in income tax expense or benefit for the period. As of September 30, 2021, tax returns for years 2016 through 2019 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

16.  Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2021	2020
Supplemental Disclosure of Cash Flow Information:
Interest paid	$142,268	$157,688
Income taxes paid, net of refunds	6,447	4,236

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$91,438	$104,949
Capital expenditures - development, net	2,726	9,913
Capital expenditures - non-development - reimbursable	34,640	17,979
Trade accounts payable	(2,987)	7,849
Net cash paid	$125,817	$140,690
Acquisition of communities from Healthpeak:
Property, plant and equipment and leasehold intangibles, net	$—	$286,734
Operating lease right-of-use assets	—	(63,285)
Financing lease obligations	—	129,196
Operating lease obligations	—	74,335
Loss (gain) on debt modification and extinguishment, net	—	(19,731)
Net cash paid	$—	$407,249

Master Agreement with Ventas:
Property, plant and equipment and leasehold intangibles, net	$—	$(66,444)
Operating lease right-of-use assets	—	(153,213)
Other assets, net	—	(42,354)
Long-term debt	—	34,053
Financing lease obligations	—	7,077
Operating lease obligations	—	362,944
Additional paid-in-capital	—	(22,883)
Net cash paid	$—	$119,180
Proceeds from HCS Sale, net:
Accounts receivable, net	$(57,582)	$—
Property, plant and equipment and leasehold intangibles, net	(1,806)	—
Operating lease right-of-use assets	(8,145)	—
Investments in unconsolidated ventures	100,000	—
Goodwill	(126,810)	—
Prepaid expenses and other assets, net	(26,409)	—
Trade accounts payable	1,387	—
Accrued expenses	25,226	—
Refundable fees and deferred revenue	57,314	—
Operating lease obligations	8,145	—
Other liabilities	11,135	—
Loss (gain) on sale of assets, net	(288,233)	—
Net cash received	$(305,778)	$—

Acquisition of other assets, net of related payables and cash received:
Property, plant and equipment and leasehold intangibles, net	$—	$684
Financing lease obligations	—	64,260
Net cash paid	$—	$64,944
Proceeds from sale of CCRC Venture, net:
Investments in unconsolidated ventures	$—	$(14,848)
Current portion of long-term debt	—	34,706
Other liabilities	—	60,748
Loss (gain) on sale of assets, net	—	(369,831)
Net cash received	$—	$(289,225)
Proceeds from sale of other assets, net:
Prepaid expenses and other assets, net	$—	$(1,318)
Assets held for sale	(8,040)	(34,348)
Property, plant and equipment and leasehold intangibles, net	(568)	(938)
Other liabilities	(22)	(1,086)
Loss (gain) on sale of assets, net	(1,175)	(4,188)
Net cash received	$(9,805)	$(41,878)

Supplemental Schedule of Non-cash Operating, Investing, and Financing Activities:
Assets designated as held for sale:
Assets held for sale	$3,612	$—
Property, plant and equipment and leasehold intangibles, net	(3,612)	—
Net	$—	$—
Healthpeak master lease modification:
Property, plant and equipment and leasehold intangibles, net	$—	$(57,462)
Operating lease right-of-use assets	—	88,044
Financing lease obligations	—	70,874
Operating lease obligations	—	(101,456)
Net	$—	$—
Other non-cash lease transactions, net:
Property, plant and equipment and leasehold intangibles, net	$3,521	$13,498
Operating lease right-of-use assets	17,013	7,291
Financing lease obligations	(3,521)	(15,483)
Operating lease obligations	(17,013)	(5,199)
Other liabilities	—	(107)
Net	$—	$—

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

(in thousands)	September 30, 2021	December 31, 2020
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$478,509	$380,420
Restricted cash	37,722	28,059
Long-term restricted cash	61,668	56,669
Total cash, cash equivalents, and restricted cash	$577,899	$465,148

17.  Segment Information

As of September 30, 2021, the Company has four reportable segments: Independent Living; Assisted Living and Memory Care; CCRCs; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment. Prior to July 1, 2021, the Company had an additional reportable segment, Health Care Services. On July 1, 2021, the Company sold 80% of its equity in its Health Care Services segment, as described in Note 4. For periods beginning July 1, 2021, the results and financial position of its Health Care Services segment were deconsolidated from the Company's consolidated financial statements and its 20% equity interest in the HCS Venture is accounted for under the equity method of accounting as of that date.

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

Management Services. The Company's Management Services segment includes communities operated by the Company pursuant to management agreements. In some of the cases, the ownership of the community is fully held by third parties and, in other cases, the community is owned in a venture structure in which the Company has an ownership interest. Under the management agreements for these communities, the Company receives management fees as well as reimbursed expenses, which represent the reimbursement of expenses it incurs on behalf of the owners.

Health Care Services. The Company's Health Care Services segment included the home health, hospice, and outpatient therapy services provided to residents of many of its communities and to seniors living outside its communities. The Health Care Services segment did not include the skilled nursing and inpatient healthcare services provided in the Company's skilled nursing units, which are included in the Company's CCRCs segment.

The following table sets forth selected segment financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue and other operating income:
Independent Living(1)(2)	$119,593	$125,858	$357,855	$391,998
Assisted Living and Memory Care(1)(2)	402,696	410,631	1,187,085	1,300,418
CCRCs(1)(2)	77,895	79,252	228,346	262,370
Management Services(3)	41,470	96,444	163,836	435,463
Health Care Services(1)(2)	—	95,795	177,269	297,779
Total revenue and other operating income	$641,654	$807,980	$2,114,391	$2,688,028
Segment operating income:(4)
Independent Living	$36,733	$42,438	$109,354	$134,890
Assisted Living and Memory Care	75,324	87,152	223,819	306,861
CCRCs	7,704	9,954	23,985	43,735
Management Services	3,621	5,669	17,185	120,460
Health Care Services	—	1,462	5,816	2,033
Total segment operating income	123,382	146,675	380,159	607,979
General and administrative expense (including non-cash stock-based compensation expense)	43,812	54,138	146,155	161,251
Facility operating lease expense	43,226	51,620	131,508	178,480
Depreciation and amortization	84,560	87,821	252,042	271,713
Asset impairment:
Independent Living	150	—	2,034	31,317
Assisted Living and Memory Care	475	8,213	10,596	51,301
CCRCs	14	—	764	12,173
Corporate and Management Services	—	—	—	1,938
Income (loss) from operations	$(48,855)	$(55,117)	$(162,940)	$(100,194)

	As of
(in thousands)	September 30, 2021	December 31, 2020
Total assets:
Independent Living	$1,367,177	$1,419,838
Assisted Living and Memory Care	3,653,277	3,787,611
CCRCs	715,310	738,121
Corporate and Management Services	918,569	723,010
Health Care Services	—	233,178
Total assets	$6,654,333	$6,901,758

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Independent Living	$9	$96	$1,484	$96
Assisted Living and Memory Care	75	1,936	5,808	2,088
CCRCs	5	2,841	1,735	12,387
Health Care Services	—	5,892	3,105	22,887
Total other operating income	$89	$10,765	$12,132	$37,458

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," or other similar words or expressions. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the impacts of the COVID-19 pandemic, including the response efforts of federal, state, and local government authorities, businesses, individuals, and us on our business, results of operations, cash flow, revenue, expenses, liquidity, and our strategic initiatives, including plans for future growth, which will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease, including the Delta variant, the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets, the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups, government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief, perceptions regarding the safety of senior living communities during and after the pandemic, changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand, the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19, changes in the acuity levels of our new residents, the disproportionate impact of COVID-19 on seniors generally and those residing in our communities, the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, and other expenses, potentially greater associate attrition and use of contract labor due to our associate vaccine mandate, the impact of COVID-19 on our ability to complete financings and refinancings of various assets, or other transactions or to generate sufficient cash flow to cover required interest and lease payments and to satisfy financial and other covenants in our debt and lease documents, increased regulatory requirements, including unfunded, mandatory testing, increased enforcement actions resulting from COVID-19, government action that may limit our collection or discharge efforts for delinquent accounts, and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts; events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the impact of ongoing healthcare reform efforts; the effects of senior housing construction and development, lower industry occupancy (including due to the pandemic), and increased competition; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease, including due to the pandemic; limits on our ability to use net operating loss carryovers to reduce future tax payments; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; delays in obtaining regulatory approvals; disruptions in the financial markets or decreases in the appraised values, performance, or occupancy of our communities that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; our ability to generate sufficient cash flow to cover required interest and long-term lease payments and to fund our planned capital projects; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the effect of our indebtedness and long-term leases on our liquidity; the potential phasing out of LIBOR which may increase the costs of our debt obligations; our ability to obtain additional capital on terms acceptable to us;

departures of key officers and potential disruption caused by changes in management; increased competition for or a shortage of personnel (including due to the pandemic or general labor market conditions), wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us, including class action and stockholder derivative complaints; the cost and difficulty of complying with increasing and evolving regulation; costs to respond to, and adverse determinations resulting from, government reviews, audits and investigations; unanticipated costs to comply with legislative or regulatory developments; the risks associated with current global economic conditions and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, costs of salaries, wages, benefits, and insurance, interest rates, and tax rates; the impact of seasonal contagious illness or an outbreak of COVID-19 or other contagious disease in the markets in which we operate; actions of activist stockholders, including a proxy contest; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

We are the nation’s premier operator of senior living communities, operating and managing 682 communities in 41 states as of September 30, 2021, with the ability to serve more than 60,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs").

Our goal is to be the first choice in senior living by being the nation's most trusted and effective senior living provider and employer. Our senior living communities and our comprehensive network help to provide seniors with care and services in an environment that feels like home. Our expertise in healthcare, hospitality, and real estate provides residents with opportunities to improve wellness, pursue passions, and stay connected with friends and loved ones. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to age-in-place, which we believe enables them to maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

As of September 30, 2021, we operated in four business segments: Independent Living; Assisted Living and Memory Care; CCRCs; and Management Services. Prior to July 1, 2021, we had an additional reportable segment, Health Care Services. On July 1, 2021, we sold 80% of our equity in the Health Care Services segment, through which we formerly provided home health, hospice, and outpatient therapy services to our residents and seniors living outside our communities. For periods beginning July 1, 2021, the results of operations and financial position of the Health Care Services segment are deconsolidated from our consolidated financial statements and our 20% equity interest in the Health Care Services venture ("HCS Venture") is accounted for under the equity method of accounting.

COVID-19 Pandemic Update

The COVID-19 pandemic has significantly disrupted the senior living industry and our business. The health and wellbeing of our residents, patients, and associates is and has been our highest priority as we continue to serve and care for seniors through the COVID-19 pandemic. In addition to the updates below, readers are directed to the "COVID-19 Pandemic" section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission ("SEC") on February 25, 2021 for more information about the impact of the pandemic and our response efforts on our business, results of operations, and financial condition.

Vaccine Update. By April 9, 2021, we completed at least three rounds of COVID-19 vaccine clinics at all of our communities through the Pharmacy Partnership for Long-Term Care Program offered through the U.S. Centers for Disease Control and Prevention ("CDC"). Upon completion of such clinics, our COVID-19 positive resident caseload had decreased by 97% since the peak in mid-December 2020. As of October 31, 2021, our resident vaccine acceptance rate was 95%. The CDC has recently recommended that certain populations, including residents in long-term care settings, should receive a COVID-19 booster dose. We have completed booster vaccine clinics in the vast majority of our communities. We have adopted a policy requiring our associates to be vaccinated against COVID-19, subject to limited exceptions, which we are implementing in a phased approach beginning with our corporate associates and field and community leadership.

Rebuilding Occupancy. We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic. Our consolidated senior housing monthly net move-ins and move-outs turned positive in March 2021 for the first time since the pandemic began. Beginning in March 2021, we have achieved eight consecutive months of weighted average consolidated senior housing occupancy growth on a sequential basis. According to data from the National Investment Center for the Seniors Housing & Care Industry ("NIC"), seniors housing occupancy increased 120 basis points from the second quarter to the third quarter of 2021 for stabilized portfolios. Our weighted average consolidated senior housing occupancy increased 200 basis points sequentially for the third quarter of 2021 compared to the second quarter of 2021. During the three months ended September 30, 2021, the nationwide spread of the Delta variant caused some moderation in our sequential monthly occupancy growth rate. We believe that some potential residents and their families were more cautious, or temporarily delayed their decision regarding, moving into senior living communities in certain areas as the Delta variant spread. The table below sets forth our consolidated occupancy trend during the pandemic.

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021
Weighted average	83.2%	78.7%	75.3%	72.7%	69.6%	70.5%	72.5%
Quarter end	82.2%	77.8%	75.0%	71.5%	70.6%	72.6%	74.2%

	January 2021	February 2021	March 2021	April 2021	May 2021	June 2021	July 2021	August 2021	September 2021	October 2021
Weighted average	70.0%	69.4%	69.4%	69.9%	70.5%	71.2%	72.0%	72.5%	73.0%	73.3%
Month end	70.4%	70.1%	70.6%	71.1%	71.6%	72.6%	73.3%	73.7%	74.2%	74.5%

As of July 31, 2021, all of our communities were open for visitors, new resident move-ins, and prospective residents. During the three months ended September 30, 2021, several of our communities experienced restrictions on visitors, new resident move-ins, and prospective residents, with a peak of such restrictions occurring in mid-September 2021. As of October 31, 2021, substantially all of our communities were open for visitors, new resident move-ins, and prospective residents. We may revert to more restrictive measures at our communities, including restrictions on visitors and move-ins, if the pandemic worsens, as necessary to comply with regulatory requirements, or at the direction of state or local health authorities. We cannot predict with reasonable certainty whether or when our occupancy will return to pre-COVID-19 pandemic levels or the extent to which the pandemic’s effect on occupancy may adversely affect the amount of resident fees we are able to collect from our residents.

Revenue and Expense Impacts. Compared to our pre-pandemic expectations for fiscal 2020, we estimate that the pandemic resulted in $76.4 million and $303.4 million of lost resident fee revenue for the three and nine months ended September 30, 2021, respectively. Estimated lost resident fee revenue includes $76.4 million and $252.4 million in our consolidated senior housing portfolio for the three and nine months ended September 30, 2021, respectively, and $51.0 million in our Health Care Services segment for the nine months ended September 30, 2021. On a cumulative basis through September 30, 2021, we estimate that the pandemic has resulted in approximately $584.5 million of lost resident fee revenue, including $480.9 million in our consolidated senior housing portfolio. The estimated lost revenue represents the difference between the actual resident fee revenue for the period and our pre-pandemic expectations for the 2020 period.

For the three and nine months ended September 30, 2021, we recognized $7.2 million and $44.3 million, respectively, of facility operating expense for incremental direct costs to respond to the pandemic. For the three and nine months ended September 30, 2020, we recognized $24.5 million and $95.1 million, respectively, of such facility operating expense. The direct costs include those for: acquisition of additional personal protective equipment ("PPE"), medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers compensation, and health plan expense; increased expense for general liability claims; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. On a cumulative basis through September 30, 2021, we have incurred $169.8 million of pandemic related facility operating expense since the beginning of fiscal 2020. For the three and nine months ended September 30, 2021, we recorded $0.6 million and $13.4 million, respectively, of non-cash impairment charges in our operating results for our operating lease right-of-use assets and property, plant and equipment and leasehold intangibles, primarily due to the COVID-19 pandemic and lower than expected operating performance at communities with impaired assets. For the three and nine months ended September 30, 2020, we recorded $8.2 million and $95.2 million, respectively, of such non-cash impairment charges.

Liquidity. We have taken, and continue to take, actions to enhance and preserve our liquidity in response to the pandemic. As of September 30, 2021, our total liquidity was $645.8 million, consisting of $478.5 million of unrestricted cash and cash equivalents, $157.9 million of marketable securities, and $9.4 million of availability on our secured credit facility. We continue to seek opportunities to enhance and preserve our liquidity, including through increasing occupancy and maintaining expense discipline, continuing to evaluate our financing structure and the state of debt markets, and seeking further government-sponsored financial relief related to the pandemic. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief.

Financial Relief. The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), signed into law on March 27, 2020, and Paycheck Protection Program and Health Care Enhancement Act, signed into law on April 24, 2020, provide liquidity and financial relief to certain businesses, among other things. Certain impacts of such programs are provided below.

•During the nine months ended September 30, 2021, we accepted $0.8 million of cash from grants from the Public Health and Social Services Emergency Fund ("Provider Relief Fund") administered by the U.S. Department of Health and Human Services ("HHS"), under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The grants received in the nine months ended September 30, 2021 represented incentive payments made pursuant to the Nursing Home Infection Control Distribution, which related to our skilled nursing care provided through our CCRCs.

In September 2021, HHS announced that it has allocated $17.0 billion for a Phase 4 general distribution from the Provider Relief Fund. According to HHS guidance, it intends to allocate 75% of the Phase 4 general distribution based on eligible applicants’ changes in revenues and operating expenses from patient care attributable to COVID-19 for the second half of 2020 and the first quarter of 2021, with smaller providers to receive a supplement in addition to a base payment. HHS will determine the exact amount of the base payments and supplements after analyzing data from all the applications received. HHS intends to allocate 25% of the Phase 4 general distribution for bonus payments that are based on the amount and type of services provided to Medicaid, Children's Health Insurance Program ("CHIP"), and Medicare patients. We applied for the Phase 4 general distribution and intend to pursue any additional funding that may become available. There can be no assurance that we will qualify for, or receive, such future grants in the amount we expect, that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by HHS, or that future funding programs will be made available for which we qualify.

•During the year ended December 31, 2020, we received $87.5 million under the Accelerated and Advance Payment Program administered by the Centers for Medicare & Medicaid Services ("CMS"), $75.2 million of which related to our Health Care Services segment and $12.3 million related to our CCRCs segment and of which $2.5 million and $87.5 million was received in the three and nine months ended September 30, 2020, respectively. Recoupment of advanced payments began one year after payments were issued at a rate of 25% of Medicare payments for the first eleven months following the anniversary of issuance and at a rate of 50% of Medicare payments for the next six months. Any outstanding balance of advanced payments will be due following such recoupment period. During the three and nine months ended September 30, 2021, $3.5 million and $17.8 million, respectively, of the advanced payments were recouped. Pursuant to the sale of 80% of our equity in our Health Care Services segment (as described below), $63.6 million of such obligations related to our Health Care Services segment were retained by the unconsolidated HCS Venture. As of September 30, 2021, the outstanding balance of advanced payments related to our CCRCs segment was $6.1 million, of which we expect recoupment of approximately $3.0 million during the three months ended December 31, 2021 and the remainder in 2022.

•During the year ended December 31, 2020, we deferred payment of $72.7 million of the employer portion of social security payroll taxes incurred from March 27, 2020 through December 31, 2020 pursuant to the CARES Act. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. Pursuant to the sale of 80% of our equity in our Health Care Services segment, $9.6 million of such obligations related to our Health Care Services segment were retained by the unconsolidated HCS Venture. We expect to pay $31.6 million of the deferred payments in both December 2021 and 2022.

•We are eligible to claim the employee retention credit for certain of our associates under the CARES Act. The credit for 2020 is available to employers that fully or partially suspended operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19, and is equal to 50% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $5,000 per employee. During the nine months ended September 30, 2021, we recognized $9.9 million of employee retention credits on wages paid from March 12, 2020 to December 31, 2020 within other operating income, of which none were recognized during the three months ended September 30, 2021. During the three and nine months ended September 30, 2021, we received $1.1 million for the employee retention credits, which were previously recognized within other operating income. The credit was modified and extended by subsequent legislation for wages paid from January 1, 2021 through December 31, 2021, and we are assessing our eligibility to claim such credit. There can be no assurance that we will qualify for, or receive, credits in the amount or on the timing we expect.

In addition to the grants described above, during the three and nine months ended September 30, 2021, we received and recognized $0.1 million and $1.4 million, respectively, of other operating income from grants from other government sources.

We cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on our business, results of operations, cash flow, and liquidity, and our response efforts may continue to delay or negatively impact our strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease, including the Delta variant; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, and other expenses; potentially greater associate attrition and use of contract labor due to our associate vaccine mandate; the impact of COVID-19 on our ability to complete financings and refinancings of various assets or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements, including unfunded, mandatory testing; increased enforcement actions resulting from COVID-19; government action that may limit our collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.

Sale of Health Care Services

On July 1, 2021, we completed the sale of 80% of our equity in our Health Care Services segment to affiliates of HCA Healthcare, Inc. ("HCA Healthcare") for a purchase price of $400.0 million in cash, subject to certain adjustments set forth in the Securities Purchase Agreement (the “Purchase Agreement”) dated February 24, 2021, including a reduction for the remaining outstanding balance as of the closing of Medicare advance payments and deferred payroll tax payments related to the Health Care Services segment (the "HCS Sale"). We received net cash proceeds of $305.8 million at closing on July 1, 2021 and $6.8 million upon completion of the post-closing net working capital adjustment in October 2021. The Purchase Agreement also contained certain agreed upon indemnities for the benefit of the purchaser. Pursuant to the Purchase Agreement, at closing of the transaction, we retained a 20% equity interest in the HCS Venture.

The results and financial position of our Health Care Services segment were deconsolidated from our consolidated financial statements as of July 1, 2021 and our 20% equity interest in the HCS Venture is accounted for under the equity method of accounting subsequent to that date. As of July 1, 2021, we recognized a $100.0 million asset within investment in unconsolidated ventures on our consolidated balance sheet for the estimated fair value of our retained 20% noncontrolling interest in the HCS Venture. We recognized a $288.2 million gain on sale, net of transaction costs, within our condensed consolidated statement of operations for the three months ended September 30, 2021 for the HCS Sale. Refer to Note 17 to the condensed consolidated financial statements for selected financial data for the Health Care Services segment through June 30, 2021.

In September 2021, the HCS Venture entered into a Securities Purchase Agreement with LHC Group Inc., providing for the sale of home health, hospice, and outpatient therapy agencies in areas not served by HCA Healthcare. Upon the completion of the sale on November 1, 2021, we received $35.0 million of cash distributions from the HCS Venture from the net sale proceeds, which further enhanced our liquidity. We continue to retain a 20% equity interest in the remaining HCS Venture, which continues to operate home health, hospice, and outpatient therapy agencies in areas served by HCA Healthcare.

Community Transactions

During the period from January 1, 2020 through September 30, 2021, we terminated triple-net lease obligations on an aggregate of 33 communities (2,978 units), including through the acquisition of 27 formerly leased communities (2,453 units), we sold four owned communities (504 units), and we sold our ownership interest in our unconsolidated entry fee CCRC venture (the "CCRC Venture") with Healthpeak Properties, Inc. ("Healthpeak"). On July 26, 2020, we entered into definitive agreements with Ventas, Inc. ("Ventas") to restructure our 120 community (10,174 units) triple-net master lease arrangements. In addition, we conveyed to Ventas five communities (471 units) and manage the communities following the closing. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 for more details regarding the terms of significant transactions that occurred prior to 2021.

During the nine months ended September 30, 2021, we completed the sale of two owned communities (129 units) for cash proceeds of $8.5 million, net of transaction costs, and for which we recognized a net gain on sale of assets of $0.5 million.

We expect to close on the disposition of three owned unencumbered communities (250 units) classified as held for sale as of September 30, 2021. The closings of the sales of the communities are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Completed Dispositions of Entry Fee CCRCs by Unconsolidated Venture

Prior to the January 31, 2020 closing of our sale of our ownership interest in the CCRC Venture, we and Healthpeak moved the remaining two entry fee CCRCs into a new unconsolidated entry fee CCRC venture on substantially the same terms as the CCRC Venture to accommodate the sale of such two communities. During the three months ended June 30, 2021, the new unconsolidated entry fee CCRC venture completed the sale of the two remaining entry fee CCRCs for cash proceeds of $14.0 million, net of associated mortgage debt repayments and transaction costs. Subsequent to the sale transaction, the new unconsolidated entry fee CCRC venture has no continuing operations. During the three months ended June 30, 2021, we received $5.4 million of cash distributions from the new unconsolidated entry fee CCRC venture and recognized $13.9 million of equity in earnings of unconsolidated ventures for the our proportionate share of the net income of the new unconsolidated entry fee CCRC venture, which was primarily comprised of a gain on sale of assets for the sale of the two remaining entry fee CCRCs. During the three months ended September 30, 2021, we received $3.0 million of additional cash distributions from the new unconsolidated entry fee CCRC venture.

Community Labor

We continue to see pressures associated with the intensely competitive labor environment. We have increased our recruiting efforts to fill open positions and, in certain markets, are actively adjusting wages to remain competitive. We seek to ensure that our communities are staffed with full and part-time associates, though our use of more expensive contract labor and overtime has increased to fill open positions. We expect the intensity of this competitive environment will be transitory, though likely to continue into 2022.

Convertible Senior Notes Offering

On October 1, 2021, we issued $230.0 million principal amount of 2.00% convertible senior notes due 2026 (the "Notes"). We received net proceeds of $224.3 million at closing after the deduction of the initial purchasers’ discount. We used approximately $15.9 million of the net proceeds to pay the cost of the capped call transactions described below. We also used a portion of the net proceeds to repay a $45.0 million note payable and $29.2 million of mortgage debt and intend to use the remaining net proceeds for general corporate purposes, including refinancing or repaying maturing debt. The Notes were issued pursuant to, and are governed by, the Indenture dated as of October 1, 2021 by and between us and American Stock Transfer & Trust Company, LLC, as trustee.

The Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes, and equal in right of payment to any of our indebtedness that is not so subordinated. The Notes are effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) and any preferred equity of our current or future subsidiaries.

The Notes bear interest at 2.00% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, beginning on April 15, 2022. The Notes will mature on October 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms. Holders of the Notes may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding July 15, 2026, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; (3) if we call any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events. On or after July 15, 2026, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock at our election.

The conversion rate for the Notes is initially 123.4568 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $8.10 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or following the issuance of a notice of redemption, we will increase the conversion rate for a holder who elects to convert our Notes in connection with such a corporate event or who elects to convert any Notes called (or deemed called) for redemption during the related redemption period in certain circumstances.

We may not redeem the Notes prior to October 21, 2024. We may redeem for cash all or (subject to certain limitations) any portion of the Notes, at our option, on or after October 21, 2024 and prior to the 51st scheduled trading day immediately preceding the maturity date if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

If we undergo a fundamental change (as defined in the Indenture) prior to the maturity date, holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Notes and the shares of common stock issuable upon conversion of the Notes, if any, have not been, and are not required to be, registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws. The Notes were issued to the initial purchasers in reliance upon Section 4(a)(2) of the Securities Act in transactions not involving any public offering. The Notes were resold by the initial purchasers to persons whom the initial purchasers reasonably believed are “qualified institutional buyers,” as defined in, and in accordance with, Rule 144A under the Securities Act.

In connection with the offering of the Notes, we entered into privately negotiated capped call transactions ("Capped Call Transactions") with each of Bank of America, N.A., Royal Bank of Canada, Wells Fargo Bank, National Association or their respective affiliates (the "Capped Call Counterparties"). The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the Notes and initially have an exercise price of $8.10 per share of common stock. The cap price of the Capped Call Transactions is initially approximately $9.90 per share of our common stock, representing a premium of 65% above the last reported sale price of $6.00 per share of our common stock on September 28, 2021, and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce or offset potential dilution to holders of our common stock upon conversion of the Notes and/or offset the potential cash payments that we could be required to make in excess of the principal amount of any converted Notes upon conversion thereof, with such reduction and/or offset subject to a cap based on the cap price.

The Capped Call Transactions are separate transactions entered into by us with the Capped Call counterparties and are not part of the terms of the Notes. The Capped Call Transactions had a cost of $15.9 million, which was paid on October 1, 2021 from the proceeds of the Notes. We will separately account for Capped Call Transactions from the Notes and will recognize the cost as a reduction of additional paid-in capital in the three months ending December 31, 2021 as the Capped Call Transactions are indexed to our common stock.

Results of Operations

As of September 30, 2021, our total operations included 682 communities with a capacity to serve over 60,000 residents. As of that date, we owned 348 communities (31,783 units), leased 300 communities (21,026 units), and managed 34 communities (4,913 units). The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q. The results of operations for any particular period are not necessarily indicative of results for any future period. Transactions completed during the period of January 1, 2020 to September 30, 2021 affect the comparability of our results of operations.

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

Comparison of Three Months Ended September 30, 2021 and 2020

Summary Operating Results

The following table summarizes our overall operating results for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020	Amount	Percent
Total resident fees and management fees revenue	$603,716	$706,440	$(102,724)	(14.5)%
Other operating income	89	10,765	(10,676)	(99.2)%
Facility operating expense	480,423	570,530	(90,107)	(15.8)%
Net income (loss)	174,263	(124,993)	299,256	NM
Adjusted EBITDA	34,582	(64,019)	98,601	NM

The decrease in total resident fees and management fees revenue was primarily attributable to the deconsolidation of results of the Health Care Services segment effective July 1, 2021, which resulted in a decrease of $89.9 million of resident fees compared to the three months ended September 30, 2020. The disposition of 12 communities through sales and conveyances of owned communities and lease terminations since the beginning of the prior year period resulted in $7.4 million less in resident fees during the three months ended September 30, 2021 compared to the prior year period. The decrease was also attributable to a 0.9% decrease in same community RevPAR, comprised of a 300 basis point decrease in same community weighted average occupancy and a 3.1% increase in same community RevPOR. Management fee revenue decreased $2.0 million primarily due to the transition of management agreements on 43 net communities since the beginning of the prior year period.

During the three months ended September 30, 2021 and 2020, we recognized $0.1 million and $10.8 million, respectively, of government grants as other operating income based on our estimates of our satisfaction of the conditions of the grants during the period.

The decrease in facility operating expense was primarily attributable to the deconsolidation of results of the Health Care Services segment effective July 1, 2021, which resulted in a decrease of $94.3 million of facility operating expense compared to the three months ended September 30, 2020. Additionally, the disposition of communities since the beginning of the prior year period resulted in $7.7 million less in facility operating expense during the three months ended September 30, 2021 compared to the prior year period. These decreases in facility operating expense were partially offset by a 2.9% increase in same community facility operating expense, including an increase in labor expense arising from increased contract labor and overtime costs due to the intensely competitive labor market, partially offset by a $14.0 million decrease in incremental direct costs to respond to the COVID-19 pandemic. Facility operating expense for the three months ended September 30, 2021 and 2020 includes $7.2 million and $24.5 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

The increase in net income was primarily attributable to the HCS Sale resulting in a net gain on sale of $288.2 million and decreases in facility operating lease expense, depreciation and amortization expense, non-cash asset impairment expense, and general and administrative expense, partially offset by the net impact of the revenue, other operating income, and facility operating expense factors previously discussed.

The increase in Adjusted EBITDA was primarily attributable to the $119.2 million one-time cash lease payment made to Ventas in connection with our lease restructuring transaction effective July 26, 2020 and a decrease in general and administrative expense (excluding non-cash stock based compensation expense and transaction and organizational restructuring costs), partially offset by the net impact of the revenue, other operating income, and facility operating expense factors previously discussed.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the three months ended September 30, 2021 and 2020, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2021	2020	Amount		Percent
Resident fees	$600,095	$610,868	$(10,773)		(1.8)%
Other operating income	$89	$4,873	$(4,784)		(98.2)%
Facility operating expense	$480,423	$476,197	$4,226		0.9%

Number of communities (period end)	648	652	(4)		(0.6)%
Number of units (period end)	52,809	53,110	(301)		(0.6)%
Total average units	52,811	53,440	(629)		(1.2)%
RevPAR	$3,784	$3,806	$(22)		(0.6)%
Occupancy rate (weighted average)	72.5%	75.3%	(280)	bps	n/a
RevPOR	$5,219	$5,056	$163		3.2%

Same Community Operating Results and Data
Resident fees	$569,606	$574,949	$(5,343)		(0.9)%
Other operating income	$87	$3,704	$(3,617)		(97.7)%
Facility operating expense	$453,632	$440,977	$12,655		2.9%

Number of communities	634	634	—		—
Total average units	50,148	50,143	5		—
RevPAR	$3,786	$3,822	$(36)		(0.9)%
Occupancy rate (weighted average)	72.5%	75.5%	(300)	bps	n/a
RevPOR	$5,222	$5,064	$158		3.1%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended September 30, 2021 and 2020, including operating results and data on a same community basis.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2021	2020	Amount		Percent
Resident fees	$119,584	$125,762	$(6,178)		(4.9)%
Other operating income	$9	$96	$(87)		(90.6)%
Facility operating expense	$82,860	$83,420	$(560)		(0.7)%

Number of communities (period end)	68	68	—		—
Number of units (period end)	12,567	12,534	33		0.3%
Total average units	12,567	12,534	33		0.3%
RevPAR	$3,172	$3,345	$(173)		(5.2)%
Occupancy rate (weighted average)	74.7%	80.0%	(530)	bps	n/a
RevPOR	$4,244	$4,182	$62		1.5%

Same Community Operating Results and Data
Resident fees	$115,999	$122,498	$(6,499)		(5.3)%
Other operating income	$9	$96	$(87)		(90.6)%
Facility operating expense	$80,149	$80,659	$(510)		(0.6)%

Number of communities	66	66	—		—
Total average units	12,165	12,156	9		0.1%
RevPAR	$3,179	$3,359	$(180)		(5.4)%
Occupancy rate (weighted average)	74.8%	79.9%	(510)	bps	n/a
RevPOR	$4,250	$4,203	$47		1.1%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 510 basis point decrease in same community weighted average occupancy and an 1.1% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of the net move-in and move-out activity at our communities since the beginning of the prior year period. The segment’s period end occupancy increased on a sequential basis for both the three months ended June 30, 2021 and September 30, 2021. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases.

The decrease in the segment's facility operating expense was primarily attributable to a decrease in the segment's same community facility operating expense, including a $1.3 million decrease in incremental direct costs to respond to the COVID-19 pandemic and a decrease in food costs due to reduced occupancy during the period. These decreases in the segment's same community facility operating expense were partially offset by an increase in repairs and maintenance costs due to more move-ins during the period. The segment's facility operating expense for the three months ended September 30, 2021 and 2020 includes $0.9 million and $2.2 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended September 30, 2021 and 2020, including operating results and data on a same community basis.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2021	2020	Amount		Percent
Resident fees	$402,621	$408,695	$(6,074)		(1.5)%
Other operating income	$75	$1,936	$(1,861)		(96.1)%
Facility operating expense	$327,372	$323,479	$3,893		1.2%

Number of communities (period end)	560	563	(3)		(0.5)%
Number of units (period end)	34,891	35,124	(233)		(0.7)%
Total average units	34,893	35,268	(375)		(1.1)%
RevPAR	$3,845	$3,863	$(18)		(0.5)%
Occupancy rate (weighted average)	71.9%	74.4%	(250)	bps	n/a
RevPOR	$5,347	$5,193	$154		3.0%

Same Community Operating Results and Data
Resident fees	$396,999	$400,484	$(3,485)		(0.9)%
Other operating income	$75	$1,937	$(1,862)		(96.1)%
Facility operating expense	$323,056	$314,277	$8,779		2.8%

Number of communities	554	554	—		—
Total average units	34,380	34,384	(4)		—
RevPAR	$3,849	$3,882	$(33)		(0.9)%
Occupancy rate (weighted average)	71.8%	74.4%	(260)	bps	n/a
RevPOR	$5,363	$5,221	$142		2.7%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 260 basis point decrease in same community weighted average occupancy and a 2.7% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of the net move-in and move-out activity at our communities since the beginning of the prior year period. The segment’s period end occupancy increased on a sequential basis for both the three months ended June 30, 2021 and September 30, 2021. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases. Additionally, the disposition of 10 communities (836 units) since the beginning of the prior year period resulted in $2.8 million less in resident fees during the three months ended September 30, 2021 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including an increase in labor expense arising from increased contract labor and overtime costs due to the intensely competitive labor market. The increase in the segment's same community facility operating expense was partially offset by a $10.7 million decrease in incremental direct costs to respond to the COVID-19 pandemic. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $2.8 million less in facility operating expense during the three months ended September 30, 2021 compared to the prior year period. The segment's facility operating expense for the three months ended September 30, 2021 and 2020 includes $4.8 million and $15.5 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended September 30, 2021 and 2020, including operating results and data on a same community basis.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2021	2020	Amount		Percent
Resident fees	$77,890	$76,411	$1,479		1.9%
Other operating income	$5	$2,841	$(2,836)		(99.8)%
Facility operating expense	$70,191	$69,298	$893		1.3%

Number of communities (period end)	20	21	(1)		(4.8)%
Number of units (period end)	5,351	5,452	(101)		(1.9)%
Total average units	5,351	5,638	(287)		(5.1)%
RevPAR	$4,824	$4,477	$347		7.8%
Occupancy rate (weighted average)	71.2%	70.7%	50	bps	n/a
RevPOR	$6,777	$6,332	$445		7.0%

Same Community Operating Results and Data
Resident fees	$56,608	$51,967	$4,641		8.9%
Other operating income	$3	$1,671	$(1,668)		(99.8)%
Facility operating expense	$50,427	$46,041	$4,386		9.5%

Number of communities	14	14	—		—
Total average units	3,603	3,603	—		—
RevPAR	$5,237	$4,808	$429		8.9%
Occupancy rate (weighted average)	71.8%	71.2%	60	bps	n/a
RevPOR	$7,294	$6,751	$543		8.0%

The increase in the segment's resident fees was primarily attributable to the increase in the segment's same community RevPAR, comprised of an 8.0% increase in same community RevPOR and a 60 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of an occupancy mix shift from less independent living services to more skilled nursing services within the segment and in-place rent increases. The increase in the segment's same community weighted average occupancy primarily reflects the impact of the net move-in and move-out activity at our communities since the beginning of the prior year period. The segment’s period end occupancy increased on a sequential basis for each of the three months ended March 31, 2021, June 30, 2021, and September 30, 2021. The increase in resident fees was partially offset by disposition of two communities (456 units) since the beginning of the prior year period, which resulted in $4.6 million less in resident fees during the three months ended September 30, 2021 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including an increase in labor expense arising from increased contract labor and overtime costs due to the intensely competitive labor market and an increase in healthcare supplies costs to respond to increased skilled nursing occupancy during the current year period. These increases in the segment's same community facility operating expense were partially offset by a $2.1 million decrease in incremental direct costs to respond to the COVID-19 pandemic. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $4.9 million less in facility operating expense during the three months ended September 30, 2021 compared to the prior year period. The segment's facility operating expense for the three months ended September 30, 2021 and 2020 includes $1.5 million and $4.4 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Operating Results - Management Services Segment

The following table summarizes the operating results and data for our Management Services segment for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities and units)	2021	2020	Amount	Percent
Management fees	$3,621	$5,669	$(2,048)	(36.1)%
Reimbursed costs incurred on behalf of managed communities	$37,849	$90,775	$(52,926)	(58.3)%
Costs incurred on behalf of managed communities	$37,849	$90,775	$(52,926)	(58.3)%

Number of communities (period end)	34	74	(40)	(54.1)%
Number of units (period end)	4,913	9,980	(5,067)	(50.8)%
Total average units	5,328	10,446	(5,118)	(49.0)%

The decrease in management fees was primarily attributable to the transition of management arrangements on 43 net communities since the beginning of the prior year period generally for management arrangements on certain former unconsolidated ventures in which we sold our interest and interim management arrangements on formerly leased communities. Management fees of $3.6 million for the three months ended September 30, 2021 include $0.2 million of management fees attributable to communities for which our management agreements were terminated during such period.

The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020	Amount	Percent
General and administrative expense	$43,812	$54,138	$(10,326)	(19.1)%
Facility operating lease expense	43,226	51,620	(8,394)	(16.3)%
Depreciation and amortization	84,560	87,821	(3,261)	(3.7)%
Asset impairment	639	8,213	(7,574)	(92.2)%
Interest income	286	607	(321)	(52.9)%
Interest expense	49,361	50,546	(1,185)	(2.3)%
Gain (loss) on debt modification and extinguishment, net	—	(7,917)	7,917	NM
Equity in earnings (loss) of unconsolidated ventures	(1,474)	(293)	(1,181)	NM
Gain (loss) on sale of assets, net	288,375	2,209	286,166	NM
Other non-operating income (loss)	571	948	(377)	(39.8)%
Benefit (provision) for income taxes	(15,279)	(14,884)	(395)	(2.7)%

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to decreases in transaction costs, compensation costs as a result of a reduction in our corporate headcount related to the sale of 80% of our equity in our Health Care Services segment, and non-cash stock-based compensation expense. General and administrative expense includes transaction and organizational restructuring costs of $0.9 million and $6.3 million for the three months ended September 30, 2021 and 2020, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs. In addition to the reductions in general and administrative expense directly attributable to the HCS Sale, we expect reductions of general and administrative expense for indirect scaling initiatives, including initiatives previously completed.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily due to the Ventas lease portfolio restructuring during the prior year period and lease termination activity since the beginning of the prior year period.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to disposition activity since the beginning of the prior year period and leasehold improvements for certain leased communities becoming fully depreciated since the beginning of the prior year period.

Asset Impairment. During the three months ended September 30, 2021 and 2020, we recorded $0.6 million and $8.2 million, respectively, of non-cash impairment charges, primarily for natural disaster related property damage at certain communities and for right-of-use assets for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic.

Gain (loss) on Debt Modification and Extinguishment, Net. The decrease in loss on debt modification and extinguishment was primarily due to $7.8 million of costs incurred during the three months ended September 30, 2020 for debt modifications and extinguishments.

Gain (loss) on sale of assets, net. The increase in gain on sale of assets is due to the $288.2 million gain recognized for the HCS Sale.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended September 30, 2021 and 2020 was primarily due to the HCS Sale that occurred in the three months ended September 30, 2021.

We recorded an aggregate deferred federal, state, and local tax expense of $81.0 million and a reduction in the valuation allowance of $71.8 million, primarily a result of the HCS Sale in the three months ended September 30, 2021. The change in the valuation allowance for the three months ended September 30, 2021 resulted from the anticipated reversal of future tax liabilities offset by future tax deductions. We recorded an aggregate deferred federal, state, and local tax benefit of $27.4 million as a result of the operating loss for the three months ended September 30, 2020, which was offset by an increase in the valuation allowance of $40.0 million. The change in the valuation allowance for the three months ended September 30, 2020 resulted from the anticipated reversal of future tax liabilities offset by future tax deductions.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of September 30, 2021 and December 31, 2020 was $354.5 million and $381.0 million, respectively.

Comparison of Nine Months Ended September 30, 2021 and 2020

Summary Operating Results

The following table summarizes our overall operating results for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020	Amount	Percent
Total resident fees and management fees revenue	$1,955,608	$2,335,567	$(379,959)	(16.3)%
Other operating income	12,132	37,458	(25,326)	(67.6)%
Facility operating expense	1,587,581	1,765,046	(177,465)	(10.1)%
Net income (loss)	(17,644)	126,084	(143,728)	NM
Adjusted EBITDA	102,627	165,783	(63,156)	(38.1)%

The decrease in total resident fees and management fees revenue was primarily attributable to a $276.7 million decrease in resident fees, including a 7.7% decrease in same community RevPAR, comprised of an 850 basis point decrease in same community weighted average occupancy and a 3.4% increase in same community RevPOR. In addition, the deconsolidation of results of the Health Care Services segment effective July 1, 2021 resulted in a decrease of $89.9 million of resident fees compared to the nine months ended September 30, 2020. The disposition of 15 communities through sales and conveyances of owned communities and lease terminations since the beginning of the prior year period resulted in $35.3 million less in resident fees during the nine months ended September 30, 2021 compared to the prior year period. Management fee revenue decreased $103.3 million primarily due to $100.0 million of management fee revenue recognized during the three months ended March 31, 2020 for the management termination fee payment from Healthpeak and transition of management agreements on 66 net communities subsequent to the beginning of the prior year period.

During the nine months ended September 30, 2021 and 2020, we recognized $12.1 million and $37.5 million, respectively, of government grants and employee retention credits as other operating income based on our estimates of our satisfaction of the conditions of the grants and credits during the period.

The decrease in facility operating expense was primarily attributable to a $124.3 million decrease in facility operating expenses for the Health Care Services segment, primarily due to deconsolidation of results of the segment effective July 1, 2021, which resulted in a $94.3 million decrease in facility operating expenses. Additionally, the disposition of communities since the beginning of the prior year period resulted in $34.1 million less in facility operating expense during the nine months ended September 30, 2021 compared to the prior year period. Same community facility operating expense decreased 1.5% which was primarily due to a $42.8 million decrease in incremental direct costs to respond to the COVID-19 pandemic and a decrease in food costs due to reduced occupancy during the period. These decreases in same community facility operating expense were partially offset by an increase in labor costs arising from an increase in contract labor and overtime costs due to a competitive labor market and an increase in advertising costs as we scaled back advertising during the prior year period due to the pandemic. Facility operating expense for the nine months ended September 30, 2021 and 2020 includes $44.3 million and $95.1 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

The decrease in net income was primarily attributable to the net impact of the revenue, other operating income, and facility operating expense factors previously discussed, as well as an $84.6 million decrease in net gain on sale of assets, primarily due to a $369.8 million gain on sale of assets recognized for the sale of our ownership interest in the CCRC Venture during the prior year period compared to the $288.2 million gain related to the sale of 80% of our equity in our Health Care Services segment in the current period. These decreases were partially offset by decreases in non-cash asset impairment expense, facility operating lease expense, depreciation and impairment expense, and general and administrative expense compared to the prior year period.

The decrease in Adjusted EBITDA was primarily attributable to the revenue, other operating income, and facility operating expense factors previously discussed, partially offset by a $163.0 million decrease in cash facility operating lease payments, primarily reflecting reduced cash lease payments as a result of the lease restructuring transaction with Ventas on July 26, 2020.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the nine months ended September 30, 2021 and 2020 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2021	2020	Amount		Percent
Resident fees	$1,764,259	$1,940,215	$(175,956)		(9.1)%
Other operating income	$9,027	$14,571	$(5,544)		(38.0)%
Facility operating expense	$1,416,128	$1,469,300	$(53,172)		(3.6)%

Number of communities (period end)	648	652	(4)		(0.6)%
Number of units (period end)	52,809	53,110	(301)		(0.6)%
Total average units	52,898	53,888	(990)		(1.8)%
RevPAR	$3,702	$3,997	$(295)		(7.4)%
Occupancy rate (weighted average)	70.9%	79.1%	(820)	bps	n/a
RevPOR	$5,225	$5,054	$171		3.4%

Same Community Operating Results and Data
Resident fees	$1,673,510	$1,813,002	$(139,492)		(7.7)%
Other operating income	$8,249	$10,148	$(1,899)		(18.7)%
Facility operating expense	$1,335,267	$1,355,460	$(20,193)		(1.5)%

Number of communities	634	634	—		—
Total average units	50,148	50,146	2		—
RevPAR	$3,708	$4,017	$(309)		(7.7)%
Occupancy rate (weighted average)	70.8%	79.3%	(850)	bps	n/a
RevPOR	$5,236	$5,065	$171		3.4%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the nine months ended September 30, 2021 and 2020, including operating results and data on a same community basis.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2021	2020	Amount		Percent
Resident fees	$356,371	$391,902	$(35,531)		(9.1)%
Other operating income	$1,484	$96	$1,388		NM
Facility operating expense	$248,501	$257,108	$(8,607)		(3.3)%

Number of communities (period end)	68	68	—		—
Number of units (period end)	12,567	12,534	33		0.3%
Total average units	12,553	12,532	21		0.2%
RevPAR	$3,154	$3,475	$(321)		(9.2)%
Occupancy rate (weighted average)	73.9%	83.5%	(960)	bps	n/a
RevPOR	$4,266	$4,160	$106		2.5%

Same Community Operating Results and Data
Resident fees	$346,283	$382,119	$(35,836)		(9.4)%
Other operating income	$1,446	$96	$1,350		NM
Facility operating expense	$240,819	$249,683	$(8,864)		(3.6)%

Number of communities	66	66	—		—
Total average units	12,163	12,157	6		—
RevPAR	$3,163	$3,492	$(329)		(9.4)%
Occupancy rate (weighted average)	73.9%	83.5%	(960)	bps	n/a
RevPOR	$4,279	$4,183	$96		2.3%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 960 basis point decrease in same community weighted average occupancy and a 2.3% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of the net move-in and move-out activity at our communities since the beginning of the prior year period. The segment’s period end occupancy increased on a sequential basis for both the three months ended June 30, 2021 and September 30, 2021. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases.

The decrease in the segment's facility operating expense was primarily attributable to a decrease in the segment's same community facility operating expense, including a $7.5 million decrease in incremental direct costs to respond to the COVID-19 pandemic and a decrease in food costs due to reduced occupancy during the period. These decreases in the segment's same community facility operating expense were partially offset by an increase in advertising costs as we scaled back advertising during the prior year period as a result of the pandemic. The segment's facility operating expense for the nine months ended September 30, 2021 and 2020 includes $5.4 million and $13.0 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the nine months ended September 30, 2021 and 2020, including operating results and data on a same community basis.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2021	2020	Amount		Percent
Resident fees	$1,181,277	$1,298,330	$(117,053)		(9.0)%
Other operating income	$5,808	$2,088	$3,720		178.2%
Facility operating expense	$963,266	$993,557	$(30,291)		(3.0)%

Number of communities (period end)	560	563	(3)		(0.5)%
Number of units (period end)	34,891	35,124	(233)		(0.7)%
Total average units	35,007	35,666	(659)		(1.8)%
RevPAR	$3,748	$4,045	$(297)		(7.3)%
Occupancy rate (weighted average)	69.9%	78.1%	(820)	bps	n/a
RevPOR	$5,363	$5,181	$182		3.5%

Same Community Operating Results and Data
Resident fees	$1,162,599	$1,262,793	$(100,194)		(7.9)%
Other operating income	$5,648	$2,088	$3,560		170.5%
Facility operating expense	$946,728	$962,294	$(15,566)		(1.6)%

Number of communities	554	554	—		—
Total average units	34,382	34,386	(4)		—
RevPAR	$3,757	$4,080	$(323)		(7.9)%
Occupancy rate (weighted average)	69.8%	78.1%	(830)	bps	n/a
RevPOR	$5,383	$5,222	$161		3.1%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of an 830 basis point decrease in same community weighted average occupancy and a 3.1% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of the net move-in and move-out activity at our communities since the beginning of the prior year period. The segment’s period end occupancy increased on a sequential basis for both the three months ended June 30, 2021 and September 30, 2021. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases. Additionally, the disposition of 13 communities (1,044 units) since the beginning of the prior year period resulted in $16.6 million less in resident fees during the nine months ended September 30, 2021 compared to the prior year period.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $16.1 million less in facility operating expense during the nine months ended September 30, 2021 compared to the prior year period, and a decrease in the segment's same community facility operating expense. The decrease in the segment's same community facility operating expense was primarily attributable to a $31.3 million decrease in incremental direct costs to respond to the COVID-19 pandemic and a decrease in food costs due to reduced occupancy during the period. These decreases in the segment's same community facility operating expense were partially offset by an increase in labor costs arising from an increase in contract labor and overtime costs due to a competitive labor market and an increase in advertising costs as we scaled back advertising during the prior year period as a result of the pandemic. The segment's facility operating expense for the nine months ended September 30, 2021 and 2020 includes $29.8 million and $61.9 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the nine months ended September 30, 2021 and 2020, including operating results and data on a same community basis.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2021	2020	Amount		Percent
Resident fees	$226,611	$249,983	$(23,372)		(9.3)%
Other operating income	$1,735	$12,387	$(10,652)		(86.0)%
Facility operating expense	$204,361	$218,635	$(14,274)		(6.5)%

Number of communities (period end)	20	21	(1)		(4.8)%
Number of units (period end)	5,351	5,452	(101)		(1.9)%
Total average units	5,338	5,690	(352)		(6.2)%
RevPAR	$4,689	$4,850	$(161)		(3.3)%
Occupancy rate (weighted average)	70.0%	75.7%	(570)	bps	n/a
RevPOR	$6,702	$6,405	$297		4.6%

Same Community Operating Results and Data
Resident fees	$164,628	$168,090	$(3,462)		(2.1)%
Other operating income	$1,155	$7,964	$(6,809)		(85.5)%
Facility operating expense	$147,720	$143,483	$4,237		3.0%

Number of communities	14	14	—		—
Total average units	3,603	3,603	—		—
RevPAR	$5,077	$5,184	$(107)		(2.1)%
Occupancy rate (weighted average)	70.1%	76.3%	(620)	bps	n/a
RevPOR	$7,246	$6,793	$453		6.7%

The decrease in the segment's resident fees was primarily attributable to the disposition of two communities (456 units) since the beginning of the prior year period which resulted in $18.7 million less in resident fees during the nine months ended September 30, 2021 compared to the prior year period. Additionally, there was a decrease in the segment's same community RevPAR, comprised of a 620 basis point decrease in same community weighted average occupancy and a 6.7% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the impact of the net move-in and move-out activity at our communities since the beginning of the prior year period. The segment’s period end occupancy increased on a sequential basis for each of the three months ended March 31, 2021, June 30, 2021, and September 30, 2021. The increase in the segment's same community RevPOR was primarily the result of an occupancy mix shift from less independent living services to more skilled nursing services within the segment and in-place rent increases.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $18.1 million less in facility operating expense during the nine months ended September 30, 2021 compared to the prior year period, partially offset by an increase in the segment's same community facility operating expense. The increase in the segment's same community facility operating expense was primarily attributable to an increase in labor expense arising from increased contract labor and overtime costs due to a competitive labor market and wage rate increases and an increase in healthcare supplies costs to respond to increased skilled nursing occupancy during the current year period. These increases in the segment's same community facility operating expense were partially offset by a $4.0 million decrease in incremental direct costs to respond to the COVID-19 pandemic and a decrease in food costs due to reduced occupancy during the period. The segment's facility operating expense for the nine months ended September 30, 2021 and 2020 includes $6.9 million and $14.3 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Operating Results - Management Services Segment

The following table summarizes the operating results and data for our Management Services segment for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities and units)	2021	2020	Amount	Percent
Management fees	$17,185	$120,460	$(103,275)	(85.7)%
Reimbursed costs incurred on behalf of managed communities	$146,651	$315,003	$(168,352)	(53.4)%
Costs incurred on behalf of managed communities	$146,651	$315,003	$(168,352)	(53.4)%

Number of communities (period end)	34	74	(40)	(54.1)%
Number of units (period end)	4,913	9,980	(5,067)	(50.8)%
Total average units	6,647	11,559	(4,912)	(42.5)%

The decrease in management fees was primarily attributable to $100.0 million of management agreement termination fees recognized for the nine months ended September 30, 2020 for the management agreement termination fee received from Healthpeak in connection with the sale of our ownership interest in the CCRC Venture. As of September 30, 2021, we have completed the transition of management arrangements on 66 net communities since the beginning of the prior year period, generally for management arrangements on certain former unconsolidated ventures in which we sold our interest and interim management arrangements on formerly leased communities. Management fees of $17.2 million for the nine months ended September 30, 2021 include $5.2 million of management agreement termination fees and $2.6 million of other management fees attributable to communities for which our management agreements were terminated during such period.

The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020	Amount	Percent
General and administrative expense	$146,155	$161,251	$(15,096)	(9.4)%
Facility operating lease expense	131,508	178,480	(46,972)	(26.3)%
Depreciation and amortization	252,042	271,713	(19,671)	(7.2)%
Asset impairment	13,394	96,729	(83,335)	(86.2)%
Interest income	1,048	4,305	(3,257)	(75.7)%
Interest expense	147,025	159,328	(12,303)	(7.7)%
Gain (loss) on debt modification and extinguishment, net	—	11,107	(11,107)	NM
Equity in earnings (loss) of unconsolidated ventures	11,941	(863)	12,804	NM
Gain (loss) on sale of assets, net	289,408	374,019	(84,611)	(22.6)%
Other non-operating income (loss)	5,163	4,598	565	12.3%
Benefit (provision) for income taxes	(15,239)	(7,560)	(7,679)	(101.6)%

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to decreases in transaction and organizational restructuring costs, compensation costs as a result of a reduction in our corporate headcount related to the sale of 80% of our equity in our Health Care Services segment and as we scaled our general and administrative costs in connection with community dispositions, non-cash stock-based compensation expense, and travel costs. These decreases were partially offset by an increase in incentive compensation costs. General and administrative expense includes transaction and organizational restructuring costs of $3.5 million and $11.6 million for the nine months ended September 30, 2021 and 2020, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs. General and administrative expense of $146.2 million for the nine months ended September 30, 2021 includes direct general and administrative expense attributable to the Health Care Services segment, which was deconsolidated on July 1, 2021. In addition to the reductions in general and administrative expense directly attributable to the HCS Sale, we expect reductions of general and administrative expense for indirect scaling initiatives, including initiatives previously completed.

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

Asset Impairment. During the current year period, we recorded $13.4 million of non-cash impairment charges, primarily for right-of-use assets for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic and for natural disaster related property damage sustained at certain communities during the period. During the prior year period, we recorded $96.7 million of non-cash impairment charges, primarily for right-of-use assets for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic.

Interest Expense. The decrease in interest expense was primarily due to a decrease in interest expense on long-term debt, reflecting the impact of lower interest rates, and the acquisition of communities previously subject to financing leases since the beginning of the prior year period.

Gain (loss) on Debt Modification and Extinguishment, Net. The decrease in gain (loss) on debt modification and extinguishment, net was primarily due to a $19.7 million gain on debt extinguishment recognized during the three months ended March 31, 2020 for the extinguishment of financing lease obligations for the acquisition from Healthpeak of eight communities which were previously subject to sale-leaseback transactions in which we were deemed to have continuing involvement. This gain was partially offset by $7.8 million of costs incurred during the three months ended September 30, 2020 for debt modifications and extinguishments.

Equity in Earnings (Loss) of Unconsolidated Ventures. The change in equity in earnings (loss) of unconsolidated ventures was primarily due to the gain on sale of assets recognized by our unconsolidated entry fee CCRC venture for the sale of the two remaining entry fee CCRCs during the current year period.

Gain (Loss) on Sale of Assets, Net. The decrease in gain on sale of assets, net was primarily due to a $369.8 million gain on sale of assets recognized for the sale of our ownership interest in the CCRC Venture during the prior year period compared to the $288.2 million gain related to the HCS Sale in the current period.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the nine months ended September 30, 2021 and 2020 was primarily due to the tax impact of the multi-part transaction with Healthpeak that occurred in the three months ended March 31, 2020 as well as the HCS Sale in the three months ended September 30, 2021. The impact represented the tax expense recorded on the gain on the sale of our interest in the CCRC Venture and the HCS Sale, offset by a decrease in the valuation allowance that was a direct result of the multi-part transaction with Healthpeak and the HCS Sale, respectively.

We recorded an aggregate deferred federal, state, and local tax expense of $35.0 million for the nine months ended September 30, 2021, of which $104.3 million was recorded as the result of the HCS Sale, offset by a benefit of $69.3 million as a result of the operating loss for the nine months ended September 30, 2021. The tax expense was offset by a decrease in the valuation allowance of $26.5 million, resulting from the HCS Sale, current operating losses, and the anticipated reversal of future tax liabilities offset by future tax deductions. We recorded an aggregate deferred federal, state, and local tax expense of $36.8 million, of which, $56.3 million was recorded as a result of the benefit on our operating loss for the nine months ended September 30, 2020. The benefit was offset by $93.1 million of tax expense that was recorded on the sale of our interest in the CCRC Venture. The tax expense was offset by a decrease in the valuation allowance of $39.5 million. The change in the valuation allowance for the nine months ended September 30, 2020 resulted from the tax impact of the Healthpeak transaction, the increase in valuation allowance on current operating losses, and the anticipated reversal of future tax liabilities offset by future tax deductions.

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

Liquidity and Indebtedness

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the condensed consolidated statements of cash flows, and our Adjusted Free Cash Flow:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020	Amount	Percent
Net cash provided by (used in) operating activities	$(13,247)	$132,150	$(145,397)	NM
Net cash provided by (used in) investing activities	201,729	(343,964)	545,693	NM
Net cash provided by (used in) financing activities	(75,731)	403,192	(478,923)	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	112,751	191,378	(78,627)	(41.1)%
Cash, cash equivalents, and restricted cash at beginning of period	465,148	301,697	163,451	54.2%
Cash, cash equivalents, and restricted cash at end of period	$577,899	$493,075	$84,824	17.2%
Adjusted Free Cash Flow	$(147,991)	$4,306	$(152,297)	NM

The change in net cash provided by (used in) operating activities was attributable primarily to a decrease in same community revenue compared to the prior year period, the $100.0 million management agreement termination fee payment received from Healthpeak in connection with the sale of our ownership interest in the CCRC Venture in the prior year period, $87.5 million of cash received under the Medicare accelerated and advance payment program in the prior year period, $50.1 million of the employer portion of social security payroll taxes deferred during the prior year period, and a $35.3 million decrease in government grants accepted and credits received compared to the prior year period. These changes were partially offset by a $163.0 million decrease in cash facility operating lease payments, including the impact of the $119.2 million one-time cash lease payment made to Ventas in connection with our lease restructuring transaction with Ventas effective July 26, 2020.

The change in net cash provided by (used in) investing activities was primarily attributable to $472.2 million of cash paid for the acquisition of communities during the prior year period, a $74.2 million increase in proceeds from sales and maturities of marketable securities, a $14.9 million decrease in cash paid for capital expenditures, and a $7.5 million decrease in purchases of marketable securities compared to the prior year period. These changes were partially offset by a $15.5 million decrease in net proceeds from the sale of assets compared to the prior year period.

The change in net cash provided by (used in) financing activities was primarily attributable to a $936.7 million decrease in debt proceeds compared to the prior year period, partially offset by a $422.6 million decrease in repayment of debt and financing lease obligations, an $18.1 million decrease in cash paid for share repurchases, and a $17.9 million decrease in cash paid for financing costs compared to the prior year period.

The change in Adjusted Free Cash Flow was primarily attributable to the change in net cash provided by (used in) operating activities, excluding distributions from unconsolidated ventures and changes in prepaid insurance premiums financed with notes payable.

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
•acquisition consideration;
•transaction costs and investment in our health care and wellness initiatives;
•capital expenditures and improvements, including the expansion, renovation, redevelopment, and repositioning of our existing communities;
•cash collateral required to be posted in connection with our financial instruments and insurance programs; and
•other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of September 30, 2021, we had $3.9 billion of debt outstanding, at a weighted average interest rate of 3.6%. As of such date, 98.3%, or $3.8 billion of our total debt obligations represented non-recourse property-level mortgage financings. As of September 30, 2021, $1.4 billion of our long-term debt is variable rate debt subject to interest rate cap agreements. The remaining $128.2 million of our long-term variable rate debt is not subject to any interest rate cap agreements. As of September 30, 2021, $70.6 million of letters of credit and no cash borrowings were outstanding under our $80.0 million secured credit facility. We also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of September 30, 2021 under which $13.6 million had been issued as of that date.

On October 1, 2021, we issued $230.0 million principal amount of 2.00% convertible senior notes due 2026 and we received net proceeds of $224.3 million at closing after the deduction of the initial purchasers' discount as described above. We utilized $15.9 million of the net proceeds to pay our cost of the capped call transactions described above. Additionally, we used a portion of the net proceeds to repay a $45.0 million note payable and $29.2 million of mortgage debt and we intend to use the remaining net proceeds for general corporate purposes, including refinancing or repaying maturing debt.

As of September 30, 2021, we had $1.4 billion of operating and financing lease obligations. For the twelve months ending September 30, 2022, we will be required to make approximately $271.9 million of cash lease payments in connection with our existing operating and financing leases.

Total liquidity of $645.8 million as of September 30, 2021 included $478.5 million of unrestricted cash and cash equivalents (excluding restricted cash and lease security deposits of $102.1 million in the aggregate), $157.9 million of marketable securities, and $9.4 million of availability on our secured credit facility. Total liquidity as of September 30, 2021 increased $70.3 million from total liquidity of $575.5 million as of December 31, 2020. The increase was primarily attributable to the sale of 80% of our equity in our Health Care Services segment on July 1, 2021, for net cash proceeds of $305.8 million at closing, partially offset by negative $148.0 million of Adjusted Free Cash Flow and $60.7 million of payments of mortgage debt during the nine months ended September 30, 2021. As described above, we received cash proceeds of $208.3 million at closing for the issuance of convertible senior notes, net of the initial purchasers' discount and the cost of the capped call transactions, on October 1, 2021, which further enhanced our liquidity.

We currently estimate our net cash proceeds from the convertible senior notes transactions and our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand, cash equivalents, and marketable securities will be sufficient to fund our liquidity needs for at least the next 12 months.

We continue to seek opportunities to enhance and preserve our liquidity, including through maintaining expense discipline and increasing occupancy, continuing to evaluate our financing structure and the state of debt markets, and seeking further government-sponsored financial relief related to the COVID-19 pandemic. As of September 30, 2021, we have no remaining 2021 mortgage debt maturities and our 2022 mortgage debt maturities are $310.6 million, excluding recurring monthly principal payments. We have continued efforts on our plan to repay or refinance those maturities. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021, Part II, "Item 1A", and elsewhere in this Quarterly Report on Form 10-Q. Disruptions in the financial markets may have an adverse impact on our liquidity by making it more difficult for us to obtain financing or refinancing of various assets. Since the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance, decreases in their appraised values, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities’ maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities. If we are unable to obtain refinancing proceeds sufficient to cover maturing indebtedness, our liquidity could be adversely impacted and we may seek alternative sources of financing, which may be less attractive or unavailable. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures, or to pursue any acquisition, investment, development, or potential lease restructuring opportunities that we identify, or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

Our capital expenditures are comprised of community-level, corporate, and development capital expenditures. Community-level capital expenditures include recurring expenditures (routine maintenance of communities over $1,500 per occurrence and for unit turnovers over $500 per unit) and community renovations, apartment upgrades, and other major building infrastructure projects. Corporate capital expenditures include those for information technology systems and equipment, the expansion of our support platform and, prior to July 1, 2021, healthcare services programs, and the remediation or replacement of assets as a result of casualty losses. Development capital expenditures include community expansions, major community redevelopment and repositioning projects, and the development of new communities.

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

The following table summarizes our capital expenditures for the nine months ended September 30, 2021 for our consolidated business:

(in millions)
Community-level capital expenditures, net(1)	$73.8
Corporate capital expenditures, net(2)	17.6
Non-development capital expenditures, net(3)	91.4
Development capital expenditures, net	2.7
Total capital expenditures, net	$94.1

(1)Reflects the amount invested, net of lessor reimbursements of $34.6 million.

(2)Includes $7.2 million of remediation costs at our communities resulting from natural disasters.

(3)Amount is included in Adjusted Free Cash Flow.

In the aggregate, we expect our full-year 2021 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $140.0 million. In addition, we expect our full-year 2021 development capital expenditures to be approximately $8.0 million, net of anticipated lessor reimbursements, and such projects include those for expansion, repositioning, redeveloping, and major renovation of selected existing senior living communities. We anticipate that our 2021 capital expenditures will be funded from cash on hand, cash equivalents, marketable securities, cash flows from operations, and reimbursements from lessors.

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

Credit Facilities

On December 11, 2020, we entered into a revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The agreement provides a commitment amount of up to $80.0 million which can be drawn in cash or as letters of credit. The agreement matures on January 15, 2024. Amounts drawn under the facility will bear interest at 30-day LIBOR plus an applicable margin which was 2.75% as of September 30, 2021. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of September 30, 2021. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon borrowing base calculations related to the appraised value and performance of the communities securing the credit facility.

As of September 30, 2021, $70.6 million of letters of credit and no cash borrowings were outstanding under our $80.0 million secured credit facility and the facility had $9.4 million of availability. We also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of September 30, 2021 under which $13.6 million had been issued as of that date.

Long-Term Leases

As of September 30, 2021, we operated 300 communities under long-term leases (234 operating leases and 66 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. We typically guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

For the three and nine months ended September 30, 2021, our cash lease payments for our operating leases were $51.1 million and $158.8 million, respectively and for our financing leases were $16.7 million and $49.2 million, respectively. For the twelve months ending September 30, 2022, we will be required to make $271.9 million of cash lease payments in connection with our existing operating and financing leases. Our capital expenditure plans for 2021 include required minimum spend of approximately $18 million for capital expenditures under certain of our community leases. Additionally, we are required to spend an average of approximately $26 million per year for each of the following four years and approximately $17 million thereafter under the initial lease terms of such leases.

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

As of September 30, 2021, we are in compliance with the financial covenants of our debt agreements and long-term leases.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the "Contractual Commitments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. There have been no material changes outside the ordinary course of business in our contractual commitments during the nine months ended September 30, 2021. As described above, on October 1, 2021, we issued $230.0 million principal amount of 2.00% convertible senior notes due 2026.

Off-Balance Sheet Arrangements

As of September 30, 2021, we do not have an interest in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, cash requirements, or capital resources. We own interests in certain unconsolidated ventures as described under Note 2 to the condensed consolidated financial statements. Except in limited circumstances, our risk of loss is limited to our investment in each venture.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP performance measure that we define as net income (loss) excluding: benefit/provision for income taxes, non-operating income/expense items, and depreciation and amortization; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, cost reduction, or organizational restructuring items that management does not consider as part of our underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include non-cash impairment charges, gain/loss on facility lease termination and modification, operating lease expense adjustment, amortization of deferred gain, change in future service obligation, non-cash stock-based compensation expense, and transaction and organizational restructuring costs. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$174,263	$(124,993)	$(17,644)	$126,084
Provision (benefit) for income taxes	15,279	14,884	15,239	7,560
Equity in (earnings) loss of unconsolidated ventures	1,474	293	(11,941)	863
Loss (gain) on debt modification and extinguishment, net	—	7,917	—	(11,107)
Loss (gain) on sale of assets, net	(288,375)	(2,209)	(289,408)	(374,019)
Other non-operating (income) loss	(571)	(948)	(5,163)	(4,598)
Interest expense	49,361	50,546	147,025	159,328
Interest income	(286)	(607)	(1,048)	(4,305)
Income (loss) from operations	(48,855)	(55,117)	(162,940)	(100,194)
Depreciation and amortization	84,560	87,821	252,042	271,713
Asset impairment	639	8,213	13,394	96,729
Operating lease expense adjustment	(6,273)	(117,322)	(16,263)	(132,276)
Non-cash stock-based compensation expense	3,568	6,136	12,878	18,212
Transaction and organizational restructuring costs	943	6,250	3,516	11,599
Adjusted EBITDA(1)	$34,582	$(64,019)	$102,627	$165,783

(1)     Adjusted EBITDA includes:
•$0.1 million and $12.1 million benefit for the three and nine months ended September 30, 2021, respectively, and $10.8 million and $37.5 million benefit for the three and nine months ended September 30, 2020 of government grants and credits recognized in other operating income
•$119.2 million one-time cash lease payment made to Ventas in connection with our lease restructuring transaction effective July 26, 2020 for the three and nine months ended September 30, 2020
•$100.0 million benefit for the nine months ended September 30, 2020 for the management agreement termination fee payment received from Healthpeak in connection with the sale of our ownership interest in the CCRC Venture

Adjusted Free Cash Flow

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net cash provided by (used in) operating activities	$7,200	$(77,169)	$(13,247)	$132,150
Net cash provided by (used in) investing activities	203,974	(48,554)	201,729	(343,964)
Net cash provided by (used in) financing activities	(19,177)	96,668	(75,731)	403,192
Net increase (decrease) in cash, cash equivalents, and restricted cash	$191,997	$(29,055)	$112,751	$191,378

Net cash provided by (used in) operating activities	$7,200	$(77,169)	$(13,247)	$132,150
Distributions from unconsolidated ventures from cumulative share of net earnings	(836)	(766)	(6,191)	(766)
Changes in prepaid insurance premiums financed with notes payable	(4,151)	(5,841)	4,634	5,823
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(11,551)	(3,131)	(27,057)	(13,640)
Non-development capital expenditures, net	(28,193)	(22,872)	(91,438)	(104,949)
Payment of financing lease obligations	(5,039)	(4,548)	(14,692)	(14,312)
Adjusted Free Cash Flow(1)	$(42,570)	$(114,327)	$(147,991)	$4,306

(1)     Adjusted Free Cash Flow includes transaction and organizational restructuring costs of $0.9 million and $3.5 million for the three and nine months ended September 30, 2021, respectively, and $6.3 million and $11.6 million for the three and nine months ended September 30, 2020, respectively. Additionally, Adjusted Free Cash Flow includes:
•$1.1 million and $3.3 million benefit for the three and nine months ended September 30, 2021, respectively, and $4.4 million and $38.6 million benefit for the three and nine months ended September 30, 2020, respectively, from Provider Relief Funds and other government grants and credits accepted or received
•$3.5 million and $17.8 million recoupment of accelerated/advanced Medicare payments for the three and nine months ended September 30, 2021, respectively
•$2.5 million and $87.5 million benefit from accelerated/advanced Medicare payments received for the three and nine months ended September 30, 2020, respectively
•$23.6 million and $50.1 million benefit from payroll taxes deferred for the three and nine months ended September 30, 2020, respectively
•$119.2 million one-time cash lease payment made to Ventas in connection with our lease restructuring transaction effective July 26, 2020 for the three and nine months ended September 30, 2020
•$100.0 million benefit for the nine months ended September 30, 2020 for the management agreement termination fee payment received from Healthpeak in connection with the sale of our ownership interest in the CCRC Venture

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of September 30, 2021, we had $2.4 billion of long-term fixed rate debt and $1.5 billion of long-term variable rate debt. As of September 30, 2021, our total fixed-rate debt and variable-rate debt outstanding had a weighted average interest rate of 3.6%.

In the normal course of business, we enter into certain interest rate cap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of September 30, 2021, $1.4 billion, or 35.6%, of our long-term debt is variable rate debt subject to interest rate cap agreements and $128.2 million, or 3.3%, of our long-term debt is variable rate debt not subject to any interest rate cap agreements. Our outstanding variable rate debt is indexed to LIBOR, and accordingly our annual interest expense related to variable rate debt is directly affected by movements in LIBOR. After consideration of hedging instruments currently in place, increases in LIBOR of 100, 200, and 500 basis points would have resulted in additional annual interest expense of $15.3 million, $30.7 million, and $64.7 million, respectively. Certain of our variable debt instruments include springing provisions that obligate us to acquire additional interest rate caps in the event that LIBOR increases above certain levels, and the implementation of those provisions would result in additional mitigation of interest costs.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 12 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

The following risk factor adds and modifies the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021.

The COVID-19 pandemic has adversely impacted, and likely will continue to adversely impact our business, results of operations, cash flow, liquidity, and stock price, and such impacts may be material.

The pandemic, including the response efforts of federal, state, and local government authorities, businesses, individuals and us, has adversely impacted our business, results of operations, cash flow, and liquidity, and we expect this to continue through at least 2022. We cannot predict with reasonable certainty the impacts that COVID-19, and variants thereof, ultimately will have on our business, results of operations, cash flow, liquidity, and stock price, and such impacts may be material and persist for some time. Further, our response efforts may continue to delay or negatively impact our strategic initiatives, including plans for future growth.

Due to the average age and prevalence of chronic medical conditions among our residents and patients, they generally are at disproportionately higher risk of hospitalization and adverse outcomes if they contract COVID-19. Upon confirmation of positive COVID-19 exposure at a community, we take actions intended to minimize further exposure, including associates’ adhering to personal protection protocols, isolating residents or finding placement in an alternate care setting to best address their care needs, and in some cases, restricting visitors and new resident admissions as necessary to comply with regulatory requirements or at the direction of state or local health authorities.

Seeking to prevent the introduction of COVID-19 into our communities, and to help control further exposure to infections within communities, in March 2020 we began restricting visitors at all our communities to essential healthcare personnel and certain compassionate care situations, screening associates and permitted visitors, suspending group outings, modifying communal dining and programming to comply with social distancing guidelines and, in most cases, implementing in-room only dining and activities programming, requesting that residents refrain from leaving the community unless medically necessary, and requiring new residents and residents returning from a hospital or nursing home to isolate in their apartment for fourteen days. These restrictions were in place across our portfolio for the three months ended June 30, 2020. We began easing restrictions on a community-by-community basis in July 2020 where regulatory requirements and guidance allowed. In July 2020, we completed baseline testing at all of our communities, and we have continued testing residents and associates at many of our communities. Further testing, whether undertaken proactively, as a result of regulatory requirements, or at the direction of state or local health authorities, may result in significant additional expense, additional temporary restrictions on move-ins at affected communities, continued need for isolating positive residents, increased use of personal protective equipment (“PPE”) by our associates, and increased employee-related costs.

The pandemic, including the related restrictions at our communities, significantly disrupted demand for senior living communities and the sales process, which typically includes in-person prospective resident visits within communities. During the third quarter of 2020, we returned to using in-person prospective resident visits for a majority of our communities; however, restrictions on move-ins escalated throughout the fourth quarter of 2020 due to the resurgence of the virus. At the end of the second, third, and fourth quarters of 2020, 86%, 98%, and 89% of our communities, respectively, were accepting new move-ins. As of July 31, 2021, all of our communities were open for visitors, new resident move-ins, and prospective residents. During the three months ended September 30, 2021, several of our communities experienced restrictions on visitors, new resident move-ins, and prospective residents, with a peak of such restrictions occurring in mid-September 2021. As of October 31, 2021, substantially all of our communities were open for visitors, new resident move-ins, and prospective residents. We may revert to more restrictive measures at our communities, including restrictions on visitors and move-ins, if the pandemic worsens, as necessary to comply with regulatory requirements, or the direction of state or local health authorities.

We believe potential residents and their families have been more cautious, or temporarily delayed their decision, regarding moving into senior living communities during the pandemic, including during the rise of the Delta variant, and such caution may persist for some time. In addition, expanded use of telemedicine and home healthcare by seniors, for which regulatory barriers have been relaxed during the pandemic, may result in less demand for our services. We cannot predict with reasonable certainty whether or when our occupancy will return to pre-COVID-19 levels or the extent to which the pandemic’s effect on occupancy may adversely affect the amount of resident fees we are able to collect from our residents.

The pandemic, including the related restrictions at our communities, began to adversely impact our occupancy and resident fee revenue significantly during March 2020, as new resident leads, visits (including virtual visits), and move-in activity declined significantly compared to typical levels. Our consolidated senior housing portfolio’s weighted average occupancy declined in each month of the pandemic through February 2021, from 82.7% in March 2020 to 69.4% in February 2021. Beginning in March 2021, we have achieved eight consecutive months of weighted average consolidated senior housing occupancy growth on a sequential basis. During the three months ended September 30, 2021, we believe the nationwide spread of the Delta variant caused some moderation in our sequential monthly occupancy growth rate. The extent to which our financial and operating results in the current and future periods may be affected by COVID-19, including the Delta variant, will largely depend on future developments, which are highly uncertain and cannot be accurately predicted at this time.

Compared to our pre-pandemic expectations for fiscal 2020, we estimate that the pandemic resulted in $76.4 million and $303.4 million of lost resident fee revenue for the three and nine months ended September 30, 2021, respectively. Estimated lost resident fee revenue includes $76.4 million and $252.4 million in our consolidated senior housing portfolio for the three and nine months ended September 30, 2021, respectively, and $51.0 million in our Health Care Services segment for the nine months ended September 30, 2021. On a cumulative basis through September 30, 2021, we estimate that the pandemic has resulted in approximately $584.5 million of lost resident fee revenue, including $480.9 million in our consolidated senior housing portfolio. Further deterioration of our resident fee revenue may result from lower move-in activity and the resident attrition inherent in our business, which may increase due to the impacts of COVID-19.

For the three and nine months ended September 30, 2021, we recognized $7.2 million and $44.3 million, respectively, of facility operating expense for incremental direct costs to respond to the pandemic, including costs for: acquisition of PPE, medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers compensation, and health plan expense; increased expense for general liability claims; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. On a cumulative basis through September 30, 2021, we have incurred $169.8 million of pandemic related facility operating expense since the beginning of fiscal 2020. We are not able to reasonably predict the total amount of costs we will incur related to the pandemic, and such costs may continue to be substantial. We have taken, and may take in future periods, significant impairment charges related to COVID-19 due to lower than expected operating performance at communities with impaired assets. For the year ended December 31, 2020, we recorded $105.6 million of non-cash impairment charges in our operating results for our operating lease right-of-use assets and property, plant and equipment and leasehold intangibles, primarily due to the COVID-19 pandemic and lower than expected operating performance at communities with impaired assets. For the three and nine months ended September 30, 2021, we recorded $0.6 million and $13.4 million, respectively, of such non-cash impairment charges.

We continue to seek opportunities to enhance and preserve our liquidity, including through maintaining expense discipline, continuing to evaluate our financing structure and the state of debt markets, and seeking further government-sponsored financial relief related to the COVID-19 pandemic. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief. Grants received from the Provider Relief Fund are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for healthcare related expenses or lost revenues that are attributable to COVID-19 and have not been reimbursed from other sources or that other sources are not obligated to reimburse. We cannot provide assurance that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by HHS. The program requires us to report to HHS on our use of the grants, and our reporting is subject to audit. Additionally, there can be no assurance that we will qualify for, or receive, future grants in the amount we expect or at all or the timing of any such grants.

The pandemic has also caused substantial volatility in the market prices and trading volumes in the equity markets, including our stock. Our stock price and trading volume may continue to be subject to wide fluctuations as a result of the pandemic, and may decline in the future.

The ultimate impacts of COVID-19 on our business, results of operations, cash flow, liquidity, and stock price will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease, including the Delta variant; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for, and satisfy the terms and conditions of, financial relief; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, and other expenses; potentially greater associate attrition and use of contract labor due to our associate vaccine mandate; the impact of COVID-19 on our ability to complete financings and refinancings of various assets or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements, including unfunded, mandatory testing; increased enforcement actions resulting from COVID-19; government action that may limit our collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended September 30, 2021 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
7/1/2021 - 7/31/2021	29,168	$8.16	—	$44,026
8/1/2021 - 8/31/2021	14,067	6.39	—	44,026
9/1/2021 - 9/30/2021	—	—	—	44,026
Total	43,235	$7.58	—

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
(2)On November 1, 2016, we announced that our Board of Directors had approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of September 30, 2021, $44.0 million remained available under the repurchase program.

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
4.3
Indenture, dated as of October 1, 2021, by and among the Company and American Stock Transfer & Trust Company, LLC, as trustee, governing the 2.00% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2021 (File No. 001-32641)).

4.4	Form of 2.00% Convertible Senior Notes due 2026 (included in Exhibit 4.3).
10.1
Amendment No. 2 dated effective July 12, 2021 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 (File No. 001-32641)).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101).
*	Schedules and exhibits have been omitted pursuant to Item 601 of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Steven E. Swain
Name:	Steven E. Swain
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 5, 2021