Form 10-K
period 2021-12-31
Brookdale Senior Living Inc.
filed 2022-02-15
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32641

BROOKDALE SENIOR LIVING INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3068069
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

111 Westwood Place,	Suite 400,	Brentwood,	Tennessee	37027
(Address of principal executive offices)				(Zip Code)

Registrant's telephone number including area code	(615)	221-2250

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	BKD	New York Stock Exchange
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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter was approximately $1.5 billion. The market value calculation was determined using a per share price of $7.90, the price at which the registrant's common stock was last sold on the New York Stock Exchange on such date.

As of February 11, 2022, 185,580,549 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted stock and restricted stock units).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," or other similar words or expressions. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the impacts of the COVID-19 pandemic, including the response efforts of federal, state, and local government authorities, businesses, individuals, and us on our business, results of operations, cash flow, revenue, expenses, liquidity, and our strategic initiatives, including plans for future growth, which will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease, the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets, the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups, government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief, perceptions regarding the safety of senior living communities during and after the pandemic, changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand, the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19, changes in the acuity levels of our new residents, the disproportionate impact of COVID-19 on seniors generally and those residing in our communities, the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan, and other expenses, potentially greater use of contract labor and overtime due to COVID-19 and general labor market conditions, the impact of COVID-19 on our ability to complete financings and refinancings of various assets, or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents, increased regulatory requirements, including the costs of unfunded, mandatory testing of residents and associates and provision of test kits to our health plan participants, increased enforcement actions resulting from COVID-19, government action that may limit our collection or discharge efforts for delinquent accounts, and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts; events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the effects of senior housing construction and development, lower industry occupancy (including due to the pandemic), and increased competition; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease, including due to the pandemic; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment, and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; limits on our ability to use net operating loss carryovers to reduce future tax payments; delays in obtaining regulatory approvals; disruptions in the financial markets or decreases in the appraised values or performance of our communities that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; our ability to generate sufficient cash flow to cover required interest, principal, and long-term lease payments and to fund our planned capital projects; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the effect of our indebtedness and long-term leases on our liquidity and our ability to operate our business; increases in market interest rates that increase the costs of our debt obligations; our ability to obtain additional capital on terms acceptable to us; departures of key officers and potential disruption caused by changes in management; increased competition for, or a shortage of, associates (including due to the pandemic or general labor market conditions), wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us, including class action and stockholder derivative complaints; the cost and difficulty of complying with increasing and evolving regulation; costs to respond to, and adverse determinations resulting from, government reviews, audits and investigations; changes in, or our failure to comply with, employment-related laws and regulations; unanticipated costs to comply with legislative or regulatory developments; the risks associated with current global economic conditions and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits, and insurance, interest rates, and tax rates; the impact of seasonal contagious illness or an outbreak of COVID-19 or other contagious disease in the markets in which we operate; actions of activist stockholders, including a proxy contest; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Annual Report on Form 10-K. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

PART I

Item 1.    Business

Unless otherwise specified, references to "Brookdale," "we," "us," "our," or "the Company" in this Annual Report on Form 10-K mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Our Business

We are the nation's premier operator of senior living communities, operating and managing 679 communities in 41 states as of December 31, 2021, with the ability to serve more than 60,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs").

Our senior living communities and our comprehensive network help to provide seniors with care and services in an environment that feels like home. Our expertise in healthcare, hospitality, and real estate provides residents with opportunities to improve wellness, pursue passions, and stay connected with friends and loved ones. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to age-in-place, which we believe enables them to maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to residents' families who are concerned with care decisions for their elderly relatives.

Strategy

Our goal is to be the first choice in senior living by being the nation's most trusted and effective senior living provider and employer. Brookdale continues to be driven by its mission—to enrich the lives of those we serve with compassion, respect, excellence, and integrity. During this pandemic recovery phase, we have continued to focus on the health and wellbeing of our residents and associates and "Winning the Recovery, Faster" by providing high quality care and personalized service. We believe successful execution on this strategy provides the best opportunity to create attractive long-term stockholder value. During this recovery phase, we are focused on priorities that will position us for growth and take advantage of positive trends in demographics, customer preferences, and lower new supply in the industry. Our key strategic priorities are as follows.

•Attract, engage, develop, and retain the best associates. Brookdale’s culture is based on servant leadership. We believe engaged associates lead to an enhanced resident experience, higher retention, and ultimately improved operations that drives accelerated growth. Through this strategic priority, we intend to diversify and optimize our recruiting plans and enhance our already compelling value proposition for our associates in the areas of compensation, leadership, career growth, and meaningful work.

•Get every available room in service at the best profitable rate. We believe that we provide highly valuable services to seniors, and we continue to strive to expand the number of seniors we serve through increasing our occupancy levels, while remaining focused on driving rate and improving margin. With this strategic priority, we intend to ensure all communities are appropriately priced within their market. Through our targeted sales and marketing efforts, we plan to drive increased move-ins through enhanced outreach with impactful points of differentiation based on quality, a portfolio of choices, and personalized service delivered by caring and engaged associates.

•Earn resident and family trust and satisfaction by providing valued high quality care and personalized service. We believe that earning the trust of our residents and their families will allow us to build relationships that create passionate advocates and generate referrals. We intend to create a consistent high quality experience for residents, including through the implementation and execution of our high quality clinical, operational, and resident engagement programs. We are a learning organization that uses multiple tools to obtain feedback from residents, their families, and our associates to improve our services to meet the changing needs of residents.

The above three priorities are intended to provide long-term returns to our stockholders by focusing on growing RevPAR, Adjusted EBITDA, and cash flow.

Strategic innovation also continues to be an important factor for our long-term growth. We are piloting programs in several areas and, in the future, plan to roll out initiatives to further accelerate our growth. We plan to explore additional products and services that we may offer to our residents or to seniors living outside of our communities and, where opportunities arise, pursue development, investment, and acquisition opportunities.

•Enhance Healthcare and Wellness. Our vision is to enable those we serve to live well by offering our residents a high-quality healthcare and wellness platform. We believe Brookdale is uniquely positioned to be a key participant and partner in the value-based healthcare ecosystem. Our initiatives include piloting redesigned delivery of clinical care within assisted living communities and embedding technology-enabled care management capabilities, in order to better align our communities with payors, providers, and healthcare systems. We are also piloting the expansion of our private duty services business to serve those living outside of our communities. We believe the successful execution of these initiatives will improve resident health and wellbeing and drive incremental revenue by increasing move-ins and extending residents' average length of stay resulting in increased occupancy.

•Drive Innovation and Leverage Technology. We are engaged in a variety of innovation initiatives and over time plan to pilot and test new ideas, technologies, and operating models in order to enhance our residents' engagement and experience, improve outcomes, and increase average length of stay and occupancy. With our technology platform, we also expect to identify solutions to reduce complexity, increase productivity, lower costs, and increase our ability to collaborate with third parties.

•Grow and Improve Our Senior Living Portfolio. As we emerge from the pandemic, we intend to (i) expand our footprint and services in core markets where we have, or can achieve, a clear leadership position, (ii) execute an ongoing capital recycling program through acquiring leased communities and exiting non-strategic or underperforming owned assets or leases when possible, and (iii) pivot back to portfolio growth through targeted development, investment, and acquisition opportunities. We will also continue to invest in our development capital expenditures program through which we expand, renovate, reposition, and redevelop selected existing senior living communities where economically advantageous.

We believe that our successful execution on these strategic priorities and our longer-term growth plans will allow us to achieve our goal to be the first choice in senior living by being the nation’s most trusted and effective senior living provider and employer.

Recent Developments

COVID-19 Pandemic Update

The COVID-19 pandemic significantly disrupted the senior living industry and our business beginning in March 2020. We expect the impact of this disruption to continue into 2023. The health and wellbeing of our residents and associates has been and continues to be our highest priority. Due to the average age and prevalence of chronic medical conditions among our residents, they generally are at disproportionately higher risk of becoming severely ill from COVID-19. By staying up to date with COVID-19 vaccines, our residents can generally mitigate their risk of becoming severely ill from COVID-19 infection. Since COVID-19 vaccines received emergency use authorization, we have worked diligently to ensure our residents have access to vaccines, including completing at least three initial vaccine clinics and at least one booster vaccine clinic for all of our communities. As of January 31, 2022, our resident vaccine acceptance rate was above 95%.

Community Response. Our COVID-19 response efforts center on infection prevention and control protocols, including following requirements and guidance of federal, state, and local governments and agencies, including the U.S. Centers for Disease Control and Prevention ("CDC") and U.S. Centers for Medicare & Medicaid Services ("CMS"). We have enhanced and reinforced training our associates in such protocols and continue to actively monitor government requirements and guidance and adapt our policies, procedures, and response efforts when applicable. Upon confirmation of positive COVID-19 exposure at a community, we take actions intended to minimize further exposure, including enhanced personal protection protocols, temporarily isolating residents or finding placement in an alternate care setting to best address their care needs, and in some cases, restricting new resident admissions as directed by authorities having jurisdiction.

We may also restrict visitors at our communities, screen associates and permitted visitors, suspend group outings or programming, and modify communal dining as necessary to comply with regulatory requirements or at the direction of authorities having jurisdiction. At the onset of the pandemic, substantial restrictions at our communities were in place across our portfolio. We began easing restrictions on a community-by-community basis in July 2020 where regulatory requirements and guidance allowed. As of December 31, 2020, 89% of our communities were open for new resident move-ins.

During 2021, various communities experienced restrictions on new resident move-ins, with a peak of such restrictions occurring in September 2021. As of January 31, 2022, substantially all of our communities were open for new resident move-ins. We may revert to more restrictive measures at our communities, including restrictions on visitors and move-ins, if the pandemic worsens, as a result of infections at a community, as necessary to comply with regulatory requirements, or at the direction of authorities having jurisdiction.

Vaccine Update. In December 2020, the U.S. Food and Drug Administration ("FDA") authorized COVID-19 vaccines for emergency use, and we initiated our first vaccine clinic a week after such authorization. By April 9, 2021, we facilitated at least three rounds of COVID-19 vaccine clinics at all of our communities through the Pharmacy Partnership for Long-Term Care Program offered through the CDC. As of January 31, 2022, our resident vaccine acceptance rate was above 95%. By November 2021, the CDC recommended that all adults receive a vaccine booster dose. We have completed at least one booster vaccine clinic for all of our communities. In the second half of 2021, we adopted a policy requiring our associates to be vaccinated against COVID-19, subject to certain exceptions necessary to comply with applicable federal, state, and local laws.

Rebuilding Occupancy. We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic. From March 2020 through February 2021, we lost 1,330 basis points of weighted average consolidated senior housing occupancy. In 2021, we achieved ten consecutive months of weighted average consolidated senior housing occupancy growth on a sequential basis. During the latter half of 2021, we believe the nationwide spread of the COVID-19 Delta variant caused some moderation in our sequential monthly occupancy growth rate as some potential residents and their families were more cautious, or temporarily delayed their decision regarding moving into senior living communities in certain areas as the Delta variant spread. According to data from the National Investment Center for the Seniors Housing & Care Industry ("NIC"), senior housing occupancy increased 220 basis points from the first quarter to the fourth quarter of 2021 for stabilized portfolios. Our weighted average consolidated senior housing occupancy increased 390 basis points during such period. The table below sets forth our consolidated occupancy trend during the pandemic.

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021
Weighted average	83.2%	78.7%	75.3%	72.7%	69.6%	70.5%	72.5%	73.5%
Quarter end	82.2%	77.8%	75.0%	71.5%	70.6%	72.6%	74.2%	74.5%

	Jan 2021	Feb 2021	Mar 2021	Apr 2021	May 2021	Jun 2021	Jul 2021	Aug 2021	Sep 2021	Oct 2021	Nov 2021	Dec 2021	Jan 2022
Weighted average	70.0%	69.4%	69.4%	69.9%	70.5%	71.2%	72.0%	72.5%	73.0%	73.3%	73.5%	73.6%	73.4%
Month end	70.4%	70.1%	70.6%	71.1%	71.6%	72.6%	73.3%	73.7%	74.2%	74.5%	74.3%	74.5%	74.2%

We began to experience our typical seasonality pattern in January 2022. We cannot predict with reasonable certainty when our occupancy will return to pre-COVID-19 pandemic levels.

Revenue and Expense Impacts. In the aggregate, for the years ended December 31, 2021 and 2020, and compared to our pre-pandemic expectations for 2020, we estimate the pandemic has resulted in $660.1 million of lost resident fee revenue, including $556.5 million in our consolidated senior housing portfolio. Estimated lost resident fee revenue for 2021 includes $328.0 million in our consolidated senior housing portfolio and $51.0 million in our former Health Care Services segment.

In the aggregate, for the years ended December 31, 2021 and 2020, we have incurred $173.2 million of facility operating expense for incremental direct costs to respond to the pandemic, including $47.7 million for the year ended December 31, 2021. The direct costs include those for: acquisition of additional personal protective equipment ("PPE"), medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers compensation, and health plan expense; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. For the years ended December 31, 2021 and 2020, we recorded $23.0 million and $105.6 million, respectively, of non-cash impairment charges in our operating results for our operating lease right-of-use assets and property, plant and equipment and leasehold intangibles, primarily due to the COVID-19 pandemic and lower than expected operating performance at certain communities.

Financial Relief. The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), signed into law on March 27, 2020, and Paycheck Protection Program and Health Care Enhancement Act, signed into law on April 24, 2020, provide liquidity and financial relief to certain businesses, among other things. Certain impacts of such programs are provided below.

•During the years ended December 31, 2021 and 2020, we accepted $0.8 million and $109.8 million, respectively, of cash from grants from the Public Health and Social Services Emergency Fund ("Provider Relief Fund") administered by U.S. Department of Health and Human Services ("HHS"), under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. During the three months ended December 31, 2021, we applied for the Phase 4 general distribution from the Provider Relief Fund. We expect to receive the Phase 4 general distribution during the first half of 2022. We intend to pursue any additional funding that may become available. There can be no assurance that we will qualify for, or receive, such future grants in the amount we expect, that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by HHS, or that future funding programs will be made available for which we qualify.

•During the year ended December 31, 2020, we received $87.5 million under the Accelerated and Advance Payment Program administered by CMS, $75.2 million of which related to our former Health Care Services segment and $12.3 million of which related to our CCRCs segment. Recoupment of advanced payments began one year after payments were issued at a rate of 25% of Medicare payments for the first eleven months following the anniversary of issuance and at a rate of 50% of Medicare payments for the next six months. Any outstanding balance of advanced payments will be due following such recoupment period. During the year ended December 31, 2021, $20.8 million of the advanced payments were recouped. Pursuant to the sale of 80% of our equity in our Health Care Services segment, $63.6 million of such obligations related to our former Health Care Services segment were retained by the unconsolidated HCS Venture (as defined below). As of December 31, 2021, the outstanding balance of advanced payments related to our CCRCs segment was $3.1 million, for which we expect recoupment during 2022.

•During the year ended December 31, 2020, we deferred payment of $72.7 million of the employer portion of social security payroll taxes incurred from March 27, 2020 through December 31, 2020 pursuant to the CARES Act. Pursuant to the sale of 80% of our equity in our Health Care Services segment, $9.6 million of such obligations related to our former Health Care Services segment were retained by the unconsolidated HCS Venture. In December 2021, we paid $31.6 million of the retained deferred amount and the remaining deferred amount of $31.6 million is due December 31, 2022.

•We were eligible to claim the employee retention credit for certain of our associates under the CARES Act. The credit for 2020 was available to employers that fully or partially suspended operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19, and was equal to 50% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $5,000 per employee. During the year ended December 31, 2021, we recognized $9.9 million of employee retention credits on wages paid from March 12, 2020 to December 31, 2020 within other operating income, for which we have received $3.4 million in cash as of December 31, 2021. The credit was modified and extended by subsequent legislation for wages paid from January 1, 2021 through December 31, 2021, and we are assessing our eligibility to claim such credit. There can be no assurance that we will qualify for, or receive, credits in the amount or on the timing we expect.

In addition to the grants described above, during the years ended December 31, 2021 and 2020, we received and recognized $1.7 million and $5.9 million, respectively, of other operating income from grants from other government sources.

We cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on our business, results of operations, cash flow, and liquidity, and our response efforts may continue to delay or negatively impact our strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan, and other expenses; potentially greater use of contract labor and overtime due to COVID-19 and general labor market conditions; the impact of COVID-19 on our ability to complete financings and refinancings of various assets or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements, including the costs of unfunded, mandatory testing of residents and associates and provision of test kits to our health plan participants; increased enforcement actions resulting from COVID-19; government action that may limit our collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.

Community Labor

We continue to experience pressures associated with the intensely competitive labor environment, which during 2021 included increased associate turnover, difficulty in timely filling open positions, and increasing wages. Continued increased competition for, or a shortage of, nurses or other associates, including due to the COVID-19 pandemic, general labor market conditions, low levels of unemployment, or general inflationary pressures, have required and may require that we enhance our pay and benefits package to compete effectively for such associates. We have increased our recruiting efforts to fill open positions, reviewed wage rates in all of our markets, made appropriate adjustments, and will monitor to remain competitive. We seek to ensure that our communities are staffed with full and part-time associates and our use of more expensive contract labor and overtime has increased to cover open positions. Third-party staffing agencies from which we source contract labor have increased the rates they charge which has resulted in increases in the cost of contract labor. Our labor expense in our same community portfolio increased 2.6% in 2021 from 2020, and we expect that our same community labor expense will grow at a higher percentage in 2022 compared to 2021 as a result of an increase in our labor costs near the end of 2021, merit and market wage rate adjustments, and an anticipated increase in hours worked as our occupancy levels grow. As we fill more full and part-time positions, we expect to use less contract labor and overtime.

Resident Fee Rates

The rates charged at communities are highly dependent on local market conditions and the competitive environment in which the communities operate. Substantially all of our private pay senior housing residency agreements allow for adjustments in the monthly rate payable on 90 or fewer days’ notice which enables us to seek increases in monthly rates due to inflation or other factors. Increases for level of care changes or additional services are typically allowed immediately upon notice of the change. Generally, we have increased our monthly rates, including rates for care and other services, for private pay residents on an annual basis beginning January 1 each year. We have recently made the annual rate adjustment for our in-place private pay residents, which was higher than our typical annual rate adjustment. Such adjustment reflects our increased costs associated with additional efforts to serve and care for our residents during the pandemic, the current inflationary environment, and the intensely competitive labor environment. The rate adjustment could result in a decrease in occupancy in our communities, and any use of promotional or other discounting would offset a portion of such rate adjustments in our RevPAR and RevPOR results. In addition, the rate adjustment may not be sufficient to offset our increased costs.

Liquidity

During 2021, we received net cash proceeds of $347.6 million pursuant to the sale of 80% of our equity in our Health Care Services segment and the resulting HCS Venture's subsequent sale of certain agencies to LHC Group Inc. On October 1, 2021, we issued $230.0 million principal amount of 2.00% convertible senior notes due 2026. We received net proceeds of $224.3 million at closing after the deduction of the initial purchasers’ discount. We used $15.9 million of the net proceeds to pay the cost of capped call transactions entered into in connection with the issuance, which are expected generally to reduce or offset potential dilution to holders of our common stock. During the three months ended December 31, 2021, we repaid a $45.0 million note payable and $284.4 million of mortgage debt, including $143.0 million of mortgage debt on 11 communities for which we obtained $100.0 million of debt secured by non-recourse first mortgages. Such repayments represented substantially all of our remaining 2022 maturities. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" for more information about the transactions.

As of December 31, 2021, our total liquidity was $536.8 million, consisting of $347.0 million of unrestricted cash and cash equivalents, $182.4 million of marketable securities, and $7.4 million of availability on our secured credit facility. We continue to seek opportunities to preserve and enhance our liquidity, including through increasing our RevPAR, maintaining expense discipline, continuing to evaluate our financing structure and the state of debt markets, monetizing non-strategic or underperforming owned assets, and seeking further government-sponsored financial relief related to the pandemic. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief.

Transaction Activity

Sale of Health Care Services

On July 1, 2021, we completed the sale of 80% of our equity in our Health Care Services segment to affiliates of HCA Healthcare, Inc. ("HCA Healthcare") for a purchase price of $400.0 million in cash, subject to certain adjustments set forth in the Securities Purchase Agreement (the "Purchase Agreement") dated February 24, 2021, including a reduction for the remaining outstanding balance as of the closing of Medicare advance payments and deferred payroll tax payments related to the Health Care Services segment (the "HCS Sale"). We received net cash proceeds of $312.6 million, including $305.8 million at closing on July 1, 2021 and $6.8 million upon completion of the post-closing net working capital adjustment in October 2021. The Purchase Agreement also contained certain agreed upon indemnities for the benefit of the purchaser. At closing of the transaction, we retained a 20% equity interest in the venture with HCA Healthcare ("HCS Venture").

The results and financial position of the Health Care Services segment were deconsolidated from our consolidated financial statements as of July 1, 2021 and our 20% equity interest in the HCS Venture is accounted for under the equity method of accounting subsequent to that date. As of July 1, 2021, we recognized a $100.0 million asset within investment in unconsolidated ventures on our consolidated balance sheet for the estimated fair value of our retained 20% noncontrolling interest in the HCS Venture. We recognized a $286.5 million gain on sale, net of transaction costs, within our consolidated statement of operations for the year ended December 31, 2021 for the HCS Sale. Refer to Note 21 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for selected financial data for the Health Care Services segment through June 30, 2021.

On November 1, 2021, the HCS Venture sold certain home health, hospice, and outpatient therapy agencies in areas not served by HCA Healthcare to LHC Group Inc. Upon the completion of the sale, we received $35.0 million of cash distributions from the HCS Venture from the net sale proceeds, which decreased our investment in unconsolidated ventures. We continue to own a 20% equity interest in the remaining HCS Venture, which continues to operate home health, hospice, and outpatient therapy agencies in areas served by HCA Healthcare.

Community Transactions

During 2021, we continued execution on our ongoing capital recycling program through which we have exited non-strategic or underperforming owned assets or leases. Such activities during 2021 included the sale of three owned communities and the termination of triple-net lease obligations on two communities. Additionally, we have reduced our management of communities on behalf of former unconsolidated ventures and third parties, representing a net reduction of 42 managed communities during the year. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about the transactions.

As of December 31, 2021, we owned 347 communities, representing a majority of our consolidated community portfolio, leased 299 communities, and managed 33 communities.

During the year ended December 31, 2022, we expect to close on the disposition of two owned unencumbered communities classified as held for sale as of December 31, 2021 and the termination of our lease obligations on two communities for which we have provided notice of non-renewal. The closings of the various pending and expected transactions are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

The Senior Living Industry

The senior living industry has undergone dramatic growth in the past several decades, marked by the emergence of assisted living communities in the mid-1990s, and it remains highly fragmented with numerous local and regional operators. According to data from NIC, there were approximately 2,500 local and regional senior housing operators as of December 31, 2021, of which more than 90% operated five or fewer communities. We are one of a limited number of large operators that provide a broad range of community locations and service level offerings at varying price levels.

The industry has attracted additional investment in the last decade resulting in increased construction and development of new senior housing supply. New community openings have subjected the senior housing industry to oversupply and increased competitive pressures. Data from NIC shows that industry occupancy began to decrease starting in 2016 as a result of new openings and oversupply. During and since 2016, we have experienced an elevated rate of competitive new openings, with significant new competition opening in many markets, which has adversely affected our occupancy, revenues, results of operations, and cash flow. In 2020 and 2021, competitive new openings remained elevated, but declined significantly from the peak in 2017.

Beginning in early 2020, the COVID-19 pandemic resulted in additional occupancy pressure for our industry. NIC data shows that senior housing occupancy decreased for four consecutive quarters between March 31, 2020 and March 31, 2021, with nearly all markets falling to record low occupancy by the first quarter of 2021. We cannot predict with reasonable certainty when demand for senior living communities will return to pre-COVID-19 levels or the extent to which the pandemic’s effect on demand may adversely affect the amount of resident fees we are able to collect from our residents.

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

Competition

The senior living industry is highly competitive. We compete with numerous organizations, including not-for-profit entities, that offer similar communities and services, community-based service programs, retirement communities, convalescent centers, and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living, assisted living, and memory care sectors of the senior living industry are not substantial. Consequently, we may encounter competition that could limit our ability to attract and retain residents and associates, raise or maintain resident fees, and expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations, and cash flows. Due to the industry's low occupancy levels, certain competitors may price aggressively in order to capture market share. Our major publicly-traded senior housing competitors are AlerisLife Inc. (f/k/a Five Star Senior Living, Inc.) and Sonida Senior Living Corporation (f/k/a Capital Senior Living Corporation). Our major private senior housing competitors include Life Care Services, LLC, Atria Senior Living Inc., Sunrise Senior Living, LLC, Erikson Senior Living, and Senior Lifestyle Corp., and multiple regional providers with large localized market presence, as well as a large number of not-for-profit entities.

Over the long term we plan to evaluate and, where opportunities arise, pursue development, investment, and acquisition opportunities. The market for acquiring and/or operating senior living communities is highly competitive, and some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. In addition, several publicly-traded and non-traded real estate investment trusts ("REITs") and private equity firms have similar objectives as we do, along with greater financial resources and/or lower costs of capital than we are able to obtain. Partially as a result of tax law changes enacted through REIT Investment Diversification and Empowerment Act ("RIDEA"), we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties, the largest of which are Ventas, Inc. ("Ventas") and Welltower Inc. ("Welltower").

Our History

Brookdale Senior Living Inc. was formed as a Delaware corporation in June 2005 for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc. and Alterra Healthcare Corporation, which had been operating independently since 1986 and 1981, respectively. On November 22, 2005, we completed our initial public offering of common stock, and on July 25, 2006, we acquired American Retirement Corporation, another leading senior living provider that had been operating independently since 1978. On September 1, 2011, we completed the acquisition of Horizon Bay, which was the then-ninth largest operator of senior living communities in the United States. On July 31, 2014, we completed our acquisition of Emeritus Corporation through a merger, which was the then-second largest operator of senior living communities in the United States. Since our acquisition of Emeritus, we have disposed of over 350 communities through sales of owned communities and terminations of triple-net lease obligations, and exited substantially all of our senior living unconsolidated venture arrangements. On July 1, 2021, we completed the sale of 80% of our equity in our Health Care Services segment to HCA Healthcare and retained a 20% equity interest in the HCS Venture.

Segments

As of December 31, 2021, we had three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy, and allocating capital resources. On July 1, 2021, we sold 80% of our equity in the Health Care Services segment. For periods beginning July 1, 2021, the results and financial position of the Health Care Services segment were deconsolidated from our consolidated financial statements and our 20% equity interest in the Health Care Services venture is accounted for under the equity method of accounting. As of December 31, 2021, our Management Services operating segment is no longer identified as a reportable segment as a result of the reduction in the number of communities we manage. Management services operations are reported within the All Other category.

Communities that we own or lease are included in the Independent Living, Assisted Living and Memory Care, or CCRCs segment, as applicable. The home health, hospice, and outpatient therapy services provided to our residents and seniors living outside of our communities were included in the Health Care Services segment prior to July 1, 2021, while skilled nursing and inpatient healthcare services provided in our skilled nursing units are included in the CCRCs segment. Communities that we manage on behalf of others are included in the All Other category. The table below shows the number of communities and units within each of our senior housing segments and the All Other category as of December 31, 2021.

	Communities	Units	% of Total Units	Average Number of Units per Community
Independent Living	68	12,567	21.9%	185
Assisted Living and Memory Care	559	34,816	60.6%	62
CCRCs	19	5,202	9.1%	274
All Other	33	4,824	8.4%	146
Total	679	57,409	100.0%	85

For the year ended December 31, 2021, we generated 86.8% of our resident fee revenue from private pay customers, 10.3% from government reimbursement programs (primarily Medicare) and 2.9% from other payor sources. Our sale of 80% of our equity in our Health Care Services segment to HCA Healthcare on July 1, 2021 reduced our reliance on government reimbursement programs. Reimbursements from Medicare and Medicaid represented 5.4% of our consolidated senior housing segments' resident fee revenue for the year ended December 31, 2021. Approximately 93.2% of resident fee revenue was derived from our senior housing segments, of which 54.4% of our resident fee revenue was generated from owned communities and 38.8% was generated from leased communities. Our former Health Care Services segment generated 6.8% of resident fee revenue. The table below shows the percentage of our resident fee and management fee revenue attributable to each of our segments for the year ended December 31, 2021.

(in thousands)	Resident Fee and Management Fee Revenue	% of Total
Independent Living	$475,538	18.5%
Assisted Living and Memory Care	1,589,721	62.0%
CCRCs	304,425	11.9%
Health Care Services	174,164	6.8%
All Other	20,598	0.8%
Total resident fee and management fee revenue	$2,564,446	100.0%

Further operating results and financial metrics from our three reportable segments are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 21 to our consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

Our Community Offerings

We offer a variety of senior living communities in locations across the United States. We operate and manage independent living, assisted living, and memory care communities, and CCRCs. The majority of our units are organized in campus-like settings or stand-alone communities offering multiple service levels.

Independent Living Communities

Our independent living communities are primarily designed for middle to upper income seniors who desire to live in a residential setting that feels like home, without the efforts of ownership. Some of our independent living residents choose to relocate to a community in a metropolitan area that is closer to their adult children. The majority of our independent living communities consist of both independent and assisted living units in a single community, which allows residents to age-in-place by providing them with a broad continuum of senior independent and assisted living services to accommodate their changing needs. While the number varies depending upon the particular community, as of December 31, 2021 approximately 80% of all of the units at our independent living communities were independent living units, with the balance of the units operating as licensed assisted living and memory care units.

Our independent living communities are generally large multi-story buildings with extensive common areas and amenities to support the lifestyle preferences of more independent seniors. Residents may choose from studio, one-bedroom, and two-bedroom units, depending upon the specific community. Each independent living community provides residents with basic services such as dining service options, 24-hour emergency response, housekeeping, education and wellness programs, and recreational activities. Most of these communities also offer custom tailored concierge and personal assistance/private duty services at an additional charge, which may include medication reminders, daily check-in, transportation, shopping, escort, and companion services.

In addition to the basic services, our independent living communities that include assisted living also provide residents with personal care and convenience service options to provide assistance with activities of daily living ("ADLs"). The levels of care provided to residents vary from community to community depending, among other things, upon the licensing requirements and healthcare regulations of the state in which the community is located.

Residents in our independent living communities are able to maintain their residency for an extended period of time due to the range of service options available (not including skilled nursing). Residents with cognitive or physical frailties and higher level service needs can often be accommodated with supplemental services in their own units or, in certain communities, are cared for in a more structured and supervised environment on a separate wing or floor. These communities also generally have dedicated assisted living associates and separate assisted living dining rooms and activity areas.

Assisted Living and Memory Care Communities

Our assisted living and memory care communities offer housing and 24-hour assistance with ADLs for our residents. Residents typically enter an assisted living or memory care community due to a relatively immediate need for services that may have been triggered by a medical event. Our assisted living and memory care communities include both freestanding, multi-story communities with more than 50 units, as well as smaller, freestanding, single story communities. Although building layouts will vary depending on specific location, the community may include (i) private studio, one-bedroom, and one-bedroom deluxe apartments, or (ii) individual rooms for one or two residents in wings or "neighborhoods" scaled to a single-family home, that would include a living room, dining room, patio or enclosed porch, laundry room, and personal care area, as well as a caregiver work station.

We also provide memory care services at freestanding memory care communities that are specifically designed for residents with dementia, including Alzheimer's disease and other forms of cognitive impairment. Our freestanding memory care communities average 39 units and some are part of a campus-like setting which includes a freestanding assisted living community. As of December 31, 2021, we provide memory care services at 341 of our communities, aggregating 9,065 memory care units across our segments. These communities include 109 freestanding memory care communities with 4,249 units included in our Assisted Living and Memory Care segment.

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

CCRCs

Our CCRCs are large communities that offer a variety of living arrangements and services to accommodate a broad spectrum of physical ability and healthcare needs. Most of our CCRCs have independent living, assisted living, memory care, and skilled nursing available on one campus or within the immediate area. Our CCRC residents are generally seniors seeking a community offering a broad continuum of care enabling them to age-in-place. Generally, these residents will initially enter the community as independent living residents and may, at a later time, advance into an assisted living, memory care, or skilled nursing area as their needs change. Residents can also enter the CCRC communities directly into assisted living, memory care, or skilled nursing and, in some cases, may enter via the skilled nursing product line following an acute event and subsequently transfer from the skilled nursing unit to one of the other on-campus service lines.

Management Services

As of December 31, 2021, we managed a total of 33 communities (4,824 units) on behalf of others, which represented approximately 8% of our senior housing capacity. Under our management arrangements, we receive management fees, which are generally determined by an agreed upon percentage of gross revenues (as defined in the management arrangement), as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners. Generally either party to our management arrangements may terminate upon the occurrence of an event of default caused by the other party, generally subject to cure rights. Several long-term agreements also provide for early termination rights of the owner which may in some cases require an early termination fee.

Competitive Strengths

We believe our nationwide network of senior living communities is well positioned to benefit from the growth and increasing demand in the industry. Some of our most significant competitive strengths are:

•Skilled management team with extensive experience. Our senior management team has extensive experience in the senior living industry, including operating and managing a broad range of senior living assets, and related healthcare, hospitality, and real estate experience.

•Geographically diverse, high-quality, purpose-built communities. As of December 31, 2021, we operated a nationwide base of 679 communities in 41 states.

•Ability to provide a broad spectrum of care. Given our diverse mix of independent living, assisted living, memory care, and CCRCs communities, we are able to meet a wide range of our customers' needs. Through our comprehensive network of services, we help to provide seniors with care and services to support their lifestyle in an environment that feels like home. We believe that we are one of the few companies in the senior living industry with this capability and the ability to do so at scale on a national basis. We believe that our multiple product offerings create marketing synergies and cross-selling opportunities.

•The size of our business allows us to realize cost and operating efficiencies. We are the largest operator of senior living communities in the United States based on total capacity. The size of our business allows us to realize cost savings and economies of scale in the procurement of goods and services. Our scale also allows us to achieve increased efficiencies with respect to various corporate functions. We intend to continue utilizing our expertise and size to capitalize on economies of scale resulting from our national platform to enhance our residents' experiences. Our geographic footprint and centralized infrastructure provide us with an operational advantage. We negotiate contracts for food, insurance, and other goods and services with the advantages that scale provides. In addition, we have and will continue to leverage our centralized corporate functions such as finance, human resources, legal, information technology, and marketing.

Seasonality

Our senior housing business has typically experienced some seasonality, which we experience in certain regions more than others, due to weather patterns, geography, and higher incidence and severity of flu and other illnesses during winter months. Although our seasonal pattern varies from year to year and occupancy patterns have been affected by the COVID-19 pandemic, historically our average monthly occupancy has generally begun to decline sequentially toward the end of the fourth quarter of the year, and we have generally expected average monthly occupancy to begin to increase towards the end of the second quarter each year with the third quarter historically being the highest occupancy growth period of the year. Utility expenses trend seasonally high in the first quarter and third quarter of each year. Facility operating expenses, such as labor, food, and supplies also trend higher in the second half of the year compared with the first half due to an increased number of working days.

Operations

Operations Overview

We have implemented intensive standards, policies and procedures, and systems, including detailed associate resources and training, which we believe have contributed to high levels of customer service. Further, we believe our centralized support infrastructure allows our community-based leaders and personnel to focus on resident care and family connections.

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

Community Staffing and Training

Each community has an Executive Director responsible for the overall day-to-day operations of the community, including quality of care and service, social services, and financial performance. Each Executive Director receives specialized training from our learning and development associates. In addition, a portion of each Executive Director's compensation is directly tied to the operating performance of the community. We continue to take actions intended to simplify the role of our Executive Director to allow them to focus on our residents and their families and our associates. We believe that the quality of our communities, coupled with support provided by the regional support infrastructure and our ability to provide industry-leading systems and training, has enabled us to attract high-quality, professional community Executive Directors.

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

We believe that quality of care and operating efficiency can be maximized by direct resident and associate contact. Associates involved in resident care, including administrative associates, are trained in support and care protocols, including emergency response techniques. We have adopted formal training and evaluation procedures to help ensure quality care for our residents. We have extensive policy and procedure manuals and hold regular training sessions for management and non-management associates at each community.

Quality Assurance

We maintain quality assurance programs at each of our communities through our corporate and regional associates. Our quality assurance programs are designed to achieve a high degree of resident and family member satisfaction through the care and services that we provide and we have continued to transform our efforts throughout the pandemic through collaboration with our vendors and a combination of remote and in-person visits. Our quality control measures include, among other things, community inspections conducted by corporate associates on a regular basis. These inspections cover the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of associates; quality of resident care (including assisted living services and nursing care); the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations. Our quality control measures also include the survey of residents and family members on a regular basis to monitor their perception of the quality of services we provide to residents.

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

Human Capital Resources

Our Associates

We are dedicated to enriching the lives of those we serve with compassion, respect, excellence, and integrity. We know that our success is dependent on attracting, engaging, developing, and retaining the best associates. As of December 31, 2021, we employed approximately 33,000 associates, 73% of whom were full-time. Approximately 700 associates work in or for our Brentwood, Tennessee headquarters and Milwaukee, Wisconsin office, supporting our community-based associates. As of December 31, 2021, approximately 80% of our associates are women, who comprise approximately 70% of the leadership roles at our communities and corporate offices. Approximately 55% of our associates and 15% of individuals in our leadership roles are people of color.

During 2021, approximately 4,000 associates who worked directly for, or provided corporate support to, our former Health Care Services segment were transitioned to HCA Healthcare in connection with the HCS Sale. We also experienced pressures associated with the intensely competitive labor environment. We seek to ensure that our communities are staffed with full and part-time associates, though our use of more expensive contract labor and overtime has increased to cover open positions. We have increased our recruiting efforts to fill open positions, reviewed wage rates in all of our markets, made appropriate adjustments, and will monitor to remain competitive.

Inclusion and Diversity

To attract and retain associates, we are committed to maintaining a welcoming and inclusive environment where people have an equal chance to grow and succeed. We support our associates by providing an open door policy, offering training to help our people grow and to understand our commitment to providing a workplace free from discrimination and harassment, consistently enforcing our policies, and maintaining the expectation that all our associates will be treated with dignity and respect. Brookdale is committed to inclusion and diversity – built on a foundation of trust, partnership, courage, and passion. We define diversity as the representation of associates from different groups, ideas, perspectives, and values. We define inclusion as a culture of policies and practices that actively engages and provides each of our associates with the opportunity to be successful at Brookdale.

We believe an inclusive and diverse culture can help achieve our mission by:

•Attracting and retaining the best talent by recruiting from a broad array of backgrounds for all levels of the organization and investing in our talent;
•Increasing growth, productivity, and engagement by fostering a workplace where all associates feel valued and contribute to their fullest potential;
•Making Brookdale the place for top talent, driving outstanding service for our residents, and increasing stockholder value; and
•Equipping our associates with resources to serve the changing demographics and needs of residents.

Talent Acquisition, Development, and Retention

We want to attract people who want to do challenging yet rewarding work and who want to make a difference in the lives of others. We want our associates to feel valued and to know they make an impact that stretches beyond the walls of the communities and offices. In order to attract high quality talent, we offer competitive wages and benefits as well as opportunities to grow a career at Brookdale through education, training, and on-the-job development experiences.

Recruitment strategies

In order to attract people who want to do challenging yet rewarding work, we use a variety of strategies to attract and hire diverse talent to our organization. For example, in 2021, we implemented an assessment solution for our sales manager and director positions. This assessment provides additional insight to hiring managers to use during the interview and selection process. To support hiring managers in our communities, we published unique toolkits and resources and made systems improvements to simplify and enhance local sourcing and recruiting processes. We also deployed additional market-based recruiters and launched a range of recruiting campaigns to support our communities’ hiring needs such as rehire campaigns to encourage former associates to come back to Brookdale. Additionally, we continue to post to and source from job sites created for under-represented groups to expand our pipeline of candidates.

Development

We offer learning opportunities for our associates when they join Brookdale and throughout their careers to better serve our residents and to grow their career. Within the first year of implementing our new iLearn platform, which provides associates access to continuing education courses, leadership and professional skill courses, and regulatory training, our associates completed over 1.9 million courses. Our Brookdale University provides training and leadership development for leaders across the organization. Our learning and development programs were recognized in 2021 when Brookdale was named, for the second year in a row, one of the elite Training APEX Awards winners by Training magazine. Additionally, in 2021, we launched a 6-month long new leader program. This program helps equip new leaders with the skills they need to lead their teams effectively. Over 1,400 leaders across different races, ages, and backgrounds were enrolled in 2021. Of those enrolled, 926 were women, 498 were people of color, and 20 identified as veterans; over half of the associates were over the age of 40.

In 2021, we welcomed our first Certified Nursing Assistant apprentices in New Jersey as part of our ongoing efforts to provide career opportunities for front-line associates. We intend to further pursue this and other apprenticeship opportunities in the future. We also offer a tuition reimbursement program for associates to continue to grow their careers.

Retention

We believe the performance of our individual communities and of our company as a whole, are correlated to retention of our key community leaders and our corporate associates. Our 2021 annual incentive plan included the strategic objectives of retaining key community leadership (Executive Directors, Health and Wellness Directors, and Sales Directors) at our same community portfolio and retaining our corporate associates. For the year ended December 31, 2021, our retention of key community leaders in our same community portfolio was 65%, and our retention of corporate associates was 81% excluding in both cases departures directly related to enforcement of our associate vaccination requirement.

Total Rewards

To attract and retain the best associates, we offer a competitive total rewards program, which we believe is an important aspect of our overall compensation. Both full-time and part-time associates are offered benefits, including a 401(k) retirement savings plan with the opportunity for matching contributions, as well as medical, dental, and other types of insurance. In 2021, approximately half of our eligible full-time associates participated in our medical plans.

We also know maintaining overall well-being is important, which is why we offer benefits to cover a spectrum of needs. Associates enrolled in a Brookdale medical plan, for example, are eligible to participate in a free coach-led digital program for chronic back, knee, or hip pain. They also are able to use a mobile phone application to help individuals process and cope with life’s challenges, for free. Brookdale also recognizes the importance of financial wellbeing, which is why we offer access to a financial wellness program for all associates.

Industry Regulation

The regulatory environment surrounding the senior living industry continues to intensify in the number and type of laws and regulations affecting it. Federal, state, and local officials are increasingly focusing their efforts on enforcement of these laws and regulations. This is particularly true for large for-profit, multi-community providers like us. Some of the laws and regulations that impact our industry include: state and local laws impacting licensure, protecting consumers against deceptive practices, and generally affecting the communities' management of property and equipment and how we otherwise conduct our operations, such as fire, health, safety, and privacy laws and regulations; federal and state laws governing Medicare and Medicaid, which regulate allowable costs, pricing, quality of services, quality of care, food service, resident rights (including abuse and neglect) and fraud; federal and state residents' rights statutes and regulations; anti-kickback and physician self-referral ("Stark") laws; safety and health standards set by the Occupational Safety and Health Administration; and federal, state, and local employment-related laws and regulations. We are unable to predict the future course of federal, state, and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on our business.

Many senior living communities are also subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state, these requirements may address, among others, the following: personnel education, training, and records; community services; staffing; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; emergency power generator requirements; professional licensing and certification of staff; and resident rights and responsibilities. In several of the states in which we operate there are different levels of care that may be provided based on the level of licensure. In several of the states in which we operate, or intend to operate, assisted living and memory care communities or skilled nursing facilities require a certificate of need before a community may be opened or the services at an existing community may be expanded. Senior living communities may also be subject to state and/or local building, zoning, fire, and food service codes and must be in compliance with these local codes before licensing or certification may be granted. These laws and regulatory requirements could affect our ability to expand into new markets and to expand our services and communities in existing markets.

Unannounced surveys or inspections may occur annually, bi-or tri-annually, following a regulator's receipt of a complaint about a provider. From time to time in the ordinary course of business, we receive survey reports from state or federal regulatory bodies citing deficiencies resulting from such inspections or surveys. Most inspection deficiencies are resolved through a plan of corrective action relating to the community's operations, but the reviewing agency may have the authority to take further action against a licensed or certified community, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal and/or state reimbursement programs, or imposition of other sanctions, including criminal penalties. Loss, suspension, or modification of a license may also cause us to default under our debt and lease documents and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the providers' or facilities' history of compliance. We may also expend considerable resources to respond to federal and state investigations or other enforcement action under applicable laws or regulations. To date, none of the deficiency reports received by us has resulted in a suspension, fine, or other disposition that has had a material adverse effect on our revenues, results of operations, or cash flows. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole. In addition, states' Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living and memory care communities even if the community or any of its residents do not receive federal or state funds.

Regulation of the senior living industry is evolving at least partly because of the growing interests of a variety of advocacy organizations and political movements attempting to standardize regulations for certain segments of the industry, particularly assisted living and memory care. Our operations could suffer from future regulatory developments, such as federal assisted living and memory care laws and regulations, as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials or an increase in the number of citations that can result in civil or criminal penalties. Certain current state laws and regulations allow enforcement officials to make determinations on whether the care provided by one or more of our communities exceeds the level of care for which the community is licensed. Furthermore, certain states may allow citations in one community to impact other communities in the state. Revocation or suspension of a license, or a citation, at a given community could therefore impact our ability to obtain new licenses or to renew existing licenses at other communities, which may also cause us to be in default under our loan or lease agreements and trigger cross-defaults or may also trigger defaults under certain of our credit agreements, or adversely affect our ability to operate and/or obtain financing in the future. If a state were to find that one community's citation will impact another of our communities, this will also increase costs and result in increased surveillance by the state survey agency. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the enforcement of existing rules, including increased enforcement brought about by advocacy groups, in addition to federal and state regulators, our operations could be adversely affected. Any adverse finding by survey and inspection officials may serve as the basis for false claims lawsuits by private plaintiffs and may lead to investigations under federal and state laws, which may result in civil and/or criminal penalties against the community or individual.

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

We are subject to certain federal and state laws that regulate financial arrangements by healthcare providers, such as the federal Anti-Kickback Statute, the Stark laws, and certain state referral laws. The federal Anti-Kickback Statute makes it unlawful for any person to offer or pay (or to solicit or receive) "any remuneration ... directly or indirectly, overtly or covertly, in cash or in kind" for referring or recommending for purchase any item or service which is eligible for payment under the Medicare and/or Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between healthcare providers and sources of patient referral. If we were to violate the federal Anti-Kickback Statute, we may face criminal penalties and civil sanctions, including fines and possible exclusion from government reimbursement programs, which may also cause us to default under our debt and lease documents and/or trigger cross-defaults. Adverse consequences may also result if we violate federal Stark laws related to certain Medicare and Medicaid physician referrals. While we endeavor to comply with all laws that regulate the licensure and operation of our business, it is difficult to predict how our revenues could be affected if we were subject to an action alleging such violations.

We are subject to federal and state laws designed to protect the confidentiality of patient health information. The United States Department of Health and Human Services has issued rules pursuant to HIPAA relating to the privacy of such information. Rules that became effective in 2003 govern our use and disclosure of health information at certain HIPAA covered communities. We established procedures to comply with HIPAA privacy requirements at these communities. We were required to be in compliance with the HIPAA rule establishing administrative, physical, and technical security standards for health information by 2005. To the best of our knowledge, we are in compliance with these rules. In addition, states have begun to enact more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency. For example, the California Consumer Privacy Act became effective in 2020 and the California Privacy Rights Act, Colorado Privacy Act, and Virginia Consumer Data Protection Act will become effective in 2023. We expect additional federal and state legislative and regulatory efforts to regulate consumer privacy protection in the future. These legislative and regulatory developments will impact the design and operation of our business and our privacy and security efforts.

We are subject to federal and state laws, regulations and executive orders relating to healthcare providers’ response to the COVID-19 pandemic. These requirements vary based on provider type and jurisdiction but generally may include mandatory requirements for vacation of staff, testing of residents and/or staff, providing COVID-19 related paid leave, implementation of infection control standards and procedures, imposition of restrictions on new admissions or readmissions of residents, required screening of all persons entering a community, imposition of restrictions or limitations on who and how residents may be visited, and imposition of mandatory notification requirements to residents, families, staff, and regulatory bodies related to positive COVID-19 cases. Enhanced or additional penalties may apply for violation of such requirements. For more information regarding the impacts of such regulation on our senior housing portfolio, see the COVID-19 pandemic update in Recent Developments above.

We are also subject to a wide variety of federal, state, and local employment-related laws and regulations which govern matters including, but not limited to, wage and hour requirements, equal employment opportunity obligations, leaves of absence and reasonable accommodations, employee benefits, the right of employees to engage in protected concerted activity (including union organizing), and occupational health and safety requirements. Because labor represents such a large portion of our operating expenses, changes in federal, state, and local employment-related laws and regulations could increase our cost of doing business. Furthermore, any failure to comply with these laws can result in significant protracted litigation, government investigation, penalties, or other damages which could harm our reputation and have a material adverse effect on our business.

Medicare and Medicaid Programs

Our sale of 80% of our equity in our Health Care Services segment to HCA Healthcare on July 1, 2021 reduced our reliance on government reimbursement programs. We continue to rely on reimbursement from the Medicare and Medicaid programs for a portion of our revenues in our senior housing segments. Reimbursements from Medicare and Medicaid represented 1.9% and 3.5%, respectively, of our consolidated senior housing segments' resident fee revenue for the year ended December 31, 2021. Medicare and Medicaid reimbursements represented 18.8% of our CCRCs segment's resident fee revenue during such period.

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. We receive revenue for our skilled nursing services from Medicare. Medicaid is a medical assistance program administered by each state, funded with federal and state funds pursuant to which healthcare benefits are available to certain indigent or disabled patients. We receive reimbursements under Medicaid (including state Medicaid waiver programs) for many of our assisted living and memory care communities.

Reimbursement levels under the Medicare and Medicaid programs may not remain at levels comparable to present levels or may not be sufficient to cover the costs allocable to patients eligible for reimbursement. Medicare reimbursement for skilled nursing services is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a "market basket update." The Improving Medicare Post-Acute Care Transformation Act of 2014 (the "IMPACT Act") requires standardized assessment data for quality improvement, payment, and discharge planning purposes across the spectrum of post-acute care, including skilled nursing. The IMPACT Act will require skilled nursing facilities to begin reporting standardized patient assessment data, new quality measures, and resource use measures. Failure to report such data when required would subject a facility to a 2% reduction in market basket prices then in effect. The IMPACT Act further requires HHS and the Medicare Payment Advisory Commission to study and report to Congress by 2022 regarding alternative post-acute care payment models, including payment based upon individual patient characteristics and not care setting.

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

The Medicare and Medicaid reimbursement programs are highly regulated, involve significant administrative discretion, and are subject to frequent and substantial legislative, administrative, and interpretive changes, which may significantly affect reimbursement rates and the methods and timing of payments made under these programs. As a result of our participation in such programs, we are subject to government reviews, audits, and investigations to verify compliance with these programs and applicable laws and regulations. CMS has engaged third-party firms to review claims data to evaluate appropriateness of billings. In addition to identifying overpayments, audit contractors can refer suspected violations to government authorities. An adverse outcome of government scrutiny may result in citations, sanctions, other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, or termination of participation in Medicare and Medicaid programs.

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

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. The discussion below addresses the most material factors, of which we are currently aware, that could affect our business, financial condition, results of operations, cash flow, liquidity, stock price, and future prospects. However, other factors not currently known to us or that we currently deem immaterial could also adversely affect our business, financial condition, results of operations, cash flow, liquidity, stock price, and future prospects. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face. If any of these risks actually occurs, our business, financial condition, results of operations, cash flow, liquidity, stock price, and future prospects could be materially and adversely affected.

COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted, and likely will continue to adversely impact, our business, results of operations, cash flow, liquidity, and stock price, and such impacts may be material.

The pandemic, including the response efforts of federal, state, and local government authorities, businesses, individuals, and us, has adversely impacted our business, results of operations, cash flow, and liquidity. We expect this adverse impact to continue into 2023. We cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on our business, results of operations, cash flow, liquidity, and stock price, and such impacts may be material and persist for some time. Further, our response efforts may continue to delay or negatively impact our strategic initiatives, including plans for future growth.

Due to the average age and prevalence of chronic medical conditions among our residents, they generally are at disproportionately higher risk of becoming severely ill from COVID-19. Upon confirmation of positive COVID-19 exposure at a community, we take actions intended to minimize further exposure, including enhanced personal protection protocols, temporarily isolating residents or finding placement in an alternate care setting to best address their care needs, and in some cases, restricting new resident admissions as directed by authorities having jurisdiction. We may also restrict visitors at our communities, screen associates and permitted visitors, suspend group outings or programming, and modify communal dining as necessary to comply with regulatory requirements or at the direction of authorities having jurisdiction. At the onset of the pandemic, substantial restrictions at our communities were in place across our portfolio. We began easing restrictions on a community-by-community basis in July 2020 where regulatory requirements and guidance allowed. As of December 31, 2020, 89% of our communities were open for new resident move-ins. During 2021, various communities experienced restrictions on new resident move-ins, with a peak of such restrictions occurring in September 2021. As of January 31, 2022, substantially all of our communities were open for new resident move-ins. We may revert to more restrictive measures at our communities, including restrictions on visitors and move-ins, if the pandemic worsens, as a result of infections at a community, as necessary to comply with regulatory requirements, or at the direction of authorities having jurisdiction.

We believe potential residents and their families have been more cautious, or temporarily delayed their decision, regarding moving into senior living communities during the pandemic, and such caution may persist for some time. From March 2020 through February 2021, we lost 1,330 basis points of weighted average consolidated senior housing occupancy. We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic. In 2021, we achieved ten consecutive months of weighted average consolidated senior housing occupancy growth on a sequential basis. During the latter half of 2021, we believe the nationwide spread of the Delta variant caused some moderation in our sequential monthly occupancy growth rate as some potential residents and their families were more cautious, or temporarily delayed their decision regarding moving into senior living communities in certain areas as the Delta variant spread. We cannot predict with reasonable certainty when our occupancy will return to pre-COVID-19 pandemic levels or the extent to which the pandemic’s effect on occupancy may adversely affect the amount of resident fees we are able to collect from our residents. Our efforts to adapt our sales and marketing efforts to meet demand may not be successful. In addition, expanded use of telemedicine and home healthcare by seniors, for which regulatory barriers have been relaxed during the pandemic, may result in less demand for our services.

In the aggregate, for the years ended December 31, 2021 and 2020, and compared to our pre-pandemic expectations for 2020, we estimate the pandemic has resulted in $660.1 million of lost resident fee revenue, including $556.5 million in our consolidated senior housing portfolio. In the aggregate, for the years ended December 31, 2021 and 2020, we have incurred $173.2 million of facility operating expense for incremental direct costs to respond to the pandemic, including $47.7 million for the year ended December 31, 2021. The direct costs include those for: acquisition of additional personal protective equipment ("PPE"), medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers compensation, and health plan expense; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. We are not able to reasonably predict the total amount of costs we will incur related to the pandemic, and such costs may continue to be substantial. We have taken, and may take in future periods, significant impairment charges related to COVID-19 due to lower than expected operating performance at communities. For the years ended December 31, 2021 and 2020, we recorded $23.0 million and $105.6 million, respectively, of non-cash impairment charges in our operating results for our operating lease right-of-use assets and property, plant and equipment and leasehold intangibles, primarily due to the COVID-19 pandemic and lower than expected operating performance at certain communities.

We continue to seek opportunities to preserve and enhance our liquidity, including through increasing our RevPAR, maintaining expense discipline, continuing to evaluate our financing structure and the state of debt markets, monetizing non-strategic or underperforming owned assets, and seeking further government-sponsored financial relief related to the COVID-19 pandemic. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief. Grants received from the Provider Relief Fund are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for healthcare related expenses or lost revenues that are attributable to COVID-19 and have not been reimbursed from other sources or that other sources are not obligated to reimburse. We cannot provide assurance that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by HHS. The program requires us to report to HHS on our use of the grants, and our reporting is subject to audit. Additionally, there can be no assurance that we will qualify for, or receive, future grants in the amounts we expect or at all or the timing of any such grants.

The pandemic has also caused substantial volatility in the market prices and trading volumes in the equity markets, including our stock. Our stock price and trading volume may continue to be subject to wide fluctuations as a result of the pandemic and may decline in the future.

The ultimate impacts of COVID-19 on our business, results of operations, cash flow, liquidity, and stock price will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan, and other expenses; potentially greater use of contract labor and overtime due to COVID-19 and general labor market conditions; the impact of COVID-19 on our ability to complete financings and refinancings of various assets or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements, including the costs of unfunded, mandatory testing of residents and associates and provision of test kits to our health plan participants; increased enforcement actions resulting from COVID-19; government action that may limit our collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.

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

Costs to seniors associated with independent living, assisted living, and memory care communities are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. For the year ended December 31, 2021, we generated 93.2% of our consolidated senior housing segments’ resident fee revenue from private pay customers. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our communities are located typically can afford to pay our monthly resident fees. Economic downturns, softness in the housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility, and changes in demographics could adversely affect the ability of seniors to afford our resident fees. If we are unable to retain and attract seniors with sufficient income, assets, or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our occupancy, revenues, results of operations, and cash flow could decline.

Changes in the reimbursement rates, methods, or timing of payment from government reimbursement programs could adversely affect our revenues, results of operations, and cash flow.

We rely on reimbursement from government programs for a portion of our revenues, primarily in our CCRCs segment. For the year ended December 31, 2021, Medicare and Medicaid reimbursements represented 18.8% of our CCRCs segment’s resident fee revenue and 5.4% of our consolidated senior housing segments’ resident fee revenue. We cannot provide assurance that reimbursement levels will not decrease in the future, which could adversely affect our revenues, results of operations, and cash flow. Government efforts to reduce medical spending, along with broader healthcare reform, could result in major changes in the healthcare delivery and reimbursement systems on both the national and state levels, including a reduction in funds available for our services or increases in our operating costs. Such reimbursement levels may not remain at levels comparable to present levels or may not be sufficient to cover the costs allocable to patients eligible for reimbursement.

Senior housing construction and development, lower industry occupancy, and increased competition, may have an adverse effect on our occupancy, revenues, results of operations, and cash flow.

The senior living industry is highly competitive. We compete with numerous organizations, including not-for-profit entities, that offer similar communities and services, community-based service programs, retirement communities, convalescent centers, and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living, assisted living, and memory care sectors of the senior living industry are not substantial. The industry has attracted additional investment resulting in increased construction and development of new senior housing supply. In addition, the COVID-19 pandemic has resulted in additional occupancy pressure for our industry, and industry data shows that nearly all markets had fallen to record low occupancy by the first quarter of 2021. While the industry recovers occupancy, certain competitors may price aggressively in order to capture market share. Consequently, we may encounter competition that could limit our ability to attract and retain residents and associates, raise or maintain resident fees, and expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations, and cash flow.

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

State regulations governing assisted living and memory care communities require written resident agreements with each resident. Several of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, many of our assisted living and memory care resident agreements allow residents to terminate their agreements upon 30 days' or less notice. Our independent living resident agreements generally provide for termination of the lease upon death or allow a resident to terminate his or her lease upon the need for a higher level of care not provided at the community. If multiple residents terminate their resident agreements at or around the same time, including as a result of the COVID-19 pandemic, our occupancy, revenues, results of operations, and cash flow could be adversely affected. In addition, because of the demographics of our typical residents, including age and health, resident turnover rates in our communities are difficult to predict. As a result, the living spaces we lease may be unoccupied for a period of time, which could adversely affect our occupancy, revenues, results of operations, and cash flow.

Failure to maintain the security and functionality of our information systems and data, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA, could adversely affect our business, reputation, and relationships with our residents, employees, and referral sources and subject us to remediation costs, government inquiries, and liabilities, any of which could materially and adversely impact our revenues, results of operations, cash flow, and liquidity.

We are dependent on the proper function and availability of our information systems, including hardware, software, applications, and electronic data storage, to store, process, and transmit our business information, including proprietary business information and personally identifiable information of our residents and employees. Though we have taken steps to protect the cybersecurity and physical security of our information systems and have implemented policies and procedures to comply with HIPAA and other privacy laws, rules, and regulations, there can be no assurance that our security measures and disaster recovery plan will prevent damage to, or interruption or breach of, our information systems or other unauthorized access to proprietary or private information.

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

Failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or other unauthorized access to our information systems, or to comply with applicable privacy and consumer protection laws, including HIPAA, could expose us to a number of adverse consequences, many of which are not insurable, including: (i) interruptions to our business, (ii) the theft, destruction, loss, misappropriation, or release of sensitive information, including proprietary business information and personally identifiable information of our residents and employees, (iii) significant remediation costs; (iv) negative publicity which could damage our reputation and our relationships with our residents, employees, and referral sources, (v) litigation and potential liability under privacy, security, and consumer protection laws, including HIPAA, or other applicable laws, rules, or regulations, and (vi) government inquiries which may result in sanctions and other criminal or civil fines or penalties. Any of the foregoing could materially and adversely impact our revenues, results of operations, cash flow, and liquidity.

Failure to complete our capital expenditures in accordance with our plans may adversely affect our anticipated revenues, results of operations, and cash flow.

Our planned full-year 2022 non-development capital expenditures include maintenance, renovations, upgrades, and other major building infrastructure projects for our communities. Such projects may be needed to ensure that our communities are in appropriate physical condition to support our strategy and to protect the value of our community portfolio. In addition, our planned full-year 2022 development capital expenditure projects include those for expansion, repositioning, redeveloping, and major renovation of selected existing senior living communities.

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

We may not be able to identify development, investment, and acquisition opportunities on attractive terms and that are compatible with our strategy. To the extent we identify any such opportunities and enter into definitive agreements in connection therewith, we cannot provide assurance that the transactions will be completed. Failure to complete transactions after we have entered into definitive agreements may result in significant expenses to us. To the extent we identify and close on any such opportunities, the integration of acquired communities or companies into our existing business may result in unforeseen difficulties, divert managerial attention, or require significant financial or other resources. Any such closings may require us to incur additional indebtedness and contingent liabilities and may result in unforeseen expenses or compliance issues. Any future development, investment, or acquisition transactions may not generate any additional income for us or provide any benefit to our business.

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

During 2022, we expect to close on the disposition of two owned unencumbered communities classified as held for sale as of December 31, 2021 and the termination of our lease obligations on two communities for which we have provided notice of non-renewal. Over the longer term, we may dispose of owned or leased communities through asset sales and lease terminations and expirations. The closings of any such transactions, or those that we identify in the future, generally are or will be subject to closing conditions, which may include the receipt of regulatory approvals, and we cannot provide assurance that any such transactions will close or, if they do, when the actual closings will occur. The sales price for pending or future dispositions may not meet our expectations due to the underlying performance of such communities or conditions beyond our control, and we may be required to take impairment charges in connection with such sales if the carrying amounts of such assets exceed the proposed sales prices, which could adversely affect our financial condition and results of operations. Further, we cannot provide assurance that we will be successful in identifying and pursuing disposition opportunities on terms that are acceptable to us, or at all. We may be required to pay significant amounts to restructure or terminate leases and we may be required to take charges in connection with such activity, which could adversely affect our financial condition and results of operations.

Completion of the dispositions of communities through sales or lease terminations, or the termination of our management arrangements, including pending transactions and those we enter into in the future, likely will result in reductions to our revenue and may negatively impact our results of operations and cash flow. Further, if we are unable to reduce our general and administrative expense with respect to completed dispositions or management arrangement terminations in accordance with our expectations, we may not realize the expected benefits of such transactions, which could negatively impact our anticipated results of operations and cash flow.

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

As of December 31, 2021, we had outstanding $3.8 billion principal amount of mortgage financing, $230.0 million of 2.00% convertible senior notes due 2026, and $86.2 million letters of credit. If we are unable to extend or refinance our indebtedness prior to scheduled maturity dates, our liquidity and financial condition could be adversely impacted. Even if we are able to extend or refinance our maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

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

The amount of mortgage financing available for our communities is generally dependent on their appraised values and performance. Decreases in the appraised values of our communities, including due to adverse changes in real estate market conditions, or their performance, has resulted, and could continue to result, in available mortgage refinancing amounts that are less than the communities' maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. Due to lower operating performance of our communities, generally, resulting from the COVID-19 pandemic, during 2021 we sought and obtained non-agency mortgage financings to partially refinance maturing Freddie Mac and Fannie Mae indebtedness. Until our communities’ performance recovers, we plan to refinance maturities using non-agency financing, and we expect our loan proceeds from such financing generally will be insufficient to fully cover maturing mortgage indebtedness. We cannot provide assurance that such non-agency mortgage financing will continue to be available as an alternative to Fannie Mae and Freddie Mac financing. We have pre-paid substantially all of our 2022 maturities. Our inability to obtain refinancing proceeds sufficient to cover 2023 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable.

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

If we are unable to generate sufficient cash flow to cover required interest, principal, and lease payments, this could result in defaults of the related debt or leases and cross-defaults under our other debt or lease documents, which would adversely affect our capital structure, financial condition, results of operations, and cash flow.

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

Our level of indebtedness and our long-term leases could adversely affect our future operations and/or impact our stockholders for several reasons, including, without limitation:

•We may have little or no cash flow apart from cash flow that is dedicated to required interest, principal, and lease payments;
•Increases in our outstanding indebtedness, leverage, and long-term lease obligations will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;
•Increases in our outstanding indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures, acquisition and development, general corporate, and other purposes; and
•Our ability to pay dividends to our stockholders (should we initiate dividend payments in the future) may be limited.

If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness or leases, sell selected assets, reduce or delay planned capital expenditures, or delay or abandon desirable acquisitions. These measures might not be sufficient to enable us to make required payments on our debt or leases, which could result in an adverse effect on our future ability to generate revenues and our results of operations and cash flow. Any contemplated financing, refinancing, restructuring, or sale of assets might not be available on economically favorable terms to us.

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

Our leases generally provide for renewal or extension options and, in certain cases, purchase options. We expect to renew, extend, or exercise purchase options with respect to our leases in the normal course of business; however, there can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such rights. The terms of any such purchase options that are based on fair market value are inherently uncertain and could be unacceptable or unfavorable to us depending on the circumstances at the time of exercise. If we are not able to renew or extend our existing leases, or purchase the communities subject to such leases, at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, results of operations, and cash flow could be adversely affected.

Increases in market interest rates could significantly increase the costs of our debt obligations, which could adversely affect our results of operations and cash flow.

Our variable-rate debt obligations expose us to interest rate risk. In the normal course of business, we enter into interest rate agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. These agreements only limit our exposure to increases in interest rates above certain levels and generally must be renewed every two to three years. Increases in prevailing interest rates will increase our payment obligations on our existing variable-rate obligations to the extent they are unhedged and may increase our future borrowing and hedging costs, which would negatively impact our results of operations and cash flow.

The interest rates for a significant majority of our variable-rate debt obligations are calculated based on the London Interbank Offer Rate ("LIBOR") plus a spread, and our interest rate cap agreements generally are indexed to LIBOR. The Intercontinental Exchange ("ICE") ICE Benchmark Administration intends to phase out the LIBOR tenors by June 30, 2023. Substantially all of our variable-rate debt agreements indexed to LIBOR provide that the lender may choose an alternative index based on comparable information, and our interest rate cap agreements provide that the calculation agent may choose an alternative index. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will evolve by the applicable phase-out dates, or whether alternative and comparable index rates will be established and adopted by our lenders and other financial institutions. While we believe the transition away from LIBOR will be substantially rate neutral, uncertainties or volatility regarding the calculation of interest rates on our variable-rate debt obligations while LIBOR is being phased out could adversely affect our results of operations and cash flow.

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

Increased competition for, or a shortage of, associates, wage pressures resulting from increased competition, low unemployment levels, minimum wage increases, changes in overtime laws, and union activity may have an adverse effect on our business, results of operations, and cash flow.

Our success depends on our ability to attract and retain qualified management and other associates who are responsible for the day-to-day operations of each of our communities. We compete with various healthcare service providers, other senior living providers, and hospitality and food services companies in attracting and retaining qualified associates. If we fail to attract and retain qualified associates, our ability to conduct our business operations effectively, our overall operating results, and cash flow could be harmed. During 2021, we experienced pressures associated with the intensely competitive labor environment, including increased associate turnover and difficulty in timely filling open positions. Continued increased competition for, or a shortage of, nurses or other associates, including due to the COVID-19 pandemic, general labor market conditions, low levels of unemployment, or general inflationary pressures, have required and may require that we enhance our pay and benefits package to compete effectively for such associates. In addition, we have experienced and may continue to experience wage pressures due to minimum wage and minimum salary threshold increases mandated by state and local laws. Due to the intensively competitive labor market, our use of more expensive contract labor and overtime to cover open positions increased during 2021. Third-party staffing agencies from which we source contract labor have increased the rates they charge which has resulted in, and may further result in, increases in the cost of contract labor. If we are unable to timely fill open positions, our reliance on more expensive contract labor and overtime may continue or increase. Increases in wages and our increased use of contract labor and overtime would result in higher operating costs, and we may not be able to offset the added costs by increasing the rates we charge to our residents or our service charges, which would negatively impact our results of operations and cash flow.

In addition, efforts by labor unions to organize any of our community personnel could divert management attention, lead to increased costs, and/or reduce our flexibility with respect to certain workplace rules. If we experience an increase in organizing activity, if onerous collective bargaining agreement terms are imposed upon us, or if we otherwise experience an increase in our staffing and labor costs, our results of operations and cash flow would be negatively affected.

Regulatory, Compliance, and Legal

Environmental contamination at any of our communities could result in substantial liabilities to us, which may exceed the value of the underlying assets and which could materially and adversely affect our financial condition, results of operations, and cash flow.

Under various federal, state, and local environmental laws, a current or previous owner or operator of real property, such as us, may be held liable in certain circumstances for the costs of investigation, removal, or remediation of, or related to the release of, certain hazardous or toxic substances, that could be located on, in, at, or under a property, regardless of how such materials came to be located there. The cost of any required investigation, remediation, removal, mitigation, compliance, fines, or personal or property damages and our liability therefore could exceed the property's value and/or our assets' value. In addition, the presence of such substances, or the failure to properly dispose of or remediate the damage caused by such substances, may adversely affect our ability to sell such property, to attract additional residents and retain existing residents, to borrow using such property as collateral, or to develop or redevelop such property. Such laws impose liability, which may be joint and several, for investigation, remediation, removal, and mitigation costs on persons who disposed of or arranged for the disposal of hazardous substances at third-party sites. Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence, release, or disposal of such substances as well as without regard to whether such release or disposal was in compliance with law at the time it occurred. Although we do not believe that we have incurred such liabilities as would have a material adverse effect on our business, financial condition, and results of operations, we could be subject to substantial future liability for environmental contamination that we have no knowledge about as of the date of this report and/or for which we may not be at fault.

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

The presence of mold, lead-based paint, contaminants in drinking water, radon, and/or other substances at any of the communities we own or may acquire may lead to the incurrence of costs for remediation, mitigation, or the implementation of an operations and maintenance plan and may result in third-party litigation for personal injury or property damage. Furthermore, in some circumstances, areas affected by mold may be unusable for periods of time for repairs, and even after successful remediation, the known prior presence of extensive mold could adversely affect the ability of a community to retain or attract residents and could adversely affect a community's market value.

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

We have been and are currently involved in litigation and claims incidental to the conduct of our business, which we believe are generally comparable to other companies in the senior living and healthcare industries, including, but not limited to, putative class action claims from time to time regarding staffing at our communities and compliance with consumer protection laws and the Americans with Disabilities Act. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. As a result, we maintain general liability, professional liability, and other insurance policies in amounts and with coverage and deductibles we believe are appropriate, based on the nature and risks of our business, historical experience, availability, and industry standards. Our current policies provide for deductibles for each claim and contain various exclusions from coverage. We use our wholly-owned captive insurance company for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs. Accordingly, we are, in effect, self-insured for claims that are less than the deductible amounts and for claims that exceed the funding level of our captive, and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits. If we experience a greater number of losses than we anticipate, or if certain claims are not covered by insurance, our results of operations and financial condition could be adversely affected.

The senior living industry entails an inherent risk of liability, particularly given the demographics of our residents and the services we provide. In recent years, we, as well as other participants in our industry, have been subject to an increasing number of claims and lawsuits alleging that our services have resulted in resident injury or other adverse effects. Many of these lawsuits involve large damage claims and significant legal costs. The frequency and magnitude of such alleged claims and legal costs may increase due to the COVID-19 pandemic or our response efforts. Many states continue to consider tort reform and how it will apply to the senior living industry. We may continue to be faced with the threat of large jury verdicts in jurisdictions that do not find favor with large senior living providers. There can be no guarantee that we will not have any claims that exceed our policy limits in the future, which could subject us to substantial uninsured liabilities.

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

The senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in reviews, audits, investigations, enforcement actions, or litigation related to regulatory compliance matters. In addition, we are subject to various government reviews, audits, and investigations to verify our compliance with Medicare and Medicaid programs and other applicable laws and regulations. CMS has engaged third-party firms to review claims data to evaluate appropriateness of billings. In addition to identifying overpayments, audit contractors can refer suspected violations to government authorities. An adverse outcome of government scrutiny may result in citations, sanctions, other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, termination of participation in Medicare and Medicaid programs, and damage to our business reputation. Our costs to respond to and defend any such audits, reviews, and investigations may be significant, and any resulting sanctions or criminal, civil, or regulatory penalties could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

The cost and difficulty of complying with increasing and evolving regulation and enforcement could have an adverse effect on our business, results of operations, and cash flow.

The regulatory environment surrounding the senior living industry continues to intensify in the number and type of laws and regulations affecting it, many of which vary from state to state. Many senior living communities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. In several of the states in which we operate there are different levels of care that may be provided based on the level of licensure. Several of the states in which we operate, or intend to operate, assisted living and memory care communities, or skilled nursing facilities require a certificate of need before a community may be opened or the services at an existing community may be expanded. These regulatory requirements, and the increased enforcement thereof, could affect our ability to expand into new markets, to expand our services and communities in existing markets, and if any of our presently licensed communities were to operate outside of its licensing authority, may subject us to penalties including closure of the community.

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

The intensified regulatory and enforcement environment impacts providers like us because of the increase in the number of inspections or surveys by governmental authorities and consequent citations for failure to comply with regulatory requirements. We also expend considerable resources to respond to federal and state investigations or other enforcement action. From time to time in the ordinary course of business, we receive survey reports from state or federal regulatory bodies citing deficiencies resulting from such inspections or surveys. Although most inspection deficiencies are resolved through a plan of corrective action, the reviewing agency may have the authority to take further action against a licensed or certified community, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal reimbursement programs, or imposition of other sanctions, including criminal penalties. Furthermore, certain states may allow citations in one community to impact other communities in the state. Revocation or suspension of a license, or a citation, at a given community could therefore impact our ability to obtain new licenses or to renew existing licenses at other communities, which may also cause us to default under our debt and lease documents and/or trigger cross-defaults. The failure to comply with applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole.

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

We are subject to certain federal and state laws that regulate financial arrangements by healthcare providers, such as the federal Anti-Kickback Statute, the Stark laws, and certain state referral laws. Authorities have interpreted the federal Anti-Kickback Statute very broadly to apply to many practices and relationships between healthcare providers and sources of patient referral. If we were to violate the federal Anti-Kickback Statute, we may face criminal penalties and civil sanctions, including fines and possible exclusion from government reimbursement programs, which may also cause us to default under our debt and lease documents and/or trigger cross-defaults. Adverse consequences may also result if we violate federal Stark laws related to certain Medicare and Medicaid physician referrals. While we endeavor to comply with all laws that regulate the licensure and operation of our business, it is difficult to predict how our revenues could be affected if we were subject to an action alleging such violations.

We are subject to federal and state laws, regulations and executive orders relating to healthcare providers’ response to the COVID-19 pandemic. These requirements vary based on provider type and jurisdiction but generally may include mandatory requirements vaccination of staff, testing of residents and/or staff, providing COVID-19 related paid leave, implementation of infection control standards and procedures, imposition of restrictions on new admissions or readmissions of residents, required screening of all persons entering a community, imposition of restrictions or limitations on who and how residents may be visited, and imposition of mandatory notification requirements to residents, families, staff, and regulatory bodies related to positive COVID-19 cases. Enhanced or additional penalties may apply for violation of such requirements.

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

Changes in federal, state, and local employment-related laws and regulations, or our failure to comply with these laws and regulations could have an adverse effect on our financial condition, results of operations, and cash flow.

We are subject to a wide variety of federal, state, and local employment-related laws and regulations which govern matters including, but not limited to, wage and hour requirements, equal employment opportunity obligations, leaves of absence and reasonable accommodations, employee benefits, the right of employees to engage in protected concerted activity (including union organizing), and occupational health and safety requirements. Because labor represents such a large portion of our operating expenses, changes in federal, state, and local employment-related laws and regulations could increase our cost of doing business. Furthermore, any failure to comply with these laws can result in significant protracted litigation, government investigation, penalties, or other damages which could have an adverse effect on our financial condition, results of operations, and cash flow.

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

General economic conditions, such as inflation, the consumer price index, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits and insurance, interest rates, and tax rates, affect our facility operating, facility lease, general and administrative and other expenses, and we have no control or limited ability to control such factors. Current global economic conditions and uncertainties, including due to the COVID-19 pandemic, the potential for failures or realignments of financial institutions, and the related impact on available credit may affect us and our business partners, landlords, counterparties, and residents or prospective residents in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk that certain of our business partners, landlords or counterparties would be unable to fulfill their obligations to us, and other impacts which we are unable to fully anticipate. In addition to the impact of the COVID-19 pandemic on our occupancy, seasonal contagious illnesses such as cold and flu, which typically more severely impact seniors than the general population may negatively affect our occupancy. The continued COVID-19 pandemic, severe cold and flu season, or an outbreak of other contagious disease in the markets in which we operate could result in a regulatory ban on admissions, decreased occupancy, and otherwise adversely affect our business.

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, stockholders may be unable to resell their shares at or above their purchase price. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price, result in fluctuations in the price, or trading volume of our common stock include:

•variations in our reported results of operations and cash flow, and changes in our financial guidance;
•the contents of published research reports about us or the senior living, healthcare, or real estate industries, the failure of securities analysts to cover our common stock, or changes in market valuations of similar companies;
•additions or departures of key management personnel;
•any increased indebtedness we may incur, any inability to refinance maturing indebtedness, or lease obligations we may enter into in the future;
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
•increases in market interest rates that may lead purchasers of our shares to demand a higher yield or downturns in the real estate market;
•changes or proposed changes in laws or regulations affecting the senior living and healthcare industries or enforcement of these laws and regulations, or announcements relating to these matters; and
•general market and economic conditions.

Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by offering additional debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible securities, series of preferred shares, or shares of our common stock. Upon liquidation, holders of our debt securities and preferred stock, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our common stock. We may issue all of the shares of our common stock that are authorized but unissued (and not otherwise reserved for issuance under our stock incentive plan or purchase plans, outstanding warrants, or outstanding convertible senior notes) without any action or approval by our stockholders. Additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock, or both. Shares of our preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their shareholdings in us.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Communities

As of December 31, 2021, we operated and managed 679 communities across 41 states, with the capacity to serve over 60,000 residents. As of December 31, 2021, we owned 347 communities, leased 299 communities, managed 33 communities on behalf of others. As of December 31, 2021, 83% of our owned communities are subject to non-recourse mortgage debt. The following table sets forth certain information regarding our owned, leased, and managed communities as of December 31, 2021, or, for occupancy, represents the weighted average occupancy for December 2021.

		Number of Communities
State	Units	Owned	Leased	Managed	Total
Texas	8,018	56	19	11	86
Florida	6,083	43	29	—	72
California	5,661	26	19	3	48
North Carolina	3,401	7	50	—	57
Colorado	3,380	13	11	5	29
Ohio	2,895	15	14	6	35
Washington	2,833	15	18	—	33
Illinois	2,816	3	9	1	13
Arizona	2,051	17	9	—	26
Oregon	1,805	12	11	—	23
Michigan	1,678	9	22	—	31
Tennessee	1,506	16	6	1	23
New York	1,498	10	9	2	21
Kansas	1,116	8	10	—	18
New Jersey	1,024	7	5	—	12
Virginia	964	7	3	—	10
Massachusetts	899	3	3	—	6
Pennsylvania	766	7	3	—	10
Alabama	732	4	—	—	4
Oklahoma	687	3	15	—	18
Georgia	656	8	—	—	8
Connecticut	636	2	3	1	6
South Carolina	611	4	6	1	11
Idaho	548	6	1	—	7
Minnesota	538	—	12	—	12
Louisiana	486	6	—	—	6
Wisconsin	485	5	7	—	12
Missouri	479	2	—	1	3
New Mexico	426	2	1	—	3
Rhode Island	397	3	—	—	3
Mississippi	386	5	—	—	5
Indiana	373	4	4	—	8
Maryland	359	3	—	1	4
Arkansas	332	4	—	—	4
Nevada	256	4	—	—	4
Kentucky	163	2	—	—	2
Delaware	105	2	—	—	2
Vermont	101	1	—	—	1
West Virginia	93	1	—	—	1
New Hampshire	90	1	—	—	1
Montana	76	1	—	—	1
Total	57,409	347	299	33	679

December 2021 occupancy rate (weighted average)		72.8%	74.8%	71.6%	73.4%

Corporate Offices

Our main corporate offices are leased, including our 98,656 square foot headquarters in Brentwood, Tennessee and our 156,016 square foot office in Milwaukee, Wisconsin.

Item 3.    Legal Proceedings

The information contained in Note 13 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "BKD." As of February 11, 2022, there were approximately 350 holders of record of our common stock.

Dividend Policy

On December 30, 2008, our Board of Directors voted to suspend our quarterly cash dividend indefinitely. We may determine to pay a regular quarterly dividend to the holders of our common stock in the future, but in the near term, we anticipate deploying capital to, among other uses, fund: planned capital expenditures; any development, investment, acquisition, or potential lease restructuring opportunities that we identify; investments to support our strategy; or reductions to our debt and lease leverage.

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

The graph assumes that a person invested $100 in Brookdale stock and each of the indices on December 31, 2016 and that dividends are reinvested. The comparisons in this graph are not intended to forecast or be indicative of possible future performance of Brookdale shares or such indices.

	12/16	12/17	12/18	12/19	12/20	12/21
Brookdale Senior Living Inc.	$100.00	$78.10	$53.95	$58.53	$35.67	$41.55
Russell 3000	100.00	121.13	114.78	150.39	181.80	228.45
S&P Health Care	100.00	122.08	129.97	157.04	178.15	224.70

The performance graph and related information shall not be deemed to be filed as part of this Annual Report on Form 10-K and do not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate them by reference into such filing.

Recent Sales of Unregistered Securities

On October 1, 2021, we issued $230.0 million principal amount of 2.00% convertible senior notes due 2026 (the "Notes"). We received net proceeds of $224.3 million at closing after the deduction of the initial purchasers’ discount. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Liquidity and Capital Resources –– Convertible Senior Notes" for more information about the Notes, including their conversion terms. The Notes and the shares of common stock issuable upon conversion of the Notes, if any, have not been, and are not required to be, registered under the Securities Act or any state securities laws. The Notes were issued to the initial purchasers in reliance upon Section 4(a)(2) of the Securities Act in transactions not involving any public offering. The Notes were resold by the initial purchasers to persons whom the initial purchasers reasonably believed are "qualified institutional buyers," as defined in, and in accordance with, Rule 144A under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our common stock made during the three months ended December 31, 2021 by or on behalf of us or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
10/1/2021 - 10/31/2021	—	$—	—	$44,026
11/1/2021 - 11/30/2021	27,635	$6.76	—	$44,026
12/1/2021 - 12/31/2021	—	$—	—	$44,026
Total	27,635	$6.76	—

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
(2)On November 1, 2016, we announced that our Board of Directors had approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope, and timing of any purchases will be based on business, market, and other conditions and factors, including price, regulatory, and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified, or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of December 31, 2021, $44.0 million remained available under the repurchase program.

Item 6.    (Reserved)

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

Executive Overview and Recent Developments

Our Business

We are the nation's premier operator of senior living communities, operating and managing 679 communities in 41 states as of December 31, 2021, with the ability to serve more than 60,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and CCRCs.

Our senior living communities and our comprehensive network help to provide seniors with care and services in an environment that feels like home. Our expertise in healthcare, hospitality, and real estate provides residents with opportunities to improve wellness, pursue passions, and stay connected with friends and loved ones. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to age-in-place, which we believe enables them to maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to residents' families who are concerned with care decisions for their elderly relatives.

Strategy

Our goal is to be the first choice in senior living by being the nation's most trusted and effective senior living provider and employer. Brookdale continues to be driven by its mission—to enrich the lives of those we serve with compassion, respect, excellence, and integrity. During this pandemic recovery phase, we have continued to focus on the health and wellbeing of our residents and associates and "Winning the Recovery, Faster" by providing high quality care and personalized service. We believe successful execution on this strategy provides the best opportunity to create attractive long-term stockholder value. During this recovery phase, we are focused on priorities that will position us for growth and take advantage of positive trends in demographics, customer preferences, and lower new supply in the industry. Our key strategic priorities are as follows.

•Attract, engage, develop, and retain the best associates. Brookdale’s culture is based on servant leadership. We believe engaged associates lead to an enhanced resident experience, higher retention, and ultimately improved operations that drives accelerated growth. Through this strategic priority, we intend to diversify and optimize our recruiting plans and enhance our already compelling value proposition for our associates in the areas of compensation, leadership, career growth, and meaningful work.

•Get every available room in service at the best profitable rate. We believe that we provide highly valuable services to seniors, and we continue to strive to expand the number of seniors we serve through increasing our occupancy levels, while remaining focused on driving rate and improving margin. With this strategic priority, we intend to ensure all communities are appropriately priced within their market. Through our targeted sales and marketing efforts, we plan to drive increased move-ins through enhanced outreach with impactful points of differentiation based on quality, a portfolio of choices, and personalized service delivered by caring and engaged associates.

•Earn resident and family trust and satisfaction by providing valued high quality care and personalized service. We believe that earning the trust of our residents and their families will allow us to build relationships that create passionate advocates and generate referrals. We intend to create a consistent high quality experience for residents, including through the implementation and execution of our high quality clinical, operational, and resident engagement programs. We are a learning organization that uses multiple tools to obtain feedback from residents, their families, and our associates to improve our services to meet the changing needs of residents.

The above three priorities are intended to provide long-term returns to our stockholders by focusing on growing RevPAR, Adjusted EBITDA, and cash flow.

Strategic innovation also continues to be an important factor for our long-term growth. We are piloting programs in several areas and, in the future, plan to roll out initiatives to further accelerate our growth. We plan to explore additional products and services that we may offer to our residents or to seniors living outside of our communities and, where opportunities arise, pursue development, investment, and acquisition opportunities.

•Enhance Healthcare and Wellness. Our vision is to enable those we serve to live well by offering our residents a high-quality healthcare and wellness platform. We believe Brookdale is uniquely positioned to be a key participant and partner in the value-based healthcare ecosystem. Our initiatives include piloting redesigned delivery of clinical care within assisted living communities and embedding technology-enabled care management capabilities, in order to better align our communities with payors, providers, and healthcare systems. We are also piloting the expansion of our private duty services business to serve those living outside of our communities. We believe the successful execution of these initiatives will improve resident health and wellbeing and drive incremental revenue by increasing move-ins and extending residents' average length of stay resulting in increased occupancy.

•Drive Innovation and Leverage Technology. We are engaged in a variety of innovation initiatives and over time plan to pilot and test new ideas, technologies, and operating models in order to enhance our residents' engagement and experience, improve outcomes, and increase average length of stay and occupancy. With our technology platform, we also expect to identify solutions to reduce complexity, increase productivity, lower costs, and increase our ability to collaborate with third parties.

•Grow and Improve Our Senior Living Portfolio. As we emerge from the pandemic, we intend to (i) expand our footprint and services in core markets where we have, or can achieve, a clear leadership position, (ii) execute an ongoing capital recycling program through acquiring leased communities and exiting non-strategic or underperforming owned assets or leases when possible, and (iii) pivot back to portfolio growth through targeted development, investment, and acquisition opportunities. We will also continue to invest in our development capital expenditures program through which we expand, renovate, reposition, and redevelop selected existing senior living communities where economically advantageous.

We believe that our successful execution on these strategic priorities and our longer-term growth plans will allow us to achieve our goal to be the first choice in senior living by being the nation’s most trusted and effective senior living provider and employer.

COVID-19 Pandemic Update

The COVID-19 pandemic significantly disrupted the senior living industry and our business beginning in March 2020. We expect the impact of this disruption to continue into 2023. The health and wellbeing of our residents and associates has been and continues to be our highest priority. Due to the average age and prevalence of chronic medical conditions among our residents, they generally are at disproportionately higher risk of becoming severely ill from COVID-19. By staying up to date with COVID-19 vaccines, our residents can generally mitigate their risk of becoming severely ill from COVID-19 infection. Since COVID-19 vaccines received emergency use authorization, we have worked diligently to ensure our residents have access to vaccines, including completing at least three initial vaccine clinics and at least one booster vaccine clinic for all of our communities. As of January 31, 2022, our resident vaccine acceptance rate was above 95%.

Community Response. Our COVID-19 response efforts center on infection prevention and control protocols, including following requirements and guidance of federal, state, and local governments and agencies, including the CDC and CMS. We have enhanced and reinforced training our associates in such protocols and continue to actively monitor government requirements and guidance and adapt our policies, procedures, and response efforts when applicable. Upon confirmation of positive COVID-19 exposure at a community, we take actions intended to minimize further exposure, including enhanced personal protection protocols, temporarily isolating residents or finding placement in an alternate care setting to best address their care needs, and in some cases, restricting new resident admissions as directed by authorities having jurisdiction.

We may also restrict visitors at our communities, screen associates and permitted visitors, suspend group outings or programming, and modify communal dining as necessary to comply with regulatory requirements or at the direction of authorities having jurisdiction. At the onset of the pandemic, substantial restrictions at our communities were in place across our portfolio. We began easing restrictions on a community-by-community basis in July 2020 where regulatory requirements and guidance allowed. As of December 31, 2020, 89% of our communities were open for new resident move-ins.

During 2021, various communities experienced restrictions on new resident move-ins, with a peak of such restrictions occurring in September 2021. As of January 31, 2022, substantially all of our communities were open for new resident move-ins. We may revert to more restrictive measures at our communities, including restrictions on visitors and move-ins, if the pandemic worsens, as a result of infections at a community, as necessary to comply with regulatory requirements, or at the direction of authorities having jurisdiction.

Vaccine Update. In December 2020, the FDA authorized COVID-19 vaccines for emergency use, and we initiated our first vaccine clinic a week after such authorization. By April 9, 2021, we facilitated at least three rounds of COVID-19 vaccine clinics at all of our communities through the Pharmacy Partnership for Long-Term Care Program offered through the CDC. As of January 31, 2022, our resident vaccine acceptance rate was above 95%. By November 2021, the CDC recommended that all adults receive a vaccine booster dose. We have completed at least one booster vaccine clinic for all of our communities. In the second half of 2021, we adopted a policy requiring our associates to be vaccinated against COVID-19, subject to certain exceptions necessary to comply with applicable federal, state, and local laws.

Rebuilding Occupancy. We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic. From March 2020 through February 2021, we lost 1,330 basis points of weighted average consolidated senior housing occupancy. In 2021, we achieved ten consecutive months of weighted average consolidated senior housing occupancy growth on a sequential basis. During the latter half of 2021, we believe the nationwide spread of the COVID-19 Delta variant caused some moderation in our sequential monthly occupancy growth rate as some potential residents and their families were more cautious, or temporarily delayed their decision regarding moving into senior living communities in certain areas as the Delta variant spread. According to data from NIC, senior housing occupancy increased 220 basis points from the first quarter to the fourth quarter of 2021 for stabilized portfolios. Our weighted average consolidated senior housing occupancy increased 390 basis points during such period. The table below sets forth our consolidated occupancy trend during the pandemic.

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021
Weighted average	83.2%	78.7%	75.3%	72.7%	69.6%	70.5%	72.5%	73.5%
Quarter end	82.2%	77.8%	75.0%	71.5%	70.6%	72.6%	74.2%	74.5%

	Jan 2021	Feb 2021	Mar 2021	Apr 2021	May 2021	Jun 2021	Jul 2021	Aug 2021	Sep 2021	Oct 2021	Nov 2021	Dec 2021	Jan 2022
Weighted average	70.0%	69.4%	69.4%	69.9%	70.5%	71.2%	72.0%	72.5%	73.0%	73.3%	73.5%	73.6%	73.4%
Month end	70.4%	70.1%	70.6%	71.1%	71.6%	72.6%	73.3%	73.7%	74.2%	74.5%	74.3%	74.5%	74.2%

We began to experience our typical seasonality pattern in January 2022. We cannot predict with reasonable certainty when our occupancy will return to pre-COVID-19 pandemic levels.

Revenue and Expense Impacts. In the aggregate, for the years ended December 31, 2021 and 2020, and compared to our pre-pandemic expectations for 2020, we estimate the pandemic has resulted in $660.1 million of lost resident fee revenue, including $556.5 million in our consolidated senior housing portfolio. Estimated lost resident fee revenue for 2021 includes $328.0 million in our consolidated senior housing portfolio and $51.0 million in our former Health Care Services segment.

In the aggregate, for the years ended December 31, 2021 and 2020, we have incurred $173.2 million of facility operating expense for incremental direct costs to respond to the pandemic, including $47.7 million for the year ended December 31, 2021. The direct costs include those for: acquisition of additional PPE, medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers compensation, and health plan expense; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. For the years ended December 31, 2021 and 2020, we recorded $23.0 million and $105.6 million, respectively, of non-cash impairment charges in our operating results for our operating lease right-of-use assets and property, plant and equipment and leasehold intangibles, primarily due to the COVID-19 pandemic and lower than expected operating performance at certain communities.

Financial Relief. The CARES Act, signed into law on March 27, 2020, and Paycheck Protection Program and Health Care Enhancement Act, signed into law on April 24, 2020, provide liquidity and financial relief to certain businesses, among other things. Certain impacts of such programs are provided below.

•During the years ended December 31, 2021 and 2020, we accepted $0.8 million and $109.8 million, respectively, of cash from grants from the Provider Relief Fund administered by HHS, under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. During the three months ended December 31, 2021, we applied for the Phase 4 general distribution from the Provider Relief Fund. We expect to receive the Phase 4 general distribution during the first half of 2022. We intend to pursue any additional funding that may become available. There can be no assurance that we will qualify for, or receive, such future grants in the amount we expect, that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by HHS, or that future funding programs will be made available for which we qualify.

•During the year ended December 31, 2020, we received $87.5 million under the Accelerated and Advance Payment Program administered by CMS, $75.2 million of which related to our former Health Care Services segment and $12.3 million of which related to our CCRCs segment. Recoupment of advanced payments began one year after payments were issued at a rate of 25% of Medicare payments for the first eleven months following the anniversary of issuance and at a rate of 50% of Medicare payments for the next six months. Any outstanding balance of advanced payments will be due following such recoupment period. During the year ended December 31, 2021, $20.8 million of the advanced payments were recouped. Pursuant to the sale of 80% of our equity in our Health Care Services segment, $63.6 million of such obligations related to our former Health Care Services segment were retained by the unconsolidated HCS Venture. As of December 31, 2021, the outstanding balance of advanced payments related to our CCRCs segment was $3.1 million, for which we expect recoupment during 2022.

•During the year ended December 31, 2020, we deferred payment of $72.7 million of the employer portion of social security payroll taxes incurred from March 27, 2020 through December 31, 2020 pursuant to the CARES Act. Pursuant to the sale of 80% of our equity in our Health Care Services segment, $9.6 million of such obligations related to our former Health Care Services segment were retained by the unconsolidated HCS Venture. In December 2021, we paid $31.6 million of the retained deferred amount and the remaining deferred amount of $31.6 million is due December 31, 2022.

•We were eligible to claim the employee retention credit for certain of our associates under the CARES Act. The credit for 2020 was available to employers that fully or partially suspended operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19, and was equal to 50% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $5,000 per employee. During the year ended December 31, 2021, we recognized $9.9 million of employee retention credits on wages paid from March 12, 2020 to December 31, 2020 within other operating income, for which we have received $3.4 million in cash as of December 31, 2021. The credit was modified and extended by subsequent legislation for wages paid from January 1, 2021 through December 31, 2021, and we are assessing our eligibility to claim such credit. There can be no assurance that we will qualify for, or receive, credits in the amount or on the timing we expect.

In addition to the grants described above, during the years ended December 31, 2021 and 2020, we received and recognized $1.7 million and $5.9 million, respectively, of other operating income from grants from other government sources.

We cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on our business, results of operations, cash flow, and liquidity, and our response efforts may continue to delay or negatively impact our strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan, and other expenses; potentially greater use of contract labor and overtime due to COVID-19 and general labor market conditions; the impact of COVID-19 on our ability to complete financings and refinancings of various assets or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements, including the costs of unfunded, mandatory testing of residents and associates and provision of test kits to our health plan participants; increased enforcement actions resulting from COVID-19; government action that may limit our collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.

Community Labor

We continue to experience pressures associated with the intensely competitive labor environment, which during 2021 included increased associate turnover, difficulty in timely filling open positions, and increasing wages. Continued increased competition for, or a shortage of, nurses or other associates, including due to the COVID-19 pandemic, general labor market conditions, low levels of unemployment, or general inflationary pressures, have required and may require that we enhance our pay and benefits package to compete effectively for such associates. We have increased our recruiting efforts to fill open positions, reviewed wage rates in all of our markets, made appropriate adjustments, and will monitor to remain competitive. We seek to ensure that our communities are staffed with full and part-time associates and our use of more expensive contract labor and overtime has increased to cover open positions. Third-party staffing agencies from which we source contract labor have increased the rates they charge which has resulted in increases in the cost of contract labor. Our labor expense in our same community portfolio increased 2.6% in 2021 from 2020, and we expect that our same community labor expense will grow at a higher percentage in

2022 compared to 2021 as a result of an increase in our labor costs near the end of 2021, merit and market wage rate adjustments, and an anticipated increase in hours worked as our occupancy levels grow. As we fill more full and part-time positions, we expect to use less contract labor and overtime.

Resident Fee Rates

The rates charged at communities are highly dependent on local market conditions and the competitive environment in which the communities operate. Substantially all of our private pay senior housing residency agreements allow for adjustments in the monthly rate payable on 90 or fewer days’ notice which enables us to seek increases in monthly rates due to inflation or other factors. Increases for level of care changes or additional services are typically allowed immediately upon notice of the change. Generally, we have increased our monthly rates, including rates for care and other services, for private pay residents on an annual basis beginning January 1 each year. We have recently made the annual rate adjustment for our in-place private pay residents, which was higher than our typical annual rate adjustment. Such adjustment reflects our increased costs associated with additional efforts to serve and care for our residents during the pandemic, the current inflationary environment, and the intensely competitive labor environment. The rate adjustment could result in a decrease in occupancy in our communities, and any use of promotional or other discounting would offset a portion of such rate adjustments in our RevPAR and RevPOR results. In addition, the rate adjustment may not be sufficient to offset our increased costs.

Liquidity

During 2021, we received net cash proceeds of $347.6 million pursuant to the sale of 80% of our equity in our Health Care Services segment and the resulting HCS Venture's subsequent sale of certain agencies to LHC Group Inc. On October 1, 2021, we issued $230.0 million principal amount of 2.00% convertible senior notes due 2026. We received net proceeds of $224.3 million at closing after the deduction of the initial purchasers’ discount. We used $15.9 million of the net proceeds to pay the cost of capped call transactions entered into in connection with the issuance, which are expected generally to reduce or offset potential dilution to holders of our common stock. During the three months ended December 31, 2021, we repaid a $45.0 million note payable and $284.4 million of mortgage debt, including $143.0 million of mortgage debt on 11 communities for which we obtained $100.0 million of debt secured by non-recourse first mortgages. Such repayments represented substantially all of our remaining 2022 maturities.
As of December 31, 2021, our total liquidity was $536.8 million, consisting of $347.0 million of unrestricted cash and cash equivalents, $182.4 million of marketable securities, and $7.4 million of availability on our secured credit facility. We continue to seek opportunities to preserve and enhance our liquidity, including through increasing our RevPAR, maintaining expense discipline, continuing to evaluate our financing structure and the state of debt markets, monetizing non-strategic or underperforming owned assets, and seeking further government-sponsored financial relief related to the pandemic. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief.

Transaction Activity

Sale of Health Care Services

On July 1, 2021, we completed the sale of 80% of our equity in our Health Care Services segment to affiliates of HCA Healthcare for a purchase price of $400.0 million in cash, subject to certain adjustments set forth in the Purchase Agreement dated February 24, 2021, including a reduction for the remaining outstanding balance as of the closing of Medicare advance payments and deferred payroll tax payments related to the HCS Sale. We received net cash proceeds of $312.6 million, including $305.8 million at closing on July 1, 2021 and $6.8 million upon completion of the post-closing net working capital adjustment in October 2021. The Purchase Agreement also contained certain agreed upon indemnities for the benefit of the purchaser. At closing of the transaction, we retained a 20% equity interest in the HCS Venture.

The results and financial position of the Health Care Services segment were deconsolidated from our consolidated financial statements as of July 1, 2021 and our 20% equity interest in the HCS Venture is accounted for under the equity method of accounting subsequent to that date. As of July 1, 2021, we recognized a $100.0 million asset within investment in unconsolidated ventures on our consolidated balance sheet for the estimated fair value of our retained 20% noncontrolling interest in the HCS Venture. We recognized a $286.5 million gain on sale, net of transaction costs, within our consolidated statement of operations for the year ended December 31, 2021 for the HCS Sale. Refer to Note 21 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for selected financial data for the Health Care Services segment through June 30, 2021.

On November 1, 2021, the HCS Venture sold certain home health, hospice, and outpatient therapy agencies in areas not served by HCA Healthcare to LHC Group Inc. Upon the completion of the sale, we received $35.0 million of cash distributions from the HCS Venture from the net sale proceeds, which decreased our investment in unconsolidated ventures. We continue to own a 20% equity interest in the remaining HCS Venture, which continues to operate home health, hospice, and outpatient therapy agencies in areas served by HCA Healthcare.

Community Transactions

During 2021, we continued execution on our ongoing capital recycling program through which we have exited non-strategic or underperforming owned assets or leases. Such activities during 2021 included the sale of three owned communities and the termination of triple-net lease obligations on two communities. Additionally, we have reduced our management of communities on behalf of former unconsolidated ventures and third parties, representing a net reduction of 42 managed communities during the year.

During the year ended December 31, 2021, we completed the sale of three owned communities (249 units) for cash proceeds of $16.5 million, net of transaction costs. In addition to the conveyance of five communities to Ventas, Inc. ("Ventas") during the year ended December 31, 2020, described below, we completed the sale of two owned communities (375 units) for cash proceeds of $38.1 million, net of transaction costs.

During the year ended December 31, 2022, we expect to close on the disposition of two owned unencumbered communities (130 units) classified as held for sale as of December 31, 2021 and the termination of our lease obligations on two communities (194 units) for which we have provided notice of non-renewal. The closings of the various pending and expected transactions are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Summaries of the foregoing transactions are below. See also Note 4 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about the transactions.

Ventas Lease Restructuring

On July 26, 2020 (the "Effective Date"), we entered into definitive agreements with Ventas in connection with the restructuring of our lease arrangements with Ventas, including a Master Transaction Letter Agreement (the "Master Agreement"). Pursuant to the Master Agreement:

~~•~~On the Effective Date the parties entered into the Amended and Restated Master Lease and Security Agreement (the "Master Lease") and Amended and Restated Guaranty (the "Guaranty"), which amended and restated the prior Master Lease and Security Agreement and prior Guaranty, each dated as of April 26, 2018 and as amended from time to time. Pursuant to the Master Lease, we continue to lease 120 communities (10,174 units) for an aggregate initial annual minimum rent of approximately $100.0 million, which reflects a reduction of approximately $83 million of annual minimum rent in effect prior to the transaction. Effective on January 1 of each lease year, beginning January 1, 2022, the annual minimum rent is subject to a 3% escalator. The initial term of the Master Lease ends December 31, 2025, with two 10-year extension options available to us. The annual minimum rent for the initial lease year of any such renewal term will be the greater of the fair market rental of the communities or the increased annual minimum rent for such lease year applying the foregoing 3% escalator. The Master Lease removed the prior provision that would have automatically extended the initial term in the event of the consummation of a change of control transaction by us. The Master Lease requires us to spend (or escrow with Ventas) a minimum of $1,500 per unit on a community-level basis and $3,600 per unit on an aggregate basis of all communities, in each case per 24-month period ending December 31 during the lease term, commencing with the 24-month period ended December 31, 2021. In addition, Ventas agreed to fund costs associated with certain pre-approved capital expenditure projects in the aggregate amount of up to $37.8 million. Upon disbursement of such expenditures, the annual minimum rent under the Master Lease will increase by the amount of the disbursement multiplied by 50% of the sum of the then current 10-year treasury note rate and 4.5%. The transaction agreements with Ventas further provide that the Master Lease and certain other agreements between the parties will be cross-defaulted.

Our subsidiaries' obligations under the Master Lease are guaranteed at the parent level pursuant to the Guaranty. The Guaranty removed the prior requirements that we satisfy, at the parent level, financial covenants and that we maintain a security deposit with Ventas. The Guaranty also removed the prior right of Ventas to terminate the Master Lease on the basis of parent level financial covenants. Pursuant to the terms of the Guaranty, we may consummate a change of control transaction without the need for consent of Ventas so long as certain objective conditions are satisfied, including the post-transaction guarantor’s maintaining a minimum tangible net worth of at least $600.0 million, having minimum levels of operational experience and reputation in the senior living industry, and paying a change of control fee of $25.0 million to Ventas. The Guaranty removed the prior provisions that would have required that such post-transaction guarantor satisfy a maximum leverage ratio level, that we fund additional capital expenditures, and that we extend the term upon the occurrence of the change in control transaction. Under the terms of the Guaranty, commencing January 1, 2024 (and until such time (if any) as we exercise our lease term extension option with respect to the Master Lease), Ventas shall have the right to terminate the Master Lease (with respect to one or more communities), provided that the trailing twelve month coverage ratio of each such community is less than 0.9x and provided further that the removal and termination of any such communities does not result in a portfolio coverage ratio with respect to the remaining communities in the Master Lease that is less than the portfolio coverage ratio prior to such removal and termination.

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

•On the Effective Date, we conveyed five owned communities (471 units) to Ventas in full release and satisfaction of $78.4 million principal amount of indebtedness secured by the communities. Upon closing, the parties entered into new terminable, market rate management agreements pursuant to which we manage the communities. We also paid to Ventas $115.0 million in cash, released all security deposits to Ventas under the former guaranty (which included the release of a $42.4 million deposit held by Ventas and the payment of $4.2 million in cash as settlement of the amount of letters of credit), and issued a $45.0 million unsecured interest-only promissory note to Ventas. The initial interest rate of the promissory note was 9.0% per annum and was subject to increase by 0.50% on each anniversary of the date of issuance. The promissory note was scheduled to mature on the earlier of December 31, 2025 or the occurrence of a change of control transaction (as defined in the Guaranty). In October 2021, we repaid the $45.0 million promissory note without premium or penalty.

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

Healthpeak CCRC Venture and Master Lease Transactions

On October 1, 2019, we entered into definitive agreements, including a Master Transactions and Cooperation Agreement (the "MTCA") and an Equity Interest Purchase Agreement (the "Purchase Agreement"), providing for a multi-part transaction with Healthpeak Properties, Inc. ("Healthpeak"). The parties subsequently amended the agreements to include one additional entry fee CCRC community as part of the sale of our interest in our unconsolidated entry fee CCRC venture with Healthpeak (the "CCRC Venture") (rather than removing the community from the CCRC Venture for joint marketing and sale). The components of the multi-part transaction included:

•CCRC Venture Transaction. Pursuant to the Purchase Agreement, on January 31, 2020, Healthpeak acquired our 51% ownership interest in the CCRC Venture, which held 14 entry fee CCRCs (6,383 units) for a total purchase price of $289.2 million, net of a $5.9 million post-closing net working capital adjustment paid to Healthpeak during the three months ended June 30, 2020 (representing an aggregate valuation of $1.06 billion less portfolio debt, subject to a net working capital adjustment). We recognized a $369.8 million gain on sale of assets for year ended December 31, 2020, and we derecognized the net equity method liability for the sale of the ownership interest in the CCRC Venture. At the closing, the parties terminated the existing management agreements on the 14 entry fee CCRCs, Healthpeak paid us a $100.0 million management agreement termination fee, and we transitioned operations of the entry fee CCRCs to a new operator. We recognized $100.0 million of management fee revenue for the three months ended March 31, 2020 for the management termination fee. The sale of our interest in the CCRC Venture and the $100.0 million of management termination fees generated approximately $579.0 million of taxable income in three months ended March 31, 2020. We utilized operating losses and tax loss carryforwards to offset the federal taxable gain on this transaction. Prior to the January 31, 2020 closing, the parties moved the remaining two entry fee CCRCs (889 units) into a new unconsolidated venture on substantially the same terms as the CCRC Venture to accommodate the sale of such two communities.

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

During the year ended December 31, 2021, the new unconsolidated entry fee CCRC venture completed the sale of the two remaining entry fee CCRCs for cash proceeds of $14.0 million, net of associated mortgage debt repayments and transaction costs. Subsequent to the sale transaction, the new unconsolidated entry fee CCRC venture has no continuing operations. During the year ended December 31, 2021, we received $8.3 million of cash distributions from the new unconsolidated entry fee CCRC venture and recognized $13.6 million of equity in earnings of unconsolidated ventures for our proportionate share of the net income of the new unconsolidated entry fee CCRC venture, which was primarily comprised of a gain on sale of assets for the sale of the two remaining entry fee CCRCs. Subsequent to these transactions, we have exited substantially all of our entry fee CCRC operations.

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

Revenue and Operating Expense Impacts of Transaction Activity

The table below sets forth our resident fee revenue and facility operating expense attributable to our former Health Care Services segment and communities disposed since January 1, 2019.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Resident fee revenue attributable to Health Care Services and disposed communities	$186,080	$420,118	$581,554
Facility operating expense attributable to Health Care Services and disposed communities	184,275	440,867	546,597

Results of Operations

As of December 31, 2021, our total operations included 679 communities with a capacity to serve over 60,000 residents. As of that date, we owned 347 communities (31,636 units), leased 299 communities (20,949 units), and managed 33 communities (4,824 units). The following discussion should be read in conjunction with our consolidated financial statements and the related notes, which are included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The results of operations for any particular period are not necessarily indicative of results for any future period. Transactions completed during the period of January 1, 2020 to December 31, 2021 affect the comparability of our results of operations, and summaries of such transactions and their impact on our results of operations are discussed above in "Transaction Activity."

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

•RevPAR, or average monthly senior housing resident fee revenue per available unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding revenue from our former Health Care Services segment, revenue for private duty services provided to seniors living outside of our communities, and entrance fee amortization), divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period. We measure RevPAR at the consolidated level, as well as at the segment level with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments. Our management uses RevPAR for decision making, and we believe the measure provides useful information to investors, because the measure is an indicator of senior housing resident fee revenue performance that reflects the impact of both senior housing occupancy and rate.

•RevPOR, or average monthly senior housing resident fee revenue per occupied unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding revenue from our former Health Care Services segment, revenue for private duty services provided to seniors living outside of our communities, and entrance fee amortization), divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period. We measure RevPOR at the consolidated level, as well as at the segment level with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments. Our management uses RevPOR for decision making, and we believe the measure provides useful information to investors, because it reflects the average amount of senior housing resident fee revenue we derive from an occupied unit per month without factoring occupancy rates. RevPOR is a significant driver of our senior housing revenue performance.

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

As of December 31, 2021, we had three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy, and allocating capital resources. On July 1, 2021, we sold 80% of our equity in our Health Care Services segment. For periods beginning July 1, 2021, the results and financial position of our Health Care Services segment were deconsolidated from our consolidated financial statements and our 20% equity interest in the Health Care Services venture is accounted for under the equity method of accounting.

As of December 31, 2021, our Management Services operating segment is no longer identified as a reportable segment as a result of the reduction in the number of communities we manage, which has reduced the operating segment's revenue, operating income, and assets below the reporting threshold.

Discussion of our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. Discussion of our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Comparison of Years Ended December 31, 2021 and 2020

Summary Operating Results

The following table summarizes our overall operating results for the years ended December 31, 2021 and 2020.

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2021	2020	Amount	Percent
Total resident fees and management fees revenue	$2,564,446	$3,023,257	$(458,811)	(15.2)%
Other operating income	12,368	115,749	(103,381)	(89.3)%
Facility operating expense	2,075,863	2,341,859	(265,996)	(11.4)%
Net income (loss)	(99,364)	81,945	(181,309)	NM
Adjusted EBITDA	138,476	264,387	(125,911)	(47.6)%

The decrease in total resident fees and management fees revenue was primarily attributable to a $348.7 million decrease in resident fees, including a 5.0% decrease in same community RevPAR, comprised of a 620 basis point decrease in same community weighted average occupancy and a 3.2% increase in same community RevPOR. In addition, the deconsolidation of results of the Health Care Services segment effective July 1, 2021 resulted in a decrease of $181.8 million of resident fees compared to prior year. The disposition of 17 communities through sales and conveyances of owned communities and lease terminations since the beginning of the prior year resulted in $41.4 million less in resident fees during the year ended December 31, 2021 compared to the prior year. Management fee revenue decreased $110.1 million primarily due to $100.0 million of management fee revenue recognized during the prior year for the management termination fee payment from Healthpeak and transition of management agreements on 67 net communities subsequent to the beginning of the prior year.

During the years ended December 31, 2021 and 2020, we recognized $12.4 million and $115.7 million, respectively, of government grants and employee retention credits as other operating income based on our estimates of our satisfaction of the conditions of the grants and credits during the period.

The decrease in facility operating expense was primarily attributable to a $216.4 million decrease in facility operating expenses for the Health Care Services segment, primarily due to deconsolidation of results of the segment effective July 1, 2021, which resulted in a $186.4 million decrease in facility operating expenses. Additionally, the disposition of communities since the beginning of the prior year resulted in $40.2 million less in facility operating expense during the year ended December 31, 2021 compared to the prior year. Same community facility operating expense decreased 0.6% which was primarily due to a $52.9 million decrease in non-labor incremental direct costs to respond to the COVID-19 pandemic. The decrease in same community facility operating expense was partially offset by a $30.2 million, or 2.6%, increase in our same community labor expense primarily resulting from an increase in the use of contract labor and overtime to cover open positions, offset by decreases in incremental direct labor costs to respond to the COVID-19 pandemic and decreases in employee benefit expense and workers compensation expense due to lower claims. For the year ended December 31, 2022, we expect our same community labor expense will grow at a higher percentage as a result of an increase in our labor costs near the end of 2021, merit and market wage rate adjustments, and an anticipated increase in hours worked as our occupancy levels grow. Facility operating expense for the years ended December 31, 2021 and 2020 includes $47.7 million and $125.5 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

The change in net income (loss) was primarily attributable to the net impact of the revenue, other operating income, and facility operating expense factors previously discussed, as well as an $85.7 million decrease in net gain on sale of assets, primarily due to a $369.8 million gain on sale of assets recognized for the sale of our ownership interest in the CCRC Venture during the prior year compared to the $286.5 million gain related to the sale of 80% of our equity in our Health Care Services segment in the current year. These decreases were partially offset by decreases in non-cash asset impairment expense, facility operating lease expense, general and administrative expense, and depreciation and amortization expense compared to the prior year period.

The decrease in Adjusted EBITDA was primarily attributable to the revenue, other operating income, and facility operating expense factors previously discussed, partially offset by a $162.7 million decrease in cash facility operating lease payments, primarily reflecting reduced cash lease payments as a result of the lease restructuring transaction with Ventas on July 26, 2020, and a decrease in general and administrative expense as a result of the HCS Sale.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the years ended December 31, 2021 and 2020 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2021	2020	Amount		Percent
Resident fees	$2,369,684	$2,525,757	$(156,073)		(6.2)%
Other operating income	$9,263	$92,862	$(83,599)		(90.0)%
Facility operating expense	$1,904,410	$1,954,025	$(49,615)		(2.5)%

Number of communities (period end)	646	651	(5)		(0.8)%
Number of units (period end)	52,585	52,982	(397)		(0.7)%
Total average units	52,840	53,687	(847)		(1.6)%
RevPAR	$3,734	$3,917	$(183)		(4.7)%
Occupancy rate (weighted average)	71.5%	77.5%	(600)	bps	n/a
RevPOR	$5,221	$5,054	$167		3.3%

Same Community Operating Results and Data
Resident fees	$2,224,458	$2,342,245	$(117,787)		(5.0)%
Other operating income	$8,324	$83,446	$(75,122)		(90.0)%
Facility operating expense	$1,778,352	$1,789,615	$(11,263)		(0.6)%

Number of communities	632	632	—		—
Total average units	49,655	49,652	3		—
RevPAR	$3,733	$3,931	$(198)		(5.0)%
Occupancy rate (weighted average)	71.5%	77.7%	(620)	bps	n/a
RevPOR	$5,221	$5,061	$160		3.2%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the years ended December 31, 2021 and 2020, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2021	2020	Amount		Percent
Resident fees	$475,538	$512,598	$(37,060)		(7.2)%
Other operating income	$1,512	$11,823	$(10,311)		(87.2)%
Facility operating expense	$330,942	$341,608	$(10,666)		(3.1)%

Number of communities (period end)	68	68	—		—
Number of units (period end)	12,567	12,534	33		0.3%
Total average units	12,556	12,533	23		0.2%
RevPAR	$3,156	$3,408	$(252)		(7.4)%
Occupancy rate (weighted average)	74.2%	81.8%	(760)	bps	n/a
RevPOR	$4,252	$4,165	$87		2.1%

Same Community Operating Results and Data
Resident fees	$461,962	$499,576	$(37,614)		(7.5)%
Other operating income	$1,474	$11,536	$(10,062)		(87.2)%
Facility operating expense	$320,700	$331,360	$(10,660)		(3.2)%

Number of communities	66	66	—		—
Total average units	12,164	12,157	7		0.1%
RevPAR	$3,165	$3,425	$(260)		(7.6)%
Occupancy rate (weighted average)	74.3%	81.8%	(750)	bps	n/a
RevPOR	$4,262	$4,187	$75		1.8%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 750 basis point decrease in same community weighted average occupancy and a 1.8% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the loss of 1,340 basis points of weighted average occupancy from March 2020 through February 2021 related to the COVID-19 pandemic, which was partially offset by a 190 basis points increase in weighted average occupancy thereafter through December 2021. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases.

The decrease in the segment's facility operating expense was primarily attributable to a decrease in the segment's same community facility operating expense, including a $10.1 million decrease in incremental direct costs to respond to the COVID-19 pandemic and a decrease in food costs due to reduced occupancy during the year. These decreases in the segment's same community facility operating expense were partially offset by an increase in advertising costs as we scaled back advertising during the prior year as a result of the initial year of the pandemic. The segment's facility operating expense for the years ended December 31, 2021 and 2020 includes $5.9 million and $16.1 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the years ended December 31, 2021 and 2020, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2021	2020	Amount		Percent
Resident fees	$1,589,721	$1,691,276	$(101,555)		(6.0)%
Other operating income	$5,963	$62,585	$(56,622)		(90.5)%
Facility operating expense	$1,301,364	$1,325,260	$(23,896)		(1.8)%

Number of communities (period end)	559	563	(4)		(0.7)%
Number of units (period end)	34,816	35,126	(310)		(0.9)%
Total average units	34,977	35,530	(553)		(1.6)%
RevPAR	$3,787	$3,967	$(180)		(4.5)%
Occupancy rate (weighted average)	70.7%	76.5%	(580)	bps	n/a
RevPOR	$5,357	$5,184	$173		3.3%

Same Community Operating Results and Data
Resident fees	$1,561,748	$1,646,054	$(84,306)		(5.1)%
Other operating income	$5,771	$61,145	$(55,374)		(90.6)%
Facility operating expense	$1,277,679	$1,284,251	$(6,572)		(0.5)%

Number of communities	553	553	—		—
Total average units	34,306	34,310	(4)		—
RevPAR	$3,794	$3,998	$(204)		(5.1)%
Occupancy rate (weighted average)	70.6%	76.5%	(590)	bps	n/a
RevPOR	$5,374	$5,224	$150		2.9%

The decrease in the segment's resident fees was primarily attributable to a decrease in the segment's same community RevPAR, comprised of a 590 basis point decrease in same community weighted average occupancy and a 2.9% increase in same community RevPOR. The decrease in the segment's same community weighted average occupancy primarily reflects the loss of 1,360 basis points of weighted average occupancy from March 2020 through February 2021 related to the COVID-19 pandemic, which was partially offset by a 510 basis points increase in weighted average occupancy thereafter through December 2021. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases. Additionally, the disposition of 14 communities (1,120 units) since the beginning of the prior year resulted in $18.7 million less in resident fees during the year ended December 31, 2021 compared to the prior year.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year, which resulted in $17.6 million less in facility operating expense during the year ended December 31, 2021 compared to the prior year, and a decrease in the segment's same community facility operating expense. The decrease in the segment's same community facility operating expense was primarily attributable to a $41.2 million decrease in non-labor incremental direct costs to respond to the COVID-19 pandemic. The decrease in the segment's same community facility operating expense was partially offset by a $26.3 million, or 3.1%, increase in the segment's same community labor expense primarily resulting from an increase in the use of contract labor and overtime to cover open positions, offset by decreases in incremental direct labor costs to respond to the COVID-19 pandemic and decreases in employee benefit expense and workers compensation expense due to lower claims. The segment's facility operating expense for the years ended December 31, 2021 and 2020 includes $32.3 million and $82.5 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the years ended December 31, 2021 and 2020, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2021	2020	Amount		Percent
Resident fees	$304,425	$321,883	$(17,458)		(5.4)%
Other operating income	$1,788	$18,454	$(16,666)		(90.3)%
Facility operating expense	$272,104	$287,157	$(15,053)		(5.2)%

Number of communities (period end)	19	20	(1)		(5.0)%
Number of units (period end)	5,202	5,322	(120)		(2.3)%
Total average units	5,307	5,624	(317)		(5.6)%
RevPAR	$4,753	$4,738	$15		0.3%
Occupancy rate (weighted average)	70.6%	74.2%	(360)	bps	n/a
RevPOR	$6,733	$6,389	$344		5.4%

Same Community Operating Results and Data
Resident fees	$200,748	$196,615	$4,133		2.1%
Other operating income	$1,079	$10,765	$(9,686)		(90.0)%
Facility operating expense	$179,973	$174,004	$5,969		3.4%

Number of communities	13	13	—		—
Total average units	3,185	3,185	—		—
RevPAR	$5,252	$5,144	$108		2.1%
Occupancy rate (weighted average)	70.9%	74.3%	(340)	bps	n/a
RevPOR	$7,410	$6,923	$487		7.0%

The decrease in the segment's resident fees was primarily attributable to the disposition of three communities (576 units) since the beginning of the prior year, which resulted in $22.7 million less in resident fees during the year ended December 31, 2021 compared to the prior year. The decrease in the segment's resident fees was partially offset by an increase in the segment's same community RevPAR, comprised of a 7.0% increase in same community RevPOR and a 340 basis point decrease in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of an occupancy mix shift from less independent living services to more skilled nursing services within the segment and in-place rent increases. The decrease in the segment's same community weighted average occupancy primarily reflects the loss of 1,440 basis points of weighted average occupancy from March 2020 through February 2021 related to the COVID-19 pandemic, which was partially offset by a 640 basis points increase in weighted average occupancy thereafter through December 2021.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year, which resulted in $22.6 million less in facility operating expense during the year ended December 31, 2021 compared to the prior year period, partially offset by an increase in the segment's same community facility operating expense. The increase in the segment's same community facility operating expense was primarily attributable to a $6.9 million, or 5.9%, increase in the segment's same community labor expense primarily resulting from an increase in the use of contract labor and overtime to cover open positions, offset by decreases in incremental direct labor costs to respond to the COVID-19 pandemic and decreases in employee benefit expense and workers compensation expense due to lower claims. The segment's facility operating expense for the years ended December 31, 2021 and 2020 includes $7.4 million and $18.8 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the years ended December 31, 2021 and 2020.

(in thousands)	Years Ended December 31,		Increase (Decrease)
	2021	2020	Amount	Percent
Management fees	$20,598	$130,690	$(110,092)	(84.2)%
Reimbursed costs incurred on behalf of managed communities	181,445	401,189	(219,744)	(54.8)%
Costs incurred on behalf of managed communities	181,445	401,189	(219,744)	(54.8)%
General and administrative expense	184,916	206,575	(21,659)	(10.5)%
Facility operating lease expense	174,358	224,033	(49,675)	(22.2)%
Depreciation and amortization	337,613	359,226	(21,613)	(6.0)%
Asset impairment	23,003	107,308	(84,305)	(78.6)%
Loss (gain) on facility operating lease termination, net	(2,003)	(2,303)	300	13.0%
Interest income	1,349	4,799	(3,450)	(71.9)%
Interest expense	195,140	208,779	(13,639)	(6.5)%
Gain (loss) on debt modification and extinguishment, net	(1,932)	10,896	(12,828)	NM
Equity in earnings (loss) of unconsolidated ventures	10,394	(2,107)	12,501	NM
Gain (loss) on sale of assets, net	288,835	374,532	(85,697)	(22.9)%
Other non-operating income (loss)	5,903	5,648	255	4.5%
Benefit (provision) for income taxes	8,163	(5,352)	13,515	NM

Management Fees. The decrease in management fees was primarily attributable to $100.0 million of management agreement termination fees recognized for the year ended December 31, 2020 for the management agreement termination fee received from Healthpeak in connection with the sale of our ownership interest in the CCRC Venture. As of December 31, 2021, we have completed the transition of management arrangements on 67 net communities since the beginning of the prior year, generally for management arrangements on certain former unconsolidated ventures in which we sold our interest and interim management arrangements on formerly leased communities. Management fees of $20.6 million for the year ended December 31, 2021 include $5.2 million of management agreement termination fees and $2.7 million of other management fees attributable to communities for which our management agreements were terminated during such period.

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year.

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to decreases in transaction and organizational restructuring costs, compensation costs as a result of reductions in our corporate headcount related to the sale of 80% of our equity in our Health Care Services segment and as we scaled our general and administrative costs in connection with community dispositions, and non-cash stock-based compensation expense. These decreases were partially offset by an increase in incentive compensation costs. General and administrative expense includes transaction and organizational restructuring costs of $3.8 million and $13.4 million for the years ended December 31, 2021 and 2020, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs. General and administrative expense of $184.9 million for the year ended December 31, 2021 includes direct general and administrative expense attributable to the Health Care Services segment, which was deconsolidated on July 1, 2021.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily due to the Ventas lease portfolio restructuring during the prior year and lease termination activity since the beginning of the prior year.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to disposition activity since the beginning of the prior year and leasehold improvements for certain leased communities becoming fully depreciated since the beginning of the prior year.

Asset Impairment. During the current year, we recorded $23.0 million of non-cash impairment charges, primarily for right-of-use assets for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic and for natural disaster related property damage sustained at certain communities during the year. During the prior year, we recorded $107.3 million of non-cash impairment charges, primarily for right-of-use assets for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic.

Interest Expense. The decrease in interest expense was primarily due to a decrease in interest expense on long-term debt, reflecting the impact of lower interest rates, and the acquisition of communities previously subject to financing leases since the beginning of the prior year.

Gain (Loss) on Debt Modification and Extinguishment, Net. The decrease in gain (loss) on debt modification and extinguishment, net was primarily due to a $19.7 million gain on debt extinguishment recognized during the year ended December 31, 2020 for the extinguishment of financing lease obligations for the acquisition from Healthpeak of eight communities which were previously subject to sale-leaseback transactions in which we were deemed to have continuing involvement. This gain was partially offset by $7.9 million of costs incurred during the three months ended September 30, 2020 for debt modifications and extinguishments.

Equity in Earnings (Loss) of Unconsolidated Ventures. The change in equity in earnings (loss) of unconsolidated ventures was primarily due to the gain on sale of assets recognized by our CCRC Venture for the sale of the two remaining entry fee CCRCs during the current year.

Gain (Loss) on Sale of Assets, Net. The decrease in gain on sale of assets, net was primarily due to a $369.8 million gain on sale of assets recognized for the sale of our ownership interest in the CCRC Venture during the prior year compared to the $286.5 million gain related to the HCS Sale in the current year.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the years ended December 31, 2021 and 2020 was primarily due to the tax impact of the multi-part transaction with Healthpeak that occurred in the three months ended March 31, 2020 and the HCS Sale in the three months ended September 30, 2021. The impact represented the tax expense recorded on the gain on the sale of our interest in the CCRC Venture and the HCS Sale, offset by a decrease in the valuation allowance that was a direct result of the multi-part transaction with Healthpeak and the HCS Sale.

We recorded an aggregate deferred federal, state, and local tax expense of $3.2 million for the year ended December 31, 2021, of which $104.3 million was recorded as the result of the HCS Sale that occurred on July 1, 2021, offset by a benefit of $101.1 million as a result of the operating loss for the year ended December 31, 2021. The tax expense was offset by a decrease in the valuation allowance of $13.0 million, resulting from the HCS Sale, current operating losses, and the anticipated reversal of future tax liabilities offset by future tax deductions.

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

Liquidity

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows, and our Adjusted Free Cash Flow.

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2021	2020	Amount
Net cash provided by (used in) operating activities	$(94,634)	$205,649	$(300,283)
Net cash provided by (used in) investing activities	181,457	(425,111)	606,568
Net cash provided by (used in) financing activities	(113,657)	382,913	(496,570)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(26,834)	163,451	(190,285)
Cash, cash equivalents, and restricted cash at beginning of year	465,148	301,697	163,451
Cash, cash equivalents, and restricted cash at end of year	$438,314	$465,148	$(26,834)
Adjusted Free Cash Flow	$(286,694)	$24,181	$(310,875)

The change in net cash provided by (used in) operating activities was attributable primarily to a decrease in same community revenue compared to the prior year, a $111.8 million decrease in government grants and credits received compared to the prior year, the $100.0 million management agreement termination fee payment received from Healthpeak in connection with the sale of our ownership interest in the CCRC Venture in the prior year, $87.5 million of cash received under the Medicare accelerated and advance payment program in the prior year, and the $104.3 million net impact of the $72.7 million of the employer portion of social security payroll taxes deferred during the prior year compared to $31.6 million paid in the current year for the prior year deferred amount. These changes were partially offset by a $162.7 million decrease in cash facility operating lease payments, including the impact of the $119.2 million one-time cash lease payment made to Ventas in connection with our lease restructuring transaction with Ventas effective July 26, 2020. Net cash used in operating activities of $94.6 million in the current year reflects the significant disruption on our business as a result of the COVID-19 pandemic and $52.4 million of repayments and recoupments in the current year as a result of the temporary liquidity relief under the CARES Act received in the prior year.

The change in net cash provided by (used in) investing activities was primarily attributable to $472.2 million of cash paid for the acquisition of communities during the prior year, a $78.0 million increase in proceeds from sales and maturities of marketable securities, a $37.1 million increase in distributions received from unconsolidated ventures, a $16.0 million decrease in purchases of marketable securities, and a $9.2 million decrease in cash paid for capital expenditures compared to the prior year. The change also includes an increase of $2.7 million in proceeds from sale of assets. During the current year, we received net cash proceeds of $312.5 million for the sale of 80% of our equity in our Health Care Services segment. During the prior year, we received $289.2 million of net proceeds for the sale of our interest in our unconsolidated entry fee CCRC venture with Healthpeak.

The change in net cash provided by (used in) financing activities was primarily attributable to a $610.1 million decrease in debt proceeds compared to the prior year, partially offset by a $97.3 million decrease in repayment of debt and financing lease obligations and an $18.1 million decrease in cash paid for share repurchases.

The change in Adjusted Free Cash Flow was primarily attributable to the change in net cash provided by (used in) operating activities.

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

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity. We also have received pandemic-related government relief, including cash grants and advanced Medicare payments, and we have elected to utilize pandemic-related payroll tax deferral program, each as described above.

Our liquidity requirements have historically arisen from:

•working capital;
•operating costs such as employee compensation and related benefits, severance costs, general and administrative expense, and supply costs;
•debt, interest, and lease payments;
•acquisition consideration, lease termination and restructuring costs, and transaction and integration costs;
•capital expenditures and improvements, including the expansion, repositioning, redeveloping, and major renovation of our current communities and the development of new communities;
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
•acquisition consideration;
•transaction costs and investment in our healthcare and wellness initiatives;
•capital expenditures and improvements, including the expansion, renovation, redevelopment, and repositioning of our existing communities;
•cash collateral required to be posted in connection with our financial instruments and insurance programs; and
•other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of December 31, 2021, we had $3.8 billion of debt outstanding, at a weighted average interest rate of 3.4%. As of such date, 94.1%, or $3.6 billion, of our total debt obligations represented non-recourse property-level mortgage financings. As of December 31, 2021, our 2022 mortgage debt maturities are $30.0 million, excluding recurring monthly principal payments.

As of December 31, 2021, we had $1.4 billion of operating and financing lease obligations. For the year ending December 31, 2022, we will be required to make approximately $272.8 million of cash lease payments in connection with our existing operating and financing leases.

As of December 31, 2021, $72.6 million of letters of credit and no cash borrowings were outstanding under our $80.0 million secured credit facility. We also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of December 31, 2021, under which $13.6 million had been issued as of that date.

Total liquidity of $536.8 million as of December 31, 2021 included $347.0 million of unrestricted cash and cash equivalents (excluding restricted cash of $91.3 million), $182.4 million of marketable securities, and $7.4 million of availability on our secured credit facility. Total liquidity as of December 31, 2021 decreased $38.7 million from total liquidity of $575.5 million as of December 31, 2020. The decrease was primarily attributable to $355.9 million of payments of mortgage debt, negative $286.7 million of Adjusted Free Cash Flow, the repayment of a $45.0 million note payable, and $15.9 million paid for the capped call transactions. These decreases in liquidity were partially offset by net cash proceeds of $347.6 million pursuant to the sale of 80% of our equity in our Health Care Services segment and the resulting HCS Venture's subsequent sale of certain agencies to LHC Group Inc., $224.3 million of net proceeds at closing for our offering of $230.0 million principal amount of 2.00% convertible senior notes due 2026, and $100.0 million of proceeds from mortgage debt.

We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand, cash equivalents, and marketable securities will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to seek opportunities to preserve and enhance our liquidity, including through increasing our RevPAR, maintaining expense discipline, continuing to evaluate our financing structure and the state of debt markets, monetizing non-strategic or underperforming owned assets, and seeking further government-sponsored financial relief related to the pandemic. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors." The amount of mortgage financing available for our communities is generally dependent on their appraised values and performance. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. Due to lower operating performance of our communities, generally, resulting from the COVID-19 pandemic, during 2021 we sought and obtained non-agency mortgage financings to partially refinance maturing Freddie Mac and Fannie Mae indebtedness. Until our communities’ performance recovers, we plan to refinance maturities using non-agency financing, and we expect our loan proceeds from such financing generally will be insufficient to fully cover maturing mortgage indebtedness. We have pre-paid substantially all of our 2022 maturities. Our inability to obtain refinancing proceeds sufficient to cover 2023 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures, or to pursue any acquisition, investment, development, or potential lease restructuring opportunities that we identify, or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

The following table summarizes our capital expenditures for the year ended December 31, 2021 for our consolidated business.

(in millions)
Community-level capital expenditures, net (1)	$109.7
Corporate capital expenditures, net (2)	27.7
Non-development capital expenditures, net (3)	137.4
Development capital expenditures, net	3.2
Total capital expenditures, net	$140.6

(1)Reflects the amount invested, net of lessor reimbursements of $42.1 million.

(2)Includes $10.7 million of remediation costs at our communities resulting from natural disasters.

(3)Amount is included in Adjusted Free Cash Flow.

In the aggregate, we expect our full-year 2022 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $160.0 million. In addition, we expect our full-year 2022 development capital expenditures to be approximately $20.0 million, net of anticipated lessor reimbursements, and such projects include those for expansion, repositioning, redeveloping, and major renovation of selected existing senior living communities. We anticipate that our 2022 capital expenditures will be funded from cash on hand, cash equivalents, marketable securities, cash flows from operations, and reimbursements from lessors. As of December 31, 2021, the average age of the buildings in our consolidated senior housing portfolio was approximately 24 years. To support our strategy and to protect the value of our community portfolio and ensure that our communities are in appropriate physical condition, we expect that our community-level non-development capital expenditures, net of lessor reimbursements will continue at annual levels of approximately $2,000 to $2,500 per unit. Our community-level non-development capital expenditures, net of lessor reimbursements, were $2,077 per unit in 2021, and our 2022 plans equate to approximately $2,500 per unit.

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

Indebtedness

As of December 31, 2021, we had $3.8 billion of debt outstanding, at a weighted average interest rate of 3.37%. As of such date, 94.1%, or $3.6 billion, of our total debt obligations represented non-recourse property-level mortgage financings. As of December 31, 2021, we had approximately $2.4 billion of long-term fixed rate debt (including our $230.0 million principal amount of 2.00% convertible senior notes due 2026), at a weighted average interest rate of 3.94%.

Increases in prevailing interest rates as a result of inflation or other factors will increase our payment obligations on our variable-rate obligations to the extent they are unhedged and may increase our future borrowing and hedging costs. In the normal course of business, we enter into interest rate agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. Although we have interest rate cap agreements in place for a majority of our variable-rate debt, these agreements only limit our exposure to increases in interest rates above certain levels and generally must be renewed every two to three years. As of December 31, 2021, we had approximately $1.5 billion of long-term variable rate debt, at a weighted average interest rate of 2.44%. As of such date, $1.2 billion of our debt is variable rate debt subject to interest rate cap agreements. The remaining $226.9 million of our long-term variable rate debt is not subject to any interest rate cap agreements.

The annual aggregate scheduled maturities (including recurring principal payments) of long-term debt outstanding as of December 31, 2021 are as follows (in thousands).

Years Ending December 31,	Long-term Debt	Weighted Rate
2022	$68,609	3.54%
2023	234,453	3.49%
2024	304,294	4.29%
2025	348,044	2.81%
2026	309,269	2.38%
Thereafter	2,606,389	3.43%
Total obligations	3,871,058	3.37%
Less amount representing deferred financing costs, net	(29,846)
Total	$3,841,212

Convertible Senior Notes

On October 1, 2021, we issued $230.0 million principal amount of 2.00% convertible senior notes due 2026 (the "Notes"). We received net proceeds of $224.3 million at closing after the deduction of the initial purchasers’ discount. We used $15.9 million of the net proceeds to pay the cost of the capped call transactions described below. Additionally, we used the remaining net proceeds together with cash on hand to repay $284.4 million of mortgage debt and a $45.0 million note payable.

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

The Notes and the shares of common stock issuable upon conversion of the Notes, if any, have not been, and are not required to be, registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws. The Notes were issued to the initial purchasers in reliance upon Section 4(a)(2) of the Securities Act in transactions not involving any public offering. The Notes were resold by the initial purchasers to persons whom the initial purchasers reasonably believed are "qualified institutional buyers," as defined in, and in accordance with, Rule 144A under the Securities Act.

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

The Capped Call Transactions are separate transactions entered into by us with the Capped Call counterparties and are not part of the terms of the Notes. The Capped Call Transactions had a cost of $15.9 million, which was paid on October 1, 2021 from the proceeds of the Notes. We account for Capped Call Transactions separately from the Notes and recognized the cost as a reduction of additional paid-in capital in the year ended December 31, 2021 as the Capped Call Transactions are indexed to our common stock.

Credit Facilities

On December 11, 2020, we entered into a revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The agreement provides a commitment amount of up to $80.0 million which can be drawn in cash or as letters of credit. The agreement matures on January 15, 2024. Amounts drawn under the facility will bear interest at 30-day LIBOR plus an applicable margin which was 2.75% as of December 31, 2021. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of December 31, 2021. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon borrowing base calculations related to the appraised value and performance of the communities securing the credit facility.

As of December 31, 2021, $72.6 million of letters of credit and no cash borrowings were outstanding under our $80.0 million secured credit facility, and the facility had $7.4 million of availability. We also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of December 31, 2021 under which $13.6 million had been issued as of that date.

Long-Term Leases

As of December 31, 2021, we operated 299 communities under long-term leases (233 operating leases and 66 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. We typically guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or leased property revenue. We are responsible for all operating costs, including repairs, property taxes, and insurance. As of December 31, 2021, the weighted average remaining lease term of our operating and financing leases was 5.9 and 5.3 years, respectively. The lease terms generally provide for renewal or extension options from 5 to 20 years, and, in some instances, purchase options. The lease maturities of our senior housing community leases are as follows without giving effect to future renewals or extension options.

Years Ending December 31,	Community Count	Total Units
2022	39	1,854
2023	—	—
2024	7	904
2025	121	10,286
2026	41	1,994
Thereafter	91	5,911
Total	299	20,949

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions, and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and lease coverage ratios. Our capital expenditure plans for 2022 include required minimum spend of approximately $27.0 million for capital expenditures under certain of our community leases. We are required to spend an average of approximately $26.0 million per year for each of the following three years and approximately $18.0 million in aggregate thereafter under the initial lease terms of such leases. Our lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements and maintain insurance coverage. Certain leases contain cure provisions, which generally allow us to post an additional lease security deposit if the required covenant is not met.

Certain of our master leases contain radius restrictions, which limit our ability to own, develop, or acquire new communities within a specified distance from certain existing communities covered by such agreements. These radius restrictions could negatively affect our ability to expand, develop, or acquire senior housing communities and operating companies.

For the year ended December 31, 2021, our cash lease payments for our operating leases were $210.2 million and for our financing leases were $66.2 million. The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the consolidated balance sheet as of December 31, 2021 are as follows (in millions).

Years Ending December 31,	Minimum Lease Payments
2022	$272.8
2023	261.9
2024	263.8
2025	250.8
2026	136.9
Thereafter	259.3
Total minimum lease payments	$1,445.5

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

As of December 31, 2021, we are in compliance with the financial covenants of our debt agreements and long-term leases.

Summary of Contractual Obligations

The following table presents a summary of our material indebtedness and lease obligations, as of December 31, 2021.

	Payments Due during the Years Ending December 31,
(in millions)	2022	2023	2024	2025	2026	Thereafter	Total

Principal on long-term debt(1)	$68.6	$234.5	$304.3	$348.0	$309.3	$2,606.4	$3,871.1
Interest on long-term debt(2)	130.5	123.4	117.9	103.6	96.2	172.4	744.0
Debt obligations	199.1	357.9	422.2	451.6	405.5	2,778.8	4,615.1
Lease obligations(3)	272.8	261.9	263.8	250.8	136.9	259.3	1,445.5
Total debt and lease obligations	$471.9	$619.8	$686.0	$702.4	$542.4	$3,038.1	$6,060.6

(1)Excludes deferred financing costs of $29.8 million as of December 31, 2021.
(2)Represents contractual interest for all fixed-rate obligations and interest on variable rate instruments at the December 31, 2021 rate applicable for each instrument. As of December 31, 2021, our long-term variable rate debt had a weighted average interest rate of 2.44%. We are subject to market risks from changes in interest rates and increases in prevailing interest rates will increase our payment obligations on our variable-rate obligations.
(3)Reflects future cash lease payments after giving effect to fixed payments (including in-substance fixed payments) and variable payments estimated utilizing the applicable index or rate as of December 31, 2021.

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

Long-Lived Asset Impairment

As of December 31, 2021, our long-lived assets were comprised primarily of $4.9 billion and $0.6 billion of net property, plant and equipment and leasehold intangibles and operating lease right-of-use assets, respectively.

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

Determining the future cash flows of an asset group involves the use of significant estimates and assumptions that are unpredictable and inherently uncertain. These estimates and assumptions include revenue and expense growth rates, operating margins, and asset holding periods used to calculate projected future cash flows. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments. Future events that may result in impairment charges include differences in the projected occupancy rates or monthly service fee rates, changes in the cost structure of existing communities, and our decision to dispose of assets, including execution on our ongoing capital recycling program through exiting non-strategic or underperforming owned assets or leases. Significant adverse changes in our future revenues and/or operating margins, significant changes in the market for senior housing, or the valuation of the real estate of senior living communities, as well as other events and circumstances, including, but not limited to, increased competition and changing economic or market conditions, could result in changes in estimated future cash flows and the determination that additional assets are impaired.

During 2021, 2020, and 2019, we evaluated long-lived depreciable assets and lease right-of-use assets and determined that the carrying amount of these assets exceeded the undiscounted cash flows for certain of our communities. Estimated fair values were determined for these certain properties and we recorded asset impairment charges. The following is a summary of asset impairment expense for these assets.

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Operating lease right-of-use assets	$16.6	$76.3	$10.2
Property, plant and equipment and leasehold intangibles, net	6.4	29.3	27.2
Total	$23.0	$105.6	$37.4

These impairment charges in 2021 and 2020 are primarily due to the COVID-19 pandemic and lower than expected operating performance at these communities and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value. During 2021 and 2020, there was a wide range of possible outcomes as a result of the pandemic, as there was a high degree of uncertainty about its ultimate impacts. In arriving at our cash flow projections, we considered our estimates of the impacts of the pandemic. Management’s estimates of the impacts of the pandemic are highly dependent on variables that are difficult to predict, as further described in Note 3 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data". Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments. These impairment charges in 2019 are primarily due to our decision to dispose of assets, either through sales or lease terminations, or lower than expected performance of the underlying communities and equal the amount by which the carrying amounts of the assets exceed their estimated fair value.

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

Self-Insurance Liability Accruals

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our owned, leased, and managed communities under a master insurance program, our current policies provide for deductibles for each claim and contain various exclusions from coverage. As a result, we are effectively self-insured for claims that are less than the deductible amounts, for claims that exceed the funding level of our wholly-owned captive insurance company, and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits. In addition, we maintain a high-deductible workers compensation program. Third-party insurers are responsible for claim costs above program deductibles and retentions.

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

As of December 31, 2021, we accrued reserves of $109.1 million for general liability, professional liability, and workers compensation programs. During the years ended December 31, 2021, 2020, and 2019, we reduced our estimate of the amount of aggregate accrued liabilities for these programs based on recent claims experience, resulting in decreases to operating expenses by $14.2 million, $4.2 million, and $11.3 million, for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP performance measure that we define as net income (loss) excluding: benefit/provision for income taxes, non-operating income/expense items, and depreciation and amortization; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, cost reduction, or organizational restructuring items that management does not consider as part of our underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include non-cash impairment charges, gain/loss on facility operating lease termination, operating lease expense adjustment, non-cash stock-based compensation expense, and transaction and organizational restructuring costs. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance.

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

Adjusted EBITDA has material limitations as a performance measure, including: (i) excluded interest and income tax are necessary to operate our business under our current financing and capital structure; (ii) excluded depreciation, amortization, and impairment charges may represent the wear and tear and/or reduction in value of our communities, goodwill, and other assets and may be indicative of future needs for capital expenditures; and (iii) we may incur income/expense similar to those for which adjustments are made, such as gain/loss on sale of assets, facility operating lease termination, or debt modification and extinguishment, non-cash stock-based compensation expense, and transaction and other costs, and such income/expense may significantly affect our operating results.

The table below reconciles Adjusted EBITDA from net income (loss).

	Years Ended December 31,
(in thousands)	2021	2020
Net income (loss)	$(99,364)	$81,945
Provision (benefit) for income taxes	(8,163)	5,352
Equity in (earnings) loss of unconsolidated ventures	(10,394)	2,107
Loss (gain) on debt modification and extinguishment, net	1,932	(10,896)
Loss (gain) on sale of assets, net	(288,835)	(374,532)
Other non-operating (income) loss	(5,903)	(5,648)
Interest expense	195,140	208,779
Interest income	(1,349)	(4,799)
Income (loss) from operations	(216,936)	(97,692)
Depreciation and amortization	337,613	359,226
Asset impairment	23,003	107,308
Loss (gain) on facility operating lease termination, net	(2,003)	(2,303)
Operating lease expense adjustment	(23,280)	(136,276)
Non-cash stock-based compensation expense	16,270	20,747
Transaction and organizational restructuring costs	3,809	13,377
Adjusted EBITDA(1)	$138,476	$264,387

(1)Adjusted EBITDA includes:
•$12.4 million and $115.7 million benefit for the years ended December 31, 2021 and 2020, respectively, of government grants and credits recognized in other operating income
•$119.2 million for the year ended December 31, 2020 for the one-time cash lease payment made to Ventas in connection with our lease restructuring transaction effective July 26, 2020
•$100.0 million benefit for the year ended December 31, 2020 for the management agreement termination fee payment received from Healthpeak in connection with the sale of our ownership interest in the CCRC Venture

Adjusted Free Cash Flow

Adjusted Free Cash Flow is a non-GAAP liquidity measure that we define as net cash provided by (used in) operating activities before: distributions from unconsolidated ventures from cumulative share of net earnings, changes in prepaid insurance premiums financed with notes payable, changes in operating lease assets and liabilities for lease termination, cash paid/received for gain/loss on facility operating lease termination, and lessor capital expenditure reimbursements under operating leases; plus: property insurance proceeds and proceeds from refundable entrance fees, net of refunds; less: non-development capital expenditures and payment of financing lease obligations. Non-development capital expenditures are comprised of corporate and community-level capital expenditures, including those related to maintenance, renovations, upgrades, and other major building infrastructure projects for our communities and is presented net of lessor reimbursements. Non-development capital expenditures do not include capital expenditures for: community expansions, major community redevelopment and repositioning projects, and the development of new communities.

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Years Ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$(94,634)	$205,649
Net cash provided by (used in) investing activities	181,457	(425,111)
Net cash provided by (used in) financing activities	(113,657)	382,913
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(26,834)	$163,451

Net cash provided by (used in) operating activities	$(94,634)	$205,649
Distributions from unconsolidated ventures from cumulative share of net earnings	(6,191)	(766)
Changes in operating lease assets and liabilities for lease termination	2,380	—
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(30,965)	(22,242)
Non-development capital expenditures, net	(137,410)	(139,592)
Payment of financing lease obligations	(19,874)	(18,868)
Adjusted Free Cash Flow(1)	$(286,694)	$24,181

(1) Adjusted Free Cash Flow includes transaction and organizational restructuring costs of $3.8 million and $13.4 million for the years ended December 31, 2021 and 2020, respectively. Additionally, Adjusted Free Cash Flow includes:
•$3.9 million and $115.7 million benefit for the years ended December 31, 2021 and 2020, respectively, from government grants and credits received
•$87.5 million benefit from accelerated/advanced Medicare payments received for the year ended December 31, 2020
•$20.8 million recoupment of accelerated/advanced Medicare payments for the year ended December 31, 2021
•$119.2 million one-time cash lease payment made to Ventas in connection with our lease restructuring transaction effective July 26, 2020 for the year ended December 31, 2020
•$100.0 million benefit from the management agreement termination fee payment received from Healthpeak for the year ended December 31, 2020
•$72.7 million benefit from payroll taxes deferred for the year ended December 31, 2020
•$31.6 million paid during the year ended December 31, 2021 for deferred payroll taxes for the year ended December 31, 2020

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of December 31, 2021, 61.8%, or $2.4 billion, of our long-term debt had a weighted average fixed interest rate of 3.94%. As of December 31, 2021, we had $1.5 billion of long-term variable rate debt, at a weighted average interest rate of 2.44%.

In the normal course of business, we enter into certain interest rate cap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of December 31, 2021, $1.2 billion, or 32.3%, of our long-term debt is variable rate debt subject to interest rate cap agreements, at a weighted-average interest rate of 2.46%, and $226.9 million, or 5.9%, of our long-term debt is variable rate debt not subject to any interest rate cap agreements. Approximately 91% of our outstanding variable rate debt is indexed to LIBOR and approximately 9% of our outstanding variable rate debt is indexed to the Secured Overnight Financing Rate ("SOFR"), and accordingly our annual interest expense related to variable rate debt is directly affected by movements in LIBOR or SOFR. After consideration of hedging instruments currently in place, increases in LIBOR and SOFR of 100, 200, and 500 basis points would have resulted in additional annual interest expense of $15.0 million, $29.9 million, and $63.3 million, respectively. Certain of our variable debt instruments include springing provisions that obligate us to acquire additional interest rate caps in the event that LIBOR or SOFR increases above certain levels, and the implementation of those provisions would result in additional mitigation of interest costs.

Item 8.    Financial Statements and Supplementary Data

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Brookdale Senior Living Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Property, Plant and Equipment and Leasehold Intangibles, Net and Operating Lease Right-of-Use Assets for Impairment
Description of the Matter	As of December 31, 2021, the Company's consolidated balance sheet included property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets of $4.9 billion and $0.6 billion, respectively. As discussed in Notes 2 and 5 to the consolidated financial statements, property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets are routinely evaluated for indicators of impairment. For property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets with indicators of impairment, the Company compares the estimated undiscounted future cash flows of each long-lived asset group to its carrying amount. If the long-lived asset group's carrying amount exceeds its estimated undiscounted future cash flows, the fair value of the long-lived asset group is then estimated by management and compared to its carrying amount. An impairment charge is recognized on these long-lived assets when carrying amount exceeds fair value.

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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1993.
Chicago, Illinois
February 15, 2022

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Brookdale Senior Living Inc.

Opinion on Internal Control over Financial Reporting

We have audited Brookdale Senior Living Inc.'s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Brookdale Senior Living Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included in the Index at Item 15 and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 15, 2022

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$347,031	$380,420
Marketable securities	182,393	172,905
Restricted cash	26,845	28,059
Accounts receivable, net	51,137	109,221
Assets held for sale	3,642	16,061
Prepaid expenses and other current assets, net	87,946	66,937
Total current assets	698,994	773,603
Property, plant and equipment and leasehold intangibles, net	4,904,292	5,068,060
Operating lease right-of-use assets	630,423	788,138
Restricted cash	64,438	56,669
Investment in unconsolidated ventures	67,424	4,898
Goodwill	27,321	154,131
Deferred tax asset	279	—
Other assets, net	17,296	56,259
Total assets	$6,410,467	$6,901,758
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$63,125	$68,885
Current portion of financing lease obligations	22,151	19,543
Current portion of operating lease obligations	148,642	146,226
Trade accounts payable	76,125	71,233
Accrued expenses	254,831	287,851
Refundable fees and deferred revenue	67,080	96,995
Total current liabilities	631,954	690,733
Long-term debt, less current portion	3,778,087	3,847,103
Financing lease obligations, less current portion	532,136	543,764
Operating lease obligations, less current portion	681,876	819,429
Deferred tax liability	—	9,557
Other liabilities	86,791	188,443
Total liabilities	5,710,844	6,099,029
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2021 and 2020; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at December 31, 2021 and 2020; 197,485,318 and 198,331,663 shares issued and 186,957,793 and 187,804,138 shares outstanding (including 1,549,059 and 4,349,421 unvested restricted shares), respectively	1,975	1,983
Additional paid-in-capital	4,208,675	4,212,409
Treasury stock, at cost; 10,527,525 shares at December 31, 2021 and 2020	(102,774)	(102,774)
Accumulated deficit	(3,410,474)	(3,311,184)
Total Brookdale Senior Living Inc. stockholders' equity	697,402	800,434
Noncontrolling interest	2,221	2,295
Total equity	699,623	802,729
Total liabilities and equity	$6,410,467	$6,901,758
See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Revenue
Resident fees	$2,543,848	$2,892,567	$3,209,931
Management fees	20,598	130,690	57,108
Reimbursed costs incurred on behalf of managed communities	181,445	401,189	790,049
Other operating income	12,368	115,749	—
Total revenue and other operating income	2,758,259	3,540,195	4,057,088

Expense
Facility operating expense (excluding facility depreciation and amortization of $313,830, $334,768, and $349,215, respectively)	2,075,863	2,341,859	2,390,495
General and administrative expense (including non-cash stock-based compensation expense of $16,270, $20,747, and $23,026, respectively)	184,916	206,575	219,289
Facility operating lease expense	174,358	224,033	269,666
Depreciation and amortization	337,613	359,226	379,433
Asset impairment	23,003	107,308	49,266
Loss (gain) on facility operating lease termination, net	(2,003)	(2,303)	3,388
Costs incurred on behalf of managed communities	181,445	401,189	790,049
Total operating expense	2,975,195	3,637,887	4,101,586
Income (loss) from operations	(216,936)	(97,692)	(44,498)

Interest income	1,349	4,799	9,859
Interest expense:
Debt	(141,409)	(153,817)	(177,718)
Financing lease obligations	(46,282)	(48,534)	(66,353)
Amortization of deferred financing costs	(7,449)	(6,428)	(4,270)
Gain (loss) on debt modification and extinguishment, net	(1,932)	10,896	(5,247)
Equity in earnings (loss) of unconsolidated ventures	10,394	(2,107)	(4,544)
Gain (loss) on sale of assets, net	288,835	374,532	7,245
Other non-operating income (loss)	5,903	5,648	14,765
Income (loss) before income taxes	(107,527)	87,297	(270,761)
Benefit (provision) for income taxes	8,163	(5,352)	2,269
Net income (loss)	(99,364)	81,945	(268,492)
Net (income) loss attributable to noncontrolling interest	74	74	561
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(99,290)	$82,019	$(267,931)

Net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders:
Basic	$(0.54)	$0.45	$(1.44)
Diluted	$(0.54)	$0.44	$(1.44)
Weighted average common shares outstanding:
Basic	184,975	183,498	185,907
Diluted	184,975	184,386	185,907
See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Total equity, balance at beginning of period	$802,729	$698,725	$1,018,413
Common stock:
Balance at beginning of period	$1,983	$1,996	$1,968
Issuance of common stock under Associate Stock Purchase Plan	—	2	2
Restricted stock and restricted stock units, net	(1)	(9)	31
Shares withheld for employee taxes	(7)	(6)	(5)
Balance at end of period	$1,975	$1,983	$1,996
Additional paid-in-capital:
Balance at beginning of period	$4,212,409	$4,172,099	$4,151,147
Compensation expense related to restricted stock grants	16,270	20,747	23,026
Issuance of common stock under Associate Stock Purchase Plan	699	638	1,160
Purchase of capped call transactions	(15,916)	—	—
Issuance of warrants	—	22,883	—
Restricted stock and restricted stock units, net	1	9	(31)
Shares withheld for employee taxes	(4,813)	(4,037)	(3,308)
Other, net	25	70	105
Balance at end of period	$4,208,675	$4,212,409	$4,172,099
Treasury stock:
Balance at beginning of period	$(102,774)	$(84,651)	$(64,940)
Purchase of treasury stock	—	(18,123)	(19,711)
Balance at end of period	$(102,774)	$(102,774)	$(84,651)
Accumulated deficit:
Balance at beginning of period	$(3,311,184)	$(3,393,088)	$(3,069,272)
Cumulative effect of change in accounting principle	—	(115)	(55,885)
Net income (loss)	(99,290)	82,019	(267,931)
Balance at end of period	$(3,410,474)	$(3,311,184)	$(3,393,088)
Noncontrolling interest:
Balance at beginning of period	$2,295	$2,369	$(490)
Net income (loss) attributable to noncontrolling interest	(74)	(74)	(561)
Noncontrolling interest contribution	—	—	6,566
Noncontrolling interest distribution	—	—	(3,146)
Balance at end of period	$2,221	$2,295	$2,369
Total equity, balance at end of period	$699,623	$802,729	$698,725
Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	187,804	192,129	192,356
Issuance of common stock under Associate Stock Purchase Plan	124	224	181
Restricted stock and restricted stock units, net	(159)	(830)	3,073
Shares withheld for employee taxes	(811)	(656)	(476)
Purchase of treasury stock	—	(3,063)	(3,005)
Balance at end of period	186,958	187,804	192,129

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(99,364)	$81,945	$(268,492)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on debt modification and extinguishment, net	1,932	(10,896)	5,247
Depreciation and amortization, net	345,062	365,654	383,703
Asset impairment	23,003	107,308	49,266
Equity in (earnings) loss of unconsolidated ventures	(10,394)	2,107	4,544
Distributions from unconsolidated ventures from cumulative share of net earnings	6,191	766	3,472
Amortization of entrance fees	(1,758)	(2,122)	(1,634)
Proceeds from deferred entrance fee revenue	3,562	734	3,544
Deferred income tax (benefit) provision	(9,837)	(5,840)	(2,654)
Operating lease expense adjustment	(23,280)	(136,276)	(19,453)
Loss (gain) on sale of assets, net	(288,835)	(374,532)	(7,245)
Loss (gain) on facility operating lease termination, net	(2,003)	(2,303)	3,388
Non-cash stock-based compensation expense	16,270	20,747	23,026
Non-cash management contract termination gain	—	—	(969)
Other	(4,689)	(2,777)	(8,700)
Changes in operating assets and liabilities:
Accounts receivable, net	502	24,277	292
Prepaid expenses and other assets, net	(15,483)	24,707	55,873
Trade accounts payable and accrued expenses	(54,032)	27,294	(12,984)
Refundable fees and deferred revenue	(10,066)	62,614	(25,117)
Operating lease assets and liabilities for lessor capital expenditure reimbursements	30,965	22,242	31,305
Operating lease assets and liabilities for lease termination	(2,380)	—	—
Net cash provided by (used in) operating activities	(94,634)	205,649	216,412
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	(100)	3,569	(859)
Purchase of marketable securities	(362,257)	(378,269)	(186,224)
Sale and maturities of marketable securities	352,988	275,000	134,000
Capital expenditures, net of related payables	(176,657)	(185,871)	(304,092)
Acquisition of assets, net of related payables and cash received	—	(472,193)	(497)
Investment in unconsolidated ventures	(5,436)	(4,082)	(4,346)
Distributions received from unconsolidated ventures	37,113	—	9,635
Proceeds from sale of assets, net	334,006	331,316	92,735
Proceeds from notes receivable	1,800	5,419	34,109
Net cash provided by (used in) investing activities	181,457	(425,111)	(225,539)
Cash Flows from Financing Activities
Proceeds from debt	352,962	963,099	321,996
Repayment of debt and financing lease obligations	(441,571)	(538,859)	(427,923)
Proceeds from line of credit	—	166,381	—
Repayment of line of credit	—	(166,381)	—
Purchase of treasury stock, net of related payables	—	(18,123)	(23,955)
Purchase of capped call transactions	(15,916)	—	—
Payment of financing costs, net of related payables	(3,904)	(19,649)	(7,309)
Payments of employee taxes for withheld shares	(4,820)	(4,037)	(3,313)
Other	(408)	482	1,110
Net cash provided by (used in) financing activities	(113,657)	382,913	(139,394)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(26,834)	163,451	(148,521)
Cash, cash equivalents, and restricted cash at beginning of period	465,148	301,697	450,218
Cash, cash equivalents, and restricted cash at end of period	$438,314	$465,148	$301,697

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Description of Business

Brookdale Senior Living Inc. ("Brookdale" or the "Company") is an operator of 679 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care and services in an environment that feels like home.

As of December 31, 2021, the Company owned 347 communities, representing a majority of the Company's consolidated community portfolio, leased 299 communities, and managed 33 communities. As of such date, the Company has three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. On July 1, 2021, the Company sold 80% of its equity in its Health Care Services segment, an additional reportable segment prior to that date, as described in Note 4. The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of the Health Care Services segment through June 30, 2021. For periods beginning July 1, 2021, the results and financial position of the Health Care Services segment were deconsolidated from the Company's consolidated financial statements and its 20% equity interest in the Health Care Services venture (the "HCS Venture") is accounted for under the equity method of accounting.

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

Management Services

The Company manages certain communities under contracts which provide periodic management fee payments to the Company and reimbursement for costs and expense related to such communities. Management fees are generally determined by an agreed upon percentage of gross revenues (as defined in the management agreement). Certain management contracts also provide for an annual incentive fee to be paid to the Company upon achievement of certain metrics identified in the contract. The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company estimates the amount of incentive fee revenue expected to be earned, if any, during the annual contract period and revenue is recognized as services are provided. The Company's estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in reimbursed costs incurred on behalf of managed communities on the consolidated statements of operations. The related costs are included in costs incurred on behalf of managed communities on the consolidated statements of operations.

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

Gain (Loss) on Sale of Assets

The Company regularly enters into real estate transactions which may include the disposition of certain communities, including the associated real estate. The Company recognizes a gain or loss from real estate sales when the transfer of control is complete.

The Company recognizes a gain or loss from the sale of equity method investments when the transfer of control is complete and the Company has no continuing involvement with the transferred financial assets.

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

Deferred Financing Costs

Fees paid to lenders and third-party costs incurred to obtain debt are recorded as a direct adjustment to the carrying amount of debt and amortized on a straight-line basis, which approximates the effective yield method, over the term of the related debt. Unamortized deferred financing costs are written-off if the associated debt is retired before the maturity date. Upon the refinancing of mortgage debt or amendment of the line of credit, unamortized deferred financing costs and additional financing costs incurred are accounted for in accordance with ASC 470-50, Debt Modifications and Extinguishments.

Stock-Based Compensation

Measurement of the cost of employee services received in exchange for stock-based compensation is based on the grant-date fair value of the employee stock awards, which is based on the quoted price of the Company's common shares on the grant date for the majority of the Company's awards. The Company evaluates if grant-date fair value adjustments are necessary based on whether the Company is in possession of material non-public information at the grant date and the changes in the Company’s stock price subsequent to the release of such information and no adjustments were made. Generally, the cost is recognized as compensation expense ratably over the employee's requisite service period. The Company recognizes forfeitures of stock-based awards as they occur and any previously recognized compensation expense is reversed for forfeited awards. Stock-based awards that vest over a requisite service period, other than those with performance or market conditions, generally vest ratably in annual installments over a period of three to four years. Incremental compensation costs arising from subsequent modifications of awards after the grant date are recognized when incurred.

Certain of the Company's employee stock-based awards vest only upon the achievement of performance conditions. The Company recognizes compensation cost only when achievement of performance conditions is considered probable. Consequently, the Company’s determination of the amount of stock-based compensation expense requires judgment in estimating the probability of achievement of these performance conditions. Performance conditioned awards that vest dependent upon attainment of various levels of performance that equal or exceed threshold levels generally vest based upon performance at the end of a three-year performance period. The number of shares that ultimately vest can range from 0% to 125% of the stock-based awards granted depending on the level of achievement of the performance criteria.

Certain of the Company's employee stock-based awards vest only upon the achievement of a market condition where the measurement period is three years and vesting of the awards is based on the Company's level of attainment of a specified total stockholder return relative to the percentage appreciation of a specified index of companies for the respective three-year measurement period. Compensation expense for awards with market conditions is recognized over the service period, which is generally four years, and the actual achievement of the market condition does not impact expense recognition. The Company uses a Monte Carlo valuation model to estimate the grant date fair value of such awards. Depending on the results achieved during the three-year measurement period, the number of shares that ultimately vest may range from 0% to 150% of the stock-based awards granted. The expected volatility of the Company's common stock at the date of grant is estimated based on a historical average volatility rate for the approximate three-year performance period and the estimated expected weighted average volatility was 42.5% and 45.2% for awards granted in 2020 and 2019, respectively. The risk-free interest rate assumption is based on observed interest rates consistent with the approximate three-year measurement period and the estimated weighted average risk free interest rate was 1.4% and 2.4% for awards granted in 2020 and 2019, respectively.

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

Fair Value of Financial Instruments

Fair value measurements are based on a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows.

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

Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which are as follows.

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

Investment in Unconsolidated Ventures

The initial carrying amount of investments in unconsolidated ventures is based on the amount paid to purchase the investment or its fair value in the case of a retained noncontrolling interest upon deconsolidation of a former subsidiary. The Company's reported share of earnings of an unconsolidated venture is adjusted for the impact, if any, of basis differences between its carrying amount of the equity investment and its share of the venture's underlying assets.

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

Self-Insurance Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the Company maintains general liability and professional liability insurance policies for its owned, leased, and managed communities under a master insurance program, the Company's current policies provide for deductibles for each claim and contain various exclusions from coverage. As a result, the Company is, in effect, self-insured for claims that are less than the deductible amounts, for claims that exceed the funding level of the Company’s wholly-owned captive insurance company, and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits. In addition, the Company maintains a high deductible workers compensation program and a self-insured employee medical program.

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

The adoption of the new accounting standards resulted in the following adjustments to the Company's consolidated balance sheet as of January 1, 2019.

(in millions)
Assets
Property, plant and equipment and leasehold intangibles, net	$(11)
Operating lease right-of-use assets	1,329
Investment in unconsolidated ventures	(2)
Other intangible assets, net	(5)
Other assets, net	(6)
Total assets	$1,305
Liabilities and Equity
Operating lease obligations	$1,618
Deferred liabilities	(257)
Total liabilities	1,361
Total equity	(56)
Total liabilities and equity	$1,305

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional guidance for a limited period of time through December 31, 2022 to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or other reference rates expected to be discontinued. The guidance may be elected over time and the Company elected the optional practical expedient provided by ASU 2020-04 for debt contract modifications related to the discontinuation of reference rates. The adoption of the optional expedient has not had and is not expected to have a material impact on the Company's consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The

Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of adoption. Subsequent to the Company's adoption of ASU 2020-06, the Company's issuance of $230.0 million principal amount of 2.00% convertible senior notes due 2026 (the "Notes") on October 1, 2021 was recognized as a single liability presented as long-term debt measured at its amortized cost within the Company’s consolidated balance sheet rather than separate presentation of the embedded conversion feature at fair value within stockholders’ equity.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company's consolidated financial position or results of operations.

3. COVID-19 Pandemic

The COVID-19 pandemic significantly disrupted the senior living industry and the Company's business beginning in March 2020. The health and wellbeing of the Company's residents and associates has been and continues to be its highest priority. As of January 31, 2022, substantially all of the Company’s communities were open for new resident move-ins. The Company may revert to more restrictive measures at its communities, including restrictions on visitors and move-ins, if the pandemic worsens, as a result of infections at a community, as necessary to comply with regulatory requirements, or at the direction of authorities having jurisdiction.

Pandemic-Related Expenses. In the aggregate, for the years ended December 31, 2021 and 2020, the Company has incurred $173.2 million of facility operating expense for incremental direct costs to respond to the pandemic, including $47.7 million and $125.5 million, for the years ended December 31, 2021 and 2020, respectively. The direct costs include those for: acquisition of additional personal protective equipment ("PPE"), medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers compensation, and health plan expense; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. For the years ended December 31, 2021 and 2020, the Company recorded $23.0 million and $105.6 million, respectively, of non-cash impairment charges in its operating results for its operating lease right-of-use assets and property, plant, and equipment and leasehold intangibles, primarily due to the COVID-19 pandemic and lower than expected operating performance at certain communities.

Financial Relief. The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), signed into law on March 27, 2020, and Paycheck Protection Program and Health Care Enhancement Act, signed into law on April 24, 2020, provide liquidity and financial relief to certain businesses, among other things. Certain impacts of such programs are provided below.

•During the years ended December 31, 2021 and 2020, the Company accepted $0.8 million and $109.8 million, respectively, of cash from grants from the Public Health and Social Services Emergency Fund ("Provider Relief Fund") administered by U.S. Department of Health and Human Services ("HHS"), under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. During the three months ended December 31, 2021, the Company applied for the Phase 4 general distribution from the Provider Relief Fund. There can be no assurance that the Company will qualify for, or receive, such future grants in the amount it expects, that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by HHS, or that future funding programs will be made available for which it qualifies.

•During the year ended December 31, 2020, the Company received $87.5 million under the Accelerated and Advance Payment Program administered by the Centers for Medicare & Medicaid Services ("CMS"), $75.2 million of which related to its former Health Care Services segment and $12.3 million of which related to its CCRCs segment. Recoupment of advanced payments began one year after payments were issued at a rate of 25% of Medicare payments for the first eleven months following the anniversary of issuance and at a rate of 50% of Medicare payments for the next six months. Any outstanding balance of advanced payments will be due following such recoupment period. During the year ended December 31, 2021, $20.8 million of the advanced payments were recouped. Pursuant to the sale of 80% of the Company's equity in its Health Care Services segment (as described in Note 4), $63.6 million of such obligations related to its former Health Care Services segment were retained by the unconsolidated HCS Venture. As of December 31, 2021, the outstanding balance of advanced payments related to the CCRCs segment was $3.1 million.

•During the year ended December 31, 2020, the Company deferred payment of $72.7 million of the employer portion of social security payroll taxes incurred from March 27, 2020 through December 31, 2020 pursuant to the CARES Act. Pursuant to the sale of 80% of the Company's equity in its Health Care Services segment, $9.6 million of such obligations related to its former Health Care Services segment were retained by the unconsolidated HCS Venture. In December 2021, the Company paid $31.6 million of its retained deferred amount and the remaining deferred amount of $31.6 million is due December 31, 2022.

•The Company was eligible to claim the employee retention credit for certain of its associates under the CARES Act. The credit for 2020 was available to employers that fully or partially suspended operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19, and was equal to 50% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $5,000 per employee. During the year ended December 31, 2021, the Company recognized $9.9 million of employee retention credits on wages paid from March 12, 2020 to December 31, 2020 within other operating income, for which the Company has received $3.4 million in cash as of December 31, 2021. The Company recognized a receivable for the remaining $6.5 million within prepaid expenses and other current assets, net on the consolidated balance sheet as of December 31, 2021. The credit was modified and extended by subsequent legislation for wages paid from January 1, 2021 through December 31, 2021, and the Company is assessing its eligibility to claim such credit. There can be no assurance that the Company will qualify for, or receive, credits in the amount or on the timing it expects.

In addition to the grants described above, during the years ended December 31, 2021 and 2020, the Company received and recognized $1.7 million and $5.9 million, respectively, of other operating income from grants from other government sources.

The Company cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on its business, results of operations, cash flow, and liquidity, and its response efforts may continue to delay or negatively impact its strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in the Company's markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including the Company's ability to qualify for and satisfy the terms and conditions of financial relief; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and the Company's ability to adapt its sales and marketing efforts to meet that demand; the impact of COVID-19 on the Company's residents’ and their families’ ability to afford its resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of the Company's new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in the Company's communities; the duration and costs of the Company's response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan, and other expenses; potentially greater use of contract labor and overtime due to COVID-19 and general labor market conditions; the impact of COVID-19 on the Company's ability to complete financings and refinancings of various assets, or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in its debt and lease documents; increased regulatory requirements, including the costs of unfunded, mandatory testing of residents and associates and provision of test kits to the Company's health plan participants; increased enforcement actions resulting from COVID-19; government action that may limit the Company's collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or the Company's response efforts.

4.       Acquisitions, Dispositions, and Other Significant Transactions

Sale of Health Care Services

On July 1, 2021, the Company completed the sale of 80% of its equity in its Health Care Services segment to affiliates of HCA Healthcare, Inc. ("HCA Healthcare") for a purchase price of $400.0 million in cash, subject to certain adjustments set forth in the Securities Purchase Agreement (the "Purchase Agreement") dated February 24, 2021, including a reduction for the remaining outstanding balance as of the closing of Medicare advance payments and deferred payroll tax payments related to the Health Care Services segment (the "HCS Sale"). The Company received net cash proceeds of $312.6 million, including $305.8 million at closing on July 1, 2021 and $6.8 million upon completion of the post-closing net working capital adjustment in October 2021. The Purchase Agreement also contained certain agreed upon indemnities for the benefit of the purchaser. At closing of the transaction, the Company retained a 20% equity interest in the HCS Venture.

The results and financial position of the Health Care Services segment were deconsolidated from its consolidated financial statements as of July 1, 2021 and its 20% equity interest in the HCS Venture is accounted for under the equity method of accounting subsequent to that date. As of July 1, 2021, the Company recognized a $100.0 million asset within investment in unconsolidated ventures on its consolidated balance sheet for the estimated fair value of its retained 20% noncontrolling interest in the HCS Venture. The Company recognized a $286.5 million gain on sale, net of transaction costs, within its consolidated statement of operations for the year ended December 31, 2021 for the HCS Sale. Refer to Note 21 for selected financial data for the Health Care Services segment through June 30, 2021.

On November 1, 2021, the HCS Venture sold certain home health, hospice, and outpatient therapy agencies in areas not served by HCA Healthcare to LHC Group Inc. Upon the completion of the sale, the Company received $35.0 million of cash distributions from the HCS Venture from the net sale proceeds, which decreased its investment in unconsolidated ventures. The Company continues to own a 20% equity interest in the remaining HCS Venture, which continues to operate home health, hospice, and outpatient therapy agencies in areas served by HCA Healthcare.

Community Transactions

The Company entered into transactions with Ventas, Inc. ("Ventas"), announced on July 27, 2020, and Healthpeak Properties, Inc. ("Healthpeak"), announced on October 1, 2019, which together restructured a significant portion of the Company's triple-net lease obligations. As a result of the transactions with Healthpeak, as well as other community transactions, the Company acquired 27 communities that the Company formerly leased or managed and sold substantially all of its ownership interests in unconsolidated senior housing ventures during 2019 through 2021. Additionally, the Company disposed of an aggregate of 24 owned communities (including the conveyance of five communities to Ventas) and the Company's triple-net lease obligations on 17 communities were terminated from 2019 to 2021 (ten in 2019, five in 2020, and two in 2021).

The following table sets forth the amounts included within the Company's consolidated financial statements for the 41 communities that it disposed of through sales, conveyances, and lease terminations for the years ended December 31, 2021, 2020, and 2019 through the respective disposition dates.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Resident fees
Assisted Living and Memory Care	$5,445	$24,105	$60,204
CCRCs	6,471	29,203	74,090
Senior housing resident fees	$11,916	$53,308	$134,294
Facility operating expense
Assisted Living and Memory Care	$5,142	$22,723	$52,228
CCRCs	7,680	30,310	72,096
Senior housing facility operating expense	$12,822	$53,033	$124,324
Cash lease payments	$1,726	$6,752	$11,014

As of December 31, 2021, two communities in the Assisted Living and Memory Care segment were classified as held for sale, resulting in $3.6 million being recorded as assets held for sale within the consolidated balance sheet. The closings of the sales of the communities are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Completed Dispositions of Owned Communities

During the year ended December 31, 2021, the Company completed the sale of three owned communities for cash proceeds of $16.5 million, net of transaction costs, and recognized a net gain on sale of assets of $0.3 million. In addition to the conveyance of five communities to Ventas, during the year ended December 31, 2020, the Company completed the sale of two owned communities for cash proceeds of $38.1 million, net of transaction costs, and recognized a net gain on sale of assets of $2.7 million. During the year ended December 31, 2019, the Company completed the sale of 14 owned communities for cash proceeds of $85.4 million, net of transaction costs, and recognized a net gain on sale of assets of $5.5 million.

Ventas Lease Restructuring

On July 26, 2020 (the "Effective Date"), the Company entered into definitive agreements with Ventas in connection with the restructuring of the Company’s lease arrangements with Ventas, including a Master Transaction Letter Agreement (the "Master Agreement"). Pursuant to the Master Agreement:

~~•~~On the Effective Date the parties entered into the Amended and Restated Master Lease and Security Agreement (the "Master Lease") and Amended and Restated Guaranty (the "Guaranty"), which amended and restated the prior Master Lease and Security Agreement and prior Guaranty, each dated as of April 26, 2018 and as amended from time to time. Pursuant to the Master Lease, the Company continues to lease 120 communities for an aggregate initial annual minimum rent of approximately $100.0 million, which reflects a reduction of approximately $83 million of annual minimum rent in effect prior to the transaction. Effective on January 1 of each lease year, beginning January 1, 2022, the annual minimum rent is subject to a 3% escalator. The initial term of the Master Lease ends December 31, 2025, with two 10-year extension options available to the Company. The annual minimum rent for the initial lease year of any such renewal term will be the greater of the fair market rental of the communities or the increased annual minimum rent for such lease year applying the foregoing 3% escalator. The Master Lease removed the prior provision that would have automatically extended the initial term in the event of the consummation of a change of control transaction by the Company. The Master Lease requires the Company to spend (or escrow with Ventas) a minimum of $1,500 per unit on a community-level basis and $3,600 per unit on an aggregate basis of all communities, in each case per 24-month period ending December 31 during the lease term, commencing with the 24-month period ended December 31, 2021. In addition, Ventas agreed to fund costs associated with certain pre-approved capital expenditure projects in the aggregate amount of up to $37.8 million. Upon disbursement of such expenditures, the annual minimum rent under the Master Lease will increase by the amount of the disbursement multiplied by 50% of the sum of the then current 10-year treasury note rate and 4.5%. The transaction agreements with Ventas further provide that the Master Lease and certain other agreements between the parties will be cross-defaulted.

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

•On the Effective Date, the Company conveyed five owned communities to Ventas in full release and satisfaction of $78.4 million principal amount of indebtedness secured by the communities. Upon closing, the parties entered into new terminable, market rate management agreements pursuant to which the Company manages the communities. The Company also paid to Ventas $115.0 million in cash, released all security deposits to Ventas under the former guaranty (which included the release of a $42.4 million deposit held by Ventas and the payment of $4.2 million in cash as settlement of the amount of letters of credit), and issued a $45.0 million unsecured interest-only promissory note to

Ventas. The initial interest rate of the promissory note was 9.0% per annum and was subject to increase by 0.50% on each anniversary of the date of issuance. The promissory note was scheduled to mature on the earlier of December 31, 2025 or the occurrence of a change of control transaction (as defined in the Guaranty). In October 2021, the Company repaid the $45.0 million promissory note without premium or penalty.

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

As a result of the modification of the community leases with Ventas, the Company reduced the carrying amount of lease obligations and assets under leases by $370.0 million and $159.5 million, respectively, in the three months ended September 30, 2020. As the Company's community leases do not contain an implicit rate, the Company utilized its incremental borrowing rate based on information available on the Effective Date to determine the present value of remaining lease payments for the community leases with Ventas. Additionally, the results and financial position of the five communities conveyed to Ventas were deconsolidated from the Company's financial statements prospectively as of the Effective Date. As of the Effective Date, the Warrant was recognized as a component of stockholders’ equity at its estimated fair value of $22.9 million. The Company’s net cash provided by operating activities for the year ended December 31, 2020 includes the $119.2 million one-time cash lease payment made to Ventas in connection with its lease restructuring transaction effective July 26, 2020. See Note 20 for more information regarding the adjustments to the Company’s consolidated balance sheet as a result of this transaction.

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

•Master Lease Transactions. Pursuant to the MTCA, on January 31, 2020, the parties amended and restated the existing master lease pursuant to which the Company continued to lease 25 communities from Healthpeak, and the Company acquired 18 formerly leased communities from Healthpeak, at which time the 18 communities were removed from the master lease. At the closing, the Company paid $405.5 million to acquire such communities and to reduce its annual rent under the amended and restated master lease. The $405.5 million of cash paid to Healthpeak and $1.7 million of direct acquisition costs are presented within net cash used in investing activities for the year ended December 31, 2020. The Company funded the community acquisitions with $192.6 million of non-recourse mortgage financing and the proceeds from the multi-part transaction. In addition, Healthpeak agreed to terminate the lease for one leased community, which occurred during December 2020. As a result of the lease termination, the Company recognized a $2.3 million gain on lease termination during the year ended December 31, 2020 for the amount by which the lease obligations exceeded the net carrying amount of the Company's assets under the operating lease as of the lease termination date. With respect to the continuing 24 communities, the Company's amended and restated master lease: (i) has an initial term to expire on December 31, 2027, subject to two extension options at the Company's election for ten years each, which must be exercised with respect to the entire pool of leased communities; (ii) the initial annual base rent for the 24 communities is $41.7 million and is subject to an escalator of 2.4% per annum on April 1st of each year; and (iii) Healthpeak agreed to make available up to $35.0 million for capital expenditures for a five-year period related to the 24 communities at an initial lease rate of 7.0%. As a result of the community acquisition transaction, the Company recognized a $19.7 million gain on debt extinguishment during the year ended December 31, 2020 and derecognized the $105.1 million carrying amount of financing lease obligations for eight communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement. During March 2020, the Company obtained $30.0 million of additional non-recourse mortgage financing on the acquired communities.

During the year ended December 31, 2021, the new unconsolidated entry fee CCRC venture completed the sale of the two remaining entry fee CCRCs for cash proceeds of $14.0 million, net of associated mortgage debt repayments and transaction costs. Subsequent to the sale transaction, the new unconsolidated entry fee CCRC venture has no continuing operations. During the year ended December 31, 2021, the Company received $8.3 million of cash distributions from the new unconsolidated entry fee CCRC venture and recognized $13.6 million of equity in earnings of unconsolidated ventures for the Company’s proportionate share of the net income of the new unconsolidated entry fee CCRC venture, which was primarily comprised of a gain on sale of assets for the sale of the two remaining entry fee CCRCs. Subsequent to these transactions, the Company has exited substantially all of its entry fee CCRC operations.

5.       Fair Value Measurements

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to their short maturity of 90 days or less.

Marketable Securities

As of December 31, 2021, marketable securities of $182.4 million are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

Investment in Unconsolidated Ventures

As of July 1, 2021, the Company recognized a $100.0 million asset within investment in unconsolidated ventures on its consolidated balance sheet for the estimated fair value of its retained 20% noncontrolling interest in the HCS Venture. The initial recognized amount of the Company’s 20% equity interest in the HCS Venture was determined based upon a pro-rata share of the total enterprise value of the HCS Venture considering the $400.0 million purchase price paid by HCA Healthcare, as the Company's 20% interest shares ratably in all of the benefits and losses expected to be generated by the HCS Venture. The fair value measurement is classified within Level 2 of the valuation hierarchy.

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

The following table summarizes the Company's interest rate cap instruments as of December 31, 2021.

(in thousands)
Current notional balance	$1,461,665
Weighted average fixed cap rate	4.33%
Earliest maturity date	2022
Latest maturity date	2024
Estimated asset fair value (included in other assets, net) at December 31, 2021	$313
Estimated asset fair value (included in other assets, net) at December 31, 2020	$22

Debt

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding long-term debt with a carrying amount of approximately $3.8 billion and $3.9 billion as of December 31, 2021 and 2020, respectively. Fair value of the long-term debt approximates carrying amount in all periods presented. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

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

Asset Impairment Expense

The following is a summary of asset impairment expense.

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Operating lease right-of-use assets	$16.6	$76.3	$10.2
Property, plant and equipment and leasehold intangibles, net	6.4	29.3	27.2
Investment in unconsolidated ventures	—	1.5	—
Assets held for sale	—	0.2	1.3
Other assets, net	—	—	10.6
Asset impairment	$23.0	$107.3	$49.3

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

In estimating the recoverability of asset groups for purposes of the Company’s long-lived asset impairment testing, the Company utilizes future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at the cash flow projections, the Company considers its estimates of the impacts of the pandemic, historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, estimated asset holding periods, and other factors.

As of December 31, 2021 and 2020 there was a wide range of possible outcomes as a result of the pandemic, as there was a high degree of uncertainty about its ultimate impact. Management’s estimates of the impact of the pandemic are highly dependent on variables that are difficult to predict, as further described in Note 3. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.

Operating Lease Right-of-Use Assets

During the years ended December 31, 2021, 2020, and 2019, the Company evaluated operating lease right-of-use assets for impairment and identified communities with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified communities and recorded an impairment charge for the excess of carrying amount over fair value. During the year ended December 31, 2021, the Company recognized the right-of-use assets for the operating leases for 11 communities on the consolidated balance sheet at the estimated fair value of $31.0 million. The Company recognized the right-of-use assets for the operating leases for 35 communities on the consolidated balance sheet as of March 31, 2020 at the estimated fair value of $106.7 million. During the three months ended June 30, 2020, the Company recognized the right-of-use assets for the operating leases for nine communities on the consolidated balance sheet at the estimated fair value of $10.3 million. During the three months ended September 30, 2020, the Company recognized the right-of-use assets for the operating leases for two communities on the consolidated balance sheets at the estimated fair value of $3.0 million. During the three months ended December 31, 2020, the Company recognized the right-of-use assets for the operating leases for five communities on the consolidated balance sheet at the estimated fair value of $2.3 million. In the aggregate, the Company recorded a non-cash impairment charge of $16.6 million, $76.3 million, and $10.2 million for the years ended December 31, 2021, 2020, and 2019, respectively, to operating lease right-of-use assets. These impairment charges in 2021 and 2020 are primarily due to the COVID-19 pandemic and the lower than expected operating performance at these communities and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

The Company's adoption of ASU 2016-02 resulted in the recognition of the right-of-use assets for the operating leases for 25 communities on the consolidated balance sheet as of January 1, 2019 at the estimated fair value of $56.6 million, and $58.1 million of previously unrecognized right-of-use asset impairments were recognized as a cumulative effect adjustment to accumulated deficit as the Company determined that the long-lived assets of such communities were not recoverable as of such date. See Note 2 for more information regarding the recognition of right-of-use assets for operating leases upon the adoption of ASU 2016-02.

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

Property, Plant and Equipment and Leasehold Intangibles, Net

During the years ended December 31, 2021, 2020, and 2019, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified properties and recorded an impairment charge for the excess of carrying amount over fair value.

The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $6.4 million, $29.3 million, and $27.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. The fair values of the assets of these communities were primarily determined utilizing a discounted cash flow approach or direct capitalization method considering stabilized facility operating income and market capitalization rates. These fair value measurements are considered Level 3 measurements within the valuation hierarchy. The range of capitalization rates utilized was 7.0% to 9.0%, depending upon the property type, geographical location, and the quality of the respective community. The Company corroborated the estimated fair values with a sales comparison approach with information observable from recent market transactions. These impairment charges are primarily due to the COVID-19 pandemic, lower than expected operating performance at these properties, or the Company's decision to dispose of assets and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

6.       Revenue

Disaggregation of Revenue

Resident fee revenue by payor source and reportable segment is as follows.

	Year Ended December 31, 2021
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$473,740	$1,521,588	$212,981	$601	$2,208,910
Government reimbursement	1,798	68,133	57,362	134,083	261,376
Other third-party payor programs	—	—	34,082	39,480	73,562
Total resident fee revenue	$475,538	$1,589,721	$304,425	$174,164	$2,543,848

	Year Ended December 31, 2020
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$510,254	$1,622,117	$235,018	$906	$2,368,295
Government reimbursement	2,344	69,159	59,614	287,512	418,629
Other third-party payor programs	—	—	27,251	78,392	105,643
Total resident fee revenue	$512,598	$1,691,276	$321,883	$366,810	$2,892,567

	Year Ended December 31, 2019
(in thousands)	Independent Living	Assisted Living and Memory Care	CCRCs	Health Care Services	Total
Private pay	$542,112	$1,748,364	$281,197	$753	$2,572,426
Government reimbursement	2,446	67,574	81,054	357,963	509,037
Other third-party payor programs	—	—	39,924	88,544	128,468
Total resident fee revenue	$544,558	$1,815,938	$402,175	$447,260	$3,209,931

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

The Company had total deferred revenue (included within refundable fees and deferred revenue, and other liabilities within the consolidated balance sheets) of $67.5 million and $138.3 million, including $27.5 million and $21.1 million of monthly resident fees billed and received in advance, as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2020, the Company received $87.5 million under the Accelerated and Advance Payment Program administered by CMS, of which $3.1 million and $87.5 million was included in such total deferred revenue as of December 31, 2021 and 2020, respectively. Refer to Note 3 for additional information on such program. Pursuant to the HCS Sale, $63.6 million of such obligations related to the Company's Health Care Services segment were retained by the HCS Venture and therefore derecognized from the Company's consolidated balance sheet. For the years ended December 31, 2021, 2020, and 2019 the Company recognized $60.2 million, $60.6 million, and $94.6 million respectively, of revenue that was included in the deferred revenue balance as of January 1, 2021, 2020, and 2019, respectively. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

The following table presents the changes in allowance for credit losses on accounts receivable for the periods indicated.

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Balance at beginning of period	$9.8	$7.8	$7.9
Provision within facility operating expense	21.6	16.7	15.2
Write-offs	(19.2)	(16.2)	(19.5)
Recoveries and other	1.1	1.5	4.2
Balance at end of period	$13.3	$9.8	$7.8

7.       Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2021 and 2020, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following.

	As of December 31,
(in thousands)	2021	2020
Land	$502,610	$505,298
Buildings and improvements	5,262,136	5,215,460
Furniture and equipment	990,006	945,783
Resident and leasehold operating intangibles	303,737	307,071
Construction in progress	51,037	61,491
Assets under financing leases and leasehold improvements	1,609,217	1,523,055
Property, plant and equipment and leasehold intangibles	8,718,743	8,558,158
Accumulated depreciation and amortization	(3,814,451)	(3,490,098)
Property, plant and equipment and leasehold intangibles, net	$4,904,292	$5,068,060

Assets under financing leases and leasehold improvements includes $332.3 million and $363.1 million of financing lease right-of-use assets, net of accumulated amortization, as of December 31, 2021 and 2020, respectively. Refer to Note 10 for further information on the Company's financing leases.

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

For the years ended December 31, 2021, 2020, and 2019, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $337.6 million, $359.2 million, and $377.6 million, respectively.

8.       Goodwill

The following is a summary of the carrying amount of goodwill presented on a reportable segment basis.

	December 31, 2021
(in thousands)	Gross Carrying Amount	Dispositions and Other Reductions	Accumulated Impairment	Net
Independent Living	$28,141	$(820)	$—	$27,321
Assisted Living and Memory Care	605,469	(48,817)	(556,652)	—
Total	$633,610	$(49,637)	$(556,652)	$27,321

	December 31, 2020
(in thousands)	Gross Carrying Amount	Dispositions and Other Reductions	Accumulated Impairment	Net
Independent Living	$28,141	$(820)	$—	$27,321
Assisted Living and Memory Care	605,469	(48,817)	(556,652)	—
Health Care Services	126,810	—	—	126,810
Total	$760,420	$(49,637)	$(556,652)	$154,131

The Company's Health Care Services segment had a carrying amount of goodwill of $126.8 million as of December 31, 2020, which was derecognized upon completion of the HCS Sale on July 1, 2021.

9.       Debt

Long-term debt consists of the following.

	December 31,
(in thousands)	2021	2020
Fixed mortgage notes payable due 2023 through 2047; weighted average interest rate of 4.14% and 4.18% as of December 31, 2021 and 2020, respectively.	$2,164,115	$2,366,996
Variable mortgage notes payable due 2022 through 2030; weighted average interest rate of 2.44% and 2.49% as of December 31, 2021 and 2020, respectively.	1,476,943	1,529,935
Convertible notes payable due October 2026; weighted average interest rate of 2.00% as of December 31, 2021.	230,000	—
Other notes payable; weighted average interest rate of 8.98% as of December 31, 2020.	—	46,557
Deferred financing costs, net	(29,846)	(27,500)
Total long-term debt	3,841,212	3,915,988
Current portion	63,125	68,885
Total long-term debt, less current portion	$3,778,087	$3,847,103

As of December 31, 2021, 94.1%, or $3.6 billion of the Company's total debt obligations represented non-recourse property-level mortgage financings.

The annual aggregate scheduled maturities (including recurring principal payments) of long-term debt outstanding as of December 31, 2021 are as follows (in thousands).

Year Ending December 31,	Long-term Debt	Weighted Rate
2022	$68,609	3.54%
2023	234,453	3.49%
2024	304,294	4.29%
2025	348,044	2.81%
2026	309,269	2.38%
Thereafter	2,606,389	3.43%
Total obligations	3,871,058	3.37%
Less amount representing deferred financing costs, net	(29,846)
Total	$3,841,212

Convertible Debt Offering

On October 1, 2021, the Company issued $230.0 million principal amount of 2.00% convertible senior notes due 2026 (the "Notes"). The Company received net proceeds of $224.3 million at closing after the deduction of the initial purchasers' discount. The Company used $15.9 million of the net proceeds to pay the Company’s cost of the capped call transactions described below. Additionally, the Company used the remaining net proceeds together with cash on hand to repay $284.4 million of mortgage debt and a $45.0 million note payable.

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

The Company may not redeem the Notes prior to October 21, 2024. The Company may redeem for cash all or (subject to certain limitations) any portion of the Notes, at the Company's option, on or after October 21, 2024 and prior to the 51st scheduled trading day immediately preceding the maturity date if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

The Company has recognized the Notes in their entirety as a liability on the consolidated balance sheet and no portion of the proceeds from the issuance of the convertible debt instrument was accounted for separately as an embedded conversion feature within stockholders’ equity. The Notes were initially recognized at $223.3 million, which reflects $230.0 million principal amount less the $5.7 million initial purchasers' discount and $1.0 million of debt issuance costs.

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

The Capped Call Transactions are separate transactions entered into by the Company with the Capped Call counterparties and are not part of the terms of the Notes. The Capped Call Transactions had a cost of $15.9 million, which was paid on October 1, 2021 from the proceeds of the Notes. The Company accounted for the Capped Call Transactions separately from the Notes and recognized the $15.9 million cost as a reduction of additional paid-in capital in the year ended December 31, 2021 as the Capped Call Transactions are indexed to the Company’s common stock.

Credit Facilities

On December 11, 2020, the Company entered into a revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The agreement provides a commitment amount of up to $80.0 million which can be drawn in cash or as letters of credit. The agreement matures on January 15, 2024. Amounts drawn under the facility will bear interest at 30-day LIBOR plus an applicable margin which was 2.75% as of December 31, 2021. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of December 31, 2021. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of the Company’s communities. Available capacity under the facility will vary from time to time based upon borrowing base calculations related to the appraised value and performance of the communities securing the credit facility.

As of December 31, 2021, $72.6 million of letters of credit and no cash borrowings were outstanding under the Company's $80.0 million secured credit facility. The Company also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of December 31, 2021 under which $13.6 million had been issued as of that date.

2021 Financings

On December 17, 2021, the Company obtained $100.0 million of debt secured by the non-recourse first mortgages on 11 communities. The loan bears interest at a variable rate equal to the 30-day Secured Overnight Financing Rate ("SOFR") plus a margin of 215 basis points and matures in January 2025, with the option to extend for two additional terms of one year each.

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

On March 20, 2020, the Company obtained $30.0 million of debt secured by the non-recourse first mortgage on one community acquired from Healthpeak on January 31, 2020. The loan bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 250 basis points and matures in March 2022, with the option to extend for one year subject to certain financial covenants.

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

As of December 31, 2021, the Company is in compliance with the financial covenants of its debt agreements.

10.       Leases

As of December 31, 2021, the Company operated 299 communities under long-term leases (233 operating leases and 66 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or the leased property revenue. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. As of December 31, 2021, the weighted average remaining lease term of the Company's operating and financing leases was 5.9 and 5.3 years, respectively. The leases generally provide for renewal or extension options from 5 to 20 years and in some instances, purchase options. For accounting purposes, renewal or extension options are included in the lease term at lease inception or modification when it is reasonably certain that the Company will exercise the option. Generally, renewal or extension options are not included in the lease term for accounting purposes.

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

As of December 31, 2021, the Company is in compliance with the financial covenants of its long-term leases.

A summary of operating and financing lease expense (including the respective presentation on the consolidated statements of operations) and net cash outflows from leases is as follows.

	Years Ended December 31,
Operating Leases (in thousands)	2021	2020	2019
Facility operating expense	$12,606	$19,241	$18,677
Facility lease expense	174,358	224,033	269,666
Operating lease expense	186,964	243,274	288,343
Operating lease expense adjustment (1)	23,280	136,276	19,453
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(30,965)	(22,242)	(31,305)
Operating net cash outflows from operating leases	$179,279	$357,308	$276,491

(1) Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense. Operating cash flows from operating leases for the year ended December 31, 2020 includes the $119.2 million one-time cash lease payment made to Ventas in connection with the Company's lease restructuring transaction effective July 26, 2020.

	Years Ended December 31,
Financing Leases (in thousands)	2021	2020	2019
Depreciation and amortization	$30,542	$32,647	$46,646
Interest expense: financing lease obligations	46,282	48,534	66,353
Financing lease expense	$76,824	$81,181	$112,999

Operating cash outflows from financing leases	$46,282	$48,534	$66,353
Financing cash outflows from financing leases	19,874	18,867	22,242
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	(11,135)	(5,603)	(3,504)
Total net cash outflows from financing leases	$55,021	$61,798	$85,091

As of December 31, 2021, the weighted average discount rate of the Company's operating and financing leases was 7.2% and 8.0%, respectively.

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the consolidated balance sheet as of December 31, 2021 are as follows (in thousands).

Year Ending December 31,	Operating Leases	Financing Leases
2022	$204,702	$68,101
2023	193,070	68,840
2024	193,796	70,044
2025	191,439	59,413
2026	76,228	60,659
Thereafter	206,388	52,881
Total lease payments	1,065,623	379,938
Purchase option liability and non-cash gain on future sale of property	—	418,542
Imputed interest and variable lease payments	(235,105)	(244,193)
Total lease obligations	$830,518	$554,287

11.      Accrued Expenses

Accrued expenses reflected within current liabilities on the Company’s consolidated balance sheets consist of the following.

	As of December 31,
(in thousands)	2021	2020
Salaries and wages	$60,601	$65,310
Insurance reserves	55,309	64,633
Deferred payroll taxes (Note 3)	31,553	36,336
Paid time off	26,821	37,848
Real estate taxes	25,826	25,495
Interest	11,239	11,453
Utilities	7,430	7,507
Taxes payable	1,978	3,806
Other	34,074	35,463
Total	$254,831	$287,851

12.       Investment in Unconsolidated Ventures

As of December 31, 2021, the Company holds a 20% equity interest, and HCA Healthcare owns an 80% interest, in the HCS Venture, and the Company has determined the HCS Venture is a VIE. The Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact this VIE's economic performance. The Company's interest in the HCS Venture is accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the HCS Venture was $62.5 million, which is included in investments in unconsolidated ventures on the accompanying consolidated balance sheet, as of December 31, 2021. As of December 31, 2021, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to its unconsolidated VIE. Refer to Note 4 for information on the formation of the HCS Venture.

13.       Commitments and Contingencies

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

The senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in reviews, audits, investigations, enforcement actions, or litigation related to regulatory compliance matters. In addition, the Company is subject to various government reviews, audits, and investigations to verify compliance with Medicare and Medicaid programs and other applicable laws and regulations. CMS has engaged third-party firms to review claims data to evaluate appropriateness of billings. In addition to identifying overpayments, audit contractors can refer suspected violations to government authorities. An adverse outcome of government scrutiny may result in citations, sanctions, other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, termination of participation in Medicare and Medicaid programs, and damage to the Company’s business reputation. The Company’s costs to respond to and defend any such audits, reviews, and investigations may be significant.

In June 2020, the Company and several current and former executive officers were named as defendants in a putative class action lawsuit alleging violations of the federal securities laws filed in the federal court for the Middle District of Tennessee. The lawsuit asserted that the defendants made material misstatements and omissions concerning the Company's business, operational and compliance policies that caused the Company's stock price to be artificially inflated between August 2016 and April 2020. The district court dismissed the lawsuit and entered judgment in favor of the defendants in September 2021, and the plaintiffs did not file an appeal. Between October 2020 and June 2021, alleged stockholders of the Company filed several stockholder derivative lawsuits in the federal courts for the Middle District of Tennessee and the District of Delaware, which was subsequently transferred to the Middle District of Tennessee. The derivative lawsuits are currently pending and assert claims on behalf of the Company against certain current and former officers and directors for alleged breaches of duties owed to the Company. The complaints refer to the securities lawsuit described above and incorporate substantively similar allegations.

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

14.       Self-Insurance

The Company obtains various insurance coverages, including general and professional liability and workers compensation programs, from commercial carriers at stated amounts as defined in the applicable policy. The Company's current general and professional liability policies provide for deductibles for each claim and contain various exclusions from coverage. As a result, the Company is, in effect, self-insured for claims that are less than the deductible amounts, for claims that exceed the funding level of the Company’s wholly-owned captive insurance company, and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits. Losses related to self-insured amounts are accrued based on the Company's estimate of expected losses plus incurred but not reported claims.

As of December 31, 2021 and 2020, the Company accrued reserves of $130.7 million and $153.0 million, respectively, under the Company's insurance programs, of which $75.4 million and $88.4 million is classified as other liabilities as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company accrued $14.3 million and $18.0 million, respectively, of estimated amounts receivable from the insurance companies under these insurance programs.

The Company has secured self-insured retention risk under its primary workers' compensation programs with restricted cash deposits of $15.8 million as of both December 31, 2021 and 2020. Letters of credit securing the programs aggregated to $62.1 million and $61.3 million as of December 31, 2021 and 2020, respectively. In addition, the Company also had deposits of $6.5 million and $7.7 million, as of December 31, 2021 and 2020, respectively, to fund claims paid under a high deductible, collateralized insurance policy.

15.       Stock-Based Compensation

The following table sets forth information about the Company's restricted stock awards and restricted stock units.

(in thousands, except value per share and unit)	Number of Restricted Stock Units and Stock Awards	Weighted Average Grant Date Fair Value
Outstanding on January 1, 2019	5,756	$11.78
Granted	4,381	7.81
Vested	(1,571)	13.71
Cancelled/forfeited	(1,314)	11.18
Outstanding on December 31, 2019	7,252	9.08
Granted	4,603	6.92
Vested	(2,073)	10.19
Cancelled/forfeited	(1,277)	8.83
Outstanding on December 31, 2020	8,505	7.68
Granted	1,998	5.12
Vested	(2,641)	8.40
Cancelled/forfeited	(2,851)	6.77
Outstanding on December 31, 2021	5,011	6.80

As of December 31, 2021, there was $20.4 million of total unrecognized compensation cost related to outstanding, unvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.2 years and is based on grant date fair value.

During 2021, grants of restricted stock and restricted stock units under the Company's 2014 Omnibus Incentive Plan were as follows.

(in thousands, except for weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2021	1,961	$5.09	$9,988
Three months ended June 30, 2021	20	$6.62	$130
Three months ended September 30, 2021	3	$7.76	$22
Three months ended December 31, 2021	14	$6.69	$97

Through December 31, 2021, the Company had an employee stock purchase plan for all eligible employees. Under the plan, eligible employees of the Company could purchase shares of the Company's common stock on a quarterly basis at a discounted price through accumulated payroll deductions. Each participating employee could elect to deduct up to 15% of his or her base pay each quarter and no more than 200 shares could be purchased by a participating employee each quarter. Subject to certain limitations specified in the plan, on the last trading date of each calendar quarter, the amount deducted from each participant's pay over the course of the quarter was used to purchase whole shares of the Company's common stock at a purchase price equal to 90% of the closing market price on the New York Stock Exchange on that date. This plan was terminated effective December 31, 2021.

16.       Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. Potentially dilutive common stock equivalents include unvested restricted stock, restricted stock units, the Warrant, and the Notes. Refer to Note 4 for information on the Warrant. Refer to Note 9 for information on the issuance of the Notes on October 1, 2021.

The following table summarizes the computation of basic and diluted earnings (loss) per share amounts presented in the consolidated statements of operations.

	Years Ended December 31,
(in thousands, except for per share amounts)	2021	2020	2019
Income attributable to common stockholders:
Net income (loss)	$(99,290)	$82,019	$(267,931)

Weighted average shares outstanding - basic	184,975	183,498	185,907
Effect of dilutive securities	—	888	—
Weighted average shares outstanding - diluted	184,975	184,386	185,907

Net income (loss) per share attributable to common stockholders - basic	$(0.54)	$0.45	$(1.44)
Net income (loss) per share attributable to common stockholders - diluted	$(0.54)	$0.44	$(1.44)

For the purposes of computing diluted EPS, weighted average shares outstanding do not include potentially dilutive securities that are anti-dilutive under the treasury stock method or if-converted method, and performance-based equity awards are included based on the attainment of the applicable performance metrics as of the end of the reporting period. The following potentially outstanding shares of common stock were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because including them would have been antidilutive.

	As of December 31,
(in millions)	2021(1)	2020	2019(1)
Non-performance-based restricted stock and restricted stock units	4.7	6.8	6.4
Performance-based restricted stock and restricted stock units	0.3	1.6	1.1
Warrant	16.3	—	—
Notes	38.3	—	—
Total	59.6	8.4	7.5

(1) As a result of the net loss reported for the period, all unvested restricted stock, restricted stock units, and potential shares issuable under the Warrant and the Notes were antidilutive for the period and as such were not included in the computation of diluted weighted average shares outstanding.

As of December 31, 2021, the maximum number of shares issuable upon conversion of the Notes is 38.3 million (after giving effect to additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events).

17.       Share Repurchase Program

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

The size, scope, and timing of any purchases will be based on business, market, and other conditions and factors, including price, regulatory, and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified, or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. The Company temporarily suspended purchases under the share repurchase plan in March 2020 in response to the COVID-19 pandemic.

Repurchases under the share repurchase program were as follows.

	For the Years Ended December 31,
(amounts in thousands, except per share amounts)	2020	2019
Total number of shares repurchased	3,063	3,005
Average price paid per share	$5.92	$6.56
Aggregate purchase price	$18,123	$19,710

There were no repurchases under the share repurchase program in 2021. As of December 31, 2021, approximately $44.0 million remains available under the share repurchase program.

18.       Retirement Plans

The Company maintains a 401(k) retirement savings plan for all employees that meet minimum employment criteria. Such plan provides that the participants may defer eligible compensation subject to certain Internal Revenue Code maximum amounts. The Company makes matching contributions in amounts equal to 25.0% of the employee's contribution to such plan, for contributions up to a maximum of 4.0% of eligible compensation. An additional matching contribution of 12.5%, subject to the same limit on eligible compensation, may be made at the discretion of the Company based upon the Company's performance. For the years ended December 31, 2021, 2020, and 2019, the Company's expense for such plan was $4.6 million, $6.2 million, and $8.0 million, respectively.

19.       Income Taxes

The benefit (provision) for income taxes is comprised of the following.

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Federal:
Current	$161	$55	$64
Deferred	9,837	5,840	2,654
Total federal	9,998	5,895	2,718
State:
Current	(1,835)	(11,247)	(449)
Deferred (included in federal above)	—	—	—
Total state	(1,835)	(11,247)	(449)
Total	$8,163	$(5,352)	$2,269

A reconciliation of the benefit (provision) for income taxes to the amount computed at the U.S. Federal statutory rate of 21% is as follows.

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Tax benefit (provision) at U.S. statutory rate	$22,565	$(18,348)	$56,742
State taxes, net of federal income tax	7,673	(11,909)	10,423
Valuation allowance	13,027	27,913	(60,376)
Goodwill derecognition	(31,829)	—	—
Stock compensation	(1,856)	(2,118)	(2,639)
Officer compensation	(1,107)	(280)	(204)
Meals and entertainment	(146)	(169)	(416)
Other	(164)	(441)	(1,261)
Total	$8,163	$(5,352)	$2,269

Significant components of the Company's deferred tax assets and liabilities are as follows.

	As of December 31,
(in thousands)	2021	2020
Deferred income tax assets:
Operating loss carryforwards	$281,384	$237,728
Operating lease obligations	208,460	322,122
Financing lease obligations	87,992	90,011
Accrued expenses	56,151	96,410
Intangible assets	50,576	60,069
Tax credits	50,415	50,356
Investment in unconsolidated ventures	—	5,105
Capital loss carryforward	2,205	2,263
Other	6,450	8,561
Total gross deferred income tax asset	743,633	872,625
Valuation allowance	(367,963)	(380,990)
Net deferred income tax assets	375,670	491,635
Deferred income tax liabilities:
Property, plant and equipment	(202,103)	(223,703)
Operating lease right-of-use assets	(158,237)	(277,489)
Investment in unconsolidated ventures	(15,051)	—
Total gross deferred income tax liability	(375,391)	(501,192)
Net deferred tax asset (liability)	$279	$(9,557)
As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards generated in 2017 and prior of approximately $808.7 million and $812.0 million, respectively, which are available to offset future taxable income from 2022 through 2037. Additionally, as of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards generated after 2017 of $335.8 million and $181.1 million, respectively, which have an indefinite life, but with usage limited to 80% of taxable income in any given year. The Company had state capital loss carryforwards of $2.2 million and $2.3 million as of December 31, 2021 and 2020, respectively, which are available to offset future capital gains through 2023. The Company determined that a valuation allowance was required after consideration of the Company's estimated future reversal of existing timing differences as of December 31, 2021 and 2020. The Company does not consider estimates of future taxable income in its determination due to the existence of cumulative historical operating losses. For the years ended December 31, 2021 and 2020, the Company recorded a reduction to the valuation allowance of approximately $13.0 million and $27.9 million, respectively, to reflect the required valuation allowance of $368.0 million and $381.0 million as of December 31, 2021 and 2020, respectively.

The Company has recorded valuation allowances of $315.3 million and $328.4 million against its federal and state net operating losses as of December 31, 2021 and 2020, respectively. The Company has recorded a valuation allowance against its state capital loss carryforward of $2.2 million as of December 31, 2021. The Company's sale of its ownership interest in the CCRC Venture in 2020 utilized all of the capital loss carryforward for federal tax purposes and a portion of its net operating losses. The Company recorded a decrease in the valuation allowance of $95.2 million for the year ended December 31, 2021 as a result of the HCS Sale that occurred on July 1, 2021, offset by an increase in the valuation allowance of $82.2 million established against current operating losses during the year ended December 31, 2021. The Company also recorded a valuation allowance against federal and state credits of $50.4 million and $50.3 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company had gross tax affected unrecognized tax benefits of $18.1 million and $18.4 million, respectively, of which, if recognized, would result in an income tax benefit recorded in the consolidated statement of operations. Interest and penalties related to these tax positions are classified as tax expense in the Company's consolidated financial statements. Total interest and penalties reserved is $0.1 million as of both December 31, 2021 and 2020. As of December 31, 2021, the Company's tax returns for years 2017 through 2020 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination. The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2021 and prior years will significantly change in 2022.

A reconciliation of the unrecognized tax benefits is as follows.

	For the Years Ended December 31,
(in thousands)	2021	2020
Balance at beginning of period	$18,385	$18,326
Additions for tax positions related to the current year	—	—
Additions (reductions) for tax positions related to prior years	(296)	59
Balance at end of period	$18,089	$18,385

20.       Supplemental Disclosure of Cash Flow Information

(in thousands)	For the Years Ended December 31,
Supplemental Disclosure of Cash Flow Information:	2021	2020	2019
Interest paid	$188,791	$204,696	$244,469
Income taxes paid, net of refunds	$5,923	$8,878	$1,534

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$137,410	$139,592	$235,797
Capital expenditures - development, net	3,208	13,667	24,595
Capital expenditures - non-development - reimbursable	42,100	27,846	34,809
Trade accounts payable	(6,061)	4,766	8,891
Net cash paid	$176,657	$185,871	$304,092
Acquisition of communities from Healthpeak:
Property, plant and equipment and leasehold intangibles, net	$—	$286,734	$—
Operating lease right-of-use assets	—	(63,285)	—
Financing lease obligations	—	129,196	—
Operating lease obligations	—	74,335	—
Loss (gain) on debt modification and extinguishment, net	—	(19,731)	—
Net cash paid	$—	$407,249	$—

Master Agreement with Ventas:
Property, plant and equipment and leasehold intangibles, net	$—	$(66,444)	$—
Operating lease right-of-use assets	—	(153,213)	—
Other assets, net	—	(42,354)	—
Long-term debt	—	34,053	—
Financing lease obligations	—	7,077	—
Operating lease obligations	—	362,944	—
Additional paid-in-capital	—	(22,883)	—
Net cash paid	$—	$119,180	$—
Proceeds from HCS Sale, net:
Accounts receivable, net	$(57,582)	$—	$—
Property, plant and equipment and leasehold intangibles, net	(1,806)	—	—
Operating lease right-of-use assets	(8,145)	—	—
Investments in unconsolidated ventures	100,000	—	—
Goodwill	(126,810)	—	—
Prepaid expenses and other assets, net	(32,963)	—	—
Trade accounts payable	1,387	—	—
Accrued expenses	25,226	—	—
Refundable fees and deferred revenue	57,314	—	—
Operating lease obligations	8,145	—	—
Other liabilities	9,165	—	—
Loss (gain) on sale of assets, net	(286,489)	—	—
Net cash received	$(312,558)	$—	$—
Acquisition of other assets, net of related payables and cash received:
Property, plant and equipment and leasehold intangibles, net	$—	$684	$44
Other intangible assets, net	—	—	453
Financing lease obligations	—	64,260	—
Net cash paid	$—	$64,944	$497
Proceeds from sale of CCRC Venture, net:
Investments in unconsolidated ventures	$—	$(14,848)	$—
Current portion of long-term debt	—	34,706	—
Other liabilities	—	60,748	—
Loss (gain) on sale of assets, net	—	(369,831)	—
Net cash received	$—	$(289,225)	$—
Proceeds from sale of other assets, net:
Prepaid expenses and other assets, net	$(1,983)	$(1,318)	$(4,422)
Assets held for sale	(16,166)	(34,348)	(79,054)
Property, plant and equipment and leasehold intangibles, net	(878)	(938)	(379)
Investments in unconsolidated ventures	—	—	(156)
Other liabilities	(75)	(786)	(1,479)
Loss (gain) on sale of assets, net	(2,346)	(4,701)	(7,245)
Net cash received	$(21,448)	$(42,091)	$(92,735)

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
	For the Years Ended December 31,
	2021	2020	2019
Assets designated as held for sale:
Assets held for sale	$3,612	$7,935	$28,608
Property, plant and equipment and leasehold intangibles, net	(3,612)	(7,935)	(28,608)
Net	$—	$—	$—
Healthpeak master lease modification:
Property, plant and equipment and leasehold intangibles, net	$—	$(57,462)	$—
Operating lease right-of-use assets	—	88,044	—
Financing lease obligations	—	70,874	—
Operating lease obligations	—	(101,456)	—
Net	$—	$—	$—
Other non-cash lease transactions, net:
Prepaid expenses and other assets, net	$—	$—	$(636)
Property, plant and equipment and leasehold intangibles, net	4,056	10,707	(1,963)
Operating lease right-of-use assets	17,197	(7,941)	18,148
Operating lease obligations	(17,197)	15,126	(18,206)
Financing lease obligations	(4,056)	(15,483)	—
Other liabilities	—	(77)	(731)
Loss (gain) on facility operating lease termination, net	—	(2,332)	3,388
Net	$—	$—	$—

During 2019, the Company and its venture partner contributed cash in an aggregate amount of $13.3 million to a consolidated venture which owns two senior housing communities as of December 31, 2021. The Company obtained a $6.6 million promissory note receivable from its venture partner secured by a 50% equity interest in the venture in a non-cash exchange for the Company funding the $13.3 million aggregate contribution in cash. At the closing of the sale of a senior housing community during 2019 by the consolidated venture, the consolidated venture distributed $6.3 million to the partners with the Company receiving a $3.1 million repayment on the promissory note in a non-cash exchange.

Refer to Note 2 for a schedule of the non-cash adjustments to the Company's consolidated balance sheet as of January 1, 2019 as a result of the adoption of new accounting standards.

Restricted cash consists principally of deposits as security for self-insured retention risk under workers' compensation programs and property insurance programs, escrow deposits for real estate taxes, property insurance, and capital expenditures, and debt service reserve accounts required by certain lenders under mortgage debt agreements. The components of restricted cash are as follows.

	December 31,
(in thousands)	2021	2020
Current:
Real estate tax and property insurance escrows	$16,272	$17,465
Replacement reserve escrows	9,756	9,465
Resident deposits	93	253
Other	724	876
Subtotal	26,845	28,059
Long term:
Insurance deposits	30,932	21,903
Debt service reserve	18,053	17,784
CCRCs escrows	15,346	15,329
Letters of credit collateral	107	1,653
Subtotal	64,438	56,669
Total	$91,283	$84,728

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sums to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(in thousands)	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$347,031	$380,420
Restricted cash	26,845	28,059
Long-term restricted cash	64,438	56,669
Total cash, cash equivalents, and restricted cash	$438,314	$465,148

21.       Segment Information

As of December 31, 2021, the Company has three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment. Prior to July 1, 2021, the Company had an additional reportable segment, Health Care Services. On July 1, 2021, the Company sold 80% of its equity in its Health Care Services segment, as described in Note 4. For periods beginning July 1, 2021, the results and financial position of its Health Care Services segment were deconsolidated from the Company's consolidated financial statements and its 20% equity interest in the HCS Venture is accounted for under the equity method of accounting as of that date.

As of December 31, 2021, the Company's Management Services operating segment is no longer identified as a reportable segment as a result of the reduction in the number of communities it manages, which has reduced the operating segment's revenue, operating income, and assets below the reporting threshold. Management services operations are reported within the All Other category. All prior period segment disclosures reflect this reportable segment change.

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

Assisted Living and Memory Care. The Company's Assisted Living and Memory Care segment includes owned or leased communities that offer housing and 24-hour assistance with activities of daily living for the Company's residents. The Company's assisted living and memory care communities include both freestanding, multi-story communities, as well as smaller, freestanding, single story communities. The Company also provides memory care services at freestanding memory care communities that are specially designed for residents with Alzheimer's disease and other dementias.

CCRCs. The Company's CCRCs segment includes large owned or leased communities that offer a variety of living arrangements and services to accommodate a broad spectrum of physical ability and healthcare needs. Most of the Company's CCRCs have independent living, assisted living, memory care, and skilled nursing available on one campus or within the immediate area.

All Other. All Other includes communities operated by the Company pursuant to management agreements. Under the management agreements for these communities, the Company receives management fees as well as reimbursement of expenses it incurs on behalf of the owners.

Health Care Services. The Company's former Health Care Services segment included the home health, hospice, and outpatient therapy services provided to residents of many of its communities and to seniors living outside its communities. The Health Care Services segment did not include the skilled nursing and inpatient healthcare services provided in the Company's skilled nursing units, which are included in the Company's CCRCs segment.

The accounting policies of the Company's reportable segments are the same as those described in the summary of significant accounting policies in Note 2.

The following table sets forth selected segment financial data.

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Revenue and other operating income:
Independent Living (1)(2)	$477,050	$524,421	$544,558
Assisted Living and Memory Care (1)(2)	1,595,684	1,753,861	1,815,938
CCRCs (1)(2)	306,213	340,337	402,175
All Other (3)	202,043	531,879	847,157
Health Care Services (1)(2)	177,269	389,697	447,260
Total revenue and other operating income	$2,758,259	$3,540,195	$4,057,088
Segment operating income:(4)
Independent Living	$146,108	$182,813	$203,741
Assisted Living and Memory Care	294,320	428,601	518,636
CCRCs	34,109	53,180	72,072
All Other	20,598	130,690	57,108
Health Care Services	5,816	1,863	24,987
Total segment operating income	500,951	797,147	876,544
General and administrative expense (including non-cash stock-based compensation expense)	184,916	206,575	219,289
Facility operating lease expense:
Independent Living	42,162	60,445	81,680
Assisted Living and Memory Care	111,117	137,900	157,823
CCRCs	15,932	20,406	24,248
Corporate and All Other	5,147	5,282	5,915

Depreciation and amortization:
Independent Living	74,922	70,803	81,745
Assisted Living and Memory Care	200,677	224,790	222,574
CCRCs	37,891	38,426	44,163
Corporate and All Other	23,783	24,458	28,704
Health Care Services	340	749	2,247
Asset impairment:
Independent Living	3,483	31,317	1,812
Assisted Living and Memory Care	14,384	61,640	32,229
CCRCs	4,790	12,413	4,983
Corporate and All other	346	1,938	2,664
Health Care Services	—	—	7,578
Loss (gain) on facility operating lease termination, net	(2,003)	(2,303)	3,388
Income (loss) from operations	$(216,936)	$(97,692)	$(44,498)

Total interest expense:
Independent Living	$45,209	$44,682	$46,713
Assisted Living and Memory Care	121,785	134,015	166,097
CCRCs	18,756	19,928	27,426
Corporate and All Other	9,390	10,154	8,105
	$195,140	$208,779	$248,341

Total capital expenditures for property, plant and equipment, and leasehold intangibles:
Independent Living	$36,992	$47,889	$78,831
Assisted Living and Memory Care	105,177	90,354	157,845
CCRCs	19,086	18,709	33,535
Corporate and All Other	21,463	23,638	24,506
Health Care Services	—	515	484
	$182,718	$181,105	$295,201

	As of December 31,
(in thousands)	2021	2020
Total assets:
Independent Living	$1,349,341	$1,419,838
Assisted Living and Memory Care	3,601,144	3,787,611
CCRCs	693,386	738,121
Corporate and All Other	766,596	723,010
Health Care Services	—	233,178
Total assets	$6,410,467	$6,901,758

(1)All revenue and other operating income is earned from external third parties in the United States.

(2)Includes other operating income recognized for the credits or grants pursuant to the employee retention credit, Provider Relief Fund, and other government sources, as described in Note 3. Allocations to the applicable segment generally reflect the credits earned by the segment, the segment’s receipt and acceptance of the grant, or the segment’s proportional utilization of the grant. Other operating income by segment is as follows.

	For the Years Ended December 31,
(in thousands)	2021	2020
Independent Living	1,512	$11,823
Assisted Living and Memory Care	5,963	62,585
CCRCs	1,788	18,454
Health Care Services	3,105	22,887
Total other operating income	$12,368	$115,749

(3)All Other revenue and other operating income includes management fees and reimbursements of costs incurred on behalf of managed communities. For the years ended December 31, 2021, 2020, and 2019, revenue and other operating income includes $17.2 million, $67.2 million, and $329.9 million of revenue earned from unconsolidated ventures in which the Company had or has an ownership interest.
(4)Segment operating income is defined as segment revenues and other operating income less segment facility operating expenses (excluding facility depreciation and amortization) and costs incurred on behalf of managed communities.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2021
(In thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts		Deductions	Balance at end of period
Deferred Tax Valuation Allowance:
Year ended December 31, 2019	$336,417	$60,376	(1)	$13,790	(2)	$(1,680)	$408,903
Year ended December 31, 2020	$408,903	$(27,913)	(3)	$—		$—	$380,990
Year ended December 31, 2021	$380,990	$(13,027)	(4)	$—		$—	$367,963

(1) Additional valuation allowance for federal and state net operating losses.

(2) Additional valuation allowance charged to accumulated deficit upon the adoption of ASC 842.

(3) Reduction of valuation allowance for federal and state net operating losses.

(4) Reduction of valuation allowance for federal and state net operating losses and credits.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Based on the Company's evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

To the extent not set forth herein, the information required by this item is incorporated by reference from the discussions under the headings "Election of Directors," "Corporate Governance," and "Executive Officers" in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC by May 2, 2022.

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

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the discussions under the headings "Director Compensation" and "Executive Compensation" in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC by May 2, 2022.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the extent not set forth herein, the information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Stock Ownership Information" in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC by May 2, 2022.

The following table provides certain information as of December 31, 2021 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date).

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a) (1)	(b)	(c)
Equity compensation plans approved by security holders (2)	$3,591,609	$—	$9,915,422
Equity compensation plans not approved by security holders (3)	—	—	35,936
Total	$3,591,609	—	$9,951,358

(1)The table above includes 106,612 shares issuable pursuant to vested restricted stock units; 3,411,160 shares potentially issuable pursuant to unvested restricted stock units, including 81,676 shares that may be issued for performance achievement in excess of target; and 73,837 shares that may be issued pursuant to unvested performance-based restricted stock awards for performance achievement in excess of target. Pursuant to SEC guidance, the table above excludes an aggregate of 1,549,059 shares of unvested restricted stock that were outstanding under our 2014 Omnibus Incentive Plan as of December 31, 2021. Our 2014 Omnibus Incentive Plan allows awards to be made in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, unrestricted shares, performance awards, and other stock-based awards.
(2)The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 9,915,422 shares remaining available for future issuance under our 2014 Omnibus Incentive Plan, excluding those reported in column (a). Effective December 31, 2021 the Associate Stock Purchase Plan was terminated.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding director independence is incorporated by reference from the discussion under the heading "Director Independence" in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC by May 2, 2022.

Certain Relationships and Related Transactions

Our Board of Directors has adopted a written Policy and Procedures with Respect to Related Person Transactions (the "Related Person Policy"). Pursuant to the terms of the Related Person Policy, we will enter into or ratify related person transactions only when the Audit Committee determines that the transaction in question is in, or is not inconsistent with, the best interests of the Company and our stockholders.

The Related Person Policy covers all transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect material interest.

A "Related Person", as defined in the Related Person Policy, means any person who is, or at any time since the beginning of the Company’s last year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.

The Related Person Policy also requires Audit Committee pre-approval of proposed charitable contributions, or pledges of charitable contributions, by the Company to a charitable or non-profit organization for which a Related Person is actively involved in fundraising or otherwise serves as a director, trustee or in a similar capacity.

Except as set forth below, since December 31, 2020, there have not been any related person transactions that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Ventas, Inc. ("Ventas") holds a warrant (the "Warrant") to purchase 16.3 million shares of our common stock at a price per share of $3.00, which is exercisable at Ventas' option at any time and from time to time, in whole or in part, until December 31, 2025. We issued the Warrant to Ventas in connection with restructuring our lease arrangements with Ventas on July 26, 2020, as further described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Since Ventas has the right to acquire such shares of common stock within 60 days, Ventas is deemed to beneficially own more than 5% of our outstanding common stock under Exchange Act rules and is therefore a Related Person.

We have a long-standing community leasing relationship with Ventas, which is currently our largest lessor. Accordingly, we have several commercial agreements with Ventas that involve amounts greater than $120,000. With respect to the period beginning January 1, 2021, such agreements included the following.

•We continued to lease 120 communities and perform ancillary obligations under the Amended and Restated Master Lease and Security Agreement dated July 26, 2020, as amended by Amendment No. 1 dated April 15, 2021 and Amendment No.

2 dated July 12, 2021 (the "Master Lease"). Under the Master Lease, for the year ended December 31, 2021, we paid $101.1 million of cash facility lease payments to Ventas, received $21.5 million of lessor reimbursements from Ventas for capital expenditure projects, and we reimbursed $1.1 million to Ventas for payment of real estate and gross receipts taxes on our behalf.

•During the year ended December 31, 2021, we repaid without interest or penalty the $45.0 million promissory note issued to Ventas in connection with restructuring our lease arrangements with Ventas on July 26, 2020. During the year, we paid $3.2 million of interest on the note.

•We continued to manage eight communities on behalf of Ventas pursuant to management agreements entered into during or prior to 2020, including five agreements entered into in connection with restructuring our lease arrangements with Ventas on July 26, 2020. The management agreements provide periodic management fee payments to us as a percentage of revenue and reimbursement for costs and expense related to such communities. During the year ended December 31, 2021, we received approximately $1.7 million of management fees and were reimbursed for approximately $27.6 million of costs and expenses pursuant to such management agreements.

•Ventas and its permitted transferees are entitled to certain customary registration rights with respect to the Warrant pursuant to the Registration Rights Agreement dated as of July 26, 2020, including underwritten offering, piggyback, and additional demand registration rights with respect to the shares underlying the Warrant.

The Audit Committee has reviewed and approved or ratified the foregoing transactions, including the ongoing obligations thereunder.

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the discussion under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for 2022" in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC by May 2, 2022.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1)Our Audited Consolidated Financial Statements

Report of the Independent Registered Public Accounting Firm

Report of the Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020, and 2019

Consolidated Statements of Equity for the Years Ended December 31, 2021, 2020, and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019

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

10.1.6
Amendment No. 1 dated effective April 15, 2021 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).†

10.1.7
Amendment No. 2 dated effective July 12, 2021 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 (File No. 001-32641)).†

10.2
Master Credit Facility Agreement (Senior Housing) dated as of August 31, 2017, by and between Jones Lang LaSalle Multifamily, LLC and the Company's subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2017 (File No. 001-32641)).

10.3
Amended and Restated Employment Agreement dated November 3, 2021 by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2021 (File No. 001-32641)).*

10.4.1
Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2019 (File No. 001-32641)) (the "Omnibus Incentive Plan").*

10.4.2
Amendment No. 1 to Omnibus Incentive Plan effective February 12, 2020 (incorporated by reference to Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K filed on February 19, 2020 (File No. 001-32641)).*

10.4.3	Amendment No. 2 to Omnibus Incentive Plan effective January 26, 2022.*
10.5
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2018 Time-Vesting Form) (incorporated by reference to Exhibit 10.47 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.6
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2018 Cliff-Vesting Form) (incorporated by reference to Exhibit 10.48 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.7
Restricted Share Agreement under the Omnibus Incentive Plan dated as of March 5, 2018 by and between the Company and Lucinda M. Baier (Time-Vesting) (incorporated by reference to Exhibit 10.50 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).*

10.8
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2019 Time-Based Vesting Form for Executive Officers) (incorporated by reference to Exhibit 10.37 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A on April 29, 2019 (File No. 001-32641)).*

10.9
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2019 Performance-Based Vesting Form for Executive Officers) (incorporated by reference to Exhibit 10.38 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A on April 29, 2019 (File No. 001-32641)).*

10.10
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2020 Time-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 29, 2020 (File No. 001-32641)).*

10.11
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2020 Performance-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 29, 2020 (File No. 001-32641)).*

10.12
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2021 Time-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.13
Form of Performance-Based Cash Award Agreement under the Omnibus Incentive Plan (2021 Performance-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.14
Performance-Based Cash Award Agreement dated as of February 22, 2021, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.15
Form of Letter Agreement dated February 22, 2021 Providing for Voluntary Forfeiture of Certain 2019 and 2020 Long-Term Incentive Awards (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.16
Form of Outside Director Restricted Stock Unit Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2016 (File No. 001-32641)).*

10.17	Amended and Restated Tier I Severance Pay Policy dated February 10, 2022.*
10.18	Offer Letter Agreement dated as of September 13, 2021 by and between the Company and Kevin Bowman.*
10.19	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-32641)).*
10.20
Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on June 30, 2009 (File No. 333-160354)).*

21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

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

BROOKDALE SENIOR LIVING INC.

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	President and Chief Executive Officer
Date:	February 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy P. Sansone	Non-Executive Chairman of the Board	February 15, 2022
Guy P. Sansone

/s/ Lucinda M. Baier	President, Chief Executive Officer and Director	February 15, 2022
Lucinda M. Baier	(Principal Executive Officer)

/s/ Steven E. Swain	Executive Vice President and Chief Financial Officer	February 15, 2022
Steven E. Swain	(Principal Financial Officer)

/s/ Dawn L. Kussow	Senior Vice President and Chief Accounting Officer	February 15, 2022
Dawn L. Kussow	(Principal Accounting Officer)

/s/ Jordan R. Asher	Director	February 15, 2022
Jordan R. Asher

/s/ Marcus E. Bromley	Director	February 15, 2022
Marcus E. Bromley

/s/ Frank M. Bumstead	Director	February 15, 2022
Frank M. Bumstead

/s/ Victoria L. Freed	Director	February 15, 2022
Victoria L. Freed

/s/ Rita Johnson-Mills	Director	February 15, 2022
Rita Johnson-Mills

/s/ Denise W. Warren	Director	February 15, 2022
Denise W. Warren

/s/ Lee S. Wielansky	Director	February 15, 2022
Lee S. Wielansky