Form 10-Q
period 2022-03-31
Brookdale Senior Living Inc.
filed 2022-05-06
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 4, 2022, 186,752,412 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted stock and restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$289,247	$347,031
Marketable securities	179,260	182,393
Restricted cash	24,791	26,845
Accounts receivable, net	49,952	51,137
Assets held for sale	3,658	3,642
Prepaid expenses and other current assets, net	107,988	87,946
Total current assets	654,896	698,994
Property, plant and equipment and leasehold intangibles, net	4,874,044	4,904,292
Operating lease right-of-use assets	588,935	630,423
Restricted cash	64,455	64,438
Investment in unconsolidated ventures	62,050	67,424
Goodwill	27,321	27,321
Deferred tax asset	2,584	279
Other assets, net	20,692	17,296
Total assets	$6,294,977	$6,410,467
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$207,751	$63,125
Current portion of financing lease obligations	28,559	22,151
Current portion of operating lease obligations	147,831	148,642
Trade accounts payable	82,014	76,125
Accrued expenses	253,475	254,831
Refundable fees and deferred revenue	73,268	67,080
Total current liabilities	792,898	631,954
Long-term debt, less current portion	3,640,784	3,778,087
Financing lease obligations, less current portion	529,681	532,136
Operating lease obligations, less current portion	647,571	681,876
Other liabilities	84,764	86,791
Total liabilities	5,695,698	5,710,844
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at March 31, 2022 and December 31, 2021; 197,810,798 and 197,485,318 shares issued and 187,283,273 and 186,957,793 shares outstanding (including 530,861 and 1,549,059 unvested restricted shares), respectively	1,978	1,975
Additional paid-in-capital	4,208,360	4,208,675
Treasury stock, at cost; 10,527,525 shares at March 31, 2022 and December 31, 2021	(102,774)	(102,774)
Accumulated deficit	(3,510,487)	(3,410,474)
Total Brookdale Senior Living Inc. stockholders' equity	597,077	697,402
Noncontrolling interest	2,202	2,221
Total equity	599,279	699,623
Total liabilities and equity	$6,294,977	$6,410,467

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue
Resident fees	$636,974	$664,350
Management fees	3,329	8,566
Reimbursed costs incurred on behalf of managed communities	37,141	65,794
Other operating income	376	10,735
Total revenue and other operating income	677,820	749,445

Expense
Facility operating expense (excluding facility depreciation and amortization of $79,932 and $77,274, respectively)	512,764	556,312
General and administrative expense (including non-cash stock-based compensation expense of $3,885 and $4,783, respectively)	45,126	49,943
Facility operating lease expense	41,564	44,418
Depreciation and amortization	85,684	83,891
Asset impairment	9,075	10,677
Costs incurred on behalf of managed communities	37,141	65,794
Total operating expense	731,354	811,035
Income (loss) from operations	(53,534)	(61,590)

Interest income	95	421
Interest expense:
Debt	(33,157)	(35,351)
Financing lease obligations	(12,058)	(11,383)
Amortization of deferred financing costs	(1,542)	(1,915)
Change in fair value of derivatives	3,403	42
Equity in earnings (loss) of unconsolidated ventures	(4,894)	(531)
Gain (loss) on sale of assets, net	(294)	1,112
Other non-operating income (loss)	(27)	1,644
Income (loss) before income taxes	(102,008)	(107,551)
Benefit (provision) for income taxes	1,976	(752)
Net income (loss)	(100,032)	(108,303)
Net (income) loss attributable to noncontrolling interest	19	18
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(100,013)	$(108,285)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.54)	$(0.59)

Weighted average shares used in computing basic and diluted net income (loss) per share	185,916	184,011

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Total equity, balance at beginning of period	$699,623	$802,729
Common stock:
Balance at beginning of period	$1,975	$1,983
Restricted stock and restricted stock units, net	9	2
Shares withheld for employee taxes	(6)	(7)
Balance at end of period	$1,978	$1,978
Additional paid-in-capital:
Balance at beginning of period	$4,208,675	$4,212,409
Non-cash stock-based compensation expense	3,885	4,783
Issuance of common stock under Associate Stock Purchase Plan	—	224
Restricted stock and restricted stock units, net	(9)	(2)
Shares withheld for employee taxes	(4,191)	(4,322)
Other, net	—	3
Balance at end of period	$4,208,360	$4,213,095
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(3,410,474)	$(3,311,184)
Net income (loss)	(100,013)	(108,285)
Balance at end of period	$(3,510,487)	$(3,419,469)
Noncontrolling interest:
Balance at beginning of period	$2,221	$2,295
Net income (loss) attributable to noncontrolling interest	(19)	(18)
Balance at end of period	$2,202	$2,277
Total equity, balance at end of period	$599,279	$695,107

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	186,958	187,804
Issuance of common stock under Associate Stock Purchase Plan	—	43
Restricted stock and restricted stock units, net	925	127
Shares withheld for employee taxes	(600)	(744)
Balance at end of period	187,283	187,230
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(100,032)	$(108,303)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, net	87,226	85,806
Asset impairment	9,075	10,677
Equity in (earnings) loss of unconsolidated ventures	4,894	531
Distributions from unconsolidated ventures from cumulative share of net earnings	561	—
Amortization of entrance fees	(726)	(364)
Proceeds from deferred entrance fee revenue	1,036	670
Deferred income tax (benefit) provision	(2,304)	319
Operating lease expense adjustment	(8,307)	(4,664)
Change in fair value of derivatives	(3,403)	(42)
Loss (gain) on sale of assets, net	294	(1,112)
Non-cash stock-based compensation expense	3,885	4,783
Other	(43)	(1,416)
Changes in operating assets and liabilities:
Accounts receivable, net	1,185	(5,768)
Prepaid expenses and other assets, net	(4,734)	(6,769)
Prepaid insurance premiums financed with notes payable	(16,629)	(12,985)
Trade accounts payable and accrued expenses	(2,630)	(500)
Refundable fees and deferred revenue	5,907	7,717
Operating lease assets and liabilities for lessor capital expenditure reimbursements	1,490	7,563
Net cash provided by (used in) operating activities	(23,255)	(23,857)
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	155	(62)
Purchase of marketable securities	(125,990)	(79,932)
Sale and maturities of marketable securities	129,000	117,995
Capital expenditures, net of related payables	(39,956)	(40,361)
Investment in unconsolidated ventures	(82)	(5,206)
Proceeds from sale of assets, net	710	3,760
Net cash provided by (used in) investing activities	(36,163)	(3,806)
Cash Flows from Financing Activities
Proceeds from debt	25,258	18,575
Repayment of debt and financing lease obligations	(21,440)	(49,924)
Payment of financing costs, net of related payables	(76)	(87)
Payments of employee taxes for withheld shares	(4,145)	(4,329)
Other	—	203
Net cash provided by (used in) financing activities	(403)	(35,562)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(59,821)	(63,225)
Cash, cash equivalents, and restricted cash at beginning of period	438,314	465,148
Cash, cash equivalents, and restricted cash at end of period	$378,493	$401,923
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Description of Business

Brookdale Senior Living Inc. ("Brookdale" or the "Company") is an operator of 678 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care and services in an environment that feels like home. As of March 31, 2022, the Company owned 347 communities, representing a majority of the Company's consolidated community portfolio, leased 298 communities, and managed 33 communities.

On July 1, 2021, the Company sold 80% of its equity in its Health Care Services segment. The accompanying unaudited condensed consolidated financial statements include the results of operations and cash flows of the Health Care Services segment for the three months ended March 31, 2021. For periods beginning July 1, 2021, the results and financial position of the Health Care Services segment were deconsolidated from the Company's consolidated financial statements and its 20% equity interest in the Health Care Services venture (the "HCS Venture") is accounted for under the equity method of accounting.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, results of operations, and cash flows of the Company for all periods presented. Certain information and footnote disclosures included in annual financial statements have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Brookdale and its consolidated subsidiaries. The ownership interest of consolidated entities not wholly-owned by the Company are presented as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation, and net income (loss) is reduced by the portion of net income (loss) attributable to noncontrolling interests. The Company reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting.

The Company continually evaluates its potential variable interest entity ("VIE") relationships under certain criteria as provided for in Financial Accounting Standards Board Accounting Standards Codification 810, Consolidation ("ASC 810"). ASC 810 broadly defines a VIE as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company performs this analysis on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary, as determined by the Company's power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE.

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

3.  COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted the Company's occupancy and resident fee revenue beginning in March 2020 and resulted in incremental direct costs to respond to the pandemic and net cash used in operating activities.

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

4.  Fair Value Measurements

Marketable Securities

As of March 31, 2022 and December 31, 2021, marketable securities of $179.3 million and $182.4 million, respectively, are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

Debt

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding long-term debt with a carrying amount of approximately $3.8 billion as of both March 31, 2022 and December 31, 2021. Fair value of the long-term debt is approximately $3.6 billion as of March 31, 2022 and approximates the carrying amount as of December

31, 2021. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

5.  Revenue

For the three months ended March 31, 2022, the Company generated 93.4% of its resident fee revenue from private pay customers, 5.2% from government reimbursement programs, and 1.4% from other payor sources. For the three months ended March 31, 2021, the Company generated 81.5% of its resident fee revenue from private pay customers, 14.6% from government reimbursement programs (primarily Medicare), and 3.9% from other payor sources. The sale of 80% of the Company’s equity in its Health Care Services segment on July 1, 2021 reduced its revenue from government reimbursement programs. Refer to Note 15 for disaggregation of revenue by reportable segment.

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

The Company had total deferred revenue (included within refundable fees and deferred revenue and other liabilities within the condensed consolidated balance sheets) of $73.6 million and $67.5 million, including $34.2 million and $27.5 million of monthly resident fees billed and received in advance, as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, the Company recognized $40.1 million and $30.8 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2022 and 2021, respectively.

6.  Property, Plant and Equipment and Leasehold Intangibles, Net

As of March 31, 2022 and December 31, 2021, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following.

(in thousands)	March 31, 2022	December 31, 2021
Land	$502,610	$502,610
Buildings and improvements	5,274,249	5,262,136
Furniture and equipment	1,002,550	990,006
Resident and leasehold operating intangibles	302,995	303,737
Construction in progress	53,099	51,037
Assets under financing leases and leasehold improvements	1,636,738	1,609,217
Property, plant and equipment and leasehold intangibles	8,772,241	8,718,743
Accumulated depreciation and amortization	(3,898,197)	(3,814,451)
Property, plant and equipment and leasehold intangibles, net	$4,874,044	$4,904,292

Assets under financing leases and leasehold improvements includes $335.6 million and $332.3 million of financing lease right-of-use assets, net of accumulated amortization, as of March 31, 2022 and December 31, 2021, respectively. Refer to Note 8 for further information on the Company's financing leases.

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. For the three months ended March 31, 2022 and 2021, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $85.7 million and $83.9 million, respectively.

7.  Debt

Long-term debt consists of the following:

(in thousands)	March 31, 2022	December 31, 2021
Fixed rate mortgage notes payable due 2023 through 2047; weighted average interest rate of 4.14% as of both March 31, 2022 and December 31, 2021	$2,158,942	$2,164,115
Variable rate mortgage notes payable due 2023 through 2030; weighted average interest rate of 2.76% and 2.44% as of March 31, 2022 and December 31, 2021, respectively	1,472,438	1,476,943
Convertible notes payable due October 2026; interest rate of 2.00% as of both March 31, 2022 and December 31, 2021	230,000	230,000
Other notes payable due 2022, interest rate of 2.10% as of March 31, 2022	15,780	—
Deferred financing costs, net	(28,625)	(29,846)
Total long-term debt	3,848,535	3,841,212
Current portion	207,751	63,125
Total long-term debt, less current portion	$3,640,784	$3,778,087

As of March 31, 2022, 93.7%, or $3.6 billion, of the Company's total debt obligations represented non-recourse property-level mortgage financings.

As of March 31, 2022, $72.6 million of letters of credit and no cash borrowings were outstanding under the Company's $80.0 million secured credit facility. The Company also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of March 31, 2022 under which $13.6 million had been issued as of that date.

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

As of March 31, 2022, the Company is in compliance with the financial covenants of its debt agreements.

8.  Leases

As of March 31, 2022, the Company operated 298 communities under long-term leases (231 operating leases and 67 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of March 31, 2022, the Company is in compliance with the financial covenants of its long-term leases.

Lease right-of-use assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the three months ended March 31, 2022 and 2021, the Company recognized $8.6 million and $9.0 million, respectively, of non-cash impairment charges in its operating results for its operating lease right-of-use assets, primarily due to the COVID-19 pandemic and lower than expected operating performance at certain communities.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and net cash outflows from leases is as follows.

	Three Months Ended March 31,
Operating Leases (in thousands)	2022	2021
Facility operating expense	$1,523	$4,842
Facility lease expense	41,564	44,418
Operating lease expense	43,087	49,260
Operating lease expense adjustment (1)	8,307	4,664
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(1,490)	(7,563)
Operating net cash outflows from operating leases	$49,904	$46,361

(1)Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense.

	Three Months Ended March 31,
Financing Leases (in thousands)	2022	2021
Depreciation and amortization	$7,665	$7,630
Interest expense: financing lease obligations	12,058	11,383
Financing lease expense	$19,723	$19,013

Operating cash outflows from financing leases	$12,058	$11,383
Financing cash outflows from financing leases	5,490	4,789
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	(3,207)	(1,389)
Total net cash outflows from financing leases	$14,341	$14,783

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases recognized on the condensed consolidated balance sheet as of March 31, 2022 are as follows (in thousands).

Year Ending December 31,	Operating Leases	Financing Leases
2022 (nine months)	$153,184	$51,412
2023	193,406	69,225
2024	194,140	70,438
2025	191,848	59,815
2026	76,588	61,069
Thereafter	206,501	53,286
Total lease payments	1,015,667	365,245
Purchase option liability and non-cash gain on future sale of property	—	427,749
Imputed interest and variable lease payments	(220,265)	(234,754)
Total lease obligations	$795,402	$558,240

9.  Investment in Unconsolidated Ventures

As of March 31, 2022, the Company holds a 20% equity interest, and affiliates of HCA Healthcare Inc. own an 80% interest, in the HCS Venture, and the Company has determined the HCS Venture is a VIE. The HCS Venture operates home health, hospice, and outpatient therapy agencies in the United States. The Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact this VIE's economic performance. The Company's interest in the HCS Venture is accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the HCS Venture was $57.2 million, which is included in investment in unconsolidated ventures on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2022. As of March 31, 2022, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to the HCS Venture.

10.  Litigation

The Company has been and is currently involved in litigation and claims incidental to the conduct of its business, which it believes are generally comparable to other companies in the senior living and healthcare industries, including, but not limited to, putative class action claims from time to time regarding staffing at the Company's communities and compliance with consumer protection laws and the Americans with Disabilities Act. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. As a result, the Company maintains general liability, professional liability, and other insurance policies in amounts and with coverage and deductibles the Company believes are appropriate, based on the nature and risks of its business, historical experience, availability, and industry standards. The Company's current policies provide for deductibles for each claim and contain various exclusions from coverage. Accordingly, the Company is, in effect, self-insured for claims that are less than the deductible amounts and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits.

The senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in reviews, audits, investigations, enforcement actions, or litigation related to regulatory compliance matters. In addition, the Company is subject to various government reviews, audits, and investigations to verify compliance with Medicare and Medicaid programs and other applicable laws and regulations. The Centers for Medicare & Medicaid Services ("CMS") has engaged third-party firms to review claims data to evaluate appropriateness of billings. In addition to identifying overpayments, audit contractors can refer suspected violations to government authorities. An adverse outcome of government scrutiny may result in citations, sanctions, other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, termination of participation in Medicare and Medicaid programs, and damage to the Company’s business reputation. The Company’s costs to respond to and defend any such audits, reviews, and investigations may be significant.

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

11.  Stock-Based Compensation

Grants of restricted stock units and stock awards under the Company's 2014 Omnibus Incentive Plan were as follows.

(in thousands, except weighted average amount)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2022	2,862	$5.50	$15,743

12.  Earnings Per Share

During the three months ended March 31, 2022 and 2021, the Company reported a consolidated net loss. As a result of the net loss reported for the periods, all unvested restricted stock, restricted stock units, and potential shares issuable under warrants and convertible senior notes were antidilutive for the periods and as such were not included in the computation of diluted weighted average shares outstanding. The following potentially outstanding shares of common stock were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because including the shares would have been antidilutive.

	As of March 31,
(in millions)	2022	2021
Restricted stock and restricted stock units	5.7	6.6
Warrants	16.3	16.3
Convertible senior notes	38.3	—
Total	60.3	22.9

On July 26, 2020, the Company issued to Ventas, Inc. ("Ventas") a warrant (the "Warrant") to purchase 16.3 million shares of the Company’s common stock, $0.01 par value per share, at a price per share of $3.00. The Warrant is exercisable at Ventas' option at any time and from time to time, in whole or in part, until December 31, 2025. The exercise price and the number of shares issuable on exercise of the Warrant are subject to certain anti-dilution adjustments, including for cash dividends, stock dividends, stock splits, reclassifications, non-cash distributions, certain repurchases of common stock, and business combination transactions.

As of March 31, 2022, the maximum number of shares issuable upon conversion of convertible senior notes is 38.3 million (after giving effect to additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events).

13.  Income Taxes

The difference between the Company's effective tax rate for the three months ended March 31, 2022 and 2021 was due to the increase in the net deferred tax benefit recognized on operational losses and an increase in the tax benefit recognized on the vesting of restricted stock units and restricted stock awards due to an increase in the Company's stock price during the three months ended March 31, 2022.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $24.9 million for the three months ended March 31, 2022, which was offset by an increase to the valuation allowance of $22.6 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $25.2 million for the three months ended March 31, 2021, which was offset by additional valuation allowance of $25.5 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of March 31, 2022 and December 31, 2021 was $390.6 million and $368.0 million, respectively.

The increase in the valuation allowance for the three months ended March 31, 2022 is the result of current operating losses during the three months ended March 31, 2022 and by the anticipated reversal of future tax liabilities offset by future tax deductions. The increase in the valuation allowance for the three months ended March 31, 2021 is the result of current operating losses during the three months ended March 31, 2021.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three months ended March 31, 2022 and 2021 which are included in income tax expense or benefit for the period. As of March 31, 2022, tax returns for years 2018 through 2020 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

14.  Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2022	2021
Supplemental Disclosure of Cash Flow Information:
Interest paid	$43,927	$47,129
Income taxes paid, net of refunds	$341	$904

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$39,326	$27,450
Capital expenditures - development, net	861	1,521
Capital expenditures - non-development - reimbursable	4,697	8,951
Trade accounts payable	(4,928)	2,439
Net cash paid	$39,956	$40,361

Supplemental Schedule of Non-cash Operating, Investing, and Financing Activities:
Non-cash lease transactions, net:
Property, plant and equipment and leasehold intangibles, net	$10,997	$—
Operating lease right-of-use assets	(4,003)	16,721
Financing lease obligations	(6,237)	—
Operating lease obligations	(757)	(16,721)
Net	$—	$—

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

(in thousands)	March 31, 2022	December 31, 2021
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$289,247	$347,031
Restricted cash	24,791	26,845
Long-term restricted cash	64,455	64,438
Total cash, cash equivalents, and restricted cash	$378,493	$438,314

15.  Segment Information

As of March 31, 2022, the Company has three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment. Prior to July 1, 2021, the Company had an additional reportable segment, Health Care Services. On July 1, 2021, the Company sold 80% of its equity in its Health Care Services segment. For periods beginning July 1, 2021, the results and financial position of its Health Care Services segment were deconsolidated from the Company's consolidated financial statements and its 20% equity interest in the HCS Venture is accounted for under the equity method of accounting as of that date.

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

CCRCs. The Company's CCRCs segment includes large owned or leased communities that offer a variety of living arrangements and services to accommodate a broad spectrum of physical ability and healthcare needs. Most of the Company's CCRCs have independent living, assisted living, memory care, and skilled nursing available on one campus.

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

The following tables set forth selected segment financial data.

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue and other operating income:
Independent Living(1)(2)	$124,406	$120,146
Assisted Living and Memory Care(1)(2)	432,488	392,042
CCRCs(1)(2)	80,456	73,463
All Other	40,470	74,360
Health Care Services(1)(2)	—	89,434
Total revenue and other operating income	$677,820	$749,445

	Three Months Ended March 31,
(in thousands)	2022	2021
Segment operating income:(3)
Independent Living	$37,684	$37,329
Assisted Living and Memory Care	76,863	71,433
CCRCs	10,039	7,608
All Other	3,329	8,566
Health Care Services	—	2,403
Total segment operating income	127,915	127,339
General and administrative expense (including non-cash stock-based compensation expense)	45,126	49,943
Facility operating lease expense	41,564	44,418
Depreciation and amortization	85,684	83,891
Asset impairment	9,075	10,677
Income (loss) from operations	$(53,534)	$(61,590)

	As of
(in thousands)	March 31, 2022	December 31, 2021
Total assets:
Independent Living(4)	$1,324,425	$1,349,341
Assisted Living and Memory Care	3,573,911	3,601,144
CCRCs	686,480	693,386
Corporate and All Other	710,161	766,596
Total assets	$6,294,977	$6,410,467

(1)All revenue and other operating income is earned from external third parties in the United States.

(2)Includes other operating income recognized for the credits or grants pursuant to the employee retention credit and other government sources. Allocations to the applicable segment generally reflect the credits earned by the segment, the segment’s receipt and acceptance of the grant, or the segment’s proportional utilization of the grant. Other operating income by segment is as follows.

	Three Months Ended March 31,
(in thousands)	2022	2021
Other operating income:
Independent Living	$2	$1,364
Assisted Living and Memory Care	356	5,104
CCRCs	18	1,684
Health Care Services	—	2,583
Total other operating income	$376	$10,735

(3)Segment operating income is defined as segment revenues and other operating income less segment facility operating expenses (excluding facility depreciation and amortization) and costs incurred on behalf of managed communities.

(4)The Company's Independent Living segment had a carrying amount of goodwill of $27.3 million as of both March 31, 2022 and December 31, 2021.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," or other similar words or expressions. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the impacts of the COVID-19 pandemic, including the response efforts of federal, state, and local government authorities, businesses, individuals, and us on our business, results of operations, cash flow, revenue, expenses, liquidity, and our strategic initiatives, including plans for future growth, which will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease, the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets, the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups, government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief, perceptions regarding the safety of senior living communities during and after the pandemic, changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand, the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19, changes in the acuity levels of our new residents, the disproportionate impact of COVID-19 on seniors generally and those residing in our communities, the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan, and other expenses, potentially greater use of contract labor and overtime due to COVID-19 and general labor market conditions, the impact of COVID-19 on our ability to complete financings and refinancings of various assets, or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents, increased regulatory requirements, including the costs of unfunded, mandatory testing of residents and associates and provision of test kits to our health plan participants, increased enforcement actions resulting from COVID-19, government action that may limit our collection or discharge efforts for delinquent accounts, and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts; events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the effects of senior housing construction and development, lower industry occupancy (including due to the pandemic), and increased competition; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease, including due to the pandemic; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment, and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; limits on our ability to use net operating loss carryovers to reduce future tax payments; delays in obtaining regulatory approvals; disruptions in the financial markets or decreases in the appraised values or performance of our communities that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; our ability to generate sufficient cash flow to cover required interest, principal, and long-term lease payments and to fund our planned capital projects; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the effect of our indebtedness and long-term leases on our liquidity and our ability to operate our business; increases in market interest rates that increase the costs of our debt obligations; our ability to obtain additional capital on terms acceptable to us; departures of key officers and potential disruption caused by changes in management; increased competition for, or a shortage of, associates (including due to the pandemic or general labor market conditions), wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us, including putative class action complaints; the cost and difficulty of complying with increasing and evolving regulation; costs to respond to, and adverse determinations resulting from, government reviews, audits and investigations; changes in, or our failure to comply with, employment-related laws and regulations; unanticipated costs to comply with legislative or regulatory developments; the risks associated with current global economic conditions and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits, and insurance, interest rates, and tax rates; the impact of seasonal contagious illness or an outbreak of COVID-19 or other contagious disease in the markets in which we operate; actions of activist stockholders, including a proxy contest; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

Overview

We are the nation's premier operator of senior living communities, operating and managing 678 communities in 41 states as of March 31, 2022, with the ability to serve more than 60,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs").

Our goal is to be the first choice in senior living by being the nation's most trusted and effective senior living provider and employer. Our senior living communities and our comprehensive network help to provide seniors with care and services in an environment that feels like home. Our expertise in healthcare, hospitality, and real estate provides residents with opportunities to improve wellness, pursue passions, and stay connected with friends and loved ones. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to age-in-place, which we believe enables them to maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents' families who are concerned with care decisions for their elderly relatives.

COVID-19 Pandemic Update

The COVID-19 pandemic significantly disrupted the senior living industry and our business beginning in March 2020. We expect the impact of this disruption to continue into 2023 as we continue to make progress to rebuild occupancy lost due to the pandemic. The health and wellbeing of our residents and associates has been and continues to be our highest priority.

Rebuilding Occupancy. We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic while maintaining rate discipline. From March 2020 through February 2021, we lost 1,330 basis points of weighted average consolidated senior housing occupancy. From February 2021 through March 2022, we increased our weighted average consolidated senior housing occupancy by 420 basis points to 73.6%. We typically experience a seasonal occupancy decline in winter months. Despite our typical seasonal pattern, sequentially from the fourth quarter of 2021, our weighted average consolidated senior housing occupancy decreased slightly by 10 basis points to 73.4%, which represented the best first quarter sequential occupancy change in ten years. The table below sets forth our recent consolidated occupancy trend.

	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022
Weighted average	69.6%	70.5%	72.5%	73.5%	73.4%
Quarter end	70.6%	72.6%	74.2%	74.5%	75.0%

	Jan 2022	Feb 2022	Mar 2022	Apr 2022
Weighted average	73.4%	73.3%	73.6%	73.9%
Month end	74.2%	74.4%	75.0%	75.3%

During the three months ended March 31, 2022, various communities experienced restrictions on new resident move-ins due to the pandemic. As of April 30, 2022, all of our communities were open for new resident move-ins. We may revert to more restrictive measures at our communities, including restrictions on visitors and move-ins, if the pandemic worsens, as a result of infections at a community, as necessary to comply with regulatory requirements, or at the direction of authorities having jurisdiction. We cannot predict with reasonable certainty when our occupancy will return to pre-COVID-19 pandemic levels.

Pandemic Expenses. For the three months ended March 31, 2022 and 2021, we recognized $10.4 million and $27.3 million, respectively, of facility operating expense for incremental direct costs to respond to the pandemic. The direct costs include those for: acquisition of additional personal protective equipment, medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers' compensation, and health plan expense; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. On a cumulative basis since the beginning of fiscal 2020 through March 31, 2022, we have incurred $183.6 million of pandemic related facility operating expense. For the three months ended March 31, 2022 and 2021, we recorded $9.1 million and $10.7 million, respectively, of non-cash impairment charges in our operating results for our operating lease right-of-use assets and property, plant and equipment and leasehold intangibles, primarily due to the COVID-19 pandemic and lower than expected operating performance at certain communities.

Phase 4 Provider Relief Fund Grants. During the three months ended December 31, 2021, we applied for the Phase 4 general distribution from the Public Health and Social Services Emergency Fund ("Provider Relief Fund") administered by the U.S. Department of Health and Human Services ("HHS"), under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. We expect to receive the Phase 4 general distribution during the second quarter of 2022. There can be no assurance that we will qualify for, or receive, such future grants in the amount we expect or that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by HHS.

Employee Retention Credit. We were eligible to claim the employee retention credit for certain of our associates under the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"). During the year ended December 31, 2021, we recognized $9.9 million, including $9.0 million for the three months ended March 31, 2021, of employee retention credits on wages paid from March 12, 2020 to December 31, 2020 within other operating income, for which we have received $4.6 million in cash as of March 31, 2022. We recognized a receivable for the remaining $5.3 million within prepaid expenses and other current assets, net on the condensed consolidated balance sheet as of March 31, 2022. The credit was modified and extended by subsequent legislation for wages paid from January 1, 2021 through December 31, 2021, and we are assessing our eligibility to claim such credit. There can be no assurance that we will qualify for, or receive, credits in the amount or on the timing we expect.

Vaccine Update. In March 2022, the U.S. Centers for Disease Control and Prevention updated its recommendations to allow people over the age of 50 who received an initial COVID-19 booster dose at least four months ago to be eligible for another mRNA booster to increase their protection against severe disease from COVID-19. We are working to complete second vaccine booster clinics for our communities.

We cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on our business, results of operations, cash flow, and liquidity, and our response efforts may continue to delay or negatively impact our strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease; the impact of COVID-19 on the nation's economy and debt and equity markets and the local economies in our markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents' and their families' ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan, and other expenses; potentially greater use of contract labor and overtime due to COVID-19 and general labor market conditions; the impact of COVID-19 on our ability to complete financings and refinancings of various assets or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements, including the costs of unfunded, mandatory testing of residents and associates and provision of test kits to our health plan participants; increased enforcement actions resulting from COVID-19; government action that may limit our collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.

Community Labor

We continue to experience pressures associated with the intensely competitive labor environment. During 2021 and the three months ended March 31, 2022, the pressures included increased associate turnover, difficulty in timely filling open positions, and increasing wages. Continued increased competition for, or a shortage of, nurses or other associates, including due to the COVID-19 pandemic, general labor market conditions, low levels of unemployment, or general inflationary pressures, have required and may require that we enhance our pay and benefits package to compete effectively for such associates. We have increased our recruiting efforts to fill open positions. We have reviewed wage rates in all of our markets and made appropriate adjustments, and we will monitor to remain competitive. We seek to ensure that our communities are staffed with full and part-time associates. To cover open positions, we have increased our use of more expensive contract labor and overtime. Third-party staffing agencies from which we source contract labor have increased the rates they charge which has resulted in increases in the cost of contract labor. Our labor expense in our same community portfolio for the three months ended March 31, 2022 increased 4.4% sequentially from the three months ended December 31, 2021 and 13.2% year-over-year from the three months ended March 31, 2021. The year-over-year increase in our same community labor expense primarily resulted from our increased use of contract labor and overtime to cover open positions as well as merit and market wage rate adjustments initiated in 2021. We expect to continue to experience labor cost pressure as a result of merit wage rate adjustments made in March 2022, an anticipated increase in hours worked as our occupancy levels grow, and the labor environment conditions described above. As we fill more full and part-time positions, we expect to use less contract labor and overtime.

Resident Fee Rates

The rates charged at communities are highly dependent on local market conditions and the competitive environment in which the communities operate. Substantially all of our private pay senior housing residency agreements allow for adjustments in the monthly rate on 90 or fewer days' notice which enables us to seek increases in monthly rates due to inflation or other factors. Increases for level of care changes or additional services are typically allowed immediately upon notice of the change. Generally, we have increased our monthly rates, including rates for care and other services, for private pay residents on an annual basis beginning January 1 each year. We made the annual rate adjustment effective January 1, 2022 for our in-place private pay residents, which was higher than our typical annual rate adjustment and resulted in a 5.1% net increase in same community RevPOR for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Such adjustment reflects our increased costs associated with additional efforts to serve and care for our residents during the pandemic, the current inflationary environment, and the intensely competitive labor environment. The rate adjustment could result in a decrease in occupancy in our communities, and any use of promotional or other discounting would offset a portion of such rate adjustments in our RevPAR and RevPOR results. In addition, the rate adjustment may not be sufficient to offset our increased costs.

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

The results and financial position of the Health Care Services segment were deconsolidated from our consolidated financial statements as of July 1, 2021 and our 20% equity interest in the HCS Venture is accounted for under the equity method of accounting subsequent to that date. As of July 1, 2021, we recognized a $100.0 million asset within investment in unconsolidated ventures on our consolidated balance sheet for the estimated fair value of our retained 20% noncontrolling interest in the HCS Venture. We recognized a $286.5 million gain on sale, net of transaction costs, within our consolidated statement of operations for the year ended December 31, 2021 for the HCS Sale. Refer to Note 15 to the condensed consolidated financial statements contained in "Item 1. Financial Statements” for selected financial data for the Health Care Services segment for the three months ended March 31, 2021.

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

Results of Operations

As of March 31, 2022, our total operations included 678 communities with a capacity to serve over 60,000 residents. As of that date, we owned 347 communities (31,635 units), leased 298 communities (20,846 units), and managed 33 communities (4,842 units). The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q. The results of operations for any particular period are not necessarily indicative of results for any future period. Transactions completed during the period of January 1, 2021 to March 31, 2022 affect the comparability of our results of operations.

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

Comparison of Three Months Ended March 31, 2022 and 2021

Summary Operating Results

The following table summarizes our overall operating results for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Total resident fees and management fees revenue	$640,303	$672,916	$(32,613)	(4.8)%
Other operating income	376	10,735	(10,359)	(96.5)%
Facility operating expense	512,764	556,312	(43,548)	(7.8)%
Net income (loss)	(100,032)	(108,303)	8,271	7.6%
Adjusted EBITDA	37,176	34,981	2,195	6.3%

The decrease in total resident fees and management fees revenue was primarily attributable to deconsolidation of results of the Health Care Services segment effective July 1, 2021, which resulted in a decrease of $86.9 million of resident fees compared to the prior year period. The decrease in resident fees was partially offset by an 11.0% increase in same community RevPAR, comprised of a 390 basis point increase in same community weighted average occupancy and a 5.1% increase in same community RevPOR. Management fee revenue decreased $5.2 million primarily due to the transition of management agreements on 42 net communities since the beginning of the prior year period.

During the three months ended March 31, 2022 and 2021, we recognized $0.4 million and $10.7 million, respectively, of government grants and employee retention credits as other operating income based on our estimates of our satisfaction of the conditions of the grants and credits during the period.

The decrease in facility operating expense was primarily attributable to deconsolidation of results of the Health Care Services segment effective July 1, 2021, which resulted in an $87.0 million decrease in facility operating expenses. The decrease in facility operating expense was partially offset by a 10.7% increase in same community facility operating expense, including a $38.8 million, or 13.2%, increase in our same community labor expense primarily resulting from an increase in the use of contract labor and overtime to cover open positions as well as merit and market wage rate adjustments, partially offset by a decrease in incremental direct labor costs to respond to the COVID-19 pandemic. Additionally, an increase in food costs due to increased occupancy during the period and an increase in repairs and maintenance costs contributed to the increase in our same community facility operating expense. Facility operating expense for the three months ended March 31, 2022 and 2021 includes $10.4 million and $27.3 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

The decrease in net loss was primarily attributable to decreases in interest expense, general and administrative expense, and facility operating lease expense compared to the prior year period, as well as the net impact of the revenue, other operating income, and facility operating expense factors previously discussed.

The increase in Adjusted EBITDA was primarily attributable to a decrease in general and administrative expense (excluding non-cash stock based compensation expense and transaction and organizational restructuring costs) compared to the prior year period as a result of the sale of 80% of our equity in our Health Care Services segment, as well as the net impact of the revenue, other operating income, and facility operating expense factors previously discussed.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the three months ended March 31, 2022 and 2021, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$636,974	$577,499	$59,475		10.3%
Other operating income	$376	$8,152	$(7,776)		(95.4)%
Facility operating expense	$512,764	$469,281	$43,483		9.3%

Number of communities (period end)	645	650	(5)		(0.8)%
Total average units	52,586	52,971	(385)		(0.7)%
RevPAR	$4,032	$3,631	$401		11.0%
Occupancy rate (weighted average)	73.4%	69.6%	380	bps	n/a
RevPOR	$5,493	$5,219	$274		5.3%

Same Community Operating Results and Data
Resident fees	$614,441	$553,761	$60,680		11.0%
Other operating income	$358	$7,355	$(6,997)		(95.1)%
Facility operating expense	$493,284	$445,519	$47,765		10.7%

Number of communities	635	635	—		—
Total average units	50,737	50,734	3		—
RevPAR	$4,037	$3,638	$399		11.0%
Occupancy rate (weighted average)	73.4%	69.5%	390	bps	n/a
RevPOR	$5,502	$5,235	$267		5.1%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended March 31, 2022 and 2021, including operating results and data on a same community basis.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$124,404	$118,782	$5,622		4.7%
Other operating income	$2	$1,364	$(1,362)		(99.9)%
Facility operating expense	$86,722	$82,817	$3,905		4.7%

Number of communities (period end)	68	68	—		—
Total average units	12,568	12,539	29		0.2%
RevPAR	$3,299	$3,158	$141		4.5%
Occupancy rate (weighted average)	74.6%	73.6%	100	bps	n/a
RevPOR	$4,423	$4,290	$133		3.1%

Same Community Operating Results and Data
Resident fees	$122,846	$117,572	$5,274		4.5%
Other operating income	$2	$1,345	$(1,343)		(99.9)%
Facility operating expense	$85,685	$81,867	$3,818		4.7%

Number of communities	67	67	—		—
Total average units	12,378	12,373	5		—
RevPAR	$3,308	$3,167	$141		4.5%
Occupancy rate (weighted average)	74.6%	73.5%	110	bps	n/a
RevPOR	$4,435	$4,310	$125		2.9%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 2.9% increase in same community RevPOR and a 110 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of in-place rate increases. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $2.0 million, or 4.1%, increase in the segment's same community labor expense primarily resulting from an increase in the use of contract labor and overtime to cover open positions, partially offset by a decrease in incremental direct labor costs to respond to the COVID-19 pandemic. The segment's facility operating expense for the three months ended March 31, 2022 and 2021 includes $1.3 million and $3.0 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended March 31, 2022 and 2021, including operating results and data on a same community basis.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$432,132	$386,938	$45,194		11.7%
Other operating income	$356	$5,104	$(4,748)		(93.0)%
Facility operating expense	$355,625	$320,609	$35,016		10.9%

Number of communities (period end)	558	562	(4)		(0.7)%
Total average units	34,817	35,110	(293)		(0.8)%
RevPAR	$4,136	$3,673	$463		12.6%
Occupancy rate (weighted average)	73.0%	68.3%	470	bps	n/a
RevPOR	$5,665	$5,376	$289		5.4%

Same Community Operating Results and Data
Resident fees	$427,733	$380,616	$47,117		12.4%
Other operating income	$356	$4,930	$(4,574)		(92.8)%
Facility operating expense	$352,338	$313,580	$38,758		12.4%

Number of communities	553	553	—		—
Total average units	34,384	34,386	(2)		—
RevPAR	$4,147	$3,690	$457		12.4%
Occupancy rate (weighted average)	72.9%	68.2%	470	bps	n/a
RevPOR	$5,689	$5,409	$280		5.2%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 470 basis point increase in same community weighted average occupancy and a 5.2% increase in same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of in-place rate increases. The increase in the segment's resident fees was partially offset by the disposition of five communities (399 units) since the beginning of the prior year period, which resulted in $2.3 million less in resident fees during the three months ended March 31, 2022 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $32.2 million, or 15.3%, increase in the segment's same community labor expense primarily resulting from an increase in the use of contract labor and overtime to cover open positions as well as merit and market wage rate adjustments, partially offset by a decrease in incremental direct labor costs to respond to the COVID-19 pandemic. Additionally, an increase in food costs due to increased occupancy during the period and an increase in repairs and maintenance costs contributed to the increase in the segment's same community facility operating expense. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $2.2 million less in facility operating expense during the three months ended March 31, 2022 compared to the prior year period. The segment's facility operating expense for the three months ended March 31, 2022 and 2021 includes $7.6 million and $18.9 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended March 31, 2022 and 2021, including operating results and data on a same community basis.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$80,438	$71,779	$8,659		12.1%
Other operating income	$18	$1,684	$(1,666)		(98.9)%
Facility operating expense	$70,417	$65,855	$4,562		6.9%

Number of communities (period end)	19	20	(1)		(5.0)%
Total average units	5,201	5,322	(121)		(2.3)%
RevPAR	$5,109	$4,473	$636		14.2%
Occupancy rate (weighted average)	73.2%	68.5%	470	bps	n/a
RevPOR	$6,976	$6,534	$442		6.8%

Same Community Operating Results and Data
Resident fees	$63,862	$55,573	$8,289		14.9%
Other operating income	$—	$1,080	$(1,080)		(100.0)%
Facility operating expense	$55,261	$50,072	$5,189		10.4%

Number of communities	15	15	—		—
Total average units	3,975	3,975	—		—
RevPAR	$5,355	$4,660	$695		14.9%
Occupancy rate (weighted average)	73.7%	68.2%	550	bps	n/a
RevPOR	$7,267	$6,833	$434		6.4%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 550 basis point increase in same community weighted average occupancy and a 6.4% increase in same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of an occupancy mix shift to more skilled nursing services within the segment and in-place rate increases. The increase in resident fees was partially offset by the disposition of one community (120 units) since the beginning of the prior year period, which resulted in $1.6 million less in resident fees during the three months ended March 31, 2022 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $4.7 million, or 13.8%, increase in the segment's same community labor expense primarily resulting from an increase in the use of contract labor and overtime to cover open positions, partially offset by a decrease in incremental direct labor costs to respond to the COVID-19 pandemic. The increase in the segment's facility operating expense was partially offset by the disposition of one community since the beginning of the prior year period, which resulted in $2.0 million less in facility operating expense during the three months ended March 31, 2022 compared to the prior year period. The segment's facility operating expense for the three months ended March 31, 2022 and 2021 includes $1.5 million and $4.0 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Management fees	$3,329	$8,566	$(5,237)	(61.1)%
Reimbursed costs incurred on behalf of managed communities	37,141	65,794	(28,653)	(43.5)%
Costs incurred on behalf of managed communities	37,141	65,794	(28,653)	(43.5)%
General and administrative expense	45,126	49,943	(4,817)	(9.6)%
Facility operating lease expense	41,564	44,418	(2,854)	(6.4)%
Depreciation and amortization	85,684	83,891	1,793	2.1%
Asset impairment	9,075	10,677	(1,602)	(15.0)%
Interest income	95	421	(326)	(77.4)%
Interest expense	43,354	48,607	(5,253)	(10.8)%
Equity in earnings (loss) of unconsolidated ventures	(4,894)	(531)	(4,363)	NM
Gain (loss) on sale of assets, net	(294)	1,112	(1,406)	NM
Other non-operating income (loss)	(27)	1,644	(1,671)	NM
Benefit (provision) for income taxes	1,976	(752)	2,728	NM

Management Fees. The decrease in management fees was primarily attributable to the transition of management arrangements on 42 net communities since the beginning of the prior year period, generally for management arrangements on certain former unconsolidated ventures in which we sold our interest and interim management arrangements on formerly leased communities.

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to decreases in compensation costs as a result of reductions in our corporate headcount related to the HCS Sale, transaction and organizational restructuring costs, and non-cash stock-based compensation expense. General and administrative expense includes transaction and organizational restructuring costs of $0.4 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily due to expense reductions for lease incentives received for capital expenditures since the beginning of the prior year period, expense reductions subsequent to the recognition of impairment of operating lease right-of-use assets since the beginning of the prior year period, and lease termination activity since the beginning of the prior year period.

Depreciation and Amortization. The increase in depreciation and amortization expense was primarily due to the completion of community renovations, apartment upgrades, and other major building infrastructure projects for leased communities since the beginning of the prior year period.

Asset Impairment. During the three months ended March 31, 2022 and 2021, we recorded $9.1 million and $10.7 million, respectively, of non-cash impairment charges, primarily for right-of-use assets for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic and property damage at certain communities.

Interest Expense. The decrease in interest expense was primarily due to increases in the fair value of interest rate derivatives, reflecting the impact of increases in forward interest rates, and a decrease in interest expense on long-term debt, reflecting the impact of a lower weighted average interest rate for our fixed interest rate debt obligations as a result of financing activities since the beginning of the prior year period.

Equity in Earnings (Loss) of Unconsolidated Ventures. The increase in equity in loss of unconsolidated ventures was primarily for our share of the operating results of the new HCS Venture, including the impact of organizational restructuring costs for adjustments to its operational structure.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended March 31, 2022 and 2021 was due to the increase in the net deferred tax benefit recognized on operational losses and an increase in the tax benefit recognized on the vesting of restricted stock units and restricted stock awards due to an increase in our stock price during the three months ended March 31, 2022.

We recorded an aggregate deferred federal, state, and local tax benefit of $24.9 million, which was offset by an increase in the valuation allowance of $22.6 million in the three months ended March 31, 2022. We recorded an aggregate deferred federal, state, and local tax benefit of $25.2 million as a result of the operating loss for the three months ended March 31, 2021, which was offset by an increase in the valuation allowance of $25.5 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of March 31, 2022 and December 31, 2021 was $390.6 million and $368.0 million, respectively.

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

Liquidity

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the condensed consolidated statements of cash flows, and our Adjusted Free Cash Flow:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Net cash provided by (used in) operating activities	$(23,255)	$(23,857)	$(602)	(2.5)%
Net cash provided by (used in) investing activities	(36,163)	(3,806)	32,357	NM
Net cash provided by (used in) financing activities	(403)	(35,562)	(35,159)	(98.9)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	(59,821)	(63,225)	(3,404)	(5.4)%
Cash, cash equivalents, and restricted cash at beginning of period	438,314	465,148	(26,834)	(5.8)%
Cash, cash equivalents, and restricted cash at end of period	$378,493	$401,923	$(23,430)	(5.8)%
Adjusted Free Cash Flow	$(53,493)	$(50,674)	$(2,819)	(5.6)%

The decrease in net cash used in operating activities was attributable primarily to an increase in same community revenue and a decrease in general and administrative expense compared to the prior year period. These changes were partially offset by an increase in same community facility operating expense and a decrease in lessor reimbursements for capital expenditures for operating leases.

The increase in net cash used in investing activities was primarily attributable to a $46.1 million increase in purchases of marketable securities and a $3.1 million decrease in net proceeds from the sale of assets compared to the prior year period. These changes were partially offset by an $11.0 million increase in proceeds from sales and maturities of marketable securities and a $5.1 million decrease in investments in unconsolidated ventures compared to the prior year period.

The decrease in net cash used in financing activities was primarily attributable to a $28.5 million decrease in repayment of debt and financing lease obligations and a $6.7 million increase in debt proceeds compared to the prior year period.

The change in Adjusted Free Cash Flow was primarily attributable to an $11.9 million increase in non-development capital expenditures, net and an increase in same community facility operating expense compared to the prior year period. These changes were partially offset by an increase in same community revenue and a decrease in general and administrative expense compared to the prior year period.

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

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity. We also have received pandemic-related government relief, including cash grants and advanced Medicare payments, and we have elected to utilize the pandemic-related payroll tax deferral program.

Our liquidity requirements have historically arisen from:

•working capital;
•operating costs such as labor costs, severance costs, general and administrative expense, and supply costs;
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

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•working capital;
•operating costs such as labor costs, general and administrative expense, and supply costs, including those related to the COVID-19 pandemic;
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

We are highly leveraged and have significant debt and lease obligations. As of March 31, 2022, we have three principal corporate-level debt obligations and credit facilities:
•$230.0 million principal amount of 2.00% convertible senior notes due 2026.
•$80.0 million secured credit facility maturing January 2024, under which $72.6 million of letters of credit and no cash borrowings have been issued as of such date.
•Separate secured letter of credit facility providing for up to $15.0 million of letters of credit as of March 31, 2022, under which $13.6 million had been issued as of that date.

As of March 31, 2022, we had $3.8 billion of debt outstanding, at a weighted average interest rate of 3.5%. As of such date, 93.7%, or $3.6 billion, of our total debt obligations represented non-recourse property-level mortgage financings. As of March 31, 2022, $1.2 billion of our long-term debt is variable rate debt subject to interest rate cap agreements. The remaining $226.9 million of our long-term variable rate debt is not subject to any interest rate cap agreements. We are subject to market risks from changes in interest rates charged on our credit facilities and other variable rate indebtedness. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for further information on our interest rate risk.

As of March 31, 2022, we had $1.4 billion of operating and financing lease obligations. For the twelve months ending March 31, 2023, we will be required to make approximately $273.7 million of cash lease payments in connection with our existing operating and financing leases.

Total liquidity of $475.9 million as of March 31, 2022 included $289.2 million of unrestricted cash and cash equivalents (excluding restricted cash of $89.2 million), $179.3 million of marketable securities, and $7.4 million of availability on our secured credit facility. Total liquidity as of March 31, 2022 decreased $60.9 million from total liquidity of $536.8 million as of December 31, 2021. The decrease was primarily attributable to negative $53.5 million of Adjusted Free Cash Flow and $9.7 million of payments of mortgage debt.

As of March 31, 2022, our current liabilities exceeded current assets by $138.0 million. Included in our current liabilities is $207.8 million of the current portion of long-term debt. Our current liabilities also include $176.4 million of the current portion of operating and financing lease obligations, for which the associated right-of-use assets are excluded from current assets on our condensed consolidated balance sheets. We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand, cash equivalents, and marketable securities will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to seek opportunities to preserve and enhance our liquidity, including through increasing our RevPAR, maintaining expense discipline, continuing to evaluate our financing structure and the state of debt markets, monetizing non-strategic or underperforming owned assets, and seeking further government-sponsored financial relief related to the pandemic. There is no assurance that debt financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in seeking further government-sponsored financial relief or regarding the amount of, or conditions required to qualify for, any such relief.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022. The amount of mortgage financing available for our communities is generally dependent on their appraised values and performance. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. Due to lower operating performance of our communities, generally, resulting from the COVID-19 pandemic, during 2021 we sought and obtained non-agency mortgage financings to partially refinance maturing Freddie Mac and Fannie Mae indebtedness. Until our communities' performance recovers, we plan to refinance maturities using non-agency financing, and we expect our loan proceeds from such financing generally will be insufficient to fully cover maturing mortgage indebtedness. As of March 31, 2022, we have no remaining 2022 mortgage debt maturities. Our inability to obtain refinancing proceeds sufficient to cover 2023 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. Increases in market interest rates may increase our future borrowing costs for any new financing. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures, or to pursue any acquisition, investment, development, or potential lease restructuring opportunities that we identify, or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

Capital Expenditures

Our capital expenditures are comprised of community-level, corporate, and development capital expenditures. Community-level capital expenditures include recurring expenditures (routine maintenance of communities over $1,500 per occurrence and for unit turnovers over $500 per unit) and community renovations, apartment upgrades, and other major building infrastructure projects. Corporate capital expenditures include those for information technology systems and equipment, the expansion of our support platform and the remediation or replacement of assets as a result of casualty losses. Development capital expenditures include community expansions, major community redevelopment and repositioning projects, and the development of new communities.

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

The following table summarizes our capital expenditures for the three months ended March 31, 2022 for our consolidated business.

(in millions)
Community-level capital expenditures, net(1)	$33.5
Corporate capital expenditures, net(2)	5.8
Non-development capital expenditures, net(3)	39.3
Development capital expenditures, net	0.9
Total capital expenditures, net	$40.2

(1)Reflects the amount invested, net of lessor reimbursements of $4.7 million.

(2)Includes $0.3 million of remediation costs at our communities resulting from natural disasters.

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

Credit Facilities

On December 11, 2020, we entered into a revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The agreement provides a commitment amount of up to $80.0 million which can be drawn in cash or as letters of credit. The agreement matures on January 15, 2024. Amounts drawn under the facility will bear interest at 30-day London Interbank Offer Rate ("LIBOR") plus an applicable margin which was 2.75% as of March 31, 2022. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of March 31, 2022. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of March 31, 2022, $72.6 million of letters of credit and no cash borrowings were outstanding under our $80.0 million secured credit facility and the facility had $7.4 million of availability. We also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of March 31, 2022 under which $13.6 million had been issued as of that date.

Long-Term Leases

As of March 31, 2022, we operated 298 communities under long-term leases (231 operating leases and 67 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. We typically guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

For the three months ended March 31, 2022, our cash lease payments for our operating leases and financing leases were $51.4 million and $17.5 million, respectively. For the twelve months ending March 31, 2023, we will be required to make $273.7 million of cash lease payments in connection with our existing operating and financing leases.

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

As of March 31, 2022, we are in compliance with the financial covenants of our debt agreements and long-term leases.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP performance measure that we define as net income (loss) excluding: benefit/provision for income taxes, non-operating income/expense items, and depreciation and amortization; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, cost reduction, or organizational restructuring items that management does not consider as part of our underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include non-cash impairment charges, gain/loss on facility operating lease termination, operating lease expense adjustment, non-cash stock-based compensation expense, and transaction and organizational restructuring costs. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income (loss)	$(100,032)	$(108,303)
Provision (benefit) for income taxes	(1,976)	752
Equity in (earnings) loss of unconsolidated ventures	4,894	531
Loss (gain) on sale of assets, net	294	(1,112)
Other non-operating (income) loss	27	(1,644)
Interest expense	43,354	48,607
Interest income	(95)	(421)
Income (loss) from operations	(53,534)	(61,590)
Depreciation and amortization	85,684	83,891
Asset impairment	9,075	10,677
Operating lease expense adjustment	(8,307)	(4,664)
Non-cash stock-based compensation expense	3,885	4,783
Transaction and organizational restructuring costs	373	1,884
Adjusted EBITDA(1)	$37,176	$34,981

(1)     Adjusted EBITDA includes $0.4 million and $10.7 million benefit for the three months ended March 31, 2022 and 2021, respectively, of government grants and credits recognized in other operating income.

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(23,255)	$(23,857)
Net cash provided by (used in) investing activities	(36,163)	(3,806)
Net cash provided by (used in) financing activities	(403)	(35,562)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(59,821)	$(63,225)

Net cash provided by (used in) operating activities	$(23,255)	$(23,857)
Distributions from unconsolidated ventures from cumulative share of net earnings	(561)	—
Changes in prepaid insurance premiums financed with notes payable	16,629	12,985
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(1,490)	(7,563)
Non-development capital expenditures, net	(39,326)	(27,450)
Payment of financing lease obligations	(5,490)	(4,789)
Adjusted Free Cash Flow(1)	$(53,493)	$(50,674)

(1)     Adjusted Free Cash Flow includes:
•$0.8 million and $1.7 million benefit for the three months ended March 31, 2022 and 2021, respectively, from government grants and credits received
•$1.8 million recoupment of accelerated/advanced Medicare payments for the three months ended March 31, 2022

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of March 31, 2022, 62.0%, or $2.4 billion, of our long-term debt had a weighted average fixed interest rate of 3.93%. As of March 31, 2022, we had $1.5 billion of long-term variable rate debt, at a weighted average interest rate of 2.76%.

In the normal course of business, we enter into certain interest rate cap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of March 31, 2022, $1.2 billion, or 32.1%, of our long-term debt is variable rate debt subject to interest rate cap agreements, at a weighted-average interest rate of 2.81%, and $226.9 million, or 5.9%, of our long-term debt is variable rate debt not subject to any interest rate cap agreements. Approximately 91% of our outstanding variable rate debt is indexed to LIBOR and approximately 9% of our outstanding variable rate debt is indexed to the Secured Overnight Financing Rate ("SOFR"), and accordingly our annual interest expense related to variable rate debt is directly affected by movements in LIBOR or SOFR. After consideration of hedging instruments currently in place, increases in LIBOR and SOFR of 100, 200, and 500 basis points would have resulted in additional annual interest expense of $14.9 million, $29.9 million, and $59.2 million, respectively. Certain of our variable rate debt instruments include springing provisions that obligate us to acquire additional interest rate caps in the event that LIBOR or SOFR increases above certain levels, and the implementation of those provisions would result in additional mitigation of interest costs.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 10 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended March 31, 2022 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
1/1/2022 - 1/31/2022	—	$—	—	$44,026
2/1/2022 - 2/28/2022	594,939	6.99	—	44,026
3/1/2022 - 3/31/2022	4,817	7.05	—	44,026
Total	599,756	$7.00	—

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
(2)On November 1, 2016, we announced that our Board of Directors had approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of March 31, 2022, $44.0 million remained available under the repurchase program.

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
10.1
Amendment No. 2 to Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”) effective January 26, 2022 (incorporated by reference to Exhibit 10.4.3 to the Company's Annual Report on Form 10-K filed on February 15, 2022 (File No. 001-32641)).

10.2
Amended and Restated Tier I Severance Pay Policy dated February 10, 2022 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on February 15, 2022 (File No. 001-32641)).

10.3
Form of Severance Letter Under Amended and Restated Tier I Severance Pay Policy dated August 6, 2010 (applicable to Todd Kaestner)(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2010 (File No. 001-32641)).

10.4	Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2022 Time-Based Form for Executive Officers).
10.5	Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2022 Performance-Based Form for Executive Officers).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101).
*	Schedules and exhibits have been omitted pursuant to Item 601 of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Steven E. Swain
Name:	Steven E. Swain
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	May 6, 2022