Form 10-Q
period 2022-06-30
Brookdale Senior Living Inc.
filed 2022-08-09
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 5, 2022, 186,785,164 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted stock and restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$238,757	$347,031
Marketable securities	165,481	182,393
Restricted cash	29,946	26,845
Accounts receivable, net	49,544	51,137
Assets held for sale	—	3,642
Prepaid expenses and other current assets, net	103,738	87,946
Total current assets	587,466	698,994
Property, plant and equipment and leasehold intangibles, net	4,839,643	4,904,292
Operating lease right-of-use assets	572,191	630,423
Restricted cash	59,839	64,438
Investment in unconsolidated ventures	59,697	67,424
Goodwill	27,321	27,321
Deferred tax asset	1,717	279
Other assets, net	20,422	17,296
Total assets	$6,168,296	$6,410,467
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$268,341	$63,125
Current portion of financing lease obligations	22,996	22,151
Current portion of operating lease obligations	154,455	148,642
Trade accounts payable	76,651	76,125
Accrued expenses	260,150	254,831
Refundable fees and deferred revenue	71,420	67,080
Total current liabilities	854,013	631,954
Long-term debt, less current portion	3,565,819	3,778,087
Financing lease obligations, less current portion	526,601	532,136
Operating lease obligations, less current portion	620,035	681,876
Other liabilities	83,261	86,791
Total liabilities	5,649,729	5,710,844
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at June 30, 2022 and December 31, 2021; 197,783,147 and 197,485,318 shares issued and 187,255,622 and 186,957,793 shares outstanding (including 483,299 and 1,549,059 unvested restricted shares), respectively	1,978	1,975
Additional paid-in-capital	4,211,931	4,208,675
Treasury stock, at cost; 10,527,525 shares at June 30, 2022 and December 31, 2021	(102,774)	(102,774)
Accumulated deficit	(3,594,905)	(3,410,474)
Total Brookdale Senior Living Inc. stockholders' equity	516,230	697,402
Noncontrolling interest	2,337	2,221
Total equity	518,567	699,623
Total liabilities and equity	$6,168,296	$6,410,467

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Resident fees	$640,388	$673,978	$1,277,362	$1,338,328
Management fees	3,329	4,998	6,658	13,564
Reimbursed costs incurred on behalf of managed communities	37,388	43,008	74,529	108,802
Other operating income	8,411	1,308	8,787	12,043
Total revenue and other operating income	689,516	723,292	1,367,336	1,472,737

Expense
Facility operating expense (excluding facility depreciation and amortization of $80,944, $77,921, $160,876, and $155,195, respectively)	513,664	550,846	1,026,428	1,107,158
General and administrative expense (including non-cash stock-based compensation expense of $3,619, $4,527, $7,504, and $9,310, respectively)	41,752	52,400	86,878	102,343
Facility operating lease expense	41,538	43,864	83,102	88,282
Depreciation and amortization	86,623	83,591	172,307	167,482
Asset impairment	2,599	2,078	11,674	12,755
Costs incurred on behalf of managed communities	37,388	43,008	74,529	108,802
Total operating expense	723,564	775,787	1,454,918	1,586,822
Income (loss) from operations	(34,048)	(52,495)	(87,582)	(114,085)

Interest income	778	341	873	762
Interest expense:
Debt	(35,693)	(35,425)	(68,850)	(70,776)
Financing lease obligations	(11,994)	(11,492)	(24,052)	(22,875)
Amortization of deferred financing costs	(1,520)	(1,907)	(3,062)	(3,822)
Change in fair value of derivatives	973	(233)	4,376	(191)
Equity in earnings (loss) of unconsolidated ventures	(2,439)	13,946	(7,333)	13,415
Gain (loss) on sale of assets, net	961	(79)	667	1,033
Other non-operating income (loss)	(111)	2,948	(138)	4,592
Income (loss) before income taxes	(83,093)	(84,396)	(185,101)	(191,947)
Benefit (provision) for income taxes	(1,190)	792	786	40
Net income (loss)	(84,283)	(83,604)	(184,315)	(191,907)
Net (income) loss attributable to noncontrolling interest	(135)	19	(116)	37
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(84,418)	$(83,585)	$(184,431)	$(191,870)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.45)	$(0.45)	$(0.99)	$(1.04)

Weighted average shares used in computing basic and diluted net income (loss) per share	186,761	185,182	186,341	184,600

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total equity, balance at beginning of period	$599,279	$695,107	$699,623	$802,729
Common stock:
Balance at beginning of period	$1,978	$1,978	$1,975	$1,983
Restricted stock and restricted stock units, net	—	(1)	9	1
Shares withheld for employee taxes	—	—	(6)	(7)
Balance at end of period	$1,978	$1,977	$1,978	$1,977
Additional paid-in-capital:
Balance at beginning of period	$4,208,360	$4,213,095	$4,208,675	$4,212,409
Non-cash stock-based compensation expense	3,619	4,527	7,504	9,310
Issuance of common stock under Associate Stock Purchase Plan	—	213	—	437
Restricted stock and restricted stock units, net	—	1	(9)	(1)
Shares withheld for employee taxes	(48)	(115)	(4,239)	(4,437)
Other, net	—	7	—	10
Balance at end of period	$4,211,931	$4,217,728	$4,211,931	$4,217,728
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(3,510,487)	$(3,419,469)	$(3,410,474)	$(3,311,184)
Net income (loss)	(84,418)	(83,585)	(184,431)	(191,870)
Balance at end of period	$(3,594,905)	$(3,503,054)	$(3,594,905)	$(3,503,054)
Noncontrolling interest:
Balance at beginning of period	$2,202	$2,277	$2,221	$2,295
Net income (loss) attributable to noncontrolling interest	135	(19)	116	(37)
Balance at end of period	$2,337	$2,258	$2,337	$2,258
Total equity, balance at end of period	$518,567	$616,135	$518,567	$616,135

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	187,283	187,230	186,958	187,804
Issuance of common stock under Associate Stock Purchase Plan	—	30	—	73
Restricted stock and restricted stock units, net	(18)	(104)	907	23
Shares withheld for employee taxes	(9)	(17)	(609)	(761)
Balance at end of period	187,256	187,139	187,256	187,139

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(184,315)	$(191,907)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, net	175,369	171,304
Asset impairment	11,674	12,755
Equity in (earnings) loss of unconsolidated ventures	7,333	(13,415)
Distributions from unconsolidated ventures from cumulative share of net earnings	561	5,355
Amortization of entrance fees	(1,267)	(876)
Proceeds from deferred entrance fee revenue	1,959	2,298
Deferred income tax (benefit) provision	(1,438)	(704)
Operating lease expense adjustment	(16,615)	(9,990)
Change in fair value of derivatives	(4,376)	191
Loss (gain) on sale of assets, net	(667)	(1,033)
Non-cash stock-based compensation expense	7,504	9,310
Other	(181)	(4,007)
Changes in operating assets and liabilities:
Accounts receivable, net	1,592	(1,267)
Prepaid expenses and other assets, net	(5,550)	1,605
Prepaid insurance premiums financed with notes payable	(11,252)	(8,785)
Trade accounts payable and accrued expenses	(822)	2,131
Refundable fees and deferred revenue	3,956	(8,918)
Operating lease assets and liabilities for lessor capital expenditure reimbursements	4,857	15,506
Net cash provided by (used in) operating activities	(11,678)	(20,447)
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	155	(75)
Purchase of marketable securities	(205,373)	(119,914)
Sale and maturities of marketable securities	222,500	192,995
Capital expenditures, net of related payables	(96,851)	(79,538)
Acquisition of assets	(6,004)	—
Investment in unconsolidated ventures	(167)	(5,359)
Proceeds from sale of assets, net	5,739	9,646
Net cash provided by (used in) investing activities	(80,001)	(2,245)
Cash Flows from Financing Activities
Proceeds from debt	29,302	21,022
Repayment of debt and financing lease obligations	(43,084)	(72,970)
Payment of financing costs, net of related payables	(116)	(172)
Payments of employee taxes for withheld shares	(4,195)	(4,444)
Other	—	10
Net cash provided by (used in) financing activities	(18,093)	(56,554)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(109,772)	(79,246)
Cash, cash equivalents, and restricted cash at beginning of period	438,314	465,148
Cash, cash equivalents, and restricted cash at end of period	$328,542	$385,902
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 674 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care and services in an environment that feels like home. As of June 30, 2022, the Company owned 346 communities, representing a majority of the Company's consolidated community portfolio, leased 295 communities, and managed 33 communities.

On July 1, 2021, the Company sold 80% of its equity in its Health Care Services segment. The accompanying unaudited condensed consolidated financial statements include the results of operations and cash flows of the Health Care Services segment for the six months ended June 30, 2021. For periods beginning July 1, 2021, the results and financial position of the Health Care Services segment were deconsolidated from the Company's consolidated financial statements and its 20% equity interest in the Health Care Services venture (the "HCS Venture") is accounted for under the equity method of accounting.

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

Employee Retention Credit. The Company was eligible to claim the employee retention credit for certain of its associates under the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"). The Company recognized $0.9 million and $9.9 million for the three and six months ended June 30, 2021, respectively, of employee retention credits on wages paid from March 12, 2020 to December 31, 2020 within other operating income, for which the Company has received $4.6 million in cash as of June 30, 2022. The credit was modified and extended by subsequent legislation for wages paid from January 1, 2021 through December 31, 2021. During the three and six months ended June 30, 2022, the Company recognized $4.7 million of employee retention credits on wages paid in 2021 within other operating income based upon its current estimates. The Company has a receivable for the remaining $10.1 million included within prepaid expenses and other current assets, net on the condensed consolidated balance sheet as of June 30, 2022.

Phase 4 Provider Relief Fund Grants. During the three months ended December 31, 2021, the Company applied for the Phase 4 general distribution from the Public Health and Social Services Emergency Fund ("Provider Relief Fund") administered by the U.S. Department of Health and Human Services ("HHS"), under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The Company accepted approximately

$60.0 million of Phase 4 grants on August 5, 2022. The Company has not recognized any Phase 4 grant amounts in income for the three or six months ended June 30, 2022.

4. Fair Value Measurements

Marketable Securities

As of June 30, 2022 and December 31, 2021, marketable securities of $165.5 million and $182.4 million, respectively, are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

Debt

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding long-term debt with a carrying amount of approximately $3.8 billion as of both June 30, 2022 and December 31, 2021. Fair value of the long-term debt is approximately $3.4 billion as of June 30, 2022 and approximates the carrying amount as of December 31, 2021. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

5. Revenue

The Company disaggregates its revenue from contracts with customers by payor source as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. Resident fee revenue by payor source is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Private pay	93.6%	81.0%	93.5%	81.2%
Government reimbursement	5.1%	14.6%	5.1%	14.6%
Other third-party payor programs	1.3%	4.4%	1.4%	4.2%

The sale of 80% of the Company's equity in its Health Care Services segment on July 1, 2021 reduced its revenue from government reimbursement programs. Refer to Note 15 for disaggregation of revenue by reportable segment.

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

The Company had total deferred revenue (included within refundable fees and deferred revenue and other liabilities within the condensed consolidated balance sheets) of $71.8 million and $67.5 million, including $30.9 million and $27.5 million of monthly resident fees billed and received in advance, as of June 30, 2022 and December 31, 2021, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized $48.6 million and $46.2 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2022 and 2021, respectively.

6. Property, Plant and Equipment and Leasehold Intangibles, Net

As of June 30, 2022 and December 31, 2021, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following.

(in thousands)	June 30, 2022	December 31, 2021
Land	$508,210	$502,610
Buildings and improvements	5,293,975	5,262,136
Furniture and equipment	1,019,609	990,006
Resident and leasehold operating intangibles	301,732	303,737
Construction in progress	58,387	51,037
Assets under financing leases and leasehold improvements	1,633,303	1,609,217
Property, plant and equipment and leasehold intangibles	8,815,216	8,718,743
Accumulated depreciation and amortization	(3,975,573)	(3,814,451)
Property, plant and equipment and leasehold intangibles, net	$4,839,643	$4,904,292

Assets under financing leases and leasehold improvements includes $315.4 million and $332.3 million of financing lease right-of-use assets, net of accumulated amortization, as of June 30, 2022 and December 31, 2021, respectively. Refer to Note 8 for further information on the Company's financing leases.

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $86.6 million and $83.6 million for the three months ended June 30, 2022 and 2021, respectively, and $172.3 million and $167.5 million for the six months ended June 30, 2022 and 2021, respectively. The Company recognized $1.6 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $2.1 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively, of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets, primarily due to property damage at certain communities and decreased occupancy and future cash flow estimates at certain communities as a result of the continuing impacts of the COVID-19 pandemic.

7. Debt

Long-term debt consists of the following.

(in thousands)	June 30, 2022	December 31, 2021
Fixed rate mortgage notes payable due 2023 through 2047; weighted average interest rate of 4.14% as of both June 30, 2022 and December 31, 2021	$2,153,956	$2,164,115
Variable rate mortgage notes payable due 2023 through 2030; weighted average interest rate of 4.04% and 2.44% as of June 30, 2022 and December 31, 2021, respectively	1,467,840	1,476,943
Convertible notes payable due October 2026; interest rate of 2.00% as of both June 30, 2022 and December 31, 2021	230,000	230,000
Other notes payable due 2022, interest rate of 2.10% as of June 30, 2022	9,605	—
Deferred financing costs, net	(27,241)	(29,846)
Total long-term debt	3,834,160	3,841,212
Current portion	268,341	63,125
Total long-term debt, less current portion	$3,565,819	$3,778,087

As of June 30, 2022, 93.8%, or $3.6 billion, of the Company's total debt obligations represented non-recourse property-level mortgage financings.

As of June 30, 2022, $72.6 million of letters of credit and no cash borrowings were outstanding under the Company's $80.0 million secured credit facility. The Company also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of June 30, 2022 under which $13.9 million had been issued as of that date.

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

As of June 30, 2022, the Company is in compliance with the financial covenants of its debt agreements.

8. Leases

As of June 30, 2022, the Company operated 295 communities under long-term leases (230 operating leases and 65 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of June 30, 2022, the Company is in compliance with the financial covenants of its long-term leases.

Lease right-of-use assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognized $1.0 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively, and $9.6 million and $10.5 million for the six months ended June 30, 2022 and 2021, respectively, of non-cash impairment charges in its operating results for its operating lease right-of-use assets, primarily due to decreased occupancy and future cash flow estimates at certain communities as a result of the continuing impacts of the COVID-19 pandemic.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and net cash outflows from leases is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Leases (in thousands)	2022	2021	2022	2021
Facility operating expense	$1,561	$4,520	$3,084	$9,362
Facility lease expense	41,538	43,864	83,102	88,282
Operating lease expense	43,099	48,384	86,186	97,644
Operating lease expense adjustment (1)	8,308	5,326	16,615	9,990
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(3,367)	(7,943)	(4,857)	(15,506)
Operating net cash outflows from operating leases	$48,040	$45,767	$97,944	$92,128

(1)Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense.

	Three Months Ended June 30,		Six Months Ended June 30,
Financing Leases (in thousands)	2022	2021	2022	2021
Depreciation and amortization	$7,607	$7,594	$15,273	$15,224
Interest expense: financing lease obligations	11,994	11,492	24,052	22,875
Financing lease expense	$19,601	$19,086	$39,325	$38,099

Operating cash outflows from financing leases	$11,994	$11,492	$24,052	$22,875
Financing cash outflows from financing leases	5,610	4,864	11,100	9,653
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	(3,770)	(2,057)	(6,977)	(3,446)
Total net cash outflows from financing leases	$13,834	$14,299	$28,175	$29,082

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases recognized on the condensed consolidated balance sheet as of June 30, 2022 are as follows (in thousands).

Year Ending December 31,	Operating Leases	Financing Leases
2022 (six months)	$102,321	$34,171
2023	209,006	69,401
2024	194,536	70,615
2025	192,255	59,994
2026	76,955	61,250
Thereafter	206,716	53,382
Total lease payments	981,789	348,813
Purchase option liability and non-cash gain on future sale of property	—	424,316
Imputed interest and variable lease payments	(207,299)	(223,532)
Total lease obligations	$774,490	$549,597

9. Investment in Unconsolidated Ventures

As of June 30, 2022, the Company holds a 20% equity interest, and affiliates of HCA Healthcare Inc. own an 80% interest, in the HCS Venture, and the Company has determined the HCS Venture is a VIE. The HCS Venture operates home health and hospice agencies in the United States. The Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact this VIE's economic performance. The Company's interest in the HCS Venture is accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the HCS Venture was $54.3 million, which is included in investment in unconsolidated ventures on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2022. As of June 30, 2022, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to the HCS Venture.

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

In June 2020, the Company and several current and former executive officers were named as defendants in a putative class action lawsuit alleging violations of the federal securities laws filed in the federal court for the Middle District of Tennessee. The lawsuit asserted that the defendants made material misstatements and omissions concerning the Company's business, operational and compliance policies, compliance with applicable regulations and statutes, and staffing practices that caused the Company's stock price to be artificially inflated between August 2016 and April 2020. The district court dismissed the lawsuit and entered judgment in favor of the defendants in September 2021, and the plaintiffs did not file an appeal. Between October 2020 and June 2021, alleged stockholders of the Company filed several stockholder derivative lawsuits in the federal courts for the Middle District of Tennessee and the District of Delaware, which was subsequently transferred to the Middle District of Tennessee. The derivative lawsuits are currently pending and assert claims on behalf of the Company against certain current and former officers and directors for alleged breaches of duties owed to the Company. The complaints incorporate substantively similar allegations to the securities lawsuit described above.

11. Stock-Based Compensation

Grants of restricted stock units and stock awards under the Company's 2014 Omnibus Incentive Plan were as follows.

(in thousands, except weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2022	2,862	$5.50	$15,743
Three months ended June 30, 2022	26	$6.40	$166

12. Earnings Per Share

During the three and six months ended June 30, 2022 and 2021, the Company reported consolidated net losses. As a result of the net losses reported for the periods, all unvested restricted stock, restricted stock units, and potential shares issuable under warrants and convertible senior notes were antidilutive for the periods and as such were not included in the computation of diluted weighted average shares outstanding. The following potentially outstanding shares of common stock were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because including the shares would have been antidilutive.

	As of June 30,
(in millions)	2022	2021
Restricted stock and restricted stock units	5.5	6.1
Warrants	16.3	16.3
Convertible senior notes	38.3	—
Total	60.1	22.4

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

As of June 30, 2022, the maximum number of shares issuable upon conversion of convertible senior notes is 38.3 million (after giving effect to additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events).

13. Income Taxes

The difference between the Company's effective tax rate for the three months ended June 30, 2022 and 2021 was due to the increase in the net deferred tax expense resulting from a valuation allowance recorded in excess of the benefit recorded on operational losses for the three months ended June 30, 2022. The difference between the Company's effective tax rate for the six months ended June 30, 2022 and 2021 was due to the increase in the net deferred tax benefit recognized on operational losses and an increase in the tax benefit recognized on the vesting of restricted stock units and restricted stock awards.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $20.6 million for the three months ended June 30, 2022, which was offset by an increase to the valuation allowance of $21.4 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $45.5 million for the six months ended June 30, 2022, which was offset by an increase to the valuation allowance of $44.0 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $20.8 million for the three months ended June 30, 2021, which was offset by an increase to the valuation allowance of $19.8 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $46.0 million for the six months ended June 30, 2021, which was offset by an increase to the valuation allowance of $45.3 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of June 30, 2022 and December 31, 2021 was $412.0 million and $368.0 million, respectively.

The increase in the valuation allowance for the six months ended June 30, 2022 is the result of current operating losses during the six months ended June 30, 2022 and by the anticipated reversal of future tax liabilities offset by future tax deductions. The increase in the valuation allowance for the six months ended June 30, 2021 is the result of current operating losses during the six months ended June 30, 2021.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three and six months ended June 30, 2022 and 2021 which are included in income tax expense or benefit for the period. As of June 30, 2022, tax returns for years 2018 through 2020 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

14. Supplemental Disclosure of Cash Flow Information

During the period from January 1, 2021 through June 30, 2022, the Company disposed of five owned communities and the Company's triple-net lease obligations on six communities were terminated (including through the acquisition of one formerly leased community). During the six months ended June 30, 2022, the Company completed the sale of two owned communities for cash proceeds of $4.4 million, net of transaction costs, and recognized a net gain on sale of assets of $0.7 million for these sales. During the six months ended June 30, 2021, the Company completed the sale of two owned communities for cash proceeds of $8.5 million, net of transaction costs, and recognized a net gain on sale of assets of $0.5 million for these sales.

	Six Months Ended June 30,
(in thousands)	2022	2021
Supplemental Disclosure of Cash Flow Information:
Interest paid	$92,673	$94,683
Income taxes paid, net of refunds	$598	$2,963

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$85,012	$63,245
Capital expenditures - development, net	2,690	2,118
Capital expenditures - non-development - reimbursable	11,833	18,952
Trade accounts payable	(2,684)	(4,777)
Net cash paid	$96,851	$79,538
Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$(1,264)	$—
Assets held for sale	(3,668)	(8,040)
Property, plant and equipment and leasehold intangibles, net	—	(568)
Other liabilities	(140)	(5)
Loss (gain) on sale of assets, net	(667)	(1,033)
Net cash received	$(5,739)	$(9,646)

Supplemental Schedule of Non-cash Operating, Investing, and Financing Activities:
Non-cash lease transactions, net:
Property, plant and equipment and leasehold intangibles, net	$11,056	$2,534
Operating lease right-of-use assets	10,780	16,733
Financing lease obligations	(6,296)	(2,534)
Operating lease obligations	(15,540)	(16,733)
Net	$—	$—

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

(in thousands)	June 30, 2022	December 31, 2021
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$238,757	$347,031
Restricted cash	29,946	26,845
Long-term restricted cash	59,839	64,438
Total cash, cash equivalents, and restricted cash	$328,542	$438,314

15. Segment Information

As of June 30, 2022, the Company has three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment. Prior to July 1, 2021, the Company had an additional reportable segment, Health Care Services. On July 1, 2021, the Company sold 80% of its equity in its Health Care Services segment. For periods beginning July 1, 2021, the results and financial position of its Health Care Services segment were deconsolidated from the Company's consolidated financial statements and its 20% equity interest in the HCS Venture is accounted for under the equity method of accounting as of that date.

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

The following tables set forth selected segment financial data.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue and other operating income:
Independent Living(1)(2)	$126,737	$118,116	$251,143	$238,262
Assisted Living and Memory Care(1)(2)	440,866	392,347	873,354	784,389
CCRCs(1)(2)	81,196	76,988	161,652	150,451
All Other	40,717	48,006	81,187	122,366
Health Care Services(1)(2)	—	87,835	—	177,269
Total revenue and other operating income	$689,516	$723,292	$1,367,336	$1,472,737

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Segment operating income:(3)
Independent Living	$38,709	$35,292	$76,393	$72,621
Assisted Living and Memory Care	87,588	77,062	164,451	148,495
CCRCs	8,838	8,673	18,877	16,281
All Other	3,329	4,998	6,658	13,564
Health Care Services	—	3,413	—	5,816
Total segment operating income	138,464	129,438	266,379	256,777
General and administrative expense (including non-cash stock-based compensation expense)	41,752	52,400	86,878	102,343
Facility operating lease expense	41,538	43,864	83,102	88,282
Depreciation and amortization	86,623	83,591	172,307	167,482
Asset impairment	2,599	2,078	11,674	12,755
Income (loss) from operations	$(34,048)	$(52,495)	$(87,582)	$(114,085)

	As of
(in thousands)	June 30, 2022	December 31, 2021
Total assets:
Independent Living(4)	$1,310,044	$1,349,341
Assisted Living and Memory Care	3,551,394	3,601,144
CCRCs	681,846	693,386
Corporate and All Other	625,012	766,596
Total assets	$6,168,296	$6,410,467

(1)All revenue and other operating income is earned from external third parties in the United States.

(2)Includes other operating income recognized for the credits or grants pursuant to the employee retention credit and other government sources. Allocations to the applicable segment generally reflect the credits earned by the segment, the segment's receipt and acceptance of the grant, or the segment's proportional utilization of the grant. Other operating income by segment is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Other operating income:
Independent Living	$1,159	$111	$1,161	$1,475
Assisted Living and Memory Care	6,412	629	6,768	5,733
CCRCs	840	46	858	1,730
Health Care Services	—	522	—	3,105
Total other operating income	$8,411	$1,308	$8,787	$12,043

(3)Segment operating income is defined as segment revenues and other operating income less segment facility operating expenses (excluding facility depreciation and amortization) and costs incurred on behalf of managed communities.

(4)The Company's Independent Living segment had a carrying amount of goodwill of $27.3 million as of both June 30, 2022 and December 31, 2021.

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

Unless otherwise specified, references to "Brookdale," "we," "us," "our," or "the Company" in this Quarterly Report on Form 10-Q mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Overview

We are the nation's premier operator of senior living communities, operating and managing 674 communities in 41 states as of June 30, 2022, with the ability to serve more than 60,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs").

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

Rebuilding Occupancy. We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic while maintaining rate discipline. From March 2020 through February 2021, we lost 1,330 basis points of weighted average consolidated senior housing occupancy. From February 2021 through July 2022, we increased our weighted average consolidated senior housing occupancy by 650 basis points to 75.9%. Sequentially from the first quarter of 2022, our weighted average consolidated senior housing occupancy increased by 120 bps to 74.6% for the second quarter of 2022. The table below sets forth our recent consolidated occupancy trend.

	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022
Weighted average	69.6%	70.5%	72.5%	73.5%	73.4%	74.6%
Quarter end	70.6%	72.6%	74.2%	74.5%	75.0%	76.6%

	Jan 2022	Feb 2022	Mar 2022	Apr 2022	May 2022	Jun 2022	Jul 2022
Weighted average	73.4%	73.3%	73.6%	73.9%	74.6%	75.2%	75.9%
Month end	74.2%	74.4%	75.0%	75.3%	76.2%	76.6%	77.1%

During the three and six months ended June 30, 2022, various communities experienced restrictions on new resident move-ins due to the pandemic. As of July 31, 2022, substantially all of our communities were open for new resident move-ins. We may revert to more restrictive measures at our communities, including restrictions on visitors and move-ins, if the pandemic worsens, as a result of infections at a community, as necessary to comply with regulatory requirements, or at the direction of authorities having jurisdiction. We cannot predict with reasonable certainty when our occupancy will return to pre-COVID-19 pandemic levels.

Pandemic Expenses. For the three and six months ended June 30, 2022, we recognized $1.9 million and $12.3 million, respectively, of facility operating expense for incremental direct costs to respond to the pandemic. For the three and six months ended June 30, 2021, we recognized $9.7 million and $37.1 million, respectively, of facility operating expense for incremental direct costs to respond to the pandemic. The direct costs include those for: acquisition of additional personal protective equipment, medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers' compensation, and health plan expense; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. On a cumulative basis since the beginning of fiscal 2020 through June 30, 2022, we have incurred $185.5 million of pandemic related facility operating expense. For the three and six months ended June 30, 2022, we recorded $2.6 million and $11.7 million, respectively, of non-cash impairment charges in our operating results for our operating lease right-of-use assets and property, plant and equipment and leasehold intangibles, primarily due to decreased occupancy and future cash flow estimates at certain communities as a result of the continuing impacts of the COVID-19 pandemic. For the three and six months ended June 30, 2021, we recorded $2.1 million and $12.8 million, respectively, of such non-cash impairment charges.

Phase 4 Provider Relief Fund Grants. During the three months ended December 31, 2021, we applied for the Phase 4 general distribution from the Public Health and Social Services Emergency Fund ("Provider Relief Fund") administered by the U.S. Department of Health and Human Services ("HHS"), under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. We accepted approximately $60.0 million of Phase 4 grants on August 5, 2022. We expect to recognize the Phase 4 grants in income during the three months ended September 30, 2022.

Employee Retention Credit. We were eligible to claim the employee retention credit for certain of our associates under the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"). We recognized $0.9 million and $9.9 million for the three and six months ended June 30, 2021, respectively, of employee retention credits on wages paid from March 12, 2020 to December 31, 2020 within other operating income, for which we have received $4.6 million in cash as of June 30, 2022. The credit was modified and extended by subsequent legislation for wages paid from January 1, 2021 through December 31, 2021. During the three and six months ended June 30, 2022, we recognized $4.7 million of employee retention credits on wages paid in 2021 within other operating income based upon our current estimates. We have a receivable for the remaining $10.1 million included within prepaid expenses and other current assets, net on the condensed consolidated balance sheet as of June 30, 2022.

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

Community Labor

We continue to experience pressures associated with the intensely competitive labor environment. During 2021 and the six months ended June 30, 2022, the pressures included increased associate turnover, difficulty in timely filling open positions, and increasing wages. Continued increased competition for, or a shortage of, nurses or other associates, including due to the COVID-19 pandemic, general labor market conditions, low levels of unemployment, or general inflationary pressures, have required and may require that we enhance our pay and benefits package to compete effectively for such associates. We have increased our recruiting efforts to fill open positions and have increased our workforce since December 31, 2021. We have reviewed wage rates in all of our markets and made appropriate adjustments, and we will monitor to remain competitive. We seek to ensure that our communities are staffed with full and part-time associates. To cover open positions, we have increased our use of more expensive contract labor and overtime. Third-party staffing agencies from which we source contract labor have increased the rates they charge which has resulted in increases in the cost of contract labor. Our labor expense in our same community portfolio for the three and six months ended June 30, 2022 increased 14.0% and 13.6% from the three and six months ended June 30, 2021, respectively. The year-over-year increases in our same community labor expense primarily resulted from our increased use of contract labor and overtime as well as merit and market wage rate adjustments. Our labor expense in our same community portfolio for the three months ended June 30, 2022 increased 0.2% sequentially from the three months ended March 31, 2022 due to increases in hours worked by associates, recent wage rate adjustments, and an additional day of expense during the three months ended June 30, 2022, which were offset by a decreased use of contract labor and a moderation of COVID-19 related labor costs. We expect to continue to experience labor cost pressure as a result of an anticipated increase in hours worked as our occupancy levels grow and the labor environment conditions described above. As we fill more full and part-time positions, we expect to use less contract labor and overtime.

Resident Fee Rates

The rates charged at communities are highly dependent on local market conditions and the competitive environment in which the communities operate. Substantially all of our private pay senior housing residency agreements allow for adjustments to the monthly rate on 90 or fewer days' notice which enables us to seek increases in monthly rates due to inflation or other factors. Increases for level of care changes or additional services are typically allowed immediately upon notice of the change. Generally, we have increased our monthly rates, including rates for care and other services, for private pay residents on an annual basis beginning January 1 each year. We made the annual rate adjustment effective January 1, 2022 for our in-place private pay residents, which was higher than our typical annual rate adjustment and resulted in a 4.6% net increase in same community RevPOR for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Such adjustment reflects our increased costs associated with additional efforts to serve and care for our residents during the pandemic, the current inflationary environment, and the intensely competitive labor environment. Any use of promotional or other discounting would offset a portion of such rate adjustments in our RevPAR and RevPOR results.

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

The results and financial position of the Health Care Services segment were deconsolidated from our consolidated financial statements as of July 1, 2021 and our 20% equity interest in the HCS Venture is accounted for under the equity method of accounting subsequent to that date. As of July 1, 2021, we recognized a $100.0 million asset within investment in unconsolidated ventures on our consolidated balance sheet for the estimated fair value of our retained 20% noncontrolling interest in the HCS Venture. We recognized a $286.5 million gain on sale, net of transaction costs, within our consolidated statement of operations for the year ended December 31, 2021 for the HCS Sale. Refer to Note 15 to the condensed consolidated financial statements contained in "Item 1. Financial Statements” for selected financial data for the Health Care Services segment for the three and six months ended June 30, 2021.

On November 1, 2021, the HCS Venture sold certain home health, hospice, and outpatient therapy agencies in areas not served by HCA Healthcare to LHC Group Inc. Upon the completion of the sale, we received $35.0 million of cash distributions from the HCS Venture from the net sale proceeds, which decreased our investment in unconsolidated ventures. We continue to own a 20% equity interest in the remaining HCS Venture, which continues to operate home health and hospice agencies in areas served by HCA Healthcare.

Results of Operations

As of June 30, 2022, our total operations included 674 communities with a capacity to serve over 60,000 residents. As of that date, we owned 346 communities (31,603 units), leased 295 communities (20,567 units), and managed 33 communities (4,810 units). The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q. The results of operations for any particular period are not necessarily indicative of results for any future period. Transactions completed during the period of January 1, 2021 to June 30, 2022 affect the comparability of our results of operations.

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

Comparison of Three Months Ended June 30, 2022 and 2021

Summary Operating Results

The following table summarizes our overall operating results for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Total resident fees and management fees revenue	$643,717	$678,976	$(35,259)	(5.2)%
Other operating income	8,411	1,308	7,103	NM
Facility operating expense	513,664	550,846	(37,182)	(6.7)%
Net income (loss)	(84,283)	(83,604)	(679)	(0.8)%
Adjusted EBITDA	50,714	33,064	17,650	53.4%

The decrease in total resident fees and management fees revenue was primarily attributable to deconsolidation of results of the Health Care Services segment effective July 1, 2021, which resulted in a decrease of $87.3 million of resident fees compared to the prior year period. The decrease in resident fees was partially offset by a 10.4% increase in same community RevPAR, comprised of a 420 basis point increase in same community weighted average occupancy and a 4.2% increase in same community RevPOR. Management fee revenue decreased $1.7 million primarily due to the transition of management agreements on 12 net communities since the beginning of the prior year period.

During the three months ended June 30, 2022 and 2021, we recognized $8.4 million and $1.3 million, respectively, of government grants and employee retention credits as other operating income based on our estimates of our satisfaction of the conditions of the grants and credits during the period.

The decrease in facility operating expense was primarily attributable to deconsolidation of results of the Health Care Services segment effective July 1, 2021, which resulted in an $84.4 million decrease in facility operating expenses. The decrease in facility operating expense was partially offset by an 11.8% increase in same community facility operating expense, including a $40.6 million, or 14.0%, increase in our same community labor expense primarily resulting from an increase in the use of contract labor and overtime as well as merit and market wage rate adjustments. Additionally, an increase in food costs due to increased occupancy and higher prices during the period and an increase in repairs and maintenance costs contributed to the increase in our same community facility operating expense. Facility operating expense for the three months ended June 30, 2022 and 2021 includes $1.9 million and $9.7 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

The increase in net loss was primarily attributable to a decrease in equity in earnings of unconsolidated ventures compared to the prior year period, partially offset by a decrease in general and administrative expense compared to the prior year period and the net impact of the revenue, other operating income, and facility operating expense factors previously discussed.

The increase in Adjusted EBITDA was primarily attributable to a decrease in general and administrative expense compared to the prior year period as a result of the sale of 80% of our equity in our Health Care Services segment and a decrease in estimated incentive compensation costs, as well as the net impact of the revenue, other operating income, and facility operating expense factors previously discussed.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the three months ended June 30, 2022 and 2021, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$640,388	$586,665	$53,723		9.2%
Other operating income	$8,411	$786	$7,625		NM
Facility operating expense	$513,664	$466,424	$47,240		10.1%

Number of communities (period end)	641	648	(7)		(1.1)%
Total average units	52,368	52,911	(543)		(1.0)%
RevPAR	$4,071	$3,692	$379		10.3%
Occupancy rate (weighted average)	74.6%	70.5%	410	bps	n/a
RevPOR	$5,459	$5,237	$222		4.2%

Same Community Operating Results and Data
Resident fees	$617,730	$559,667	$58,063		10.4%
Other operating income	$8,015	$763	$7,252		NM
Facility operating expense	$492,939	$440,870	$52,069		11.8%

Number of communities	633	633	—		—
Total average units	50,594	50,589	5		—
RevPAR	$4,070	$3,688	$382		10.4%
Occupancy rate (weighted average)	74.6%	70.4%	420	bps	n/a
RevPOR	$5,456	$5,236	$220		4.2%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended June 30, 2022 and 2021, including operating results and data on a same community basis.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$125,578	$118,005	$7,573		6.4%
Other operating income	$1,159	$111	$1,048		NM
Facility operating expense	$88,028	$82,824	$5,204		6.3%

Number of communities (period end)	68	68	—		—
Total average units	12,569	12,552	17		0.1%
RevPAR	$3,330	$3,134	$196		6.3%
Occupancy rate (weighted average)	76.0%	73.5%	250	bps	n/a
RevPOR	$4,380	$4,266	$114		2.7%

Same Community Operating Results and Data
Resident fees	$123,890	$116,715	$7,175		6.1%
Other operating income	$1,146	$111	$1,035		NM
Facility operating expense	$86,879	$81,773	$5,106		6.2%

Number of communities	67	67	—		—
Total average units	12,379	12,376	3		—
RevPAR	$3,336	$3,144	$192		6.1%
Occupancy rate (weighted average)	75.9%	73.4%	250	bps	n/a
RevPOR	$4,393	$4,285	$108		2.5%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 250 basis point increase in same community weighted average occupancy and a 2.5% increase in same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of in-place rate increases.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $2.8 million, or 5.7%, increase in the segment's same community labor expense primarily resulting from an increase in the use of contract labor and overtime as well as merit and market wage rate adjustments. The segment's facility operating expense for the three months ended June 30, 2022 and 2021 includes $0.3 million and $1.4 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended June 30, 2022 and 2021, including operating results and data on a same community basis.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$434,454	$391,718	$42,736		10.9%
Other operating income	$6,412	$629	$5,783		NM
Facility operating expense	$353,278	$315,285	$37,993		12.1%

Number of communities (period end)	554	560	(6)		(1.1)%
Total average units	34,598	35,018	(420)		(1.2)%
RevPAR	$4,183	$3,728	$455		12.2%
Occupancy rate (weighted average)	74.2%	69.5%	470	bps	n/a
RevPOR	$5,636	$5,365	$271		5.1%

Same Community Operating Results and Data
Resident fees	$429,970	$384,404	$45,566		11.9%
Other operating income	$6,291	$609	$5,682		NM
Facility operating expense	$349,423	$308,097	$41,326		13.4%

Number of communities	551	551	—		—
Total average units	34,240	34,238	2		—
RevPAR	$4,186	$3,742	$444		11.9%
Occupancy rate (weighted average)	74.2%	69.4%	480	bps	n/a
RevPOR	$5,642	$5,390	$252		4.7%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 480 basis point increase in same community weighted average occupancy and a 4.7% increase in same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of in-place rate increases. The increase in the segment's resident fees was partially offset by the disposition of eight communities (653 units) since the beginning of the prior year period, which resulted in $3.3 million less in resident fees during the three months ended June 30, 2022 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $33.5 million, or 16.2%, increase in the segment's same community labor expense primarily resulting from merit and market wage rate adjustments, an increase in the use of contract labor and overtime, and an increase in hours worked due to increased occupancy during the period. Additionally, an increase in food costs due to increased occupancy and higher prices during the period and an increase in repairs and maintenance costs contributed to the increase in the segment's same community facility operating expense. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $3.2 million less in facility operating expense during the three months ended June 30, 2022 compared to the prior year period. The segment's facility operating expense for the three months ended June 30, 2022 and 2021 includes $1.3 million and $6.1 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended June 30, 2022 and 2021, including operating results and data on a same community basis.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$80,356	$76,942	$3,414		4.4%
Other operating income	$840	$46	$794		NM
Facility operating expense	$72,358	$68,315	$4,043		5.9%

Number of communities (period end)	19	20	(1)		(5.0)%
Total average units	5,201	5,341	(140)		(2.6)%
RevPAR	$5,115	$4,770	$345		7.2%
Occupancy rate (weighted average)	73.4%	70.2%	320	bps	n/a
RevPOR	$6,970	$6,790	$180		2.7%

Same Community Operating Results and Data
Resident fees	$63,870	$58,548	$5,322		9.1%
Other operating income	$578	$43	$535		NM
Facility operating expense	$56,637	$51,000	$5,637		11.1%

Number of communities	15	15	—		—
Total average units	3,975	3,975	—		—
RevPAR	$5,356	$4,910	$446		9.1%
Occupancy rate (weighted average)	73.9%	69.9%	400	bps	n/a
RevPOR	$7,246	$7,028	$218		3.1%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 400 basis point increase in same community weighted average occupancy and a 3.1% increase in same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of in-place rate increases. The increase in the segment's resident fees was partially offset by the disposition of one community (120 units) since the beginning of the prior year period, which resulted in $2.5 million less in resident fees during the three months ended June 30, 2022 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $4.3 million, or 12.3%, increase in the segment's same community labor expense primarily resulting from an increase in the use of contract labor and overtime as well as merit and market wage rate adjustments. The increase in the segment's facility operating expense was partially offset by the disposition of one community since the beginning of the prior year period, which resulted in $2.6 million less in facility operating expense during the three months ended June 30, 2022 compared to the prior year period. The segment's facility operating expense for the three months ended June 30, 2022 and 2021 includes $0.3 million and $1.4 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Management fees	$3,329	$4,998	$(1,669)	(33.4)%
Reimbursed costs incurred on behalf of managed communities	37,388	43,008	(5,620)	(13.1)%
Costs incurred on behalf of managed communities	37,388	43,008	(5,620)	(13.1)%
General and administrative expense	41,752	52,400	(10,648)	(20.3)%
Facility operating lease expense	41,538	43,864	(2,326)	(5.3)%
Depreciation and amortization	86,623	83,591	3,032	3.6%
Asset impairment	2,599	2,078	521	25.1%
Interest income	778	341	437	128.2%
Interest expense	48,234	49,057	(823)	(1.7)%
Equity in earnings (loss) of unconsolidated ventures	(2,439)	13,946	(16,385)	NM
Gain (loss) on sale of assets, net	961	(79)	1,040	NM
Other non-operating income (loss)	(111)	2,948	(3,059)	NM
Benefit (provision) for income taxes	(1,190)	792	(1,982)	NM

Management Fees. The decrease in management fees was primarily attributable to the transition of management arrangements on 12 net communities since the beginning of the prior year period, generally for management arrangements on certain former unconsolidated ventures in which we sold our interest and interim management arrangements on formerly leased communities.

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to decreases in compensation costs as a result of reductions in our corporate headcount related to the HCS Sale, estimated incentive compensation costs, and non-cash stock-based compensation expense. General and administrative expense includes transaction and organizational restructuring costs of $0.2 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

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

Asset Impairment. During the three months ended June 30, 2022 and 2021, we recorded $2.6 million and $2.1 million, respectively, of non-cash impairment charges, primarily for certain leased communities with decreased occupancy and future cash flow estimates as a result of the continuing impacts of the COVID-19 pandemic.

Interest Expense. The decrease in interest expense was primarily due to increases in the fair value of interest rate derivatives, reflecting the impact of increases in forward interest rates. Based upon our estimates of variable interest rates we expect debt interest expense to increase approximately $15.0 million for the full year 2022 compared to 2021.

Equity in Earnings (Loss) of Unconsolidated Ventures. The change in equity in earnings (loss) of unconsolidated ventures was primarily due to the gain on sale of assets recognized by our unconsolidated entrance fee venture for the sale of the two remaining entry fee CCRCs during the prior year period.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended June 30, 2022 and 2021 was due to the increase in the net deferred tax expense resulting from a valuation allowance recorded in excess of the benefit recorded on operational losses for the three months ended June 30, 2022.

We recorded an aggregate deferred federal, state, and local tax benefit of $20.6 million, which was offset by an increase in the valuation allowance of $21.4 million in the three months ended June 30, 2022. We recorded an aggregate deferred federal, state, and local tax benefit of $20.8 million as a result of the operating loss for the three months ended June 30, 2021, which was offset by an increase in the valuation allowance of $19.8 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of June 30, 2022 and December 31, 2021 was $412.0 million and $368.0 million, respectively.

Comparison of Six Months Ended June 30, 2022 and 2021

Summary Operating Results

The following table summarizes our overall operating results for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Total resident fees and management fees revenue	$1,284,020	$1,351,892	$(67,872)	(5.0)%
Other operating income	8,787	12,043	(3,256)	(27.0)%
Facility operating expense	1,026,428	1,107,158	(80,730)	(7.3)%
Net income (loss)	(184,315)	(191,907)	7,592	4.0%
Adjusted EBITDA	87,890	68,045	19,845	29.2%

The decrease in total resident fees and management fees revenue was primarily attributable to deconsolidation of results of the Health Care Services segment effective July 1, 2021, which resulted in a decrease of $174.2 million of resident fees compared to the prior year period. The decrease in resident fees was partially offset by a 10.6% increase in same community RevPAR, comprised of a 400 basis point increase in same community weighted average occupancy and a 4.6% increase in same community RevPOR. Management fee revenue decreased $6.9 million primarily due to the transition of management agreements on 42 net communities since the beginning of the prior year period.

During the six months ended June 30, 2022 and 2021, we recognized $8.8 million and $12.0 million, respectively, of government grants and employee retention credits as other operating income based on our estimates of our satisfaction of the conditions of the grants and credits during the period.

The decrease in facility operating expense was primarily attributable to deconsolidation of results of the Health Care Services segment effective July 1, 2021, which resulted in a $171.5 million decrease in facility operating expenses. The decrease in facility operating expense was partially offset by an 11.3% increase in same community facility operating expense, including a $79.4 million, or 13.6%, increase in our same community labor expense primarily resulting from an increase in the use of contract labor and overtime as well as merit and market wage rate adjustments, partially offset by a decrease in incremental direct labor costs to respond to the COVID-19 pandemic. Additionally, an increase in food costs due to increased occupancy and higher prices during the period and an increase in repairs and maintenance costs contributed to the increase in our same community facility operating expense. Facility operating expense for the six months ended June 30, 2022 and 2021 includes $12.3 million and $37.1 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

The decrease in net loss was primarily attributable to decreases in general and administrative expense, interest expense, and facility operating lease expense compared to the prior year period, as well as the net impact of the revenue, other operating income, and facility operating expense factors previously discussed. These changes were partially offset by a decrease in equity in earnings of unconsolidated ventures compared to the prior year period.

The increase in Adjusted EBITDA was primarily attributable to a decrease in general and administrative expense compared to the prior year period as a result of the sale of 80% of our equity in our Health Care Services segment and a decrease in estimated incentive compensation costs, as well as the net impact of the revenue, other operating income, and facility operating expense factors previously discussed.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the six months ended June 30, 2022 and 2021 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$1,277,362	$1,164,164	$113,198		9.7%
Other operating income	$8,787	$8,938	$(151)		(1.7)%
Facility operating expense	$1,026,428	$935,705	$90,723		9.7%

Number of communities (period end)	641	648	(7)		(1.1)%
Total average units	52,478	52,941	(463)		(0.9)%
RevPAR	$4,052	$3,662	$390		10.6%
Occupancy rate (weighted average)	74.0%	70.0%	400	bps	n/a
RevPOR	$5,476	$5,228	$248		4.7%

Same Community Operating Results and Data
Resident fees	$1,230,332	$1,111,771	$118,561		10.7%
Other operating income	$8,373	$8,106	$267		3.3%
Facility operating expense	$984,265	$884,495	$99,770		11.3%

Number of communities	633	633	—		—
Total average units	50,594	50,590	4		—
RevPAR	$4,053	$3,663	$390		10.6%
Occupancy rate (weighted average)	74.0%	70.0%	400	bps	n/a
RevPOR	$5,477	$5,234	$243		4.6%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the six months ended June 30, 2022 and 2021, including operating results and data on a same community basis.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$249,982	$236,787	$13,195		5.6%
Other operating income	$1,161	$1,475	$(314)		(21.3)%
Facility operating expense	$174,750	$165,641	$9,109		5.5%

Number of communities (period end)	68	68	—		—
Total average units	12,569	12,546	23		0.2%
RevPAR	$3,315	$3,146	$169		5.4%
Occupancy rate (weighted average)	75.3%	73.5%	180	bps	n/a
RevPOR	$4,401	$4,278	$123		2.9%

Same Community Operating Results and Data
Resident fees	$246,736	$234,287	$12,449		5.3%
Other operating income	$1,148	$1,456	$(308)		(21.2)%
Facility operating expense	$172,564	$163,640	$8,924		5.5%

Number of communities	67	67	—		—
Total average units	12,379	12,375	4		—
RevPAR	$3,322	$3,155	$167		5.3%
Occupancy rate (weighted average)	75.3%	73.4%	190	bps	n/a
RevPOR	$4,413	$4,298	$115		2.7%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 2.7% increase in same community RevPOR and a 190 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $4.9 million, or 4.9%, increase in the segment's same community labor expense primarily resulting from an increase in the use of contract labor and overtime as well as merit and market wage rate adjustments, partially offset by a decrease in incremental direct labor costs to respond to the COVID-19 pandemic. The segment's facility operating expense for the six months ended June 30, 2022 and 2021 includes $1.6 million and $4.5 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the six months ended June 30, 2022 and 2021, including operating results and data on a same community basis.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$866,586	$778,656	$87,930		11.3%
Other operating income	$6,768	$5,733	$1,035		18.1%
Facility operating expense	$708,903	$635,894	$73,009		11.5%

Number of communities (period end)	554	560	(6)		(1.1)%
Total average units	34,708	35,063	(355)		(1.0)%
RevPAR	$4,159	$3,700	$459		12.4%
Occupancy rate (weighted average)	73.6%	68.9%	470	bps	n/a
RevPOR	$5,650	$5,371	$279		5.2%

Same Community Operating Results and Data
Resident fees	$855,864	$763,363	$92,501		12.1%
Other operating income	$6,647	$5,527	$1,120		20.3%
Facility operating expense	$699,803	$619,783	$80,020		12.9%

Number of communities	551	551	—		—
Total average units	34,240	34,240	—		—
RevPAR	$4,166	$3,716	$450		12.1%
Occupancy rate (weighted average)	73.6%	68.9%	470	bps	n/a
RevPOR	$5,663	$5,397	$266		4.9%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 470 basis point increase in same community weighted average occupancy and a 4.9% increase in same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases. The increase in the segment's resident fees was partially offset by the disposition of nine communities (695 units) since the beginning of the prior year period, which resulted in $5.6 million less in resident fees during the six months ended June 30, 2022 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $65.6 million, or 15.8%, increase in the segment's same community labor expense primarily resulting from an increase in the use of contract labor and overtime as well as merit and market wage rate adjustments, partially offset by a decrease in incremental direct labor costs to respond to the COVID-19 pandemic. Additionally, an increase in food costs due to increased occupancy and higher prices during the period and an increase in repairs and maintenance costs contributed to the increase in the segment's same community facility operating expense. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $5.7 million less in facility operating expense during the six months ended June 30, 2022 compared to the prior year period. The segment's facility operating expense for the six months ended June 30, 2022 and 2021 includes $8.9 million and $25.0 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the six months ended June 30, 2022 and 2021, including operating results and data on a same community basis.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$160,794	$148,721	$12,073		8.1%
Other operating income	$858	$1,730	$(872)		(50.4)%
Facility operating expense	$142,775	$134,170	$8,605		6.4%

Number of communities (period end)	19	20	(1)		(5.0)%
Total average units	5,201	5,332	(131)		(2.5)%
RevPAR	$5,112	$4,621	$491		10.6%
Occupancy rate (weighted average)	73.3%	69.3%	400	bps	n/a
RevPOR	$6,973	$6,665	$308		4.6%

Same Community Operating Results and Data
Resident fees	$127,732	$114,121	$13,611		11.9%
Other operating income	$578	$1,123	$(545)		(48.5)%
Facility operating expense	$111,898	$101,072	$10,826		10.7%

Number of communities	15	15	—		—
Total average units	3,975	3,975	—		—
RevPAR	$5,356	$4,785	$571		11.9%
Occupancy rate (weighted average)	73.8%	69.0%	480	bps	n/a
RevPOR	$7,256	$6,931	$325		4.7%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 480 basis point increase in same community weighted average occupancy and a 4.7% increase in same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases and an occupancy mix shift to more skilled nursing services within the segment. The increase in the segment's resident fees was partially offset by the disposition of one community (120 units) since the beginning of the prior year period, which resulted in $4.1 million less in resident fees during the six months ended June 30, 2022 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including an $8.9 million, or 13.0%, increase in the segment's same community labor expense primarily resulting from an increase in the use of contract labor and overtime as well as merit and market wage rate adjustments. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $4.7 million less in facility operating expense during the six months ended June 30, 2022 compared to the prior year period. The segment's facility operating expense for the six months ended June 30, 2022 and 2021 includes $1.8 million and $5.4 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Management fees	$6,658	$13,564	$(6,906)	(50.9)%
Reimbursed costs incurred on behalf of managed communities	74,529	108,802	(34,273)	(31.5)%
Costs incurred on behalf of managed communities	74,529	108,802	(34,273)	(31.5)%
General and administrative expense	86,878	102,343	(15,465)	(15.1)%
Facility operating lease expense	83,102	88,282	(5,180)	(5.9)%
Depreciation and amortization	172,307	167,482	4,825	2.9%
Asset impairment	11,674	12,755	(1,081)	(8.5)%
Interest income	873	762	111	14.6%
Interest expense	91,588	97,664	(6,076)	(6.2)%
Equity in earnings (loss) of unconsolidated ventures	(7,333)	13,415	(20,748)	NM
Gain (loss) on sale of assets, net	667	1,033	(366)	(35.4)%
Other non-operating income (loss)	(138)	4,592	(4,730)	NM
Benefit (provision) for income taxes	786	40	746	NM

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

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to decreases in compensation costs as a result of reductions in our corporate headcount related to the HCS Sale, estimated incentive compensation costs, transaction and organizational restructuring costs, and non-cash stock-based compensation expense. General and administrative expense includes transaction and organizational restructuring costs of $0.6 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

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

Asset Impairment. During the six months ended June 30, 2022 and 2021, we recorded $11.7 million and $12.8 million, respectively, of non-cash impairment charges, primarily for certain leased communities with decreased occupancy and future cash flow estimates as a result of the continuing impacts of the COVID-19 pandemic.

Interest Expense. The decrease in interest expense was primarily due to increases in the fair value of interest rate derivatives, reflecting the impact of increases in forward interest rates, and a decrease in interest expense on long-term debt, reflecting the impact of a lower weighted average interest rate for our fixed interest rate debt obligations as a result of financing activities since the beginning of the prior year period. Based upon our estimates of variable interest rates we expect debt interest expense to increase approximately $15.0 million for the full year 2022 compared to 2021.

Equity in Earnings (Loss) of Unconsolidated Ventures. The change in equity in earnings (loss) of unconsolidated ventures was primarily due to the gain on sale of assets recognized by our unconsolidated entrance fee venture for the sale of the two remaining entry fee CCRCs during the prior year period. The equity in loss of unconsolidated ventures for the current year period was primarily for our share of the operating results of the new HCS Venture, including the impact of organizational restructuring costs for adjustments to its operational structure.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the six months ended June 30, 2022 and 2021 was due to the increase in the net deferred tax benefit recognized on operational losses and an increase in the tax benefit recognized on the vesting of restricted stock units and restricted stock awards.

We recorded an aggregate deferred federal, state, and local tax benefit of $45.5 million, which was offset by an increase in the valuation allowance of $44.0 million in the six months ended June 30, 2022. We recorded an aggregate deferred federal, state, and local tax benefit of $46.0 million, which was offset by an increase in the valuation allowance of $45.3 million for the six months ended June 30, 2021.

Liquidity and Capital Resources

This section includes the non-GAAP liquidity measure Adjusted Free Cash Flow. See "Non-GAAP Financial Measures" below for our definition of the measure and other important information regarding such measure, including reconciliations to the most comparable GAAP measure.

Liquidity

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the condensed consolidated statements of cash flows, and our Adjusted Free Cash Flow.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Net cash provided by (used in) operating activities	$(11,678)	$(20,447)	$(8,769)	(42.9)%
Net cash provided by (used in) investing activities	(80,001)	(2,245)	77,756	NM
Net cash provided by (used in) financing activities	(18,093)	(56,554)	(38,461)	(68.0)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	(109,772)	(79,246)	30,526	38.5%
Cash, cash equivalents, and restricted cash at beginning of period	438,314	465,148	(26,834)	(5.8)%
Cash, cash equivalents, and restricted cash at end of period	$328,542	$385,902	$(57,360)	(14.9)%
Adjusted Free Cash Flow	$(101,956)	$(105,421)	$3,465	3.3%

The decrease in net cash used in operating activities was attributable primarily to an increase in same community revenue and a decrease in general and administrative expense compared to the prior year period. These changes were partially offset by an increase in same community facility operating expense and a decrease in lessor reimbursements for capital expenditures for operating leases.

The increase in net cash used in investing activities was primarily attributable to an $85.5 million increase in purchases of marketable securities, a $17.3 million increase in cash paid for capital expenditures, a $6.0 million increase in cash paid for the acquisition of a previously leased community, and a $3.9 million decrease in net proceeds from the sale of assets compared to the prior year period. These changes were partially offset by a $29.5 million increase in proceeds from sales and maturities of marketable securities and a $5.2 million decrease in investments in unconsolidated ventures compared to the prior year period.

The decrease in net cash used in financing activities was primarily attributable to a $29.9 million decrease in repayment of debt and financing lease obligations and an $8.3 million increase in debt proceeds compared to the prior year period.

The change in Adjusted Free Cash Flow was primarily attributable to an increase in same community revenue and a decrease in general and administrative expense compared to the prior year period. These changes were partially offset by an increase in same community facility operating expense compared to the prior year period and a $21.8 million increase in non-development capital expenditures, net.

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

We are highly leveraged and have significant debt and lease obligations. As of June 30, 2022, we have three principal corporate-level debt obligations and credit facilities:
•$230.0 million principal amount of 2.00% convertible senior notes due 2026.
•$80.0 million secured credit facility maturing January 2024, under which $72.6 million of letters of credit and no cash borrowings have been issued as of June 30, 2022.
•Separate secured letter of credit facility providing for up to $15.0 million of letters of credit as of June 30, 2022, under which $13.9 million had been issued as of that date.

As of June 30, 2022, we had $3.8 billion of debt outstanding, at a weighted average interest rate of 3.98%. As of such date, 93.8%, or $3.6 billion, of our total debt obligations represented non-recourse property-level mortgage financings. As of June 30, 2022, $1.2 billion of our long-term debt is variable rate debt subject to interest rate cap agreements. The remaining $227.0 million of our long-term variable rate debt is not subject to any interest rate cap agreements. We are subject to market risks from changes in interest rates charged on our credit facilities and other variable rate indebtedness. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for further information on our interest rate risk.

As of June 30, 2022, we had $1.3 billion of operating and financing lease obligations. For the twelve months ending June 30, 2023, we will be required to make approximately $275.4 million of cash lease payments in connection with our existing operating and financing leases.

Total liquidity of $411.7 million as of June 30, 2022 included $238.8 million of unrestricted cash and cash equivalents (excluding restricted cash of $89.8 million), $165.5 million of marketable securities, and $7.4 million of availability on our secured credit facility. Total liquidity as of June 30, 2022 decreased $125.1 million from total liquidity of $536.8 million as of December 31, 2021. The decrease was primarily attributable to negative $102.0 million of Adjusted Free Cash Flow and $19.3 million of payments of mortgage debt.

As of June 30, 2022, our current liabilities exceeded current assets by $266.5 million. Included in our current liabilities is $268.3 million of the current portion of long-term debt. Our current liabilities also include $177.5 million of the current portion of operating and financing lease obligations, for which the associated right-of-use assets are excluded from current assets on our condensed consolidated balance sheets. We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand, cash equivalents, and marketable securities will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to seek opportunities to preserve and enhance our liquidity, including through increasing our RevPAR, maintaining expense discipline, continuing to refinance maturing debt, continuing to evaluate our capital structure and the state of debt and equity markets, and monetizing non-strategic or underperforming owned assets. There is no assurance that financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in monetizing certain assets.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022. The amount of mortgage financing available for our communities is generally dependent on their appraised values and performance. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. Due to lower operating performance of our communities, generally, resulting from the COVID-19 pandemic, during 2021 we sought and obtained non-agency mortgage financings to partially refinance maturing Freddie Mac and Fannie Mae indebtedness. Until our communities' performance recovers, we plan to refinance maturities using non-agency financing, and our loan proceeds from such financing may be insufficient to fully cover maturing mortgage indebtedness. As of June 30, 2022, we have no remaining 2022 mortgage debt maturities and have $227.7 million of mortgage debt maturities due in 2023, which we plan to refinance. Our inability to obtain refinancing proceeds sufficient to cover 2023 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. We expect increases in market interest rates to increase our future borrowing costs for new financings obtained in the near-term. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures, or to pursue any acquisition, investment, development, or potential lease restructuring opportunities that we identify, or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

The following table summarizes our capital expenditures for the six months ended June 30, 2022 for our consolidated business.

(in millions)
Community-level capital expenditures, net(1)	$71.9
Corporate capital expenditures, net	13.1
Non-development capital expenditures, net(2)	85.0
Development capital expenditures, net	2.7
Total capital expenditures, net	$87.7

(1)Reflects the amount invested, net of lessor reimbursements of $11.8 million.

(2)Amount is included in Adjusted Free Cash Flow.

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

Credit Facilities

On December 11, 2020, we entered into a revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The agreement provides a commitment amount of up to $80.0 million which can be drawn in cash or as letters of credit. The agreement matures on January 15, 2024. Amounts drawn under the facility will bear interest at 30-day London Interbank Offer Rate ("LIBOR") plus an applicable margin which was 2.75% as of June 30, 2022. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of June 30, 2022. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of June 30, 2022, $72.6 million of letters of credit and no cash borrowings were outstanding under our $80.0 million secured credit facility and the facility had $7.4 million of availability. We also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of June 30, 2022 under which $13.9 million had been issued as of that date.

Long-Term Leases

As of June 30, 2022, we operated 295 communities under long-term leases (230 operating leases and 65 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. We typically guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or leased property revenue. Approximately 89% of our community lease payments are subject to a weighted average maximum annual increase of 2.7% for community leases subject to fixed annual escalators or variable annual escalators based on the consumer price index subject to a cap. The remaining community lease payments are subject to variable annual escalators primarily based upon the change in the consumer price index. An additional 1% increase in the consumer price index would have resulted in additional cash lease payments of approximately $0.2 million for the twelve months ended June 30, 2022. We are responsible for all operating costs, including repairs, property taxes, and insurance. The lease terms generally provide for renewal or extension options from 5 to 20 years, and, in some instances, purchase options.

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

For the three and six months ended June 30, 2022, our cash lease payments for our operating leases were $51.4 million and $102.8 million, respectively, and for our financing leases were $17.6 million and $35.2 million, respectively. For the twelve months ending June 30, 2023, we will be required to make $275.4 million of cash lease payments in connection with our existing operating and financing leases.

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

As of June 30, 2022, we are in compliance with the financial covenants of our debt agreements and long-term leases.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$(84,283)	$(83,604)	$(184,315)	$(191,907)
Provision (benefit) for income taxes	1,190	(792)	(786)	(40)
Equity in (earnings) loss of unconsolidated ventures	2,439	(13,946)	7,333	(13,415)
Loss (gain) on sale of assets, net	(961)	79	(667)	(1,033)
Other non-operating (income) loss	111	(2,948)	138	(4,592)
Interest expense	48,234	49,057	91,588	97,664
Interest income	(778)	(341)	(873)	(762)
Income (loss) from operations	(34,048)	(52,495)	(87,582)	(114,085)
Depreciation and amortization	86,623	83,591	172,307	167,482
Asset impairment	2,599	2,078	11,674	12,755
Operating lease expense adjustment	(8,308)	(5,326)	(16,615)	(9,990)
Non-cash stock-based compensation expense	3,619	4,527	7,504	9,310
Transaction and organizational restructuring costs	229	689	602	2,573
Adjusted EBITDA(1)	$50,714	$33,064	$87,890	$68,045

(1)     Adjusted EBITDA includes $8.4 million and $8.8 million benefit for the three and six months ended June 30, 2022, respectively, and $1.3 million and $12.0 million benefit for the three and six months ended June 30, 2021, respectively, of government grants and credits recognized in other operating income.

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$11,577	$3,410	$(11,678)	$(20,447)
Net cash provided by (used in) investing activities	(43,838)	1,561	(80,001)	(2,245)
Net cash provided by (used in) financing activities	(17,690)	(20,992)	(18,093)	(56,554)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(49,951)	$(16,021)	$(109,772)	$(79,246)

Net cash provided by (used in) operating activities	$11,577	$3,410	$(11,678)	$(20,447)
Distributions from unconsolidated ventures from cumulative share of net earnings	—	(5,355)	(561)	(5,355)
Changes in prepaid insurance premiums financed with notes payable	(5,377)	(4,200)	11,252	8,785
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(3,367)	(7,943)	(4,857)	(15,506)
Non-development capital expenditures, net	(45,686)	(35,795)	(85,012)	(63,245)
Payment of financing lease obligations	(5,610)	(4,864)	(11,100)	(9,653)
Adjusted Free Cash Flow(1)	$(48,463)	$(54,747)	$(101,956)	$(105,421)

(1)     Adjusted Free Cash Flow includes:
•$0.2 million and $0.6 million for the three and six months ended June 30, 2022, respectively, and $0.7 million and $2.6 million for the three and six months ended June 30, 2021, respectively, for transaction and organizational costs.
•$4.6 million and $5.4 million benefit for the three and six months ended June 30, 2022, respectively, and $0.4 million and $2.1 million benefit for the three and six months ended June 30, 2021, respectively, from government grants and credits received.
•$1.2 million and $3.1 million recoupment for the three and six months ended June 30, 2022, respectively, and $14.3 million recoupment for both the three and six months ended June 30, 2021, respectively, of accelerated/advanced Medicare payments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of June 30, 2022, 62.0%, or $2.4 billion, of our long-term debt had a weighted average fixed interest rate of 3.93%. As of June 30, 2022, we had $1.5 billion of long-term variable rate debt, at a weighted average interest rate of 4.04%.

In the normal course of business, we enter into certain interest rate cap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of June 30, 2022, $1.2 billion, or 32.1%, of our long-term debt is variable rate debt subject to interest rate cap agreements, at a weighted-average interest rate of 4.13%, and $227.0 million, or 5.9%, of our long-term debt is variable rate debt not subject to any interest rate cap agreements. Approximately 91% of our outstanding variable rate debt is indexed to LIBOR and approximately 9% of our outstanding variable rate debt is indexed to the Secured Overnight Financing Rate ("SOFR"), and accordingly our annual interest expense related to variable rate debt is directly affected by movements in LIBOR or SOFR.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in LIBOR and SOFR as of June 30, 2022.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$14.8
200	27.8
500	42.9
1,000	55.2

(1)Amounts are after consideration of interest rate cap agreements in place as of June 30, 2022.

Certain of our variable rate debt instruments include springing provisions that obligate us to acquire additional interest rate caps in the event that LIBOR or SOFR increases above certain levels, and the implementation of those provisions may result in additional mitigation of interest costs, which may be partially or fully offset by the costs of the additional interest rate caps.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended June 30, 2022 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
4/1/2022 - 4/30/2022	—	$—	—	$44,026
5/1/2022 - 5/31/2022	9,144	5.48	—	44,026
6/1/2022 - 6/30/2022	—	—	—	44,026
Total	9,144	$5.48	—

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
(2)On November 1, 2016, we announced that our Board of Directors had approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of June 30, 2022, $44.0 million remained available under the repurchase program.

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

4.4	Form of 2.00% Convertible Senior Notes due 2026 (included in Exhibit 4.3).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101).
*	Schedules and exhibits have been omitted pursuant to Item 601 of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Steven E. Swain
Name:	Steven E. Swain
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	August 9, 2022