Form 10-Q
period 2022-09-30
Brookdale Senior Living Inc.
filed 2022-11-08
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 4, 2022, 186,805,515 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted stock and restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$299,201	$347,031
Marketable securities	89,504	182,393
Restricted cash	37,258	26,845
Accounts receivable, net	51,548	51,137
Assets held for sale	—	3,642
Prepaid expenses and other current assets, net	103,923	87,946
Total current assets	581,434	698,994
Property, plant and equipment and leasehold intangibles, net	4,801,988	4,904,292
Operating lease right-of-use assets	539,166	630,423
Restricted cash	58,358	64,438
Investment in unconsolidated ventures	57,701	67,424
Goodwill	27,321	27,321
Deferred tax asset	2,348	279
Other assets, net	25,637	17,296
Total assets	$6,093,953	$6,410,467
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$61,000	$63,125
Current portion of financing lease obligations	23,620	22,151
Current portion of operating lease obligations	158,645	148,642
Trade accounts payable	77,706	76,125
Accrued expenses	261,662	254,831
Refundable fees and deferred revenue	74,370	67,080
Total current liabilities	657,003	631,954
Long-term debt, less current portion	3,758,929	3,778,087
Financing lease obligations, less current portion	522,924	532,136
Operating lease obligations, less current portion	580,213	681,876
Other liabilities	82,085	86,791
Total liabilities	5,601,154	5,710,844
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at September 30, 2022 and December 31, 2021; 197,783,056 and 197,485,318 shares issued and 187,255,531 and 186,957,793 shares outstanding (including 450,016 and 1,549,059 unvested restricted shares), respectively	1,978	1,975
Additional paid-in-capital	4,215,297	4,208,675
Treasury stock, at cost; 10,527,525 shares at September 30, 2022 and December 31, 2021	(102,774)	(102,774)
Accumulated deficit	(3,623,264)	(3,410,474)
Total Brookdale Senior Living Inc. stockholders' equity	491,237	697,402
Noncontrolling interest	1,562	2,221
Total equity	492,799	699,623
Total liabilities and equity	$6,093,953	$6,410,467

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Resident fees	$650,248	$600,095	$1,927,610	$1,938,423
Management fees	2,967	3,621	9,625	17,185
Reimbursed costs incurred on behalf of managed communities	37,484	37,849	112,013	146,651
Other operating income	66,759	89	75,546	12,132
Total revenue and other operating income	757,458	641,654	2,124,794	2,114,391

Expense
Facility operating expense (excluding facility depreciation and amortization of $81,405, $78,756, $242,281, and $233,951, respectively)	525,510	480,423	1,551,938	1,587,581
General and administrative expense (including non-cash stock-based compensation expense of $3,403, $3,568, $10,907, and $12,878, respectively)	41,331	43,812	128,209	146,155
Facility operating lease expense	41,317	43,226	124,419	131,508
Depreciation and amortization	86,922	84,560	259,229	252,042
Asset impairment	5,688	639	17,362	13,394
Costs incurred on behalf of managed communities	37,484	37,849	112,013	146,651
Total operating expense	738,252	690,509	2,193,170	2,277,331
Income (loss) from operations	19,206	(48,855)	(68,376)	(162,940)

Interest income	2,192	286	3,065	1,048
Interest expense:
Debt	(41,330)	(35,708)	(110,180)	(106,484)
Financing lease obligations	(11,916)	(11,674)	(35,968)	(34,549)
Amortization of deferred financing costs	(1,528)	(1,884)	(4,590)	(5,706)
Change in fair value of derivatives	4,901	(95)	9,277	(286)
Equity in earnings (loss) of unconsolidated ventures	(2,020)	(1,474)	(9,353)	11,941
Gain (loss) on sale of assets, net	(56)	288,375	611	289,408
Other non-operating income (loss)	1,877	571	1,739	5,163
Income (loss) before income taxes	(28,674)	189,542	(213,775)	(2,405)
Benefit (provision) for income taxes	300	(15,279)	1,086	(15,239)
Net income (loss)	(28,374)	174,263	(212,689)	(17,644)
Net (income) loss attributable to noncontrolling interest	15	19	(101)	56
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(28,359)	$174,282	$(212,790)	$(17,588)

Net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders:
Basic	$(0.15)	$0.94	$(1.14)	$(0.10)
Diluted	$(0.15)	$0.89	$(1.14)	$(0.10)

Weighted average common shares outstanding:
Basic	186,790	185,317	186,493	184,841
Diluted	186,790	196,230	186,493	184,841
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total equity, balance at beginning of period	$518,567	$616,135	$699,623	$802,729
Common stock:
Balance at beginning of period	$1,978	$1,977	$1,975	$1,983
Restricted stock and restricted stock units, net	—	(2)	9	(1)
Shares withheld for employee taxes	—	—	(6)	(7)
Balance at end of period	$1,978	$1,975	$1,978	$1,975
Additional paid-in-capital:
Balance at beginning of period	$4,211,931	$4,217,728	$4,208,675	$4,212,409
Non-cash stock-based compensation expense	3,403	3,568	10,907	12,878
Issuance of common stock under Associate Stock Purchase Plan	—	134	—	571
Restricted stock and restricted stock units, net	—	2	(9)	1
Shares withheld for employee taxes	(37)	(328)	(4,276)	(4,765)
Other, net	—	8	—	18
Balance at end of period	$4,215,297	$4,221,112	$4,215,297	$4,221,112
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(3,594,905)	$(3,503,054)	$(3,410,474)	$(3,311,184)
Net income (loss)	(28,359)	174,282	(212,790)	(17,588)
Balance at end of period	$(3,623,264)	$(3,328,772)	$(3,623,264)	$(3,328,772)
Noncontrolling interest:
Balance at beginning of period	$2,337	$2,258	$2,221	$2,295
Net income (loss) attributable to noncontrolling interest	(15)	(19)	101	(56)
Noncontrolling interest distribution	(760)	—	(760)	—
Balance at end of period	$1,562	$2,239	$1,562	$2,239
Total equity, balance at end of period	$492,799	$793,780	$492,799	$793,780

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	187,256	187,139	186,958	187,804
Issuance of common stock under Associate Stock Purchase Plan	—	24	—	97
Restricted stock and restricted stock units, net	8	(161)	915	(138)
Shares withheld for employee taxes	(8)	(43)	(617)	(804)
Balance at end of period	187,256	186,959	187,256	186,959

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(212,689)	$(17,644)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, net	263,819	257,748
Asset impairment	17,362	13,394
Equity in (earnings) loss of unconsolidated ventures	9,353	(11,941)
Distributions from unconsolidated ventures from cumulative share of net earnings	561	6,191
Amortization of entrance fees	(1,816)	(1,320)
Proceeds from deferred entrance fee revenue	2,360	2,981
Deferred income tax (benefit) provision	(2,068)	8,512
Operating lease expense adjustment	(25,329)	(16,263)
Change in fair value of derivatives	(9,277)	286
Loss (gain) on sale of assets, net	(611)	(289,408)
Non-cash stock-based compensation expense	10,907	12,878
Other	(996)	(4,399)
Changes in operating assets and liabilities:
Accounts receivable, net	(411)	(584)
Prepaid expenses and other assets, net	(11,807)	(7,487)
Prepaid insurance premiums financed with notes payable	(5,552)	(4,634)
Trade accounts payable and accrued expenses	1,548	21,878
Refundable fees and deferred revenue	7,265	(10,492)
Operating lease assets and liabilities for lessor capital expenditure reimbursements	9,224	27,057
Net cash provided by (used in) operating activities	51,843	(13,247)
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	317	19
Purchase of marketable securities	(230,106)	(247,847)
Sale and maturities of marketable securities	323,765	262,995
Capital expenditures, net of related payables	(150,572)	(125,817)
Acquisition of assets	(6,004)	—
Investment in unconsolidated ventures	(192)	(5,359)
Distributions received from unconsolidated ventures	—	2,155
Proceeds from sale of assets, net	5,844	315,583
Other	(545)	—
Net cash provided by (used in) investing activities	(57,493)	201,729
Cash Flows from Financing Activities
Proceeds from debt	32,031	25,158
Repayment of debt and financing lease obligations	(64,190)	(96,065)
Payment of financing costs, net of related payables	(646)	(196)
Payments of employee taxes for withheld shares	(4,282)	(4,772)
Other	(760)	144
Net cash provided by (used in) financing activities	(37,847)	(75,731)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(43,497)	112,751
Cash, cash equivalents, and restricted cash at beginning of period	438,314	465,148
Cash, cash equivalents, and restricted cash at end of period	$394,817	$577,899
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 672 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care and services in an environment that feels like home. As of September 30, 2022, the Company owned 346 communities, representing a majority of the Company's consolidated community portfolio, leased 295 communities, and managed 31 communities.

On July 1, 2021, the Company sold 80% of its equity in its Health Care Services segment ("HCS Sale"). The accompanying unaudited condensed consolidated financial statements include the results of operations and cash flows of the Health Care Services segment through June 30, 2021. For periods beginning July 1, 2021, the results and financial position of the Health Care Services segment were deconsolidated from the Company's consolidated financial statements and its 20% equity interest in the Health Care Services venture (the "HCS Venture") is accounted for under the equity method of accounting.

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

3. COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted the Company's occupancy and resident fee revenue beginning in March 2020 and resulted in incremental direct costs to respond to the pandemic.

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

Phase 4 Provider Relief Fund Grants. During the three months ended September 30, 2022, the Company accepted and recognized as other operating income $61.1 million from the Phase 4 general distribution of the Public Health and Social Services Emergency Fund ("Provider Relief Fund") administered by the U.S. Department of Health and Human Services. The grant has been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19.

Employee Retention Credit. The Company was eligible to claim the employee retention credit for certain of its associates under the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"). The Company recognized $9.9 million for the nine months ended September 30, 2021 of employee retention credits on wages paid from March 12, 2020 to December 31, 2020 within other operating income, for which the Company has received $4.6 million in cash as of September 30, 2022. The credit was modified and extended by subsequent legislation for wages paid from January 1, 2021 through December 31, 2021. During the three and nine months ended September 30, 2022, the Company recognized $4.7 million and $9.4 million, respectively, of employee retention credits on wages paid in 2021 within other operating income. The Company has a receivable for the remaining $14.7 million included within prepaid expenses and other current assets, net on the condensed consolidated balance sheet as of September 30, 2022.

4. Fair Value Measurements

Marketable Securities

As of September 30, 2022 and December 31, 2021, marketable securities of $89.5 million and $182.4 million, respectively, are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

Debt

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding long-term debt with a carrying amount of approximately $3.8 billion as of both September 30, 2022 and December 31, 2021. Fair value of the long-term debt is approximately $3.3 billion as of September 30, 2022 and approximates the carrying amount as of December 31, 2021. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

5. Revenue

The Company disaggregates its revenue from contracts with customers by payor source as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. Resident fee revenue by payor source is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Private pay	93.6%	93.0%	93.5%	84.9%
Government reimbursement	5.1%	5.5%	5.1%	11.8%
Other third-party payor programs	1.3%	1.5%	1.4%	3.3%

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

The Company had total deferred revenue (included within refundable fees and deferred revenue and other liabilities within the condensed consolidated balance sheets) of $74.9 million and $67.5 million, including $31.9 million and $27.5 million of monthly resident fees billed and received in advance, as of September 30, 2022 and December 31, 2021, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized $53.1 million and $56.2 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2022 and 2021, respectively.

6. Property, Plant and Equipment and Leasehold Intangibles, Net

As of September 30, 2022 and December 31, 2021, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following.

(in thousands)	September 30, 2022	December 31, 2021
Land	$508,110	$502,610
Buildings and improvements	5,311,077	5,262,136
Furniture and equipment	1,036,181	990,006
Resident and leasehold operating intangibles	301,732	303,737
Construction in progress	51,665	51,037
Assets under financing leases and leasehold improvements	1,655,718	1,609,217
Property, plant and equipment and leasehold intangibles	8,864,483	8,718,743
Accumulated depreciation and amortization	(4,062,495)	(3,814,451)
Property, plant and equipment and leasehold intangibles, net	$4,801,988	$4,904,292

Assets under financing leases and leasehold improvements includes $307.8 million and $332.3 million of financing lease right-of-use assets, net of accumulated amortization, as of September 30, 2022 and December 31, 2021, respectively. Refer to Note 8 for further information on the Company's financing leases.

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $86.9 million and $84.6 million for the three months ended September 30, 2022 and 2021, respectively, and $259.2 million and $252.0 million for the nine months ended September 30, 2022 and 2021, respectively. The Company recognized $3.8 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $5.9 million and $2.9 million for the nine months ended September 30, 2022 and 2021, respectively, of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets, primarily due to property damage at certain communities and decreased occupancy and future cash flow estimates at certain communities as a result of the continuing impacts of the COVID-19 pandemic.

7. Debt

Long-term debt consists of the following.

(in thousands)	September 30, 2022	December 31, 2021
Fixed rate mortgage notes payable due 2023 through 2047; weighted average interest rate of 4.14% as of both September 30, 2022 and December 31, 2021	$2,148,850	$2,164,115
Variable rate mortgage notes payable due 2023 through 2030; weighted average interest rate of 5.40% and 2.44% as of September 30, 2022 and December 31, 2021, respectively	1,463,868	1,476,943
Convertible notes payable due October 2026; interest rate of 2.00% as of both September 30, 2022 and December 31, 2021	230,000	230,000
Other notes payable due 2022, interest rate of 2.10% as of September 30, 2022	3,083	—
Deferred financing costs, net	(25,872)	(29,846)
Total long-term debt	3,819,929	3,841,212
Current portion	61,000	63,125
Total long-term debt, less current portion	$3,758,929	$3,778,087

As of September 30, 2022, 93.9%, or $3.6 billion, of the Company's total debt obligations represented non-recourse property-level mortgage financings.

As of September 30, 2022, $72.6 million of letters of credit and no cash borrowings were outstanding under the Company's $80.0 million secured credit facility maturing January 2024. The Company also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of September 30, 2022 under which $13.9 million had been issued as of that date.

2022 Financing

On October 13, 2022, the Company obtained $220.0 million of debt secured by first priority mortgages on 24 communities. The loan bears interest at a variable rate equal to the one-month Secured Overnight Financing Rate ("SOFR") plus a margin of 245 basis points, and is interest only for the first three years. The debt matures in October 2025 with two one-year renewal options, exercisable subject to certain performance criteria. The debt documents contain a requirement for the Company to maintain liquidity of at least $130.0 million and 25% of the loan amount is subject to a guaranty by the Company. The proceeds from the financing were primarily utilized to repay $199.6 million of outstanding mortgage debt maturing in 2023 (which is included within long-term debt, less current portion on the condensed consolidated balance sheet as of September 30, 2022) and to purchase a SOFR interest rate swap instrument for $6.1 million. The interest rate swap instrument has a $220.0 million notional amount, a fixed interest rate of 3.0%, and a term of eighteen months.

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

As of September 30, 2022, the Company is in compliance with the financial covenants of its debt agreements.

8. Leases

As of September 30, 2022, the Company operated 295 communities under long-term leases (230 operating leases and 65 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of September 30, 2022, the Company is in compliance with the financial covenants of its long-term leases.

Lease right-of-use assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognized $1.9 million and $11.5 million for the three and nine months ended September 30, 2022, respectively, of non-cash impairment charges in its operating results for its operating lease right-of-use assets, primarily due to decreased occupancy and future cash flow estimates at certain communities as a result of the continuing impacts of the COVID-19 pandemic and property damage sustained at certain communities. The Company recognized $10.5 million for the nine months ended September 30, 2021, of non-cash impairment charges in its operating results for its operating lease right-of-use assets, of which none were recognized for the three months ended September 30, 2021, primarily due to decreased occupancy and future cash flow estimates at certain communities as a result of the continuing impacts of the COVID-19 pandemic.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and net cash outflows from leases is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Leases (in thousands)	2022	2021	2022	2021
Facility operating expense	$1,621	$1,634	$4,705	$10,996
Facility lease expense	41,317	43,226	124,419	131,508
Operating lease expense	42,938	44,860	129,124	142,504
Operating lease expense adjustment (1)	8,714	6,273	25,329	16,263
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(4,367)	(11,551)	(9,224)	(27,057)
Operating net cash outflows from operating leases	$47,285	$39,582	$145,229	$131,710

(1)Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financing Leases (in thousands)	2022	2021	2022	2021
Depreciation and amortization	$7,405	$7,677	$22,678	$22,901
Interest expense: financing lease obligations	11,916	11,674	35,968	34,549
Financing lease expense	$19,321	$19,351	$58,646	$57,450

Operating cash outflows from financing leases	$11,916	$11,674	$35,968	$34,549
Financing cash outflows from financing leases	5,506	5,039	16,606	14,692
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	(2,727)	(4,136)	(9,704)	(7,583)
Total net cash outflows from financing leases	$14,695	$12,577	$42,870	$41,658

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases recognized on the condensed consolidated balance sheet as of September 30, 2022 are as follows (in thousands).

Year Ending December 31,	Operating Leases	Financing Leases
2022 (three months)	$51,658	$17,168
2023	210,831	69,739
2024	196,311	70,957
2025	194,019	60,340
2026	78,660	61,600
Thereafter	210,253	54,305
Total lease payments	941,732	334,109
Purchase option liability and non-cash gain on future sale of property	—	426,656
Imputed interest and variable lease payments	(202,874)	(214,221)
Total lease obligations	$738,858	$546,544

In October 2022, the Company and a lessor entered into an amendment to the Company's existing master lease pursuant to which the Company continues to lease 24 communities. The amendment removed certain asset repurchase clauses and adjusted the extension option provisions. The amendment did not change the amount of required lease payments or the initial term of the lease. The leases for certain communities are accounted for as failed sale-leaseback transactions as of September 30, 2022 and the Company expects the amended leases to result in sale accounting for such communities and a non-cash gain on sale of assets recognized in the three months ended December 31, 2022. In addition, the Company expects the amended leases for such communities to be prospectively classified as operating leases subsequent to December 31, 2022, the effective date of the amendment.

9. Investment in Unconsolidated Ventures

As of September 30, 2022, the Company holds a 20% equity interest, and affiliates of HCA Healthcare Inc. ("HCA Healthcare") own an 80% interest, in the HCS Venture, and the Company has determined the HCS Venture is a VIE. The HCS Venture operates home health and hospice agencies in the United States. The Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact this VIE's economic performance. The Company's interest in the HCS Venture is accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the HCS Venture was $52.3 million, which is included in investment in unconsolidated ventures on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2022. As of September 30, 2022, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to the HCS Venture.

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

The senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in reviews, audits, investigations, enforcement actions, or litigation related to regulatory compliance matters. In addition, the Company is subject to various government reviews, audits, and investigations to verify compliance with Medicare and Medicaid programs and other applicable laws and regulations. The Centers for Medicare & Medicaid Services ("CMS") has engaged third-party firms to review claims data to evaluate appropriateness of billings. In addition to identifying overpayments, audit contractors can refer suspected violations to government authorities. An adverse outcome of government scrutiny may result in citations, sanctions, other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, termination of participation in Medicare and Medicaid programs, and damage to the Company's business reputation. The Company's costs to respond to and defend any such audits, reviews, and investigations may be significant.

In June 2020, the Company and several current and former executive officers were named as defendants in a putative class action lawsuit alleging violations of the federal securities laws filed in the federal court for the Middle District of Tennessee. The lawsuit asserted that the defendants made material misstatements and omissions concerning the Company's business, operational and compliance policies, compliance with applicable regulations and statutes, and staffing practices that caused the Company's stock price to be artificially inflated between August 2016 and April 2020. The district court dismissed the lawsuit and entered judgment in favor of the defendants in September 2021, and the plaintiffs did not file an appeal. Between October 2020 and June 2021, alleged stockholders of the Company filed several stockholder derivative lawsuits in the federal courts for the Middle District of Tennessee and the District of Delaware, which were subsequently transferred to the Middle District of Tennessee. The derivative lawsuits are currently pending and assert claims on behalf of the Company against certain current and former officers and directors for alleged breaches of duties owed to the Company. The complaints incorporate substantively similar allegations to the securities lawsuit described above.

11. Stock-Based Compensation

Grants of restricted stock units and stock awards under the Company's 2014 Omnibus Incentive Plan were as follows.

(in thousands, except weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2022	2,862	$5.50	$15,743
Three months ended June 30, 2022	26	$6.40	$166
Three months ended September 30, 2022	7	$4.86	$33

12. Earnings Per Share

The following table summarizes the computation of basic and diluted earnings (loss) per share amounts presented in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2022	2021	2022	2021
Income attributable to common stockholders:
Net income (loss)	$(28,359)	$174,282	$(212,790)	$(17,588)

Weighted average shares outstanding - basic	186,790	185,317	186,493	184,841
Effect of dilutive securities:
Warrants	—	9,451	—	—
Restricted stock and restricted stock units	—	1,462	—	—
Weighted average shares outstanding - diluted	186,790	196,230	186,493	184,841

Net income (loss) per share attributable to common stockholders - basic	$(0.15)	$0.94	$(1.14)	$(0.10)
Net income (loss) per share attributable to common stockholders - diluted	$(0.15)	$0.89	$(1.14)	$(0.10)

For the purposes of computing diluted earnings per share, weighted average shares outstanding do not include potentially dilutive securities that are anti-dilutive under the treasury stock method or if-converted method, and performance-based equity awards are included based on the attainment of the applicable performance metrics as of the end of the reporting period. The Company has the following potentially outstanding shares of common stock, which were excluded from the computation of diluted net income (loss) per share attributable to common stockholders in periods in which including them would have been antidilutive.

	As of September 30,
(in millions)	2022	2021
Restricted stock and restricted stock units	5.4	5.2
Warrants	16.3	16.3
Convertible senior notes	38.3	—
Total	60.0	21.5

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

As of September 30, 2022, the maximum number of shares issuable upon conversion of convertible senior notes is 38.3 million (after giving effect to additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events).

13. Income Taxes

The difference between the Company's effective tax rate for the three and nine months ended September 30, 2022 and 2021 was primarily due to the HCS Sale in the three months ended September 30, 2021.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $7.3 million for the three months ended September 30, 2022, which was partially offset by an increase to the valuation allowance of $6.7 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $52.8 million for the nine months ended September 30, 2022, which was partially offset by an increase to the valuation allowance of $50.7 million. The Company recorded an aggregate deferred federal, state, and local tax expense of $81.0 million for the three months ended September 30, 2021, which was partially offset by a reduction to the valuation allowance of $71.8 million. The Company recorded an aggregate deferred federal, state, and local tax expense of $35.0 million for the nine months ended September 30, 2021, which was partially offset by a reduction to the valuation allowance of $26.5 million. The deferred income tax expense for the nine months ended September 30, 2021 included $104.3 million as a result of the gain on the HCS Sale, partially offset by a benefit of $69.3 million as a result of operating losses (exclusive of the HCS Sale).

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of September 30, 2022 and December 31, 2021 was $418.7 million and $368.0 million, respectively.

The increase in the valuation allowance for the nine months ended September 30, 2022 is the result of current operating losses during the nine months ended September 30, 2022 and by the anticipated reversal of future tax liabilities offset by future tax deductions. The decrease in the valuation allowance for the nine months ended September 30, 2021 is primarily the result of a $95.2 million reduction recorded as a result of the HCS Sale, partially offset by an increase in the valuation allowance of $68.6 million established against current operating losses during the nine months ended September 30, 2021.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three and nine months ended September 30, 2022 and 2021 which are included in income tax expense or benefit for the period. As of September 30, 2022, tax returns for years 2018 through 2020 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

14. Supplemental Disclosure of Cash Flow Information

During the period from January 1, 2021 through September 30, 2022, the Company disposed of five owned communities and the Company's triple-net lease obligations on six communities were terminated (including through the acquisition of one formerly leased community). During the nine months ended September 30, 2022, the Company completed the sale of two owned communities for cash proceeds of $4.4 million, net of transaction costs, and recognized a net gain on sale of assets of $0.7 million for these sales. During the nine months ended September 30, 2021, the Company completed the sale of two owned communities for cash proceeds of $8.5 million, net of transaction costs, and recognized a net gain on sale of assets of $0.5 million for these sales.

On July 1, 2021, the Company completed the sale of 80% of its equity in its Health Care Services segment to affiliates of HCA
Healthcare for a purchase price of $400.0 million in cash, subject to certain adjustments set forth in the Securities Purchase Agreement (the "Purchase Agreement") dated February 24, 2021, including a reduction for the remaining outstanding balance as of the closing of Medicare advance payments and deferred payroll tax payments related to the HCS Sale. The Company received net cash proceeds of $312.6 million, including $305.8 million at closing on July 1, 2021 and $6.8 million upon completion of the post-closing net working capital adjustment in October 2021. The Purchase Agreement also contained certain agreed upon indemnities for the benefit of the purchaser. As of July 1, 2021, the Company recognized a $100.0 million asset within investment in unconsolidated ventures on its condensed consolidated balance sheet for the estimated fair value of its retained 20% noncontrolling interest in the HCS Venture. Refer to Note 15 for selected financial data for the Health Care Services segment through June 30, 2021.

	Nine Months Ended September 30,
(in thousands)	2022	2021
Supplemental Disclosure of Cash Flow Information:
Interest paid	$142,242	$142,268
Income taxes paid, net of refunds	$581	$6,447

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$128,831	$91,438
Capital expenditures - development, net	4,357	2,726
Capital expenditures - non-development - reimbursable	18,927	34,640
Trade accounts payable	(1,543)	(2,987)
Net cash paid	$150,572	$125,817
Proceeds from HCS Sale, net:
Accounts receivable, net	$—	$(57,582)
Property, plant and equipment and leasehold intangibles, net	—	(1,806)
Operating lease right-of-use assets	—	(8,145)
Investment in unconsolidated ventures	—	100,000
Goodwill	—	(126,810)
Prepaid expenses and other assets, net	—	(26,409)
Trade accounts payable	—	1,387
Accrued expenses	—	25,226
Refundable fees and deferred revenue	—	57,314
Operating lease obligations	—	8,145
Other liabilities	—	11,135
Loss (gain) on sale of assets, net	—	(288,233)
Net cash received	$—	$(305,778)
Proceeds from sale of assets, net (excluding HCS Sale):
Prepaid expenses and other assets, net	$(1,301)	$—
Assets held for sale	(3,668)	(8,040)
Property, plant and equipment and leasehold intangibles, net	(100)	(568)
Other liabilities	(164)	(22)
Loss (gain) on sale of assets, net	(611)	(1,175)
Net cash received	$(5,844)	$(9,805)

Supplemental Schedule of Non-cash Operating, Investing, and Financing Activities:
Assets designated as held for sale:
Assets held for sale	$—	$3,612
Property, plant and equipment and leasehold intangibles, net	—	(3,612)
Net	$—	$—
Non-cash lease transactions, net:
Property, plant and equipment and leasehold intangibles, net	$11,067	$3,521
Operating lease right-of-use assets	11,219	17,013
Financing lease obligations	(6,307)	(3,521)
Operating lease obligations	(15,979)	(17,013)
Net	$—	$—

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

(in thousands)	September 30, 2022	December 31, 2021
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$299,201	$347,031
Restricted cash	37,258	26,845
Long-term restricted cash	58,358	64,438
Total cash, cash equivalents, and restricted cash	$394,817	$438,314

15. Segment Information

As of September 30, 2022, the Company has three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment. Prior to July 1, 2021, the Company had an additional reportable segment, Health Care Services. On July 1, 2021, the Company sold 80% of its equity in its Health Care Services segment. For periods beginning July 1, 2021, the results and financial position of its Health Care Services segment were deconsolidated from the Company's consolidated financial statements and its 20% equity interest in the HCS Venture is accounted for under the equity method of accounting as of that date.

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

The following tables set forth selected segment financial data.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue and other operating income:
Independent Living(1)(2)	$137,626	$119,593	$388,769	$357,855
Assisted Living and Memory Care(1)(2)	491,818	402,696	1,365,172	1,187,085
CCRCs(1)(2)	87,563	77,895	249,215	228,346
All Other	40,451	41,470	121,638	163,836
Health Care Services(1)(2)	—	—	—	177,269
Total revenue and other operating income	$757,458	$641,654	$2,124,794	$2,114,391

Segment operating income:(3)
Independent Living	$46,395	$36,733	$122,788	$109,354
Assisted Living and Memory Care	130,039	75,324	294,490	223,819
CCRCs	15,063	7,704	33,940	23,985
All Other	2,967	3,621	9,625	17,185
Health Care Services	—	—	—	5,816
Total segment operating income	194,464	123,382	460,843	380,159
General and administrative expense (including non-cash stock-based compensation expense)	41,331	43,812	128,209	146,155
Facility operating lease expense	41,317	43,226	124,419	131,508
Depreciation and amortization	86,922	84,560	259,229	252,042
Asset impairment	5,688	639	17,362	13,394
Income (loss) from operations	$19,206	$(48,855)	$(68,376)	$(162,940)

	As of
(in thousands)	September 30, 2022	December 31, 2021
Total assets:
Independent Living(4)	$1,297,172	$1,349,341
Assisted Living and Memory Care	3,527,339	3,601,144
CCRCs	674,449	693,386
Corporate and All Other	594,993	766,596
Total assets	$6,093,953	$6,410,467

(1)All revenue and other operating income is earned from external third parties in the United States.

(2)Includes other operating income recognized for the credits or grants pursuant to the Provider Relief Fund, employee retention credit, and other government sources as described in Note 3. Allocations to the applicable segment generally reflect the credits earned by the segment, the segment's receipt and acceptance of the grant, or the segment's proportional utilization of the grant. Other operating income by segment is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Other operating income:
Independent Living	$9,520	$9	$10,681	$1,484
Assisted Living and Memory Care	49,721	75	56,489	5,808
CCRCs	7,518	5	8,376	1,735
Health Care Services	—	—	—	3,105
Total other operating income	$66,759	$89	$75,546	$12,132

(3)Segment operating income is defined as segment revenues and other operating income less segment facility operating expenses (excluding facility depreciation and amortization) and costs incurred on behalf of managed communities.

(4)The Company's Independent Living segment had a carrying amount of goodwill of $27.3 million as of both September 30, 2022 and December 31, 2021.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," or other similar words or expressions. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the impacts of the COVID-19 pandemic, including the response efforts of federal, state, and local government authorities, businesses, individuals, and us on our business, results of operations, cash flow, revenue, expenses, liquidity, and our strategic initiatives, including plans for future growth, which will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease, the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets, the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups, government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief, perceptions regarding the safety of senior living communities during and after the pandemic, changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand, the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19, changes in the acuity levels of our new residents, the disproportionate impact of COVID-19 on seniors generally and those residing in our communities, the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan, and other expenses, greater use of contract labor and overtime due to COVID-19 and general labor market conditions, the impact of COVID-19 on our ability to complete financings and refinancings of various assets, or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents, increased regulatory requirements, including the costs of unfunded, mandatory testing of residents and associates and provision of test kits to our health plan participants, increased enforcement actions resulting from COVID-19, government action that may limit our collection or discharge efforts for delinquent accounts, and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts; events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the effects of senior housing construction and development, lower industry occupancy (including due to the pandemic), and increased competition; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease, including due to the pandemic; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment, and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; limits on our ability to use net operating loss carryovers to reduce future tax payments; delays in obtaining regulatory approvals; disruptions in the financial markets or decreases in the appraised values or performance of our communities that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; our ability to generate sufficient cash flow to cover required interest, principal, and long-term lease payments and to fund our planned capital projects; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the effect of our indebtedness and long-term leases on our liquidity and our ability to operate our business; increases in market interest rates that increase the costs of our debt obligations; our ability to obtain additional capital on terms acceptable to us; departures of key officers and potential disruption caused by changes in management; increased competition for, or a shortage of, associates (including due to the pandemic or general labor market conditions), wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us, including putative class action complaints; the cost and difficulty of complying with increasing and evolving regulation; costs to respond to, and adverse determinations resulting from, government reviews, audits and investigations; changes in, or our failure to comply with, employment-related laws and regulations; unanticipated costs to comply with legislative or regulatory developments; the risks associated with current global economic conditions and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits, and insurance, interest rates, and tax rates; the impact of seasonal contagious illness or an outbreak of COVID-19 or other contagious disease in the markets in which we operate; actions of activist stockholders, including a proxy contest; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

Unless otherwise specified, references to "Brookdale," "we," "us," "our," or "the Company" in this Quarterly Report on Form 10-Q mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Overview

We are the nation's premier operator of senior living communities, operating and managing 672 communities in 41 states as of September 30, 2022, with the ability to serve more than 60,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs").

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

Rebuilding Occupancy. We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic while maintaining rate discipline. From March 2020 through February 2021, we lost 1,330 basis points of weighted average consolidated senior housing occupancy. From February 2021 through October 2022, we increased our weighted average consolidated senior housing occupancy by 780 basis points to 77.2%. Sequentially from the second quarter of 2022, our weighted average consolidated senior housing occupancy increased by 180 basis points to 76.4% for the third quarter of 2022. The table below sets forth our recent consolidated occupancy trend.

	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022
Weighted average	69.6%	70.5%	72.5%	73.5%	73.4%	74.6%	76.4%
Quarter end	70.6%	72.6%	74.2%	74.5%	75.0%	76.6%	78.4%

	Jan 2022	Feb 2022	Mar 2022	Apr 2022	May 2022	Jun 2022	Jul 2022	Aug 2022	Sep 2022	Oct 2022
Weighted average	73.4%	73.3%	73.6%	73.9%	74.6%	75.2%	75.9%	76.4%	76.9%	77.2%
Month end	74.2%	74.4%	75.0%	75.3%	76.2%	76.6%	77.1%	77.9%	78.4%	78.2%

During the three and nine months ended September 30, 2022, various communities experienced restrictions on new resident move-ins due to the pandemic, and as of October 31, 2022, all of our communities were open for new resident move-ins. We may revert to more restrictive measures at our communities, including restrictions on visitors and move-ins, if the pandemic worsens, as a result of infections at a community, as necessary to comply with regulatory requirements, or at the direction of authorities having jurisdiction. We cannot predict with reasonable certainty when our occupancy will return to pre-COVID-19 pandemic levels.

Pandemic Expenses. For the three and nine months ended September 30, 2022, we recognized $3.6 million and $15.9 million, respectively, of facility operating expense for incremental direct costs to respond to the pandemic. For the three and nine months ended September 30, 2021, we recognized $7.2 million and $44.3 million, respectively, of facility operating expense for incremental direct costs to respond to the pandemic. The direct costs include those for: acquisition of additional personal protective equipment, medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers' compensation, and health plan expense; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. On a cumulative basis since the beginning of fiscal 2020 through September 30, 2022, we have incurred $189.2 million of pandemic related facility operating expense. Refer to "Results of Operations" below for information on non-cash impairment charges recognized as a result of the impacts of the COVID-19 pandemic.

Phase 4 Provider Relief Fund Grants. During the three months ended September 30, 2022, we accepted and recognized as other operating income $61.1 million from the Phase 4 general distribution of the Public Health and Social Services Emergency Fund ("Provider Relief Fund") administered by the U.S. Department of Health and Human Services. The grant has been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19.

Employee Retention Credit. We were eligible to claim the employee retention credit for certain of our associates under the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"). We recognized $9.9 million for the nine months ended September 30, 2021 of employee retention credits on wages paid from March 12, 2020 to December 31, 2020 within other operating income, for which we have received $4.6 million in cash as of September 30, 2022. The credit was modified and extended by subsequent legislation for wages paid from January 1, 2021 through December 31, 2021. During the three and nine months ended September 30, 2022, we recognized $4.7 million and $9.4 million, respectively, of employee retention credits on wages paid in 2021 within other operating income. We have a receivable for the remaining $14.7 million included within prepaid expenses and other current assets, net on the condensed consolidated balance sheet as of September 30, 2022.

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

Community Labor

We continue to experience pressures associated with the intensely competitive labor environment. During 2021 and the nine months ended September 30, 2022, the pressures included increased associate turnover, difficulty in timely filling open positions, and increasing wages. Continued increased competition for, or a shortage of, nurses or other associates, including due to the COVID-19 pandemic, general labor market conditions, low levels of unemployment, or general inflationary pressures, have required and may require that we enhance our pay and benefits package to compete effectively for such associates. We have increased our recruiting efforts to fill open positions and have increased our workforce since December 31, 2021. We have reviewed wage rates in all of our markets and made adjustments, and we will monitor to remain competitive. We seek to ensure that our communities are staffed with full and part-time associates. To cover open positions, we have increased our use of more expensive contract labor and overtime. Third-party staffing agencies from which we source contract labor have increased the rates they charge which has resulted in increases in the cost of contract labor. We expect to continue to experience labor cost pressure as a result of an anticipated increase in hours worked as our occupancy levels grow and the labor conditions described above. We are working to reduce the use of premium labor.

Our labor expense in our same community portfolio for the three and nine months ended September 30, 2022 increased 11.0% and 12.7% from the three and nine months ended September 30, 2021, respectively. The year-over-year increase in our same community labor expense for the nine months ended September 30, 2022 primarily resulted from our increased use of contract labor and overtime as well as merit and market wage rate adjustments. The year-over-year increase in our same community labor expense for the three months ended September 30, 2022 primarily resulted from our merit and market wage rate adjustments, an increase in hours worked due to increased occupancy during the period, and an increase in the use of overtime, partially offset by a decrease in the use of contract labor. Our labor expense in our same community portfolio for the three months ended September 30, 2022 increased 1.1% sequentially from the three months ended June 30, 2022 primarily due to an increase in hours worked by associates and an additional day, which was a holiday, partially offset by decreased use of contract labor.

Resident Fee Rates

The rates charged at communities are highly dependent on local market conditions and the competitive environment in which the communities operate. Substantially all of our private pay senior housing residency agreements allow for adjustments to the monthly rate on 90 or fewer days' notice which enables us to seek increases in monthly rates due to inflation or other factors. Increases for level of care changes or additional services are typically allowed immediately upon notice of the change. Generally, we have increased our monthly rates, including rates for care and other services, for private pay residents on an annual basis beginning January 1 each year. We made the annual rate adjustment effective January 1, 2022 for our in-place private pay residents, which was higher than our typical annual rate adjustment and resulted in a 4.5% net increase in same community RevPOR for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The rate adjustment was higher due to increased costs associated with additional efforts to serve and care for our residents during the pandemic, the current inflationary environment, and the intensely competitive labor environment. We expect our pricing actions in 2023 to incorporate labor and inflationary cost increases resulting in an annual rate increase effective January 1, 2023 that will be higher than our typical annual rate adjustment and the adjustment effective January 1, 2022.

Impacts of Hurricane Ian

On September 28, 2022, Hurricane Ian made landfall in Florida. We operate 77 communities that were within the path of the storm. Under our emergency evacuation plans, we evacuated nine communities prior to landfall. All of the impacted communities returned to operation. Several communities will experience some continuing disruption as storm damage is remediated. During the three months ended September 30, 2022, we incurred $0.3 million of facility operating expenses related to hurricane response and evacuation. In addition, during the three months ended September 30, 2022, we recognized $3.8 million of impairment expense for property, plant, and equipment casualty losses sustained at communities as a result of Hurricane Ian.

Based on our preliminary assessments, we expect additional facility operating expense related to the hurricane response and remediation of storm damage of approximately $8.0 million, net of expected reimbursement from our property and casualty and business interruption insurance policies, for the three months ended December 31, 2022. We estimate that we will incur an additional approximately $10.0 million of capital expenditures for property remediation, primarily during the three months ended December 31, 2022, for which we expect approximately $3.0 million of reimbursement from our property and casualty insurance policies subsequent to 2022. The foregoing estimates are preliminary estimates derived by management from the information available at this time. The actual amounts and timing of amounts may differ.

Lease Amendment

In October 2022, we and a lessor entered into an amendment to our existing master lease pursuant to which we continue to lease 24 communities. The amendment removed certain asset repurchase clauses and adjusted the extension option provisions. The amendment did not change the amount of required lease payments or the initial term of the lease. The leases for certain communities are accounted for as failed sale-leaseback transactions as of September 30, 2022 and we expect the amended leases to result in sale accounting for such communities and a non-cash gain on sale of assets recognized in the three months ended December 31, 2022. In addition, we expect the amended leases for such communities to be prospectively classified as operating leases subsequent to December 31, 2022, the effective date of the amendment. We expect the reclassification of such lease costs to operating lease expense will result in an approximately $22.0 million increase in cash paid for operating leases for the full year 2023 and an offsetting decrease in cash paid for financing leases.

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

The Purchase Agreement also contained certain agreed upon indemnities for the benefit of the purchaser. The results and financial position of the Health Care Services segment were deconsolidated from our consolidated financial statements as of July 1, 2021 and our retained 20% equity interest in the venture with HCA Healthcare ("HCS Venture") is accounted for under the equity method of accounting subsequent to that date. As of July 1, 2021, we recognized a $100.0 million asset within investment in unconsolidated ventures on our consolidated balance sheet for the estimated fair value of our retained 20% noncontrolling interest in the HCS Venture. We recognized a $286.5 million gain on sale, net of transaction costs, within our consolidated statement of operations for the year ended December 31, 2021 for the HCS Sale. Refer to Note 15 to the condensed consolidated financial statements contained in "Item 1. Financial Statements” for selected financial data for the Health Care Services segment through June 30, 2021.

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

Results of Operations

As of September 30, 2022, our total operations included 672 communities with a capacity to serve over 60,000 residents. As of that date, we owned 346 communities (31,588 units), leased 295 communities (20,570 units), and managed 31 communities (4,605 units). The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q. The results of operations for any particular period are not necessarily indicative of results for any future period. Transactions completed during the period of January 1, 2021 to September 30, 2022 affect the comparability of our results of operations.

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

This section includes the non-GAAP performance measure Adjusted EBITDA. See "Non-GAAP Financial Measures" below for our definition of the measure and other important information regarding such measure, including reconciliations to the most comparable measure in accordance with generally accepted accounting principles in the United States ("GAAP").

Comparison of Three Months Ended September 30, 2022 and 2021

Summary Operating Results

The following table summarizes our overall operating results for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Total resident fees and management fees revenue	$653,215	$603,716	$49,499	8.2%
Other operating income	66,759	89	66,670	NM
Facility operating expense	525,510	480,423	45,087	9.4%
Net income (loss)	(28,374)	174,263	(202,637)	NM
Adjusted EBITDA	106,851	34,582	72,269	NM

The increase in total resident fees and management fees revenue was primarily attributable to a 9.9% increase in same community RevPAR, comprised of a 400 basis point increase in same community weighted average occupancy and a 4.2% increase in same community RevPOR.

During the three months ended September 30, 2022 and 2021, we recognized $66.8 million and $0.1 million, respectively, of government grants and employee retention credits as other operating income based on our estimates of our satisfaction of the conditions of the grants and credits during the period, including for the three months ended September 30, 2022, $61.1 million of grants from the Phase 4 general distribution from the Provider Relief Fund.

The increase in facility operating expense was primarily attributable to an 11.1% increase in same community facility operating expense, including a $33.2 million, or 11.0%, increase in our same community labor expense primarily resulting from merit and market wage rate adjustments, an increase in hours worked due to increased occupancy during the period, and an increase in the use of overtime, partially offset by a decrease in the use of contract labor. Additionally, broad inflationary pressure, higher repairs and maintenance volume, and an increase in food costs due to increased occupancy during the period contributed to the increase in our same community facility operating expense. Facility operating expense for the three months ended September 30, 2022 and 2021 includes $3.6 million and $7.2 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.
The change in net income (loss) was primarily attributable to a net gain on sale of $288.2 million for the HCS Sale in the prior year period partially offset by an increase in other operating income compared to the prior year period and the net impact of the revenue and facility operating expense factors previously discussed.

The increase in Adjusted EBITDA was primarily attributable to an increase in other operating income compared to the prior year period, as well as the net impact of the revenue and facility operating expense factors previously discussed.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the three months ended September 30, 2022 and 2021, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$650,248	$600,095	$50,153		8.4%
Other operating income	$66,759	$89	$66,670		NM
Facility operating expense	$525,510	$480,423	$45,087		9.4%

Number of communities (period end)	641	648	(7)		(1.1)%
Total average units	52,158	52,811	(653)		(1.2)%
RevPAR	$4,150	$3,784	$366		9.7%
Occupancy rate (weighted average)	76.4%	72.5%	390	bps	n/a
RevPOR	$5,432	$5,219	$213		4.1%

Same Community Operating Results and Data
Resident fees	$629,491	$573,015	$56,476		9.9%
Other operating income	$64,522	$88	$64,434		NM
Facility operating expense	$505,143	$454,813	$50,330		11.1%

Number of communities	632	632	—		—%
Total average units	50,547	50,554	(7)		—%
RevPAR	$4,151	$3,778	$373		9.9%
Occupancy rate (weighted average)	76.5%	72.5%	400	bps	n/a
RevPOR	$5,429	$5,211	$218		4.2%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended September 30, 2022 and 2021, including operating results and data on a same community basis.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$128,106	$119,584	$8,522		7.1%
Other operating income	$9,520	$9	$9,511		NM
Facility operating expense	$91,231	$82,860	$8,371		10.1%

Number of communities (period end)	68	68	—		—%
Total average units	12,569	12,567	2		—%
RevPAR	$3,397	$3,172	$225		7.1%
Occupancy rate (weighted average)	78.3%	74.7%	360	bps	n/a
RevPOR	$4,337	$4,244	$93		2.2%

Same Community Operating Results and Data
Resident fees	$126,389	$118,100	$8,289		7.0%
Other operating income	$9,276	$8	$9,268		NM
Facility operating expense	$89,948	$81,676	$8,272		10.1%

Number of communities	67	67	—		—%
Total average units	12,379	12,377	2		—%
RevPAR	$3,403	$3,181	$222		7.0%
Occupancy rate (weighted average)	78.2%	74.7%	350	bps	n/a
RevPOR	$4,352	$4,259	$93		2.2%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 350 basis point increase in same community weighted average occupancy and a 2.2% increase in same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of in-place rate increases.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $4.7 million, or 9.8%, increase in the segment's same community labor expense primarily resulting from merit and market wage rate adjustments and an increase in the use of overtime. Additionally, broad inflationary pressure, higher repairs and maintenance volume, an increase in food costs due to increased occupancy during the period, and an increase in utilities costs due to higher usage contributed to the increase in the segment's same community facility operating expense. The segment's facility operating expense for the three months ended September 30, 2022 and 2021 includes $0.4 million and $0.9 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended September 30, 2022 and 2021, including operating results and data on a same community basis.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$442,097	$402,621	$39,476		9.8%
Other operating income	$49,721	$75	$49,646		NM
Facility operating expense	$361,779	$327,372	$34,407		10.5%

Number of communities (period end)	554	560	(6)		(1.1)%
Total average units	34,398	34,893	(495)		(1.4)%
RevPAR	$4,281	$3,845	$436		11.3%
Occupancy rate (weighted average)	76.2%	71.9%	430	bps	n/a
RevPOR	$5,621	$5,347	$274		5.1%

Same Community Operating Results and Data
Resident fees	$439,395	$395,339	$44,056		11.1%
Other operating income	$49,465	$76	$49,389		NM
Facility operating expense	$358,576	$320,988	$37,588		11.7%

Number of communities	550	550	—		—%
Total average units	34,203	34,202	1		—%
RevPAR	$4,282	$3,853	$429		11.1%
Occupancy rate (weighted average)	76.1%	71.9%	420	bps	n/a
RevPOR	$5,624	$5,362	$262		4.9%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 420 basis point increase in same community weighted average occupancy and a 4.9% increase in same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of in-place rate increases, partially offset by lower care revenue as new resident acuity returned to pre-pandemic levels. The increase in the segment's resident fees was partially offset by the disposition of six communities (478 units) since the beginning of the prior year period, which resulted in $4.9 million less in resident fees during the three months ended September 30, 2022 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $25.0 million, or 11.5%, increase in the segment's same community labor expense primarily resulting from merit and market wage rate adjustments, an increase in hours worked due to increased occupancy during the period, and an increase in the use of overtime, partially offset by a decrease in the use of contract labor. Additionally, broad inflationary pressure, higher repairs and maintenance volume, and an increase in food costs due to increased occupancy during the period contributed to the increase in the segment's same community facility operating expense. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $4.1 million less in facility operating expense during the three months ended September 30, 2022 compared to the prior year period. The segment's facility operating expense for the three months ended September 30, 2022 and 2021 includes $2.5 million and $4.8 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended September 30, 2022 and 2021, including operating results and data on a same community basis.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$80,045	$77,890	$2,155		2.8%
Other operating income	$7,518	$5	$7,513		NM
Facility operating expense	$72,500	$70,191	$2,309		3.3%

Number of communities (period end)	19	20	(1)		(5.0)%
Total average units	5,191	5,351	(160)		(3.0)%
RevPAR	$5,105	$4,824	$281		5.8%
Occupancy rate (weighted average)	73.3%	71.2%	210	bps	n/a
RevPOR	$6,966	$6,777	$189		2.8%

Same Community Operating Results and Data
Resident fees	$63,707	$59,576	$4,131		6.9%
Other operating income	$5,781	$4	$5,777		NM
Facility operating expense	$56,619	$52,149	$4,470		8.6%

Number of communities	15	15	—		—%
Total average units	3,965	3,975	(10)		(0.3)%
RevPAR	$5,356	$4,996	$360		7.2%
Occupancy rate (weighted average)	73.9%	71.3%	260	bps	n/a
RevPOR	$7,252	$7,005	$247		3.5%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 3.5% increase in same community RevPOR and a 260 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of in-place rate increases. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's resident fees was partially offset by the disposition of one community (120 units) since the beginning of the prior year period, which resulted in $2.3 million less in resident fees during the three months ended September 30, 2022 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $3.5 million, or 9.7%, increase in the segment's same community labor expense primarily resulting from merit and market wage rate adjustments, an increase in hours worked due to increased occupancy during the period, and an increase in the use of overtime, partially offset by a decrease in the use of contract labor. The increase in the segment's facility operating expense was partially offset by the disposition of one community since the beginning of the prior year period, which resulted in $2.5 million less in facility operating expense during the three months ended September 30, 2022 compared to the prior year period. The segment's facility operating expense for the three months ended September 30, 2022 and 2021 includes $0.7 million and $1.5 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Management fees	$2,967	$3,621	$(654)	(18.1)%
Reimbursed costs incurred on behalf of managed communities	37,484	37,849	(365)	(1.0)%
Costs incurred on behalf of managed communities	37,484	37,849	(365)	(1.0)%
General and administrative expense	41,331	43,812	(2,481)	(5.7)%
Facility operating lease expense	41,317	43,226	(1,909)	(4.4)%
Depreciation and amortization	86,922	84,560	2,362	2.8%
Asset impairment	5,688	639	5,049	NM
Interest income	2,192	286	1,906	NM
Interest expense	49,873	49,361	512	1.0%
Equity in earnings (loss) of unconsolidated ventures	(2,020)	(1,474)	(546)	(37.0)%
Gain (loss) on sale of assets, net	(56)	288,375	(288,431)	NM
Other non-operating income (loss)	1,877	571	1,306	NM
Benefit (provision) for income taxes	300	(15,279)	15,579	NM

Management Fees. The decrease in management fees was primarily attributable to the transition of management arrangements on six net communities since the beginning of the prior year period, generally for management arrangements on interim management arrangements on formerly leased communities and certain former unconsolidated ventures in which we sold our interest.

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period, partially offset by an increase in reimbursed community labor costs for communities managed in both periods.

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to decreases in estimated incentive compensation costs and transaction and organizational restructuring costs. General and administrative expense includes transaction and organizational restructuring costs of $0.3 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

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

Asset Impairment. During the three months ended September 30, 2022, we recorded $5.7 million of non-cash impairment charges, primarily for property damage sustained at certain communities, including property damage sustained from Hurricane Ian in September 2022.

Interest Expense. The increase in interest expense was primarily due to an increase in interest expense on long-term debt as a result of increases in variable interest rates, partially offset by increases in the fair value of interest rate derivatives, reflecting the impact of increases in forward interest rates. Based upon our estimates of variable interest rates we expect debt interest expense to increase approximately $17.0 million for the full year 2022 compared to 2021, which we expect will be partially offset by an approximately $4.0 million increase in interest income earned on our cash, cash equivalents, and marketable securities.

Gain (Loss) on Sale of Assets, net. The decrease in gain on sale of assets is due to the $288.2 million gain recognized for the HCS Sale in the prior year period.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended September 30, 2022 and 2021 was primarily due to the HCS Sale in the three months ended September 30, 2021.

We recorded an aggregate deferred federal, state, and local tax benefit of $7.3 million, which was partially offset by an increase in the valuation allowance of $6.7 million in the three months ended September 30, 2022. We recorded an aggregate deferred federal, state, and local tax expense of $81.0 million for the three months ended September 30, 2021, which was partially offset by a reduction to the valuation allowance of $71.8 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of September 30, 2022 and December 31, 2021 was $418.7 million and $368.0 million, respectively.

Comparison of Nine Months Ended September 30, 2022 and 2021

Summary Operating Results

The following table summarizes our overall operating results for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Total resident fees and management fees revenue	$1,937,235	$1,955,608	$(18,373)	(0.9)%
Other operating income	75,546	12,132	63,414	NM
Facility operating expense	1,551,938	1,587,581	(35,643)	(2.2)%
Net income (loss)	(212,689)	(17,644)	(195,045)	NM
Adjusted EBITDA	194,741	102,627	92,114	89.8%

The decrease in total resident fees and management fees revenue was primarily attributable to deconsolidation of results of the Health Care Services segment effective July 1, 2021, which resulted in a decrease of $174.2 million of resident fees compared to the prior year period. The decrease in resident fees was partially offset by a 10.4% increase in same community RevPAR, comprised of a 400 basis point increase in same community weighted average occupancy and a 4.5% increase in same community RevPOR. Management fee revenue decreased $7.6 million primarily due to the transition of management agreements on 44 net communities since the beginning of the prior year period.

During the nine months ended September 30, 2022 and 2021, we recognized $75.5 million and $12.1 million, respectively, of government grants and employee retention credits as other operating income based on our estimates of our satisfaction of the conditions of the grants and credits during the period, including for the nine months ended September 30, 2022, $61.1 million of grants from the Phase 4 general distribution from the Provider Relief Fund.

The decrease in facility operating expense was primarily attributable to deconsolidation of results of the Health Care Services segment effective July 1, 2021, which resulted in a $171.5 million decrease in facility operating expenses. The decrease in facility operating expense was partially offset by an 11.2% increase in same community facility operating expense, including a $112.4 million, or 12.7%, increase in our same community labor expense primarily resulting from an increase in the use of contract labor and overtime as well as merit and market wage rate adjustments, partially offset by a decrease in incremental direct labor costs to respond to the COVID-19 pandemic. Additionally, broad inflationary pressure, higher repairs and maintenance volume, and an increase in food costs due to increased occupancy during the period contributed to the increase in our same community facility operating expense. Facility operating expense for the nine months ended September 30, 2022 and 2021 includes $15.9 million and $44.3 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

The increase in net loss was primarily attributable to the a net gain on sale of $288.2 million for the HCS Sale in the prior year period and a decrease in equity in earnings of unconsolidated ventures compared to the prior year period. These changes were partially offset by an increase in other operating income compared to the prior year period, the net impact of the revenue and facility operating expense factors previously discussed, and a decrease in general and administrative expense compared to the prior year period.

The increase in Adjusted EBITDA was primarily attributable to an increase in other operating income compared to the prior year period, the net impact of the revenue and facility operating expense factors previously discussed, and a decrease in general and administrative expense compared to the prior year period as a result of the HCS Sale and a decrease in estimated incentive compensation costs.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the nine months ended September 30, 2022 and 2021 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$1,927,610	$1,764,259	$163,351		9.3%
Other operating income	$75,546	$9,027	$66,519		NM
Facility operating expense	$1,551,938	$1,416,128	$135,810		9.6%

Number of communities (period end)	641	648	(7)		(1.1)%
Total average units	52,371	52,898	(527)		(1.0)%
RevPAR	$4,084	$3,702	$382		10.3%
Occupancy rate (weighted average)	74.8%	70.9%	390	bps	n/a
RevPOR	$5,461	$5,225	$236		4.5%

Same Community Operating Results and Data
Resident fees	$1,858,440	$1,683,690	$174,750		10.4%
Other operating income	$72,892	$8,187	$64,705		NM
Facility operating expense	$1,488,359	$1,338,448	$149,911		11.2%

Number of communities	632	632	—		—%
Total average units	50,555	50,554	1		—%
RevPAR	$4,085	$3,701	$384		10.4%
Occupancy rate (weighted average)	74.8%	70.8%	400	bps	n/a
RevPOR	$5,458	$5,224	$234		4.5%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the nine months ended September 30, 2022 and 2021, including operating results and data on a same community basis.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$378,088	$356,371	$21,717		6.1%
Other operating income	$10,681	$1,484	$9,197		NM
Facility operating expense	$265,981	$248,501	$17,480		7.0%

Number of communities (period end)	68	68	—		—%
Total average units	12,569	12,553	16		0.1%
RevPAR	$3,342	$3,154	$188		6.0%
Occupancy rate (weighted average)	76.3%	73.9%	240	bps	n/a
RevPOR	$4,379	$4,266	$113		2.6%

Same Community Operating Results and Data
Resident fees	$373,125	$352,387	$20,738		5.9%
Other operating income	$10,424	$1,464	$8,960		NM
Facility operating expense	$262,512	$245,316	$17,196		7.0%

Number of communities	67	67	—		—%
Total average units	12,379	12,375	4		—%
RevPAR	$3,349	$3,164	$185		5.8%
Occupancy rate (weighted average)	76.3%	73.8%	250	bps	n/a
RevPOR	$4,392	$4,285	$107		2.5%

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

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $9.6 million, or 6.5%, increase in the segment's same community labor expense primarily resulting from an increase in the use of contract labor and overtime as well as merit and market wage rate adjustments, partially offset by a decrease in incremental direct labor costs to respond to the COVID-19 pandemic. Additionally, broad inflationary pressure, higher repairs and maintenance volume, an increase in food costs due to increased occupancy during the period, and an increase in utilities costs due to higher usage contributed to the increase in the segment's same community facility operating expense. The segment's facility operating expense for the nine months ended September 30, 2022 and 2021 includes $2.0 million and $5.4 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the nine months ended September 30, 2022 and 2021, including operating results and data on a same community basis.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$1,308,683	$1,181,277	$127,406		10.8%
Other operating income	$56,489	$5,808	$50,681		NM
Facility operating expense	$1,070,682	$963,266	$107,416		11.2%

Number of communities (period end)	554	560	(6)		(1.1)%
Total average units	34,604	35,007	(403)		(1.2)%
RevPAR	$4,200	$3,748	$452		12.1%
Occupancy rate (weighted average)	74.5%	69.9%	460	bps	n/a
RevPOR	$5,640	$5,363	$277		5.2%

Same Community Operating Results and Data
Resident fees	$1,293,876	$1,157,606	$136,270		11.8%
Other operating income	$56,109	$5,596	$50,513		NM
Facility operating expense	$1,057,330	$939,911	$117,419		12.5%

Number of communities	550	550	—		—%
Total average units	34,204	34,204	—		—%
RevPAR	$4,203	$3,760	$443		11.8%
Occupancy rate (weighted average)	74.4%	69.9%	450	bps	n/a
RevPOR	$5,647	$5,382	$265		4.9%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 450 basis point increase in same community weighted average occupancy and a 4.9% increase in same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases, partially offset by lower care revenue as new resident acuity returned to pre-pandemic levels. The increase in the segment's resident fees was partially offset by the disposition of nine communities (695 units) since the beginning of the prior year period, which resulted in $10.3 million less in resident fees during the nine months ended September 30, 2022 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $90.4 million, or 14.3%, increase in the segment's same community labor expense primarily resulting from an increase in the use of contract labor and overtime as well as merit and market wage rate adjustments, partially offset by a decrease in incremental direct labor costs to respond to the COVID-19 pandemic. Additionally, broad inflationary pressure, higher repairs and maintenance volume, and an increase in food costs due to increased occupancy during the period contributed to the increase in the segment's same community facility operating expense. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $9.7 million less in facility operating expense during the nine months ended September 30, 2022 compared to the prior year period. The segment's facility operating expense for the nine months ended September 30, 2022 and 2021 includes $11.4 million and $29.8 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the nine months ended September 30, 2022 and 2021, including operating results and data on a same community basis.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2022	2021	Amount		Percent
Resident fees	$240,839	$226,611	$14,228		6.3%
Other operating income	$8,376	$1,735	$6,641		NM
Facility operating expense	$215,275	$204,361	$10,914		5.3%

Number of communities (period end)	19	20	(1)		(5.0)%
Total average units	5,198	5,338	(140)		(2.6)%
RevPAR	$5,109	$4,689	$420		9.0%
Occupancy rate (weighted average)	73.3%	70.0%	330	bps	n/a
RevPOR	$6,971	$6,702	$269		4.0%

Same Community Operating Results and Data
Resident fees	$191,439	$173,697	$17,742		10.2%
Other operating income	$6,359	$1,127	$5,232		NM
Facility operating expense	$168,517	$153,221	$15,296		10.0%

Number of communities	15	15	—		—%
Total average units	3,972	3,975	(3)		(0.1)%
RevPAR	$5,356	$4,855	$501		10.3%
Occupancy rate (weighted average)	73.8%	69.8%	400	bps	n/a
RevPOR	$7,255	$6,955	$300		4.3%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 400 basis point increase in same community weighted average occupancy and a 4.3% increase in same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases and an occupancy mix shift to more skilled nursing services within the segment. The increase in the segment's resident fees was partially offset by the disposition of one community (120 units) since the beginning of the prior year period, which resulted in $6.5 million less in resident fees during the nine months ended September 30, 2022 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $12.4 million, or 11.9%, increase in the segment's same community labor expense primarily resulting from an increase in the use of contract labor and overtime as well as merit and market wage rate adjustments. The increase in the segment's facility operating expense was partially offset by the disposition of one community since the beginning of the prior year period, which resulted in $7.1 million less in facility operating expense during the nine months ended September 30, 2022 compared to the prior year period. The segment's facility operating expense for the nine months ended September 30, 2022 and 2021 includes $2.5 million and $6.9 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Management fees	$9,625	$17,185	$(7,560)	(44.0)%
Reimbursed costs incurred on behalf of managed communities	112,013	146,651	(34,638)	(23.6)%
Costs incurred on behalf of managed communities	112,013	146,651	(34,638)	(23.6)%
General and administrative expense	128,209	146,155	(17,946)	(12.3)%
Facility operating lease expense	124,419	131,508	(7,089)	(5.4)%
Depreciation and amortization	259,229	252,042	7,187	2.9%
Asset impairment	17,362	13,394	3,968	29.6%
Interest income	3,065	1,048	2,017	192.5%
Interest expense	141,461	147,025	(5,564)	(3.8)%
Equity in earnings (loss) of unconsolidated ventures	(9,353)	11,941	(21,294)	NM
Gain (loss) on sale of assets, net	611	289,408	(288,797)	(99.8)%
Other non-operating income (loss)	1,739	5,163	(3,424)	(66.3)%
Benefit (provision) for income taxes	1,086	(15,239)	16,325	NM

Management Fees. The decrease in management fees was primarily attributable to the transition of management arrangements on 44 net communities since the beginning of the prior year period, generally for management arrangements on certain former unconsolidated ventures in which we sold our interest and interim management arrangements on formerly leased communities.

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period, partially offset by an increase in reimbursed community labor costs for communities managed in both periods.

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to decreases in compensation costs as a result of reductions in our corporate headcount related to the HCS Sale, estimated incentive compensation costs, transaction and organizational restructuring costs, and non-cash stock-based compensation expense. General and administrative expense includes transaction and organizational restructuring costs of $0.9 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

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

Asset Impairment. During the nine months ended September 30, 2022 and 2021, we recorded $17.4 million and $13.4 million, respectively, of non-cash impairment charges, primarily for certain leased communities with decreased occupancy and future cash flow estimates as a result of the continuing impacts of the COVID-19 pandemic.

Interest Expense. The decrease in interest expense was primarily due to increases in the fair value of interest rate derivatives, reflecting the impact of increases in forward interest rates, partially offset by an increase in interest expense on long-term debt as a result of increases in variable interest rates. Based upon our estimates of variable interest rates we expect debt interest expense to increase approximately $17.0 million for the full year 2022 compared to 2021, which we expect will be partially offset by an approximately $4.0 million increase in interest income earned on our cash, cash equivalents, and marketable securities.

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

Gain (Loss) on Sale of Assets, net. The decrease in gain on sale of assets is due to the $288.2 million gain recognized for the HCS Sale in the prior year period.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the nine months ended September 30, 2022 and 2021 was due to the HCS Sale in the nine months ended September 30, 2021.

We recorded an aggregate deferred federal, state, and local tax benefit of $52.8 million, which was partially offset by an increase in the valuation allowance of $50.7 million in the nine months ended September 30, 2022. We recorded an aggregate deferred federal, state, and local tax expense of $35.0 million for the nine months ended September 30, 2021, which was partially offset by a reduction to the valuation allowance of $26.5 million. The deferred income tax expense for the nine months ended September 30, 2021 included $104.3 million as a result of the gain on the HCS Sale, offset by a benefit of $69.3 million as a result of operating losses (exclusive of the HCS Sale).

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

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Net cash provided by (used in) operating activities	$51,843	$(13,247)	$65,090	NM
Net cash provided by (used in) investing activities	(57,493)	201,729	(259,222)	NM
Net cash provided by (used in) financing activities	(37,847)	(75,731)	(37,884)	(50.0)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	(43,497)	112,751	(156,248)	NM
Cash, cash equivalents, and restricted cash at beginning of period	438,314	465,148	(26,834)	(5.8)%
Cash, cash equivalents, and restricted cash at end of period	$394,817	$577,899	$(183,082)	(31.7)%
Adjusted Free Cash Flow	$(97,827)	$(147,991)	$50,164	33.9%

The change in net cash provided by (used in) operating activities was attributable primarily to a $64.8 million increase in government grants and credits received, an increase in same community revenue, and a decrease in general and administrative expense compared to the prior year period. These changes were partially offset by an increase in same community facility operating expense and a decrease in lessor reimbursements for capital expenditures for operating leases compared to the prior year period.

The change in net cash provided by (used in) investing activities was primarily attributable to $305.8 million of net proceeds from the HCS Sale received in the prior year period, a $24.8 million increase in cash paid for capital expenditures compared to the prior year period, and $6.0 million of cash paid for the acquisition of a previously leased community in the current year period. These changes were partially offset by a $60.8 million increase in proceeds from sales and maturities of marketable securities and a $17.7 million decrease in purchases of marketable securities compared to the prior year period.

The decrease in net cash used in financing activities was primarily attributable to a $31.9 million decrease in repayment of debt and financing lease obligations and a $6.9 million increase in debt proceeds compared to the prior year period.

The change in Adjusted Free Cash Flow was primarily attributable to a $64.8 million increase in government grants and credits received, an increase in same community revenue, and a decrease in general and administrative expense compared to the prior year period. These changes were partially offset by an increase in same community facility operating expense compared to the prior year period and a $37.4 million increase in non-development capital expenditures, net.

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

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity. We also have received pandemic-related government relief in the form of cash grants and employee retention credits, and we have elected to utilize the pandemic-related payroll tax deferral program.

Our liquidity requirements have historically arisen from:

•working capital;
•operating costs such as labor costs, severance costs, general and administrative expense, and supply costs;
•debt, interest, and lease payments;
•acquisition consideration, lease termination and restructuring costs, and transaction and integration costs;
•capital expenditures and improvements, including the expansion, repositioning, redeveloping, and major renovation of our communities and the development of new communities;
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

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•working capital;
•operating costs such as labor costs, general and administrative expense, and supply costs, including those related to Hurricane Ian;
•debt, interest, and lease payments;
•payment of deferred payroll taxes under the CARES Act;
•acquisition consideration;
•transaction costs and investment in our healthcare and wellness initiatives;
•capital expenditures and improvements, including the expansion, renovation, redevelopment, and repositioning of our existing communities, and the remediation or replacement of assets as a result of casualty losses;
•cash collateral required to be posted in connection with our financial instruments and insurance programs; and
•other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of September 30, 2022, we have three principal corporate-level debt obligations and credit facilities:
•$230.0 million principal amount of 2.00% convertible senior notes due 2026.

•$80.0 million secured credit facility maturing January 2024, under which $72.6 million of letters of credit and no cash borrowings have been issued as of September 30, 2022.
•Separate secured letter of credit facility providing for up to $15.0 million of letters of credit as of September 30, 2022, under which $13.9 million had been issued as of that date.

As of September 30, 2022, we had $3.8 billion of debt outstanding, at a weighted average interest rate of 4.49%. As of such date, 93.9%, or $3.6 billion, of our total debt obligations represented non-recourse property-level mortgage financings. As of September 30, 2022, 61.9%, or $2.4 billion, of our long-term debt had a weighted average fixed interest rate of 3.94%. We are subject to market risks from changes in interest rates charged on our credit facilities and other variable rate indebtedness. As of September 30, 2022, 91% of our $1.5 billion of outstanding variable rate debt is indexed to the one-month London Interbank Offer Rate ("LIBOR") plus a weighted average margin of 233 basis points and 9% of our outstanding variable rate debt is indexed to the one-month Secured Overnight Financing Rate ("SOFR") plus a weighted average margin of 223 basis points. As of September 30, 2022, $1.3 billion, or 91%, of our variable rate debt is subject to interest rate cap agreements, and $128.7 million of our variable rate debt is not subject to any interest rate cap agreements. For our LIBOR and SOFR interest rate cap agreements as of September 30, 2022, the weighted average fixed cap rate is 4.39%, and the weighted average remaining term is 1.4 years. Many of our variable rate debt instruments include provisions that obligate us to acquire additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of acquiring additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

As of September 30, 2022, we had $1.3 billion of operating and financing lease obligations. For the twelve months ending September 30, 2023, we will be required to make approximately $279.1 million of cash lease payments in connection with our existing operating and financing leases.

Total liquidity of $395.6 million as of September 30, 2022 included $299.2 million of unrestricted cash and cash equivalents (excluding restricted cash of $95.6 million), $89.5 million of marketable securities, and $6.9 million of availability on our secured credit facility. Total liquidity as of September 30, 2022 decreased $141.3 million from total liquidity of $536.8 million as of December 31, 2021. The decrease was primarily attributable to negative $97.8 million of Adjusted Free Cash Flow and $28.3 million of payments of mortgage debt.

On October 13, 2022, we obtained $220.0 million of debt secured by first priority mortgages on 24 communities. The loan bears interest at a variable rate equal to the one-month SOFR plus a margin of 245 basis points, and is interest only for the first three years. The debt matures in October 2025 with two one-year renewal options, exercisable subject to certain performance criteria. The debt documents contain a requirement for us to maintain liquidity of at least $130.0 million and 25% of the loan amount is subject to a guaranty by us. The proceeds from the financing were primarily utilized to repay $199.6 million of outstanding mortgage debt maturing in 2023 and to purchase a SOFR interest rate swap instrument for $6.1 million. The interest rate swap instrument has a $220.0 million notional amount, a fixed interest rate of 3.0%, and a term of eighteen months.

As of September 30, 2022, our current liabilities exceeded current assets by $75.6 million. Included in our current liabilities is $182.3 million of the current portion of operating and financing lease obligations, for which the associated right-of-use assets are excluded from current assets on our condensed consolidated balance sheets. We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand, cash equivalents, and marketable securities will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to seek opportunities to preserve and enhance our liquidity, including through increasing our RevPAR, maintaining expense discipline, continuing to refinance maturing debt, continuing to evaluate our capital structure and the state of debt and equity markets, and monetizing non-strategic or underperforming owned assets. There is no assurance that financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in monetizing certain assets.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022. The amount of mortgage financing available for our communities is generally dependent on their appraised values and performance. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. Due to lower operating performance of our communities, generally, resulting from the COVID-19 pandemic, during 2021 and 2022 we sought and obtained non-agency mortgage financings to partially refinance maturing Freddie Mac and Fannie Mae indebtedness. We have completed the refinancing of substantially all of our debt maturities due in 2022 and 2023. Our inability to obtain refinancing proceeds sufficient to cover 2024 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures, or to pursue any acquisition, investment, development, or potential lease restructuring opportunities that we identify, or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

The following table summarizes our capital expenditures for the nine months ended September 30, 2022 for our consolidated business.

(in millions)
Community-level capital expenditures, net(1)	$109.6
Corporate capital expenditures, net	19.2
Non-development capital expenditures, net(2)	128.8
Development capital expenditures, net	4.4
Total capital expenditures, net	$133.2

(1)Reflects the amount invested, net of lessor reimbursements of $18.9 million.

(2)Amount is included in Adjusted Free Cash Flow.

In the aggregate, we expect our full-year 2022 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $170.0 million, including approximately $10.0 million of capital expenditures for property remediation resulting from the impact of Hurricane Ian based on our preliminary assessments. The foregoing amounts exclude expected reimbursement subsequent to 2022 from our property and casualty insurance policies of capital expenditures resulting from the impact of Hurricane Ian. In addition, we expect our full-year 2022 development capital expenditures to be approximately $10.0 million, net of anticipated lessor reimbursements, and such projects include those for expansion, repositioning, redeveloping, and major renovation of selected existing senior living communities. We anticipate that our 2022 capital expenditures will be funded from cash on hand, cash equivalents, marketable securities, cash flows from operations, and reimbursements from lessors.

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

Credit Facilities

On December 11, 2020, we entered into a revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The agreement provides a commitment amount of up to $80.0 million which can be drawn in cash or as letters of credit. The agreement matures on January 15, 2024. Amounts drawn under the facility will bear interest at 30-day LIBOR plus an applicable margin which was 2.75% as of September 30, 2022. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of September 30, 2022. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of September 30, 2022, $72.6 million of letters of credit and no cash borrowings were outstanding under our $80.0 million secured credit facility and the facility had $6.9 million of availability. We also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of September 30, 2022 under which $13.9 million had been issued as of that date.

Long-Term Leases

As of September 30, 2022, we operated 295 communities under long-term leases (230 operating leases and 65 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. We typically guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or leased property revenue. Approximately 89% of our community lease payments are subject to a weighted average maximum annual increase of 2.7% for community leases subject to fixed annual escalators or variable annual escalators based on the consumer price index subject to a cap. The remaining community lease payments are subject to variable annual escalators primarily based upon the change in the consumer price index. An additional 1% increase in the consumer price index would have resulted in additional cash lease payments of approximately $0.2 million for the twelve months ended September 30, 2022. We are responsible for all operating costs, including repairs, property taxes, and insurance. The lease terms generally provide for renewal or extension options from 5 to 20 years, and, in some instances, purchase options.

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

For the three and nine months ended September 30, 2022, our cash lease payments for our operating leases were $51.7 million and $154.5 million, respectively, and for our financing leases were $17.4 million and $52.6 million, respectively. For the twelve months ending September 30, 2023, we will be required to make $279.1 million of cash lease payments in connection with our existing operating and financing leases.

Debt and Lease Covenants

Certain of our debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities or increased by deferred gains from sale-

leaseback transactions and deferred entrance fee revenue. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. In addition, our debt and lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements and maintain insurance coverage.

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

As of September 30, 2022, we are in compliance with the financial covenants of our debt agreements and long-term leases.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$(28,374)	$174,263	$(212,689)	$(17,644)
Provision (benefit) for income taxes	(300)	15,279	(1,086)	15,239
Equity in (earnings) loss of unconsolidated ventures	2,020	1,474	9,353	(11,941)
Loss (gain) on sale of assets, net	56	(288,375)	(611)	(289,408)
Other non-operating (income) loss	(1,877)	(571)	(1,739)	(5,163)
Interest expense	49,873	49,361	141,461	147,025
Interest income	(2,192)	(286)	(3,065)	(1,048)
Income (loss) from operations	19,206	(48,855)	(68,376)	(162,940)
Depreciation and amortization	86,922	84,560	259,229	252,042
Asset impairment	5,688	639	17,362	13,394
Operating lease expense adjustment	(8,714)	(6,273)	(25,329)	(16,263)
Non-cash stock-based compensation expense	3,403	3,568	10,907	12,878
Transaction and organizational restructuring costs	346	943	948	3,516
Adjusted EBITDA(1)	$106,851	$34,582	$194,741	$102,627

(1)     Adjusted EBITDA includes a $66.8 million and $75.5 million benefit for the three and nine months ended September 30, 2022, respectively, and a $0.1 million and $12.1 million benefit for the three and nine months ended September 30, 2021, respectively, of government grants and credits recognized in other operating income.

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

Adjusted Free Cash Flow has material limitations as a liquidity measure, including: (i) it does not represent cash available for dividends, share repurchases, or discretionary expenditures since certain non-discretionary expenditures, including mandatory debt principal payments, are not reflected in this measure; (ii) the cash portion of non-recurring charges related to gain/loss on facility lease termination generally represent charges/gains that may significantly affect our liquidity; and (iii) the impact of timing of cash expenditures, including the timing of non-development capital expenditures, limits the usefulness of the measure for short-term comparisons. Additionally, Adjusted Free Cash Flow excludes cash used to purchase interest rate cap instruments, as well as any cash provided by settlements of interest rate cap instruments.

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$63,521	$7,200	$51,843	$(13,247)
Net cash provided by (used in) investing activities	22,508	203,974	(57,493)	201,729
Net cash provided by (used in) financing activities	(19,754)	(19,177)	(37,847)	(75,731)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$66,275	$191,997	$(43,497)	$112,751

Net cash provided by (used in) operating activities	$63,521	$7,200	$51,843	$(13,247)
Distributions from unconsolidated ventures from cumulative share of net earnings	—	(836)	(561)	(6,191)
Changes in prepaid insurance premiums financed with notes payable	(5,700)	(4,151)	5,552	4,634
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(4,367)	(11,551)	(9,224)	(27,057)
Non-development capital expenditures, net	(43,819)	(28,193)	(128,831)	(91,438)
Payment of financing lease obligations	(5,506)	(5,039)	(16,606)	(14,692)
Adjusted Free Cash Flow(1)	$4,129	$(42,570)	$(97,827)	$(147,991)

(1)     Adjusted Free Cash Flow includes:
•$62.8 million and $68.1 million benefit for the three and nine months ended September 30, 2022, respectively, and $1.1 million and $3.3 million benefit for the three and nine months ended September 30, 2021, respectively, from government grants and credits received.
•$3.1 million recoupment for the nine months ended September 30, 2022, of accelerated/advanced Medicare payments, of which none were recouped during the three months ended September 30, 2022, and $3.5 million and $17.8 million recoupment for the three and nine months ended September 30, 2021, respectively, of accelerated/advanced Medicare payments.
•$0.3 million and $0.9 million for the three and nine months ended September 30, 2022, respectively, and $0.9 million and $3.5 million for the three and nine months ended September 30, 2021, respectively, for transaction and organizational costs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of September 30, 2022, 61.9%, or $2.4 billion, of our long-term debt had a weighted average fixed interest rate of 3.94%. As of September 30, 2022, we had $1.5 billion of long-term variable rate debt, at a weighted average interest rate of 5.40%.

In the normal course of business, we enter into certain interest rate cap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of September 30, 2022, 91% of our $1.5 billion of outstanding variable rate debt is indexed to the one-month LIBOR plus a weighted average margin of 233 basis points and 9% of our outstanding variable rate debt is indexed to the one-month SOFR plus a weighted average margin of 223 basis points. Accordingly, our annual interest expense related to variable rate debt is directly affected by movements in LIBOR or SOFR. As of September 30, 2022, $1.3 billion, or 91%, of our variable rate debt is subject to interest rate cap agreements and $128.7 million of our variable rate debt is not subject to any interest rate cap agreements. For our LIBOR and SOFR interest rate cap agreements as of September 30, 2022, the weighted average fixed cap rate is 4.39%, and the weighted average remaining term is 1.4 years. Many of our variable rate debt instruments include provisions that obligate us to acquire additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of acquiring additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in LIBOR and SOFR as of September 30, 2022.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$11.8
200	18.4
500	24.0
1,000	30.6

(1)Amounts are after consideration of interest rate cap agreements in place as of September 30, 2022.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended September 30, 2022 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
7/1/2022 - 7/31/2022	—	$—	—	$44,026
8/1/2022 - 8/31/2022	8,071	4.64	—	44,026
9/1/2022 - 9/30/2022	—	—	—	44,026
Total	8,071	$4.64	—

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
(2)On November 1, 2016, we announced that our Board of Directors had approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of September 30, 2022, $44.0 million remained available under the repurchase program.

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
10.1
Amendment No. 3 dated effective July 15, 2022 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101).
*	Schedules and exhibits have been omitted pursuant to Item 601 of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Steven E. Swain
Name:	Steven E. Swain
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 8, 2022