Form 10-K
period 2022-12-31
Brookdale Senior Living Inc.
filed 2023-02-22
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32641

BROOKDALE SENIOR LIVING INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3068069
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

111 Westwood Place,	Suite 400,	Brentwood,	Tennessee	37027
(Address of principal executive offices)				(Zip Code)

Registrant's telephone number including area code	(615)	221-2250

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	BKD	New York Stock Exchange
7.00% Tangible Equity Units	BKDT	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐
 No ☒
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter was approximately $0.8 billion. The market value calculation was determined using a per share price of $4.54, the price at which the registrant's common stock was last sold on the New York Stock Exchange on such date.

As of February 17, 2023, 187,201,342 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted stock and restricted stock units).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," or other similar words or expressions. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the impacts of the COVID-19 pandemic, including the response efforts of federal, state, and local government authorities, businesses, individuals, and us on our business, results of operations, cash flow, revenue, expenses, liquidity, and our strategic initiatives, including plans for future growth, which will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease, the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets, the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups, government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief, perceptions regarding the safety of senior living communities during and after the pandemic, changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand, the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19, changes in the acuity levels of our new residents, the disproportionate impact of COVID-19 on seniors generally and those residing in our communities, the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan, and other expenses, greater use of contract labor, overtime, and other premium labor due to COVID-19 and general labor market conditions, the impact of COVID-19 on our ability to complete financings and refinancings of various assets, or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents, increased regulatory requirements, including the costs of unfunded, mandatory testing of residents and associates and provision of test kits to our health plan participants, increased enforcement actions resulting from COVID-19, government action that may limit our collection or discharge efforts for delinquent accounts, and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts; events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the effects of senior housing construction and development, lower industry occupancy (including due to the pandemic), and increased competition; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease, including due to the pandemic; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment, and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; limits on our ability to use net operating loss carryovers to reduce future tax payments; delays in obtaining regulatory approvals; disruptions in the financial markets or decreases in the appraised values or performance of our communities that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; our ability to generate sufficient cash flow to cover required interest, principal, and long-term lease payments and to fund our planned capital projects; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the effect of our indebtedness and long-term leases on our liquidity and our ability to operate our business; increases in market interest rates that increase the costs of our debt obligations; our ability to obtain additional capital on terms acceptable to us; departures of key officers and potential disruption caused by changes in management; increased competition for, or a shortage of, associates (including due to the pandemic or general labor market conditions), wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us, including putative class action complaints; the cost and difficulty of complying with increasing and evolving regulation; costs to respond to, and adverse determinations resulting from, government reviews, audits and investigations; changes in, or our failure to comply with, employment-related laws and regulations; unanticipated costs to comply with legislative or regulatory developments; the risks associated with current global economic conditions and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits, and insurance, interest rates, and tax rates; the impact of seasonal contagious illness or an outbreak of COVID-19 or other contagious disease in the markets in which we operate; actions of activist stockholders, including a proxy contest; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Annual Report on Form 10-K. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

PART I

Item 1.    Business

Unless otherwise specified, references to "Brookdale," "we," "us," "our," or "the Company" in this Annual Report on Form 10-K mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Our Business

We are the nation's premier operator of senior living communities, operating and managing 673 communities in 41 states as of December 31, 2022, with the ability to serve more than 60,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs").

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

Strategy

Our goal is to be the first choice in senior living by being the nation's most trusted and effective senior living provider. Brookdale continues to be driven by its mission—to enrich the lives of those we serve with compassion, respect, excellence, and integrity. During this pandemic recovery phase, we have continued to focus on the health and wellbeing of our residents and associates and "Winning the Recovery" by providing valued high quality care and personalized service. We believe successful execution on this strategy provides the best opportunity to create attractive long-term stockholder value. We are focused on priorities that will position us for growth and capitalize on positive trends in demographics, customer preferences, and lower new supply in the industry, while using scale to our advantage. Our key strategic priorities are as follows:

•Get every available room in service at the best profitable rate. We believe that we provide highly valuable services to seniors, and we continue to strive to expand the number of seniors we serve through targeted efforts to increase our occupancy levels and improve controllable expense management, while remaining focused on driving rate and improving margin. With this strategic priority, we intend to ensure all communities are appropriately priced within their market. Through our targeted sales and marketing efforts, we plan to drive increased move-ins through enhanced outreach with impactful points of differentiation based on quality, a portfolio of choices, and personalized service delivered by caring and engaged associates.

•Attract, engage, develop, and retain the best associates. Brookdale’s culture is based on servant leadership. We believe engaged associates lead to an enhanced resident experience, higher retention, and ultimately improved operations that drive accelerated growth. Through this strategic priority, we intend to expand successful pilot programs to further support and extend length of employment with Brookdale. We expect to diversify and optimize our recruiting plans, improve training, educational, and career development opportunities for associates and enhance our already compelling value proposition for our associates in the areas of compensation, leadership, career growth, and meaningful work.

•Earn resident and family trust and satisfaction by providing valued high quality care and personalized service. We believe that earning the trust of our residents and their families will allow us to build relationships that create passionate advocates and generate referrals. We intend to create a consistent high quality experience for residents, including through the implementation and execution of our high quality clinical, operational, and resident engagement programs. We are a learning organization that uses multiple tools to obtain feedback from residents, their families, and our associates to improve our services to meet the changing needs of residents. We expect to strengthen associate engagement for an enhanced resident experience.

The above three priorities coupled with improving supply-demand fundamentals are intended to provide long-term returns to our stockholders by focusing on growing RevPAR, Adjusted EBITDA, and cash flow. As we execute our "Winning the Recovery" strategy, we expect RevPAR will be driven by both occupancy and RevPOR growth, propelled by (i) our strategic priorities, (ii) accelerating growth within our target demographic, and (iii) significantly lower supply growth. Our goal is to reach or exceed our historical occupancy high over the long term. As occupancy grows, we anticipate benefiting from operating leverage, resulting in improving margins. With the combination of RevPAR growth and operating leverage, we expect to drive Adjusted EBITDA and cash flow growth.

Strategic innovation also continues to be an important factor for our long-term growth. We are piloting programs in several areas and plan to roll out initiatives to accelerate our growth further. We plan to explore additional products and services that we may offer to our residents or to seniors living outside of our communities and, in the longer term where opportunities arise, pursue development, investment, and acquisition opportunities.

•Enhance healthcare and wellness. Our vision is to enable those we serve to live well by offering our residents a high-quality healthcare and wellness platform. We believe Brookdale is uniquely positioned to be a key participant and partner in the value-based healthcare ecosystem. Our initiatives include piloting redesigned delivery of clinical care within assisted living communities and embedding technology-enabled care management capabilities, in order to better align our communities with payors, providers, and healthcare systems by demonstrating improved outcomes for residents. We are also piloting the expansion of our private duty services business to serve those living outside of our communities. We believe the successful execution of these initiatives will improve resident health and wellbeing and drive incremental revenue and value creation (including through increasing move-ins and extending residents' average length of stay resulting in increased occupancy).

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

•Improve and grow our senior living portfolio. As we look to return to pre-pandemic results, we intend to (i) exit non-strategic or underperforming owned assets or leases when possible, (ii) expand our footprint and services in core markets where we have, or can achieve, a clear leadership position, and (iii) explore further growth opportunities. Over the longer term, we will also continue to invest in our development capital expenditures program through which we expand, reposition, and redevelop selected existing senior living communities where economically advantageous.

We believe that our successful execution on these strategic priorities and our longer-term growth plans will allow us to achieve our goal to improve profitability and be the first choice in senior living by being the nation’s most trusted and effective senior living provider.

Recent Developments

COVID-19 Pandemic

The COVID-19 pandemic continued to significantly affect our operations during 2022. The health and wellbeing of our residents and associates has been and continues to be our highest priority.

Occupancy and Revenue Recovery

We believe that recovering our occupancy lost due to the pandemic while maintaining rate discipline is critical to turning around our operational losses. During 2020 and, to a lesser degree, 2021, we had in place restrictive measures at many of our communities, including restrictions on visitors and move-ins. From March 2020 through February 2021 we lost 1,330 basis points of weighted average consolidated senior housing occupancy due to the pandemic, resulting in our lowest weighted average occupancy of 69.4% during February 2021. In the aggregate, for the three years ended December 31, 2022, we estimate the pandemic resulted in $1.0 billion of lost resident fee revenue in our consolidated senior housing portfolio and former Health Care Services segment compared to our pre-pandemic expectations, including an estimated $0.4 billion of lost resident fee revenue for the year ended December 31, 2022.

Throughout 2022, we continued to execute on key initiatives to rebuild our occupancy. By December 31, 2022, we had recovered 760 basis points of weighted average consolidated senior housing occupancy, ending with December 2022 occupancy of 77.0%. We also increased our consolidated senior housing RevPOR by 4.5% during 2022 compared to the prior year. During 2023, we intend to continue to focus on rebuilding our occupancy back to, or above, pre-pandemic levels. We cannot predict with reasonable certainty when our occupancy will return to pre-pandemic levels. The table below sets forth our recent consolidated occupancy trend.

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022
Weighted average	83.2%	78.7%	75.3%	72.7%	69.6%	70.5%	72.5%	73.5%	73.4%	74.6%	76.4%	77.1%
Quarter end	82.2%	77.8%	75.0%	71.5%	70.6%	72.6%	74.2%	74.5%	75.0%	76.6%	78.4%	78.1%

	Jan 2022	Feb 2022	Mar 2022	Apr 2022	May 2022	Jun 2022	Jul 2022	Aug 2022	Sep 2022	Oct 2022	Nov 2022	Dec 2022	Jan 2023
Weighted average	73.4%	73.3%	73.6%	73.9%	74.6%	75.2%	75.9%	76.4%	76.9%	77.2%	77.0%	77.0%	76.6%
Month end	74.2%	74.4%	75.0%	75.3%	76.2%	76.6%	77.1%	77.9%	78.4%	78.2%	78.1%	78.1%	77.6%

Reductions to Pandemic-Related Costs

With significantly lower case volumes in 2022, our incremental direct costs to respond to the pandemic were $17.4 million for the year ended December 31, 2022, representing a 63.5% decrease compared to the year ended December 31, 2021. On a cumulative basis, for the three years ended December 31, 2022, we have incurred $190.6 million of facility operating expense for such incremental direct costs to respond to the pandemic. The direct costs include those for: acquisition of additional personal protective equipment, medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers' compensation, and health plan expense; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources.

Government Provided Financial Relief

In the aggregate, government provided financial relief has offset our incremental direct costs to respond to the pandemic and a minor portion of our estimated lost revenue. During the year ended December 31, 2022, we recognized $80.5 million of other operating income for government provided grants and employee retention credits, including $61.1 million of grants from the Public Health and Social Services Emergency Fund ("Provider Relief Fund"). For the three years ended December 31, 2022, we recognized an aggregate of $208.6 million of other operating income for government provided grants and employee retention credits, including pursuant to the Provider Relief Fund. We were eligible to claim employee retention credits for certain of our associates under COVID-related legislation. During the years ended December 31, 2022 and 2021, we recognized $9.4 million and $9.9 million of such employee retention credits within other operating income, respectively. As of December 31, 2022, we had a receivable of approximately $14.7 million for such credits. During the year ended December 31, 2022, we repaid the final amounts of the employer portion of social security payroll taxes deferred pursuant to pandemic-related legislation, and all remaining amounts of our advanced payments under the Accelerated and Advance Payment Program administered by the Centers for Medicare & Medicaid Services ("CMS") were recouped.

We cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on our business, results of operations, cash flow, and liquidity, and our response efforts may delay or negatively impact our strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease; the impact of COVID-19 on the nation's economy and debt and equity markets and the local economies in our markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief; restrictions on visitors and move-ins at our communities as a result of infections at a community or as necessary to comply with regulatory requirements or at the direction of authorities having jurisdiction; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents' and their families' ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan, and other expenses; greater use of contract labor and other premium labor due to COVID-19 and general labor market conditions; the impact of COVID-19 on our ability to complete financings and refinancings of various assets or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements, including the costs of unfunded, mandatory testing of residents and associates and provision of test kits to our health plan participants; increased enforcement actions resulting from COVID-19; government action that may limit our collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.

Macroeconomic Conditions

A confluence of macroeconomic conditions, including an intensely competitive labor environment and higher inflation and interest rates, affected our operations during 2022 and continue to do so.

Labor Pressures

Labor costs comprise approximately two-thirds of our total facility operating expense. We began to experience pressures associated with the intensely competitive labor environment during 2021, which continued throughout 2022. The United States’ unemployment rate remained at or below 4.0% each month during 2022, and more than half of states experienced record low unemployment rates. Labor pressures have resulted in higher-than-typical associate turnover and wage growth, and we have experienced difficulty in filling open positions timely. We have increased our recruiting efforts to fill existing open positions, resulting in increasing the size of our workforce by approximately 4,800 community associates during 2022. We continue to review wage rates in our markets and make competitive adjustments. To cover existing open positions, during 2021 and continuing into 2022, we needed to rely on more expensive premium labor, primarily contract labor and overtime. From its peak in December 2021 to December 2022, we have decreased our monthly contract labor expense by approximately 80%, while maintaining focus on resident satisfaction and high-quality care. We continue to work to reduce our reliance on premium labor.

The labor component of our facility operating expense increased $122.1 million, or 9.6%, during 2022 compared to the prior year. In our same community portfolio, such expense increased 11.0% during 2022 compared to the prior year. These increases primarily resulted from merit and market wage rate adjustments, more hours worked with higher occupancy during the period, and an increase in the use of premium labor, primarily overtime. For 2023, we expect to continue to experience labor cost pressure as a result of the continuing labor conditions previously described and an anticipated increase in hours worked as our occupancy levels grow. Continued increased competition for, or a shortage of, nurses or other associates and general inflationary pressures have required and may require that we enhance our pay and benefits package to compete effectively for such associates.

Inflation

Our non-labor facility operating expense comprises approximately one-third of our total facility operating expense and is subject to inflationary pressures. The United States consumer price index increased 6.5% during 2022, with food and energy prices increasing above 10%. We mitigated a portion of the increase in food costs with the scale benefit of a higher number of residents, along with appropriate product substitution. We mitigated a portion of the rising utility costs through sustainability investments we made in 2022 and recent years, such as lighting retrofits and water consumption projects. Despite our mitigation efforts and with higher occupancy, for 2022 our non-labor facility operating expense increased $57.1 million, or 8.9%, compared to the prior year. In our same community portfolio, such expense increased 9.2% during 2022 compared to the prior year. For 2023, we expect to continue to experience inflationary pressures.

Interest Rates

As of December 31, 2022, we had approximately $1.6 billion of long-term variable rate debt outstanding which is indexed to the London Interbank Offer Rate ("LIBOR") or Secured Overnight Financing Rate ("SOFR"), plus a weighted average margin of approximately 230 basis points. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in LIBOR or SOFR. The LIBOR and SOFR steadily increased throughout 2022, ending the year more than 400 basis points higher than year-end 2021. Approximately 92% of our long-term variable rate debt is subject to interest rate cap or swap agreements, which had a weighted average fixed interest rate of 4.14% and a weighted average remaining term of 1.2 years as of December 31, 2022. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements. For the year ended December 31, 2022, our debt interest expense increased $16.5 million, or 11.6%, compared to the prior year, substantially all due to an increase in our interest expense associated with our long-term variable rate debt. Interest earned on our cash, cash equivalents, and marketable securities partially offset such increased interest expense.

Resident Fee Increases

The rates we charge our residents are highly dependent on local market conditions and the competitive environment in which the communities operate. As the senior living industry rebuilds occupancy lost due to the pandemic, we continue to experience a highly competitive environment for new residents.
Generally, we have increased our monthly rates, including rates for care and other services, for private pay residents on an annual basis beginning January 1 each year. We made the annual rate adjustment effective January 1, 2022 for our in-place private pay residents, which was higher than our typical annual rate adjustment and resulted in a 4.5% net increase in same community RevPOR for 2022 compared to 2021.

We have recently made the annual rate adjustment effective January 1, 2023 for our in-place private pay residents. The increase was again higher than our typical annual rate adjustment in order to help offset our recent increased costs as a result of labor pressures, high inflation, and increased interest rates previously described. As a result of rate and occupancy increases, consolidated RevPAR for January 2023 increased approximately 13% compared to January 2022. Due to the competitive environment for new residents in our recovering industry, the higher rate adjustment could slow our occupancy recovery progress or result in a decrease in occupancy in our communities. Any use of promotional or other discounting would offset a portion of such rate adjustments in our RevPAR and RevPOR results. In addition, the rate adjustment may not be sufficient to offset our increased costs.

The Senior Living Industry

The senior living industry has undergone dramatic growth in the past several decades, marked by the emergence of assisted living communities in the mid-1990s, and it remains highly fragmented with numerous local and regional operators. According to data from the National Investment Center for the Seniors Housing & Care Industry ("NIC"), there were approximately 2,500 local and regional senior housing operators as of December 31, 2022, of which approximately 90% operated five or fewer communities. We are one of a limited number of large operators that provide a broad range of community locations and service level offerings at varying price levels.

The industry has attracted additional investment in the last decade resulting in increased construction and development of new senior housing supply. New community openings have subjected the senior housing industry to oversupply and increased competitive pressures. Data from NIC shows that industry occupancy began to decrease starting in 2016 as a result of new openings and oversupply. We have experienced an elevated rate of competitive new openings, with significant new competition opening in many markets, which has adversely affected our occupancy, revenues, results of operations, and cash flow. Competitive new openings continue to affect certain locations, but have declined significantly from the peak in 2017 and more recently have been impacted by the pandemic and the macroeconomic factors discussed above.

Beginning in early 2020, the COVID-19 pandemic resulted in additional occupancy pressure for our industry. NIC data shows that senior housing occupancy decreased for four consecutive quarters between March 31, 2020 and March 31, 2021, with nearly all markets falling to record low occupancy by the first quarter of 2021. We cannot predict with reasonable certainty when the senior housing industry occupancy rate will return to pre-pandemic levels or the extent to which the pandemic’s effect on demand may adversely affect the amount of resident fees we are able to collect from our residents.

The primary market of the senior living industry is individuals age 80 and older. Due to demographic trends, and continuing advances in science, nutrition, and healthcare, the senior population will continue to grow. U.S. Census projections suggest that there will be over one million new potential residents per year for the rest of the decade, and we believe that demand for senior care will increase as a result.

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

We continue to address new competition by focusing on operations with the objective to ensure high customer satisfaction, retain key leadership, and actively engage regional management in community operations; enhancing our local and national marketing and public relations efforts; and evaluating current community position relative to competition and repositioning if necessary (e.g., services, amenities, programming, and price). Like other companies, our financial results may be negatively impacted by increasing salaries, wages, and benefits costs for our associates, particularly if such costs cannot be covered by implementing price increases. Higher costs of food, utilities, equipment and supplies, insurance, real estate taxes, and interest rates may also have a negative impact on our financial results.

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

Competition

The senior living industry is highly competitive. We compete with numerous organizations, including not-for-profit entities, that offer similar communities and services, community-based service programs, retirement communities, convalescent centers, and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living, assisted living, and memory care sectors of the senior living industry are not substantial. Consequently, we may encounter competition that could limit our ability to attract and retain residents and associates, raise or maintain resident fees, and expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations, and cash flows. Due to the industry's lower than pre-pandemic occupancy levels, certain competitors may price aggressively in order to capture market share. Our major senior housing competitors include Atria Senior Living Inc., Life Care Services, LLC, Sunrise Senior Living, LLC, Erickson Senior Living, AlerisLife Inc., and multiple regional providers with large localized market presence, as well as a large number of not-for-profit entities.

Over the long term we plan to evaluate and, where opportunities arise, pursue development, investment, and acquisition opportunities. The market for acquiring and/or operating senior living communities is highly competitive, and some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. In addition, several publicly-traded and non-traded real estate investment trusts ("REITs") and private equity firms have similar objectives as we do, along with greater financial resources and/or lower costs of capital than we are able to obtain. Partially as a result of tax law changes enacted through REIT Investment Diversification and Empowerment Act ("RIDEA"), we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties, the largest of which are Ventas, Inc. ("Ventas") and Welltower Inc. Additionally, such REITs may have the ability to directly compete in the management of certain independent living facilities as a result of recent IRS rulings.

Our History

Brookdale Senior Living Inc. was formed as a Delaware corporation in June 2005 for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc. and Alterra Healthcare Corporation, which had been operating independently since 1986 and 1981, respectively. On November 22, 2005, we completed our initial public offering of common stock, and on July 25, 2006, we acquired American Retirement Corporation, another leading senior living provider that had been operating independently since 1978. On September 1, 2011, we completed the acquisition of Horizon Bay, which was the then-ninth largest operator of senior living communities in the United States. On July 31, 2014, we completed our acquisition of Emeritus Corporation through a merger, which was the then-second largest operator of senior living communities in the United States. Since our acquisition of Emeritus, we have disposed of over 350 communities through sales of owned communities and terminations of triple-net lease obligations, and exited substantially all of our senior living unconsolidated venture arrangements. On July 1, 2021, we completed the sale of 80% of our equity in our Health Care Services segment to HCA Healthcare, Inc. ("HCA Healthcare") and retained a 20% equity interest in the venture with HCA Healthcare ("HCS Venture").

Segments

As of December 31, 2022, we had three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy, and allocating capital resources.

Communities that we own or lease are included in the Independent Living, Assisted Living and Memory Care, or CCRCs segment, as applicable. Communities that we manage on behalf of others are included in the All Other category. The table below shows the number of communities and units within each of our senior housing segments and the All Other category as of December 31, 2022.

	Communities	Units	% of Total Units	Average Number of Units per Community
Independent Living	68	12,569	22.1%	185
Assisted Living and Memory Care	554	34,407	60.5%	62
CCRCs	19	5,191	9.1%	273
All Other	32	4,725	8.3%	148
Total	673	56,892	100.0%	85

For the year ended December 31, 2022, we generated 93.5% of our resident fee revenue from private pay customers, 5.1% from government reimbursement programs (primarily Medicaid and Medicare) and 1.4% from other payor sources. Our owned communities generated 58.4% of our resident fee revenue and our leased communities generated 41.6% of our resident fee revenue. The table below shows the percentage of our resident fee and management fee revenue attributable to each of our segments or All Other category for the year ended December 31, 2022.

(in thousands)	Resident Fee and Management Fee Revenue	% of Total
Independent Living	$507,793	19.5%
Assisted Living and Memory Care	1,755,092	67.6%
CCRCs	322,644	12.4%
All Other	12,020	0.5%
Total resident fee and management fee revenue	$2,597,549	100.0%

Further operating results and financial metrics from our three reportable segments are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 21 to our consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

Our Community Offerings

We offer a variety of senior living communities in locations across the United States. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities. The majority of our units are organized in campus-like settings or stand-alone communities offering multiple service levels.

Independent Living Communities

Our independent living communities are primarily designed for middle to upper income seniors who desire to live in a residential setting that feels like home, without the efforts of ownership. Some of our independent living residents choose to relocate to a community in a metropolitan area that is closer to their adult children. The majority of our independent living communities consist of both independent and assisted living units in a single community, which allows residents to age-in-place by providing them with a broad continuum of senior independent and assisted living services to accommodate their changing needs. While the number varies depending upon the particular community, as of December 31, 2022 approximately 80% of all of the units at our independent living communities were independent living units, with the balance of the units operating as licensed assisted living and memory care units.

Our independent living communities are generally large multi-story buildings with extensive common areas and amenities to support the lifestyle preferences of more independent seniors. Residents may choose from studio, one-bedroom, and two-bedroom units, depending upon the specific community. Each independent living community provides residents with basic services such as dining service options, an emergency alert system, housekeeping, education and wellness programs, and recreational activities. Most of these communities also offer (either directly or through access to third-party service providers) custom tailored concierge and personal assistance/private duty services at an additional charge, which may include medication reminders, daily check-in, transportation, shopping, escort, and companion services.

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

We also provide memory care services at freestanding memory care communities that are specifically designed for residents with dementia, including Alzheimer's disease and other forms of cognitive impairment. Our freestanding memory care communities average 39 units and some are part of a campus-like setting which includes a freestanding assisted living community. As of December 31, 2022, we provide memory care services at 339 of our communities, aggregating 8,996 memory care units across our segments. These communities include 108 freestanding memory care communities with 4,203 units included in our Assisted Living and Memory Care segment.

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

Management Services

As of December 31, 2022, we managed a total of 32 communities (4,725 units) on behalf of others, which represented approximately 8% of our senior housing capacity. Under our management arrangements, we receive management fees, which are generally determined by an agreed upon percentage of gross revenues (as defined in the management arrangement), as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners.

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

•Geographically diverse, high-quality, purpose-built communities. As of December 31, 2022, we operated a nationwide base of 673 communities in 41 states.

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

Quality Assurance

We maintain quality assurance programs at each of our communities overseen by our corporate and regional associates. Our quality assurance programs are designed to achieve a high degree of resident and family member satisfaction through the care and services that we provide and we have continued to transform our efforts throughout the pandemic through collaboration with our vendors and a combination of remote and in-person visits. Our quality control measures include, among other things, community inspections conducted by corporate associates on a regular basis. These inspections cover the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of associates; quality of resident care (including assisted living services and nursing care); the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations. Our quality control measures also include the survey of residents and family members on a regular basis to monitor their perception of the quality of services we provide to residents.

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

Human Capital Resources

Our Associates

We are dedicated to enriching the lives of those we serve with compassion, respect, excellence, and integrity. We know that our success is dependent on attracting, engaging, developing, and retaining the best associates. As of December 31, 2022, we employed approximately 36,000 associates, 70% of whom were full-time. Approximately 1,400 corporate and regional associates support our community-based associates. As of December 31, 2022, approximately 80% of our associates are women, who comprise approximately 70% of the leadership roles at our communities and corporate offices. Approximately 60% of our associates and 15% of individuals in our leadership roles are people of color.

During 2022, we continued to experience pressures associated with the intensely competitive labor environment. We seek to ensure that our communities are staffed with full and part-time associates. In 2022, we have focused on increasing our net hires in order to decrease our use of more expensive premium labor to cover existing open positions and, as a result, we increased the number of community associates by approximately 4,800 during 2022. We have continued to diversify and optimize our recruiting efforts to fill open positions, reviewed wage rates in our markets, made adjustments, and we will monitor to remain competitive.

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

In 2022, we launched our first six-month long development program focused on identifying a diverse mix of associates interested in an Executive Director career path. Nearly 50% of the program participants identify as people of color. This program helps equip future leaders with the skills they need to advance their career with Brookdale. We intend to further expand the program in 2023.

Talent Acquisition, Development, and Retention

We want to attract people who want to do challenging yet rewarding work and who want to make a difference in the lives of others. We want our associates to feel valued, to find purpose and meaning in their work, and to know they make an impact that stretches beyond the walls of the communities and offices. In order to attract high quality talent, we offer competitive wages and benefits as well as opportunities to grow a career at Brookdale through education, training, and on-the-job development experiences.

Recruitment strategies

In order to attract people who want the chance to be a part of something bigger than themselves, we use a variety of strategies to attract and hire diverse talent to our organization. To support hiring managers in our communities, we partnered with our vendors to continue to optimize our recruiting technologies in order to simplify and enhance local sourcing and recruiting processes. We also increased the number of market-based recruiters to provide additional hiring support for our community-based roles. We implemented processes to support recruiting from military settings. Additionally, we continue to post to and source from job sites created for under-represented groups to expand our pipeline of candidates.

Development

We offer learning opportunities for our associates when they join Brookdale and throughout their careers to better serve our residents and to grow their career. Our Brookdale University provides training and leadership development for leaders across the organization. Our learning and development programs were recognized in 2022 when Brookdale was named, for the third year in a row, one of the elite Training APEX Awards winners by Training magazine.

In 2022, we began offering an advanced fees program to assist associates interested in becoming a Certified Nursing Assistant ("CNA") or Medication Technician. Associates who qualify can have their training fees paid for, in advance, to achieve certification in these areas. This initiative helps remove the cost barrier for those who are interested in a CNA or Medication Technician career with Brookdale.

Retention

We believe the performance of our individual communities and of our company as a whole are correlated to retention of our key community leaders and our corporate and regional associates. Our 2022 annual incentive plan included the strategic objectives of retaining key community leadership (Executive Directors, Health and Wellness Directors, and Sales Directors) at our same community portfolio and retaining our corporate and regional associates. For the year ended December 31, 2022, our retention of key community leaders in our same community portfolio was 62%, and our retention of corporate and regional associates was 82%. We also believe that it is important to hear from our associates as a way to engage and retain them. To that end, in 2022, we conducted engagement pulse surveys for specific populations to focus on certain actions to engage and retain them.

Total Rewards

To attract and retain the best associates, we offer a competitive total rewards program, which we believe is an important aspect of our overall compensation. Both full-time and part-time associates are offered benefits, including a 401(k) retirement savings plan with the opportunity for matching contributions, as well as medical, dental, and other types of insurance. In 2022, approximately half of our eligible full-time associates participated in our medical plans.

We also know maintaining overall well-being is important, which is why we offer benefits to cover a spectrum of needs. For example, full-time associates enrolled in one of our medical plans can receive a wellness incentive for completing their annual physical. Associates enrolled in a Brookdale medical plan are also eligible to participate in a free coach-led digital program for chronic back, knee, or hip pain. They also are able to use a mobile phone application to help individuals process and cope with life’s challenges, for free. Brookdale also recognizes the importance of financial wellbeing, which is why we offer access to a financial wellness program for all associates.

Industry Regulation

The regulatory environment surrounding the senior living industry continues to intensify in the number and type of laws and regulations affecting it. Federal, state, and local officials are increasingly focusing their efforts on enforcement of these laws and regulations. This is particularly true for large for-profit, multi-community providers like us. Some of the laws and regulations that impact our industry include: state and local laws impacting licensure, protecting consumers against unfair and deceptive trade practices, and generally affecting the communities' management of property and equipment and how we otherwise conduct our operations, such as fire, health, safety, and privacy laws and regulations; federal and state laws governing Medicare and Medicaid, which regulate allowable costs, pricing, quality of services, quality of care, food service, resident rights (including abuse and neglect) and fraud; federal and state residents' rights statutes and regulations; anti-kickback and physician self-referral ("Stark") laws; safety and health standards set by the Occupational Safety and Health Administration; and federal, state, and local employment-related laws and regulations. We are unable to predict the future course of federal, state, and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on our business.

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

Unannounced surveys or inspections may occur annually, bi-or tri-annually, or following a regulator's receipt of a complaint about a provider. From time to time in the ordinary course of business, we receive survey reports from state or federal regulatory bodies citing deficiencies resulting from such inspections or surveys. Most inspection deficiencies are resolved through a plan of corrective action relating to the community's operations, but the reviewing agency may have the authority to take further action against a licensed or certified community, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions or denial of payment for admissions, loss of certification as a provider under federal and/or state reimbursement programs, or imposition of other sanctions, including criminal penalties. Loss, suspension, or modification of a license may also cause us to default under our debt and lease documents and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the providers' or facilities' history of compliance. In addition, states' Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living and memory care communities even if the community or any of its residents do not receive federal or state funds. We may also expend considerable resources to respond to federal and state investigations or other enforcement action under applicable laws or regulations (including investigations and actions by state Attorneys General and other state and local authorities). To date, none of the deficiency reports received by us has resulted in a suspension, fine, or other disposition that has had a material adverse effect on our revenues, results of operations, or cash flows. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole.

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

We are subject to federal and state laws designed to protect the confidentiality of patient health information. The United States Department of Health and Human Services has issued rules pursuant to HIPAA relating to the privacy of such information. Rules that became effective in 2003 govern our use and disclosure of health information at certain HIPAA covered communities. We established procedures to comply with HIPAA privacy requirements at these communities. We were required to be in compliance with the HIPAA rule establishing administrative, physical, and technical security standards for health information by 2005. To the best of our knowledge, we are in compliance with these rules. In addition, states have begun to enact more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency. For example, the California Consumer Privacy Act became effective in 2020 and the California Privacy Rights Act, Colorado Privacy Act, and Virginia Consumer Data Protection Act are effective in 2023. We expect additional federal and state legislative and regulatory efforts to regulate consumer privacy protection in the future. These legislative and regulatory developments will impact the design and operation of our business and our privacy and security efforts.

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

Medicare and Medicaid Programs

Reimbursements from Medicare and Medicaid represented 1.8% and 3.3%, respectively, of our consolidated resident fee revenue for the year ended December 31, 2022. Medicare and Medicaid reimbursements represented 18.0% of our CCRCs segment's resident fee revenue during such period.

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

Reimbursement levels under the Medicare and Medicaid programs may not remain at levels comparable to present levels or may not be sufficient to cover the costs allocable to patients eligible for reimbursement. Medicare reimbursement for skilled nursing services is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates.

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

Available Information

Information regarding our community and service offerings can be found at our website, www.brookdale.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC, at the following address: www.brookdaleinvestors.com. The information within, or that can be accessed through, our website addresses is not part of this report.

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

The pandemic, including the response efforts of federal, state, and local government authorities, businesses, individuals, and us, has adversely impacted our business, results of operations, cash flow, and liquidity. We expect this adverse impact to continue into 2023. We cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on our business, results of operations, cash flow, liquidity, and stock price, and such impacts may be material and persist for some time. Further, our response efforts may delay or negatively impact our strategic initiatives, including plans for future growth.

Due to the average age and prevalence of chronic medical conditions among our residents, they generally are at disproportionately higher risk of becoming severely ill from COVID-19. Upon confirmation of positive COVID-19 exposure at a community, we take actions intended to minimize further exposure, including enhanced personal protection protocols, temporarily isolating residents or finding placement in an alternate care setting to best address their care needs, and in some cases, restricting new resident admissions as directed by authorities having jurisdiction. We may also restrict visitors at our communities, screen associates and permitted visitors, suspend group outings or programming, and modify communal dining as necessary to comply with regulatory requirements or at the direction of authorities having jurisdiction. We may revert to more restrictive measures at our communities, including restrictions on visitors and move-ins as a result of infections at a community, as necessary to comply with regulatory requirements, or at the direction of authorities having jurisdiction.

We believe potential residents and their families have been more cautious, or temporarily delayed their decision, regarding moving into senior living communities during the pandemic, and such caution may persist for some time. From March 2020 through February 2021, we lost 1,330 basis points of weighted average consolidated senior housing occupancy. We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic. By December 31, 2022, we had recovered 760 basis points of weighted average consolidated senior housing occupancy. We cannot predict with reasonable certainty when our occupancy will return to pre-COVID-19 pandemic levels or the extent to which the pandemic’s effect on occupancy may adversely affect the amount of resident fees we are able to collect from our residents. Our efforts to adapt our sales and marketing efforts to meet demand may not be successful. In addition, expanded use of telemedicine and home healthcare by seniors, for which regulatory barriers have been relaxed during the pandemic, may result in less demand for our services.

In the aggregate, for the three years ended December 31, 2022, we estimate the pandemic resulted in $1.0 billion of lost resident fee revenue in our consolidated senior housing portfolio and former Health Care Services segment compared to our pre-pandemic expectations, including an estimated $0.4 billion of lost resident fee revenue for the year ended December 31, 2022. In the aggregate, for the three years ended December 31, 2022, we have incurred $190.6 million of facility operating expense for incremental direct costs to respond to the pandemic, including $17.4 million for the year ended December 31, 2022. The direct costs include those for: acquisition of additional personal protective equipment, medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers' compensation, and health plan expense; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources. We are not able to reasonably predict the total amount of costs we will incur related to the pandemic, and such costs may continue to be substantial. We have taken, and may take in future periods, significant impairment charges related to COVID-19 due to lower than expected operating performance at communities.

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

The ultimate impacts of COVID-19 on our business, results of operations, cash flow, liquidity, and stock price will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief; restrictions on visitors and move-ins at our communities as a result of infections at a community or as necessary to comply with regulatory requirements or at the direction of authorities having jurisdiction; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan, and other expenses; greater use of contract labor and other premium labor due to COVID-19 and general labor market conditions; the impact of COVID-19 on our ability to complete financings and refinancings of various assets or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements, including the costs of unfunded, mandatory testing of residents and associates and provision of test kits to our health plan participants; increased enforcement actions resulting from COVID-19; government action that may limit our collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.

Business, Operations, and Strategy

Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford our resident fees (including downturns in the economy, housing market, consumer confidence, or the equity markets, increased inflation, and unemployment among resident family members) could cause our occupancy, revenues, results of operations, and cash flow to decline.

Costs to seniors associated with independent living, assisted living, and memory care communities are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. For the year ended December 31, 2022, we generated 93.5% of our consolidated resident fee revenue from private pay customers. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our communities are located typically can afford to pay our monthly resident fees. Economic downturns, increased inflation, softness in the housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility, and changes in demographics could adversely affect the ability of seniors to afford our resident fees. If we are unable to retain and attract seniors with sufficient income, assets, or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our occupancy, revenues, results of operations, and cash flow could decline. We have recently made the annual rate adjustment effective January 1, 2023 for our in-place private pay residents. The increase was higher than our typical annual rate adjustment in order to help offset our recent increased costs as a result of labor pressures, high inflation, and increased interest rates. Due to the competitive environment for new residents in our recovering industry, the higher rate adjustment could slow our occupancy recovery progress or result in a decrease in occupancy in our communities. Any use of promotional or other discounting would offset a portion of such rate adjustments in our RevPAR and RevPOR results. In addition, the rate adjustment may not be sufficient to offset our increased costs. The higher rate increase we implemented in January 2023 (and any rate increases that we implement in future years) could also result in a higher amount of attrition among our residents, which could negatively impact our occupancy, revenues, results of operations and cash flows.

Changes in the reimbursement rates, methods, or timing of payment from government reimbursement programs could adversely affect our revenues, results of operations, and cash flow.

We rely on reimbursement from government programs for a portion of our revenues, primarily in our CCRCs segment. For the year ended December 31, 2022, Medicare and Medicaid reimbursements represented 18.0% of our CCRCs segment’s resident fee revenue and 5.1% of our consolidated resident fee revenue. We cannot provide assurance that reimbursement levels will not decrease in the future, which could adversely affect our revenues, results of operations, and cash flow. Government efforts to reduce medical spending, along with broader healthcare reform, could result in major changes in the healthcare delivery and reimbursement systems on both the national and state levels, including a reduction in funds available for our services or increases in our operating costs. Such reimbursement levels may not remain at levels comparable to present levels or may not be sufficient to cover the costs allocable to patients eligible for reimbursement.

Senior housing construction and development, lower industry occupancy, and increased competition, may have an adverse effect on our occupancy, revenues, results of operations, and cash flow.

The senior living industry is highly competitive. We compete with numerous organizations, including not-for-profit entities, that offer similar communities and services, community-based service programs, retirement communities, convalescent centers, and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living, assisted living, and memory care sectors of the senior living industry are not substantial. The industry has attracted additional investment resulting in increased construction and development of new senior housing supply over the last several years. In addition, the COVID-19 pandemic has resulted in additional occupancy pressure for our industry, and industry data shows that nearly all markets had fallen to record low occupancy by the first quarter of 2021. While the industry recovers occupancy, certain competitors may price aggressively in order to capture market share. Consequently, we may encounter competition that could limit our ability to attract and retain residents and associates, raise or maintain resident fees, and expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations, and cash flow.

The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes, acts of nature, or the effects of climate change in those areas, which could negatively impact our financial condition, revenues, results of operations, and cash flow.

We have a high concentration of communities in various geographic areas, including the states of California, Florida, and Texas. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental regulations, acts of nature, and other factors that may result in a decrease in demand for senior living services in these areas could have an adverse effect on our financial condition, revenues, results of operations, and cash flow. Given the location of our communities, we are particularly susceptible to revenue loss, cost increase, or damage caused by severe weather conditions including winter storms or natural disasters such as hurricanes, wildfires, earthquakes, or tornados. Any significant loss due to such an event may not be covered by insurance and may lead to an increase in the cost of insurance or unavailability on acceptable terms. Climate change may also have effects on our business by increasing the cost of property insurance or making coverage unavailable on acceptable terms. To the extent that significant changes in the climate occur in areas where our communities are located, we may experience increased frequency of severe weather conditions or natural disasters or other changes to weather patterns, all of which may result in physical damage to or a decrease in demand for properties affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition, revenues, results of operations, or cash flow may be adversely affected. In addition, government regulation intended to mitigate the impact of climate change, severe weather patterns, or natural disasters could result in additional required capital expenditures to comply with such regulation without a corresponding increase in our revenues.

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

Our planned full-year 2023 non-development capital expenditures include maintenance, renovations, upgrades, and other major building infrastructure projects for our communities. Such projects may be needed to ensure that our communities are in appropriate physical condition to support our strategy and to protect the value of our community portfolio.

Our capital projects are in various stages of planning and development and are subject to a number of factors over which we may have little or no control. These factors include work restrictions at our communities due to COVID-19, the necessity of arranging separate leases, mortgage loans, or other financings to provide the capital required to complete these projects; difficulties or delays in obtaining zoning, land use, building, occupancy, licensing, certificate of need, and other required governmental permits and approvals; failure to complete construction of the projects on budget and on schedule; failure of third-party contractors and subcontractors to perform under their contracts; shortages of labor or materials that could delay projects or make them more expensive (including due to supply chain disruptions); adverse weather conditions that could delay completion of projects; increased costs resulting from general economic conditions or increases in the cost of materials or labor

(including as a result of inflation and general labor market conditions); and increased costs as a result of changes in laws and regulations.

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

In the near term, we expect to close on the disposition of one owned community planned for sale. Over the longer term, we may dispose of owned or leased communities through asset sales and lease terminations and expirations. The closings of any such transactions, or those that we identify in the future, generally are or will be subject to closing conditions, which may include the receipt of regulatory approvals, and we cannot provide assurance that any such transactions will close or, if they do, when the actual closings will occur. The sales price for pending or future dispositions may not meet our expectations due to the underlying performance of such communities or conditions beyond our control, and we may be required to take impairment charges in connection with such sales if the carrying amounts of such assets exceed the proposed sales prices, which could adversely affect our financial condition and results of operations. Further, we cannot provide assurance that we will be successful in identifying and pursuing disposition opportunities on terms that are acceptable to us, or at all. We may be required to pay significant amounts to restructure or terminate leases and we may be required to take charges in connection with such activity, which could adversely affect our financial condition and results of operations.

Completion of the dispositions of communities through sales or lease terminations, or the termination of our management arrangements, including pending transactions and those we enter into in the future, would result in reductions to our revenue and may negatively impact our results of operations and cash flow. Further, if we are unable to reduce our general and administrative expense with respect to completed dispositions or management arrangement terminations in accordance with our expectations, we may not realize the expected benefits of such transactions, which could negatively impact our anticipated results of operations and cash flow.

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

As of December 31, 2022, we had outstanding $3.6 billion principal amount of mortgage financing, $230.0 million of 2.00% convertible senior notes due 2026, $25.6 million principal amount of the senior amortizing notes component of tangible equity units, and $86.5 million letters of credit. If we are unable to extend or refinance our indebtedness prior to scheduled maturity dates, our liquidity and financial condition could be adversely impacted. Even if we are able to extend or refinance our maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

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

The amount of mortgage financing available for our communities is generally dependent on their appraised values and performance. Decreases in the appraised values of our communities, including due to adverse changes in real estate market conditions, or their performance, has resulted, and could continue to result, in available mortgage refinancing amounts that are less than the communities' maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. Due to lower operating performance for certain of our communities resulting from the COVID-19 pandemic, during 2021 and 2022 we sought and obtained non-agency mortgage financings to partially refinance maturing Freddie Mac and Fannie Mae indebtedness. We cannot provide assurance that such non-agency mortgage financing will continue to be available as an alternative to Fannie Mae and Freddie Mac financing. We have completed the refinancing of all of our debt maturities due in 2023, except for $29.7 million of mortgage debt secured by an asset planned for sale. Our inability to obtain refinancing proceeds sufficient to cover 2024 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us. In addition, the closing of the planned sale transaction is subject to the satisfaction of various closing conditions, including the receipt of regulatory approvals. There can be no assurance that the transaction will close or, if it does, when the actual closing will occur.

Disruptions or prolonged downturns in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital, including through the issuance of common stock. Disruptions in the financial markets could have an adverse effect on our business. If we are not able to obtain additional financing on favorable terms, we also may have to forgo, delay, or abandon some or all of our planned capital expenditures, any potential lease restructuring opportunities that we identify, or investments to support our strategy, which could adversely affect our revenues, results of operations, and cash flow.

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

Certain of our debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity, as calculated in accordance with generally accepted accounting principles in the United States ("GAAP"), and in certain circumstances, reduced by intangible assets or liabilities or increased by deferred gains from sale-leaseback transactions and deferred entrance fee revenue. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date and a requirement contained in certain of our lease documents for us to maintain stockholders' equity of at least $400.0 million at each quarter-end determination date. As of December 31, 2022, our liquidity and our stockholders' equity were $452.6 million and $582.6 million, respectively.

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

Our leases generally provide for renewal or extension options and, in certain cases, purchase options. We expect to renew, extend, or exercise purchase options with respect to certain leases in the normal course of business; however, there can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such rights. The terms of any such purchase options that are based on fair market value are inherently uncertain and could be unacceptable or unfavorable to us depending on the circumstances at the time of exercise. If we are not able to renew or extend our existing leases, or purchase the communities subject to such leases, at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, results of operations, and cash flow could be adversely affected.

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

The interest rates for a majority of our variable-rate debt obligations are calculated based on LIBOR plus a spread, and our interest rate cap agreements generally are indexed to LIBOR. The administrator of LIBOR intends to phase out the LIBOR tenors by June 30, 2023. Substantially all of our variable-rate debt agreements indexed to LIBOR provide that the lender may choose an alternative index based on comparable information, and our interest rate cap agreements provide that the calculation agent may choose an alternative index. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will evolve by the applicable phase-out dates, or whether alternative and comparable index rates will be established and adopted by our lenders and other financial institutions. While we believe the transition away from LIBOR will be substantially rate neutral, uncertainties or volatility regarding the calculation of interest rates on our variable-rate debt obligations while LIBOR is being phased out could adversely affect our results of operations and cash flow.

We may need additional capital to fund our operations, capital expenditure plans, and strategic priorities, and we may not be able to obtain it on terms acceptable to us, or at all.

Funding our capital expenditure plans, pursuing any acquisition, investment, development, or potential lease restructuring opportunities that we identify, or funding investments to support our strategy may require additional capital. Financing may not be available to us or may be available to us only on terms that are not favorable. In addition, certain of our outstanding indebtedness and long-term leases restrict, among other things, our (or our subsidiaries') ability to incur additional debt. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon some or all of our plans or opportunities. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences, or privileges senior to those of our common stock.

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

Our success depends on our ability to attract and retain qualified management and other associates who are responsible for the day-to-day operations of each of our communities. We compete with various healthcare service providers, other senior living providers, and hospitality and food services companies in attracting and retaining qualified associates. If we fail to attract and retain qualified associates, our ability to conduct our business operations effectively, our overall operating results, and cash flow could be harmed. During 2021 and 2022, we experienced pressures associated with the intensely competitive labor environment, including increased associate turnover and difficulty in filling open positions timely. Continued increased competition for, or a shortage of, nurses or other associates, including due to the COVID-19 pandemic, general labor market conditions, low levels of unemployment, or general inflationary pressures, have required and may require that we enhance our pay and benefits package to compete effectively for such associates. In addition, we have experienced and may continue to experience wage pressures due to minimum wage and minimum salary threshold increases mandated by state and local laws. Due to the intensively competitive labor market, our use of more expensive premium labor, primarily contract labor and overtime, to cover existing open positions increased during 2021 and remained elevated in 2022. Third-party staffing agencies from which we source contract labor have increased the rates they charge which has resulted in, and may further result in, increases in the cost of contract labor. If we are unable to fill open positions timely, our reliance on premium labor may continue or increase. Increases in wages and our increased use of premium labor would result in higher operating costs, and we may not be able to offset the added costs by increasing the rates we charge to our residents or our service charges, which would negatively impact our results of operations and cash flow.

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

Significant legal actions and liability claims against us, including putative class action complaints, could subject us to increased operating costs and substantial uninsured liabilities, which may adversely affect our financial condition and results of operations.

We have been and are currently involved in litigation and claims incidental to the conduct of our business, which we believe are generally comparable to other companies in the senior living and healthcare industries, including, but not limited to, putative class action claims from time to time regarding staffing at our communities and compliance with consumer protection laws and the Americans with Disabilities Act. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. As a result, we maintain general liability, professional liability, and other insurance policies in amounts and with coverage and deductibles we believe are appropriate, based on the nature and risks of our business, historical experience, availability, and industry standards. Our current policies provide for deductibles for each claim and contain various exclusions from coverage. We use our wholly-owned captive insurance company for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs. Accordingly, we are, in effect, self-insured for claims that are less than the deductible amounts, for claims that exceed the funding level of our wholly-owned captive insurance company, and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits. If we experience a greater number of losses than we anticipate, or if certain claims are not covered by insurance, our results of operations and financial condition could be adversely affected.

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

The intensified regulatory and enforcement environment impacts providers like us because of the increase in the number of inspections or surveys by governmental authorities and consequent citations for failure to comply with regulatory requirements. We also expend considerable resources to respond to federal and state investigations or other enforcement action. From time to time in the ordinary course of business, we receive survey reports from state or federal regulatory bodies citing deficiencies resulting from such inspections or surveys. Although most inspection deficiencies are resolved through a plan of corrective action, the reviewing agency may have the authority to take further action against a licensed or certified community, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions or denial of payment for admissions, loss of certification as a provider under federal reimbursement programs, or imposition of other sanctions, including criminal penalties. Furthermore, certain states may allow citations in one community to impact other communities in the state. Revocation or suspension of a license, or a citation, at a given community could therefore impact our ability to obtain new licenses or to renew existing licenses at other communities, which may also cause us to default under our debt and lease documents and/or trigger cross-defaults. The failure to comply with applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole.

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

General economic conditions, such as inflation, the consumer price index, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits and insurance, interest rates, and tax rates, affect our facility operating, facility lease, general and administrative and other expenses, and we have no control or limited ability to control such factors. Current global economic conditions and uncertainties, including due to the COVID-19 pandemic, the potential for failures or realignments of financial institutions, and the related impact on available credit may affect us and our business partners, landlords, counterparties, and residents or prospective residents in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk that certain of our business partners, landlords, or counterparties would be unable to fulfill their obligations to us, and other impacts which we are unable to fully anticipate. In addition to the impact of the COVID-19 pandemic on our occupancy, seasonal contagious illnesses such as cold and flu, which typically more severely impact seniors than the general population may negatively affect our occupancy. The continued COVID-19 pandemic, severe cold and flu season, or an outbreak of other contagious disease in the markets in which we operate could result in a regulatory ban on admissions, decreased occupancy, and otherwise adversely affect our business.

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

In the future, we may attempt to increase our capital resources by offering additional debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible securities, series of preferred shares, or shares of our common stock. Upon liquidation, holders of our debt securities and preferred stock, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our common stock. We may issue all of the shares of our common stock that are authorized but unissued (and not otherwise reserved for issuance under our stock incentive plan or purchase plans, outstanding warrants, outstanding convertible senior notes, or outstanding tangible equity units) without any action or approval by our stockholders. Additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock, or both. Shares of our preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their shareholdings in us.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Communities

As of December 31, 2022, we operated and managed 673 communities across 41 states, with the capacity to serve over 60,000 residents. As of December 31, 2022, we owned 346 communities, leased 295 communities, and managed 32 communities on behalf of others. As of December 31, 2022, 87% of our owned communities are subject to mortgages. The following table sets forth certain information regarding our owned, leased, and managed communities as of December 31, 2022, or, for occupancy, represents the weighted average occupancy for the month of December 2022.

		Number of Communities
State	Units	Owned	Leased	Managed	Total
Texas	8,018	56	19	11	86
Florida	6,083	43	29	—	72
California	5,214	27	15	2	44
North Carolina	3,401	7	50	—	57
Colorado	3,367	13	11	5	29
Ohio	2,887	15	14	6	35
Illinois	2,816	3	9	1	13
Washington	2,705	13	18	—	31
Arizona	2,054	17	9	—	26
Oregon	1,805	12	11	—	23
Michigan	1,678	9	22	—	31
Tennessee	1,506	16	6	1	23
New York	1,498	10	9	2	21
Kansas	1,117	8	10	—	18
New Jersey	1,024	7	5	—	12
Virginia	964	7	3	—	10
Massachusetts	899	3	3	—	6
Pennsylvania	766	7	3	—	10
Alabama	732	4	—	—	4
Oklahoma	688	3	15	—	18
Georgia	656	8	—	—	8
South Carolina	611	4	6	1	11
Louisiana	606	6	—	1	7
Connecticut	590	2	3	—	5
Idaho	548	6	1	—	7
Minnesota	538	—	12	—	12
Wisconsin	485	5	7	—	12
Missouri	479	2	—	1	3
New Mexico	426	2	1	—	3
Rhode Island	396	3	—	—	3
Mississippi	386	5	—	—	5
Indiana	373	4	4	—	8
Maryland	359	3	—	1	4
Arkansas	332	4	—	—	4
Nevada	257	4	—	—	4
Kentucky	163	2	—	—	2
Delaware	105	2	—	—	2
Vermont	101	1	—	—	1
West Virginia	93	1	—	—	1
New Hampshire	90	1	—	—	1
Montana	76	1	—	—	1
Total	56,892	346	295	32	673

December 2022 occupancy rate (weighted average)		76.4%	78.0%	74.3%	76.8%

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "BKD." As of February 17, 2023, there were approximately 355 holders of record of our common stock.

On November 25, 2022, our 7.00% tangible equity units began trading on the New York Stock Exchange under the symbol "BKDT."

Dividend Policy

On December 30, 2008, our Board of Directors voted to suspend our quarterly cash dividend indefinitely. We may determine to pay a regular quarterly dividend to the holders of our common stock in the future, but in the near term, we anticipate deploying capital to, among other uses, fund planned capital expenditures, any potential lease restructuring opportunities that we identify, investments to support our strategy, or reductions to our debt and lease leverage.

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

The graph assumes that a person invested $100 in Brookdale stock and each of the indices on December 31, 2017 and that dividends are reinvested. The comparisons in this graph are not intended to forecast or be indicative of possible future performance of Brookdale shares or such indices.

	12/17	12/18	12/19	12/20	12/21	12/22
Brookdale Senior Living Inc.	$100.00	$69.07	$74.95	$45.67	$53.20	$28.14
Russell 3000	100.00	94.76	124.15	150.08	188.60	152.37
S&P Health Care	100.00	106.47	128.64	145.93	184.07	180.47

The performance graph and related information shall not be deemed to be filed as part of this Annual Report on Form 10-K and do not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate them by reference into such filing.

Recent Sales of Unregistered Securities

None during the quarter ended December 31, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our common stock made during the three months ended December 31, 2022 by or on behalf of us or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
10/1/2022 - 10/31/2022	—	$—	—	$44,026
11/1/2022 - 11/30/2022	3,366	$3.14	—	$44,026
12/1/2022 - 12/31/2022	—	$—	—	$44,026
Total	3,366	$3.14	—

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
(2)On November 1, 2016, we announced that our Board of Directors had approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope, and timing of any purchases will be based on business, market, and other conditions and factors, including price, regulatory, and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified, or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of December 31, 2022, $44.0 million remained available under the repurchase program.

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

Executive Overview and Recent Developments

Our Business

We are the nation's premier operator of senior living communities, operating and managing 673 communities in 41 states as of December 31, 2022, with the ability to serve more than 60,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities.

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

Strategy

Our goal is to be the first choice in senior living by being the nation's most trusted and effective senior living provider. Brookdale continues to be driven by its mission—to enrich the lives of those we serve with compassion, respect, excellence, and integrity. During this pandemic recovery phase, we have continued to focus on the health and wellbeing of our residents and associates and "Winning the Recovery" by providing valued high quality care and personalized service. We believe successful execution on this strategy provides the best opportunity to create attractive long-term stockholder value. We are focused on priorities that will position us for growth and capitalize on positive trends in demographics, customer preferences, and lower new supply in the industry, while using scale to our advantage. Our key strategic priorities are as follows:

•Get every available room in service at the best profitable rate. We believe that we provide highly valuable services to seniors, and we continue to strive to expand the number of seniors we serve through targeted efforts to increase our occupancy levels and improve controllable expense management, while remaining focused on driving rate and improving margin. With this strategic priority, we intend to ensure all communities are appropriately priced within their market. Through our targeted sales and marketing efforts, we plan to drive increased move-ins through enhanced outreach with impactful points of differentiation based on quality, a portfolio of choices, and personalized service delivered by caring and engaged associates.

•Attract, engage, develop, and retain the best associates. Brookdale’s culture is based on servant leadership. We believe engaged associates lead to an enhanced resident experience, higher retention, and ultimately improved operations that drive accelerated growth. Through this strategic priority, we intend to expand successful pilot programs to further support and extend length of employment with Brookdale. We expect to diversify and optimize our recruiting plans, improve training, educational, and career development opportunities for associates and enhance our already compelling value proposition for our associates in the areas of compensation, leadership, career growth, and meaningful work.

•Earn resident and family trust and satisfaction by providing valued high quality care and personalized service. We believe that earning the trust of our residents and their families will allow us to build relationships that create passionate advocates and generate referrals. We intend to create a consistent high quality experience for residents, including through the implementation and execution of our high quality clinical, operational, and resident engagement programs. We are a learning organization that uses multiple tools to obtain feedback from residents, their families, and our associates to improve our services to meet the changing needs of residents. We expect to strengthen associate engagement for an enhanced resident experience.

The above three priorities coupled with improving supply-demand fundamentals are intended to provide long-term returns to our stockholders by focusing on growing RevPAR, Adjusted EBITDA, and cash flow. As we execute our "Winning the Recovery" strategy, we expect RevPAR will be driven by both occupancy and RevPOR growth, propelled by (i) our strategic priorities, (ii) accelerating growth within our target demographic, and (iii) significantly lower supply growth. Our goal is to reach or exceed our historical occupancy high over the long term. As occupancy grows, we anticipate benefiting from operating leverage, resulting in improving margins. With the combination of RevPAR growth and operating leverage, we expect to drive Adjusted EBITDA and cash flow growth.

Strategic innovation also continues to be an important factor for our long-term growth. We are piloting programs in several areas and plan to roll out initiatives to accelerate our growth further. We plan to explore additional products and services that we may offer to our residents or to seniors living outside of our communities and, in the longer term where opportunities arise, pursue development, investment, and acquisition opportunities.

•Enhance healthcare and wellness. Our vision is to enable those we serve to live well by offering our residents a high-quality healthcare and wellness platform. We believe Brookdale is uniquely positioned to be a key participant and partner in the value-based healthcare ecosystem. Our initiatives include piloting redesigned delivery of clinical care within assisted living communities and embedding technology-enabled care management capabilities, in order to better align our communities with payors, providers, and healthcare systems by demonstrating improved outcomes for residents. We are also piloting the expansion of our private duty services business to serve those living outside of our communities. We believe the successful execution of these initiatives will improve resident health and wellbeing and drive incremental revenue and value creation (including through increasing move-ins and extending residents' average length of stay resulting in increased occupancy).

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

•Improve and grow our senior living portfolio. As we look to return to pre-pandemic results, we intend to (i) exit non-strategic or underperforming owned assets or leases when possible, (ii) expand our footprint and services in core markets where we have, or can achieve, a clear leadership position, and (iii) explore further growth opportunities. Over the longer term, we will also continue to invest in our development capital expenditures program through which we expand, reposition, and redevelop selected existing senior living communities where economically advantageous.

We believe that our successful execution on these strategic priorities and our longer-term growth plans will allow us to achieve our goal to improve profitability and be the first choice in senior living by being the nation’s most trusted and effective senior living provider.

COVID-19 Pandemic

The COVID-19 pandemic continued to significantly affect our operations during 2022. The health and wellbeing of our residents and associates has been and continues to be our highest priority.

Occupancy and Revenue Recovery

We believe that recovering our occupancy lost due to the pandemic while maintaining rate discipline is critical to turning around our operational losses. During 2020 and, to a lesser degree, 2021, we had in place restrictive measures at many of our communities, including restrictions on visitors and move-ins. From March 2020 through February 2021 we lost 1,330 basis points of weighted average consolidated senior housing occupancy due to the pandemic, resulting in our lowest weighted average occupancy of 69.4% during February 2021. In the aggregate, for the three years ended December 31, 2022, we estimate the pandemic resulted in $1.0 billion of lost resident fee revenue in our consolidated senior housing portfolio and former Health Care Services segment compared to our pre-pandemic expectations, including an estimated $0.4 billion of lost resident fee revenue for the year ended December 31, 2022.

Throughout 2022, we continued to execute on key initiatives to rebuild our occupancy. By December 31, 2022, we had recovered 760 basis points of weighted average consolidated senior housing occupancy, ending with December 2022 occupancy of 77.0%. We also increased our consolidated senior housing RevPOR by 4.5% during 2022 compared to the prior year. During 2023, we intend to continue to focus on rebuilding our occupancy back to, or above, pre-pandemic levels. We cannot predict with reasonable certainty when our occupancy will return to pre-pandemic levels. The table below sets forth our recent consolidated occupancy trend.

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022
Weighted average	83.2%	78.7%	75.3%	72.7%	69.6%	70.5%	72.5%	73.5%	73.4%	74.6%	76.4%	77.1%
Quarter end	82.2%	77.8%	75.0%	71.5%	70.6%	72.6%	74.2%	74.5%	75.0%	76.6%	78.4%	78.1%

	Jan 2022	Feb 2022	Mar 2022	Apr 2022	May 2022	Jun 2022	Jul 2022	Aug 2022	Sep 2022	Oct 2022	Nov 2022	Dec 2022	Jan 2023
Weighted average	73.4%	73.3%	73.6%	73.9%	74.6%	75.2%	75.9%	76.4%	76.9%	77.2%	77.0%	77.0%	76.6%
Month end	74.2%	74.4%	75.0%	75.3%	76.2%	76.6%	77.1%	77.9%	78.4%	78.2%	78.1%	78.1%	77.6%

Reductions to Pandemic-Related Costs

With significantly lower case volumes in 2022, our incremental direct costs to respond to the pandemic were $17.4 million for the year ended December 31, 2022, representing a 63.5% decrease compared to the year ended December 31, 2021. On a cumulative basis, for the three years ended December 31, 2022, we have incurred $190.6 million of facility operating expense for such incremental direct costs to respond to the pandemic. The direct costs include those for: acquisition of additional personal protective equipment, medical equipment, and cleaning and disposable food service supplies; enhanced cleaning and environmental sanitation; increased employee-related costs, including labor, workers' compensation, and health plan expense; and COVID-19 testing of residents and associates where not otherwise covered by government payor or third-party insurance sources.

Government Provided Financial Relief

In the aggregate, government provided financial relief has offset our incremental direct costs to respond to the pandemic and a minor portion of our estimated lost revenue. During the year ended December 31, 2022, we recognized $80.5 million of other operating income for government provided grants and employee retention credits, including $61.1 million of grants from the Provider Relief Fund. For the three years ended December 31, 2022, we recognized an aggregate of $208.6 million of other operating income for government provided grants and employee retention credits, including pursuant to the Provider Relief Fund. We were eligible to claim employee retention credits for certain of our associates under COVID-related legislation. During the years ended December 31, 2022 and 2021, we recognized $9.4 million and $9.9 million of such employee retention credits within other operating income, respectively. As of December 31, 2022, we had a receivable of approximately $14.7 million for such credits. During the year ended December 31, 2022, we repaid the final amounts of the employer portion of social security payroll taxes deferred pursuant to pandemic-related legislation, and all remaining amounts of our advanced payments under the Accelerated and Advance Payment Program administered by CMS were recouped.

We cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on our business, results of operations, cash flow, and liquidity, and our response efforts may delay or negatively impact our strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease; the impact of COVID-19 on the nation's economy and debt and equity markets and the local economies in our markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief; restrictions on visitors and move-ins at our communities as a result of infections at a community or as necessary to comply with regulatory requirements or at the direction of authorities having jurisdiction; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents' and their families' ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan, and other expenses; greater use of contract labor and other premium labor due to COVID-19 and general labor market conditions; the impact of COVID-19 on our ability to complete financings and refinancings of various assets or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements, including the costs of unfunded, mandatory testing of residents and associates and provision of test kits to our health plan participants; increased enforcement actions resulting from COVID-19; government action that may limit our collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.

Macroeconomic Conditions

A confluence of macroeconomic conditions, including an intensely competitive labor environment and higher inflation and interest rates, affected our operations during 2022 and continue to do so.

Labor Pressures

Labor costs comprise approximately two-thirds of our total facility operating expense. We began to experience pressures associated with the intensely competitive labor environment during 2021, which continued throughout 2022. The United States’ unemployment rate remained at or below 4.0% each month during 2022, and more than half of states experienced record low unemployment rates. Labor pressures have resulted in higher-than-typical associate turnover and wage growth, and we have experienced difficulty in filling open positions timely. We have increased our recruiting efforts to fill existing open positions, resulting in increasing the size of our workforce by approximately 4,800 community associates during 2022. We continue to review wage rates in our markets and make competitive adjustments. To cover existing open positions, during 2021 and continuing into 2022, we needed to rely on more expensive premium labor, primarily contract labor and overtime. From its peak in December 2021 to December 2022, we have decreased our monthly contract labor expense by approximately 80%, while maintaining focus on resident satisfaction and high-quality care. We continue to work to reduce our reliance on premium labor.

The labor component of our facility operating expense increased $122.1 million, or 9.6%, during 2022 compared to the prior year. In our same community portfolio, such expense increased 11.0% during 2022 compared to the prior year. These increases primarily resulted from merit and market wage rate adjustments, more hours worked with higher occupancy during the period, and an increase in the use of premium labor, primarily overtime. For 2023, we expect to continue to experience labor cost pressure as a result of the continuing labor conditions previously described and an anticipated increase in hours worked as our occupancy levels grow. Continued increased competition for, or a shortage of, nurses or other associates and general inflationary pressures have required and may require that we enhance our pay and benefits package to compete effectively for such associates.

Inflation

Our non-labor facility operating expense comprises approximately one-third of our total facility operating expense and is subject to inflationary pressures. The United States consumer price index increased 6.5% during 2022, with food and energy prices increasing above 10%. We mitigated a portion of the increase in food costs with the scale benefit of a higher number of residents, along with appropriate product substitution. We mitigated a portion of the rising utility costs through sustainability investments we made in 2022 and recent years, such as lighting retrofits and water consumption projects. Despite our mitigation efforts and with higher occupancy, for 2022 our non-labor facility operating expense increased $57.1 million, or 8.9%, compared to the prior year. In our same community portfolio, such expense increased 9.2% during 2022 compared to the prior year. For 2023, we expect to continue to experience inflationary pressures.

Interest Rates

As of December 31, 2022, we had approximately $1.6 billion of long-term variable rate debt outstanding which is indexed to LIBOR or SOFR, plus a weighted average margin of approximately 230 basis points. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in LIBOR or SOFR. The LIBOR and SOFR steadily increased throughout 2022, ending the year more than 400 basis points higher than year-end 2021. Approximately 92% of our long-term variable rate debt is subject to interest rate cap or swap agreements, which had a weighted average fixed interest rate of 4.14% and a weighted average remaining term of 1.2 years as of December 31, 2022. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements. For the year ended December 31, 2022, our debt interest expense increased $16.5 million, or 11.6%, compared to the prior year, substantially all due to an increase in our interest expense associated with our long-term variable rate debt. Interest earned on our cash, cash equivalents, and marketable securities partially offset such increased interest expense.

Resident Fee Increases

The rates we charge our residents are highly dependent on local market conditions and the competitive environment in which the communities operate. As the senior living industry rebuilds occupancy lost due to the pandemic, we continue to experience a highly competitive environment for new residents.

Generally, we have increased our monthly rates, including rates for care and other services, for private pay residents on an annual basis beginning January 1 each year. We made the annual rate adjustment effective January 1, 2022 for our in-place private pay residents, which was higher than our typical annual rate adjustment and resulted in a 4.5% net increase in same community RevPOR for 2022 compared to 2021.

We have recently made the annual rate adjustment effective January 1, 2023 for our in-place private pay residents. The increase was again higher than our typical annual rate adjustment in order to help offset our recent increased costs as a result of labor pressures, high inflation, and increased interest rates previously described. As a result of rate and occupancy increases, consolidated RevPAR for January 2023 increased approximately 13% compared to January 2022. Due to the competitive environment for new residents in our recovering industry, the higher rate adjustment could slow our occupancy recovery progress or result in a decrease in occupancy in our communities. Any use of promotional or other discounting would offset a portion of such rate adjustments in our RevPAR and RevPOR results. In addition, the rate adjustment may not be sufficient to offset our increased costs.

Tangible Equity Units

During the three months ended December 31, 2022, we issued 2,875,000 of our 7.00% tangible equity units (the "Units") at a public offering price of $50.00 per Unit for an aggregate offering of $143.8 million. We received proceeds of $139.4 million after the deduction of the underwriters’ discount and intend to use the proceeds for general corporate purposes. Each Unit is comprised of a prepaid stock purchase contract and a senior amortizing note with an initial principal amount of $8.8996. Under each purchase contract, we are obligated to deliver to the holder on November 15, 2025 a minimum of 12.9341, and a maximum of 15.1976, shares of our common stock depending on the volume-weighted average price of our common stock for the 20 trading days preceding the settlement date. Each amortizing note bears interest at the rate of 10.25% per annum, requires quarterly installment payments of principal and interest, and has a final installment payment date of November 15, 2025. The cash installment payments will be equivalent to 7.00% per year with respect to each $50.00 stated amount of Unit. The Units, purchase contracts, and amortizing notes are subject to the terms and conditions set forth in the Purchase Contract Agreement dated November 21, 2022 between us and American Stock Transfer & Trust Company, LLC ("AST") as purchase contract agent, and the Indenture and First Supplemental Indenture, each dated November 21, 2022, between us and AST as trustee, including certain early settlement, repurchase, and adjustment events as set forth therein.

Transaction Activity

Sale of Health Care Services

On July 1, 2021, we completed the sale of 80% of our equity in our Health Care Services segment to affiliates of HCA Healthcare for a purchase price of $400.0 million in cash, subject to certain adjustments set forth in the Securities Purchase Agreement (the "Purchase Agreement") dated February 24, 2021, including a reduction for the remaining outstanding balance as of the closing of Medicare advance payments and deferred payroll tax payments related to the Health Care Services segment (the "HCS Sale"). We received net cash proceeds of $312.6 million, including $305.8 million at closing on July 1, 2021 and $6.8 million upon completion of the post-closing net working capital adjustment in October 2021. The Purchase Agreement also contained certain agreed upon indemnities for the benefit of the purchaser. The results and financial position of the Health Care Services segment were deconsolidated from our consolidated financial statements as of July 1, 2021 and our retained 20% equity interest in the HCS Venture is accounted for under the equity method of accounting subsequent to that date. As of July 1, 2021, we recognized a $100.0 million asset within investment in unconsolidated ventures on our consolidated balance sheet for the estimated fair value of our retained 20% noncontrolling interest in the HCS Venture. We recognized a $286.5 million gain on sale, net of transaction costs, within our consolidated statement of operations for the year ended December 31, 2021 for the HCS Sale. Refer to Note 21 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for selected financial data for the Health Care Services segment through June 30, 2021.

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

Community Transactions

During 2022, we continued execution on our ongoing capital recycling program through which we have exited non-strategic or underperforming owned assets or leases. During the year ended December 31, 2022, we completed the sale of two owned communities (130 units) for cash proceeds of $4.4 million, net of transaction costs, and the termination of triple-net lease obligations on four communities (386 units) (including through the acquisition of one formerly leased community (114 units)). During the year ended December 31, 2021, we completed the sale of three owned communities (249 units) for cash proceeds of $16.5 million, net of transaction costs, and the termination of triple-net lease obligations on two communities (164 units).

Resident Fee Revenue and Facility Operating Expense Impacts of Transaction Activity

The table below sets forth our resident fee revenue and facility operating expense attributable to our former Health Care Services segment and communities disposed since January 1, 2020.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Resident fee revenue attributable to Health Care Services and disposed communities	$6,578	$202,337	$437,598
Facility operating expense attributable to Health Care Services and disposed communities	6,408	199,366	455,435

Results of Operations

As of December 31, 2022, our total operations included 673 communities with a capacity to serve over 60,000 residents. As of that date, we owned 346 communities (31,597 units), leased 295 communities (20,570 units), and managed 32 communities (4,725 units). The following discussion should be read in conjunction with our consolidated financial statements and the related notes, which are included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The results of operations for any particular period are not necessarily indicative of results for any future period. Transactions completed during the period of January 1, 2021 to December 31, 2022 affect the comparability of our results of operations, and summaries of such transactions and their impact on our results of operations are discussed above in "Transaction Activity."

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

This section includes the non-GAAP performance measure Adjusted EBITDA. See "Non-GAAP Financial Measures" below for our definition of the measure and other important information regarding such measure, including reconciliations to the most comparable measure in accordance with GAAP.

As of December 31, 2022, we had three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy, and allocating capital resources.

On July 1, 2021, we sold 80% of our equity in our Health Care Services segment. For periods beginning July 1, 2021, the results and financial position of our Health Care Services segment were deconsolidated from our consolidated financial statements and our retained 20% equity interest in the HCS Venture is accounted for under the equity method of accounting.

Discussion of our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. Discussion of our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 15, 2022.

Comparison of Years Ended December 31, 2022 and 2021

Summary Operating Results

The following table summarizes our overall operating results for the years ended December 31, 2022 and 2021.

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Total resident fees and management fees revenue	$2,597,549	$2,564,446	$33,103	1.3%
Other operating income	80,469	12,368	68,101	NM
Facility operating expense	2,083,605	2,075,863	7,742	0.4%
Net income (loss)	(238,340)	(99,364)	138,976	139.9%
Adjusted EBITDA	241,305	138,476	102,829	74.3%

The increase in total resident fees and management fees revenue was primarily attributable to a 10.2% increase in same community RevPAR, comprised of a 390 basis point increase in same community weighted average occupancy and a 4.5% increase in same community RevPOR. The increase in resident fees was partially offset by the deconsolidation of results of the Health Care Services segment effective July 1, 2021, which resulted in a decrease of $174.2 million of resident fees compared to the prior year. Management fee revenue decreased $8.6 million primarily due to the transition of management agreements on 43 net communities since the beginning of the prior year.

During the years ended December 31, 2022 and 2021, we recognized $80.5 million and $12.4 million, respectively, of government grants and employee retention credits as other operating income based on our estimates of our satisfaction of the conditions of the grants and credits during the year, including $61.1 million during 2022 of grants from the Phase 4 general distribution from the Provider Relief Fund.

The increase in facility operating expense was primarily attributable to a 10.4% increase in same community facility operating expense, including a $131.7 million, or 11.0%, increase in our same community labor expense primarily resulting from merit and market wage rate adjustments, more hours worked with higher occupancy during the period, and an increase in the use of premium labor, primarily overtime. Additionally, broad inflationary pressure, an increase in food costs with higher occupancy during the year, and higher repairs and maintenance volume contributed to the increase in our same community facility operating expense. The increase in facility operating expense was partially offset by the deconsolidation of results of the Health Care Services segment effective July 1, 2021, which resulted in a $171.5 million decrease in facility operating expenses. Facility operating expense for the years ended December 31, 2022 and 2021 includes $17.4 million and $47.7 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic. Same community facility operating expense for the years ended December 31, 2022 and 2021 excludes $8.2 million and $1.6 million, respectively, of natural disaster expense, consisting primarily of remediation of storm damage as a result of Hurricane Ian and Winter Storm Elliott in 2022.

The increase in net loss was primarily attributable to the net gain on sale of $286.5 million for the HCS Sale in the prior year, a decrease in equity in earnings of unconsolidated ventures compared to the prior year, and an increase in debt interest expense compared to the prior year. These changes were partially offset by the increases in other operating income and resident fee revenue previously discussed and a $73.9 million non-cash gain on sale of communities recognized for the amendment of leases for 16 communities that were previously accounted for as failed sale-leaseback transactions. Refer to Note 9 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about the lease amendment.

The increase in Adjusted EBITDA was primarily attributable to an increase in other operating income compared to the prior year, the net impact of the revenue and facility operating expense factors previously discussed, and a decrease in general and administrative expense compared to the prior year primarily as a result of the HCS Sale and a decrease in estimated incentive compensation costs.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the years ended December 31, 2022 and 2021 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2022	2021	Amount		Percent
Resident fees	$2,585,529	$2,369,684	$215,845		9.1%
Other operating income	$80,469	$9,263	$71,206		NM
Facility operating expense	$2,083,605	$1,904,410	$179,195		9.4%

Number of communities (period end)	641	646	(5)		(0.8)%
Total average units	52,320	52,840	(520)		(1.0)%
RevPAR	$4,113	$3,734	$379		10.1%
Occupancy rate (weighted average)	75.4%	71.5%	390	bps	n/a
RevPOR	$5,457	$5,221	$236		4.5%

Same Community Operating Results and Data
Resident fees	$2,495,297	$2,263,996	$231,301		10.2%
Other operating income	$77,627	$8,423	$69,204		NM
Facility operating expense	$1,991,277	$1,803,891	$187,386		10.4%

Number of communities	632	632	—		—%
Total average units	50,553	50,555	(2)		—%
RevPAR	$4,113	$3,732	$381		10.2%
Occupancy rate (weighted average)	75.4%	71.5%	390	bps	n/a
RevPOR	$5,453	$5,220	$233		4.5%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the years ended December 31, 2022 and 2021, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2022	2021	Amount		Percent
Resident fees	$507,793	$475,538	$32,255		6.8%
Other operating income	$10,906	$1,512	$9,394		NM
Facility operating expense	$359,749	$330,942	$28,807		8.7%

Number of communities (period end)	68	68	—		—%
Total average units	12,569	12,556	13		0.1%
RevPAR	$3,367	$3,156	$211		6.7%
Occupancy rate (weighted average)	77.0%	74.2%	280	bps	n/a
RevPOR	$4,371	$4,252	$119		2.8%

Same Community Operating Results and Data
Resident fees	$501,115	$470,072	$31,043		6.6%
Other operating income	$10,649	$1,492	$9,157		NM
Facility operating expense	$353,334	$326,695	$26,639		8.2%

Number of communities	67	67	—		—%
Total average units	12,379	12,376	3		—%
RevPAR	$3,373	$3,165	$208		6.6%
Occupancy rate (weighted average)	77.0%	74.2%	280	bps	n/a
RevPOR	$4,384	$4,269	$115		2.7%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 280 basis point increase in same community weighted average occupancy and a 2.7% increase in same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $15.0 million, or 7.7%, increase in the segment's same community labor expense primarily resulting from merit and market wage rate adjustments as well as an increase in the use of premium labor, primarily overtime and contract labor. Additionally, broad inflationary pressure, an increase in food costs with higher occupancy during the year, and higher repairs and maintenance volume contributed to the increase in the segment's same community facility operating expense. The segment's facility operating expense for the years ended December 31, 2022 and 2021 includes $2.3 million and $5.9 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the years ended December 31, 2022 and 2021, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2022	2021	Amount		Percent
Resident fees	$1,755,092	$1,589,721	$165,371		10.4%
Other operating income	$60,630	$5,963	$54,667		NM
Facility operating expense	$1,435,764	$1,301,364	$134,400		10.3%

Number of communities (period end)	554	559	(5)		(0.9)%
Total average units	34,555	34,977	(422)		(1.2)%
RevPAR	$4,230	$3,787	$443		11.7%
Occupancy rate (weighted average)	75.1%	70.7%	440	bps	n/a
RevPOR	$5,636	$5,357	$279		5.2%

Same Community Operating Results and Data
Resident fees	$1,737,704	$1,558,719	$178,985		11.5%
Other operating income	$60,207	$5,751	$54,456		NM
Facility operating expense	$1,412,729	$1,271,372	$141,357		11.1%

Number of communities	550	550	—		—%
Total average units	34,204	34,204	—		—%
RevPAR	$4,234	$3,798	$436		11.5%
Occupancy rate (weighted average)	75.1%	70.7%	440	bps	n/a
RevPOR	$5,641	$5,376	$265		4.9%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 440 basis point increase in same community weighted average occupancy and a 4.9% increase in same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases. The increase in the segment's resident fees was partially offset by the disposition of nine communities (695 units) since the beginning of the prior year, which resulted in $15.0 million less in resident fees during the year ended December 31, 2022 compared to the prior year.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $102.3 million, or 11.8%, increase in the segment's same community labor expense primarily resulting from merit and market wage rate adjustments, more hours worked with higher occupancy during the period, and an increase in the use of premium labor, primarily overtime. Additionally, broad inflationary pressure, an increase in food costs with higher occupancy during the year, and higher repairs and maintenance volume contributed to the increase in the segment's same community facility operating expense. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year, which resulted in $14.1 million less in facility operating expense during the year ended December 31, 2022 compared to the prior year. The segment's facility operating expense for the years ended December 31, 2022 and 2021 includes $12.3 million and $32.3 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic. The segment's same community facility operating expense for the years ended December 31, 2022 and 2021 excludes $6.2 million and $1.6 million, respectively, of natural disaster expense, consisting primarily of remediation of storm damage as a result of Hurricane Ian and Winter Storm Elliott in 2022.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the years ended December 31, 2022 and 2021, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2022	2021	Amount		Percent
Resident fees	$322,644	$304,425	$18,219		6.0%
Other operating income	$8,933	$1,788	$7,145		NM
Facility operating expense	$288,092	$272,104	$15,988		5.9%

Number of communities (period end)	19	19	—		—%
Total average units	5,196	5,307	(111)		(2.1)%
RevPAR	$5,138	$4,753	$385		8.1%
Occupancy rate (weighted average)	73.4%	70.6%	280	bps	n/a
RevPOR	$6,997	$6,733	$264		3.9%

Same Community Operating Results and Data
Resident fees	$256,478	$235,205	$21,273		9.0%
Other operating income	$6,771	$1,180	$5,591		NM
Facility operating expense	$225,214	$205,824	$19,390		9.4%

Number of communities	15	15	—		—%
Total average units	3,970	3,975	(5)		(0.1)%
RevPAR	$5,384	$4,931	$453		9.2%
Occupancy rate (weighted average)	74.0%	70.6%	340	bps	n/a
RevPOR	$7,279	$6,987	$292		4.2%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 340 basis point increase in same community weighted average occupancy and a 4.2% increase in same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases and an occupancy mix shift to more skilled nursing services within the segment. The increase in the segment's resident fees was partially offset by the disposition of one community (120 units) since the beginning of the prior year period, which resulted in $6.5 million less in resident fees during the year ended December 31, 2022 compared to the prior year.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $14.3 million, or 10.1%, increase in the segment's same community labor expense primarily resulting from merit and market wage rate adjustments as well as an increase in the use of premium labor, primarily contract labor and overtime. Additionally, broad inflationary pressure, higher repairs and maintenance volume, and an increase in food costs with higher occupancy during the year contributed to the increase in the segment's same community facility operating expense. The increase in the segment's facility operating expense was partially offset by the disposition of one community since the beginning of the prior year, which resulted in $7.4 million less in facility operating expense during the year ended December 31, 2022 compared to the prior year. The segment's facility operating expense for the years ended December 31, 2022 and 2021 includes $2.9 million and $7.4 million, respectively, of incremental direct costs to respond to the COVID-19 pandemic.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the years ended December 31, 2022 and 2021.

(in thousands)	Years Ended December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
Management fees	$12,020	$20,598	$(8,578)	(41.6)%
Reimbursed costs incurred on behalf of managed communities	147,361	181,445	(34,084)	(18.8)%
Costs incurred on behalf of managed communities	147,361	181,445	(34,084)	(18.8)%
General and administrative expense	168,594	184,916	(16,322)	(8.8)%
Facility operating lease expense	165,294	174,358	(9,064)	(5.2)%
Depreciation and amortization	347,444	337,613	9,831	2.9%
Asset impairment	29,618	23,003	6,615	28.8%
Loss (gain) on sale of communities, net	(73,850)	—	73,850	NM
Loss (gain) on facility operating lease termination, net	—	(2,003)	(2,003)	NM
Interest income	6,935	1,349	5,586	NM
Interest expense	204,717	195,140	9,577	4.9%
Gain (loss) on debt modification and extinguishment, net	(1,357)	(1,932)	(575)	(29.8)%
Equity in earnings (loss) of unconsolidated ventures	(10,782)	10,394	(21,176)	NM
Non-operating gain (loss) on sale of assets, net	595	288,835	(288,240)	(99.8)%
Other non-operating income (loss)	12,114	5,903	6,211	105.2%
Benefit (provision) for income taxes	1,559	8,163	(6,604)	(80.9)%

Management Fees. The decrease in management fees was primarily attributable to the transition of management arrangements on 43 net communities since the beginning of the prior year, generally for management arrangements on certain former unconsolidated ventures in which we sold our interest and interim management arrangements on formerly leased communities.

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year, partially offset by an increase in reimbursed community labor costs for communities managed in both years.

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to decreases in compensation costs as a result of reductions in our corporate headcount in the prior year related to the HCS Sale, estimated incentive compensation costs, and transaction and organizational restructuring costs. General and administrative expense includes transaction and organizational restructuring costs of $1.2 million and $3.8 million for the years ended December 31, 2022 and 2021, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs. For the three months ending March 31, 2023, we expect our general and administrative expense will include approximately $3.0 million of organizational restructuring costs, primarily for severance costs for our recently announced senior leadership changes.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily due to expense reductions for lease incentives received for capital expenditures since the beginning of the prior year, expense reductions subsequent to the recognition of impairment of operating lease right-of-use assets since the beginning of the prior year, and lease termination activity since the beginning of the prior year.

Depreciation and Amortization. The increase in depreciation and amortization expense was primarily due to the completion of community renovations, apartment upgrades, and other major building infrastructure projects for leased communities since the beginning of the prior year.

Asset Impairment. During the current year, we recorded $29.6 million of non-cash impairment charges, primarily for right-of-use assets for certain leased communities with decreased occupancy and future cash flow estimates as a result of the continuing impacts of the COVID-19 pandemic and for natural disaster related property damage sustained at certain communities during the year, including property damage sustained from Hurricane Ian in September 2022 and Winter Storm Elliott in December 2022. During the prior year, we recorded $23.0 million of non-cash impairment charges, primarily for right-of-use assets for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic and for natural disaster related property damage sustained at certain communities during the year.

Loss (Gain) on Sale of Communities, net. During the current year, we recognized a $73.9 million non-cash gain on sale of communities for the amendment of leases for 16 communities that were previously accounted for as failed sale-leaseback transactions, as the amendment resulted in the transfer of control of the assets of the communities for accounting purposes and qualification as a sale. Refer to Note 9 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about the amendment.

Interest Expense. The increase in interest expense was primarily due to a $16.5 million increase in interest expense on long-term debt primarily as a result of increases in variable interest rates, partially offset by increases in the fair value of interest rate derivatives.

Equity in Earnings (Loss) of Unconsolidated Ventures. The change in equity in earnings (loss) of unconsolidated ventures was primarily due to the gain on sale of assets recognized by our unconsolidated entrance fee venture for the sale of the two remaining entry fee CCRCs during the prior year. The equity in loss of unconsolidated ventures for the current year was primarily for our share of the operating results of the HCS Venture.

Non-operating Gain (Loss) on Sale of Assets, net. The decrease in gain on sale of assets is due to the $286.5 million gain recognized for the HCS Sale in the prior year.

Other Non-operating Income (Loss). The increase in other non-operating income is due to increased income recognized for insurance recoveries from our property and casualty insurance policies.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the years ended December 31, 2022 and 2021 was primarily due to the tax impact of the HCS Sale in the prior year.

We recorded an aggregate deferred federal, state, and local tax benefit of $58.4 million for the year ended December 31, 2022. The tax benefit was offset by an increase in the valuation allowance of $57.1 million resulting from current operating losses and the anticipated reversal of future tax liabilities offset by future tax deductions.

We recorded an aggregate deferred federal, state, and local tax expense of $3.2 million in the year ended December 31, 2021, of which $104.3 million was recorded as a result of the HCS Sale, offset by a benefit of $101.1 million as a result of the operating loss for the year ended December 31, 2021. The tax expense was offset by a decrease in the valuation allowance of $13.0 million, resulting from the HCS Sale, current operating losses, and the anticipated reversal of future tax liabilities offset by future tax deductions.

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

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2022	2021	Amount	Percent
Net cash provided by (used in) operating activities	$3,281	$(94,634)	$97,915	NM
Net cash provided by (used in) investing activities	(67,429)	181,457	(248,886)	NM
Net cash provided by (used in) financing activities	100,382	(113,657)	214,039	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	36,234	(26,834)	63,068	NM
Cash, cash equivalents, and restricted cash at beginning of year	438,314	465,148	(26,834)	(5.8)%
Cash, cash equivalents, and restricted cash at end of year	$474,548	$438,314	$36,234	8.3%
Adjusted Free Cash Flow	$(201,385)	$(286,694)	$85,309	29.8%

The change in net cash provided by (used in) operating activities was attributable primarily to a $65.6 million increase in government grants and credits received and an increase in same community revenue compared to the prior year. These changes were partially offset by an increase in same community facility operating expense and a decrease in lessor reimbursements for capital expenditures for operating leases compared to the prior year. Net cash provided by operating activities of $3.3 million in the current year includes $34.6 million of repayments and recoupments in the current year as a result of the temporary liquidity relief under the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") received in 2020. Net cash used in operating activities of $94.6 million in the prior year reflects the significant disruption on our business as a result of the COVID-19 pandemic and $52.4 million of repayments and recoupments in the prior year as a result of the temporary liquidity relief under the CARES Act received in 2020.

The change in net cash provided by (used in) investing activities was primarily attributable to $305.8 million of net proceeds from the HCS Sale received in the prior year, a $36.1 million decrease in distributions received from unconsolidated ventures compared to the prior year, a $20.3 million increase in cash paid for capital expenditures compared to the prior year, and a $16.8 million decrease in net proceeds from the sale of other assets compared to the prior year. These changes were partially offset by a $98.6 million decrease in purchases of marketable securities and a $45.8 million increase in proceeds from sales and maturities of marketable securities compared to the prior year period.

The change in net cash provided by (used in) financing activities was primarily attributable to a $160.4 million decrease in repayment of debt and financing lease obligations, a $139.4 million increase in proceeds from issuance of the Units, and a $15.9 million decrease related to payments in connection with the capped call transactions in the prior year, partially offset by a $98.7 million decrease in debt proceeds compared to the prior year period.

The change in Adjusted Free Cash Flow was primarily attributable to a $65.6 million increase in government grants and credits received and an increase in same community revenue compared to the prior year period. These changes were partially offset by an increase in same community facility operating expense and a $30.8 million increase in non-development capital expenditures, net compared to the prior year period.

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

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity. We also have received pandemic-related government relief, including cash grants.

Our liquidity requirements have historically arisen from:

•working capital;
•operating costs such as labor costs, severance costs, general and administrative expense, and supply costs;
•debt, interest, and lease payments;
•acquisition consideration, lease termination and restructuring costs, and transaction and integration costs;
•capital expenditures and improvements, including the renovation, expansion, redevelopment, and repositioning of our current communities and the development of new communities;
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
•capital expenditures and improvements, including the renovation of our current communities and remediation or replacement of assets as a result of casualty losses;
•cash collateral required to be posted in connection with our financial instruments and insurance programs; and
•other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of December 31, 2022, we had $3.9 billion of debt outstanding at a weighted average interest rate of 5.08%. As of December 31, 2022, our 2023 mortgage debt maturities are $29.7 million, excluding recurring monthly principal payments.

As of December 31, 2022, we had $1.0 billion of operating and financing lease obligations. For the twelve months ending December 31, 2023, we will be required to make approximately $233.4 million and $48.6 million of cash lease payments in connection with our existing operating and financing leases, respectively.

As of December 31, 2022, we had $72.6 million of letters of credit and no cash borrowings were outstanding under our $80.0 million secured credit facility. The credit facility matures on January 15, 2024 and we have the option to extend the facility for two additional terms of one year each subject to the satisfaction of certain conditions. We also had a separate secured letter of credit facility providing for up to $15.0 million of letters of credit as of December 31, 2022, under which $13.9 million had been issued as of that date.

Total liquidity of $452.6 million as of December 31, 2022 included $398.9 million of unrestricted cash and cash equivalents (excluding restricted cash of $75.7 million), $48.7 million of marketable securities, and $5.0 million of availability on our secured credit facility. Total liquidity as of December 31, 2022 decreased $84.2 million from total liquidity of $536.8 million as of December 31, 2021. The decrease was primarily attributable to negative $201.4 million of Adjusted Free Cash Flow and $236.6 million of repayment of mortgage debt, partially offset by $220.0 million of proceeds from mortgage debt and $139.4 million of proceeds from the issuance of the Units.

As of December 31, 2022, our current liabilities exceeded current assets by $4.1 million. Included in our current liabilities is $200.8 million of the current portion of operating and financing lease obligations, for which the associated right-of-use assets are excluded from current assets on our consolidated balance sheet. We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand, cash equivalents, and marketable securities will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to seek opportunities to preserve and enhance our liquidity, including through increasing our RevPAR, maintaining expense discipline, continuing to refinance maturing debt, continuing to evaluate our capital structure and the state of debt and equity markets, and monetizing non-strategic or underperforming owned assets. There is no assurance that financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in monetizing certain assets.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors." The amount of mortgage financing available for our communities is generally dependent on their appraised values and performance. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. Due to lower operating performance for certain of our communities resulting from the COVID-19 pandemic, during 2021 and 2022 we sought and obtained non-agency mortgage financings to partially refinance maturing Freddie Mac and Fannie Mae indebtedness. We have completed the refinancing of all of our debt maturities due in 2023, except for $29.7 million of mortgage debt secured by an asset planned for sale. Our inability to obtain refinancing proceeds sufficient to cover 2024 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures, to pursue any potential lease restructuring opportunities that we identify, or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us. The closing of the planned sale transaction is subject to the satisfaction of various closing conditions, including the receipt of regulatory approvals. There can be no assurance that the transaction will close or, if it does, when the actual closing will occur.

Capital Expenditures

Our capital expenditures are comprised of community-level, corporate, and development capital expenditures. Community-level capital expenditures include maintenance expenditures (including routine maintenance of communities over $1,500 per occurrence), community renovations, unit upgrades (including unit turnovers over $500 per unit), and other major building infrastructure projects (including replacements of major building systems). Corporate capital expenditures include those for information technology systems and equipment, the expansion of our support platform and the remediation or replacement of assets as a result of casualty losses. Development capital expenditures include community expansions, major community redevelopment and repositioning projects, and the development of new communities.

With our development capital expenditures program, we intend to expand, redevelop, and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These development projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present, or physical plant modifications.

The following table summarizes our capital expenditures for the year ended December 31, 2022 for our consolidated business.

(in millions)
Community-level capital expenditures, net (1)	$138.7
Corporate capital expenditures, net (2)	29.5
Non-development capital expenditures, net (3)	168.2
Development capital expenditures, net	6.2
Total capital expenditures, net	$174.4

(1)Reflects the amount invested, net of lessor reimbursements of $25.7 million.

(2)Includes $9.7 million of remediation costs at our communities resulting from natural disasters, including $8.9 million of capital expenditures for property remediation resulting from the impact of Hurricane Ian.

(3)Amount is included in Adjusted Free Cash Flow.

In the aggregate, we expect our full-year 2023 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $220.0 million, including remediation costs at our communities resulting from recent natural disasters. We anticipate that our 2023 capital expenditures will be funded from cash on hand, cash equivalents, marketable securities, cash flows from operations, reimbursements from lessors, and approximately $20.0 million of reimbursement from our property and casualty insurance policies. As of December 31, 2022, the average age of the buildings in our consolidated senior housing portfolio was approximately 25 years. Our community-level non-development capital expenditures, net of lessor reimbursements, were $2,651 per unit in 2022, and our 2023 plans equate to approximately $3,200 per unit. The planned increase in our non-development capital expenditures, net of lessor reimbursements, for 2023 is primarily attributable to reduced lessor reimbursements under the terms of our community leases, broad inflationary pressures, increased remediation costs at our communities resulting from recent natural disasters, and increased replacements of major building systems. To support our strategy and to protect the value of our community portfolio and ensure that our communities are in appropriate physical condition, over the intermediate term, we expect that our community-level non-development capital expenditures, net of lessor reimbursements, will be at annual levels in a similar range of recent and 2023 projected per unit spend.

We have no planned development capital expenditures for 2023, as we plan to prioritize our capital expenditures on community-level non-development expenditures for the near-term in order to support our communities and execution on our strategy. Over the longer term, we will continue to invest in our development capital expenditures program through which we expand, reposition, and redevelop selected existing senior living communities where economically advantageous.

Funding our planned capital expenditures, any potential lease restructuring opportunities that we identify, or investments to support our strategy may require additional capital. We expect to continue to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities. Any such sale of additional equity securities will dilute the percentage ownership of our existing stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. Any newly issued equity securities may have rights, preferences, or privileges senior to those of our common stock. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon our plans.

Indebtedness

As of December 31, 2022, we had $3.9 billion of debt outstanding, at a weighted average interest rate of 5.08%. As of such date, 92.0%, or $3.5 billion, of our total debt obligations represented non-recourse property-level mortgage financings. As of December 31, 2022, we had approximately $2.3 billion of long-term fixed rate debt (including our $230.0 million principal amount of 2.00% convertible senior notes due 2026 and our $25.6 million principal amount of the senior amortizing notes component of the Units previously described), at a weighted average interest rate of 4.00%.

As of December 31, 2022, we had approximately $1.6 billion of long-term variable rate debt, at a weighted average interest rate of 6.68%. Increases in prevailing interest rates as a result of inflation or other factors will increase our payment obligations on our variable-rate obligations to the extent they are unhedged and may increase our future borrowing and hedging costs. In the normal course of business, we enter into interest rate agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. Although we have interest rate cap or swap agreements in place for a majority of our long-term variable-rate debt, these agreements only limit our exposure to increases in interest rates above certain levels and generally must be renewed every two to three years. As of December 31, 2022, 78% of our $1.6 billion of outstanding long-term variable rate debt is indexed to LIBOR plus a weighted average margin of 229 basis points and 22% of our outstanding long-term variable rate debt is indexed to SOFR plus a weighted average margin of 237 basis points. As of such date, $1.4 billion, or 92%, of our long-term variable rate debt is subject to interest rate cap or swap agreements, and $128.7 million of our long-term variable rate debt is not subject to any interest rate cap or swap agreements. For our LIBOR and SOFR interest rate cap and swap agreements as of December 31, 2022, the weighted average fixed interest rate is 4.14%, and the weighted average remaining term is 1.2 years. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements.

The annual aggregate scheduled maturities (including recurring principal payments) of long-term debt outstanding as of December 31, 2022 are as follows (in thousands).

Years Ending December 31,	Long-term Debt	Weighted Rate
2023	$73,176	6.47%
2024	310,214	4.70%
2025	573,885	6.41%
2026	304,779	2.64%
2027	959,872	5.53%
Thereafter	1,658,082	4.81%
Total obligations	3,880,008	5.08%
Less amount representing deferred financing costs, net	(29,866)
Total	$3,850,142

Convertible Senior Notes

On October 1, 2021, we issued $230.0 million principal amount of 2.00% convertible senior notes due 2026 (the "Notes"). We received net proceeds of $224.3 million at closing after the deduction of the initial purchasers’ discount. We used $15.9 million of the net proceeds to pay the cost of the capped call transactions described below. Additionally, we used the remaining net proceeds together with cash on hand to repay $284.4 million of long-term mortgage debt and a $45.0 million note payable.

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

The Notes and the shares of common stock issuable upon conversion of the Notes, if any, were issued to the initial purchasers in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended. The Notes were resold by the initial purchasers to persons whom the initial purchasers reasonably believed are "qualified institutional buyers," as defined in, and in accordance with, Rule 144A under the Securities Act.

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

Credit Facilities

On December 11, 2020, we entered into a revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The agreement provides a commitment amount of up to $80.0 million which can be drawn in cash or as letters of credit. The credit facility matures on January 15, 2024 and we have the option to extend the facility for two additional terms of one year each subject to the satisfaction of certain conditions. Amounts drawn under the facility will bear interest at SOFR plus an applicable margin which was 2.75% as of December 31, 2022. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of December 31, 2022. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of December 31, 2022, $72.6 million of letters of credit and no cash borrowings were outstanding under our $80.0 million secured credit facility, and the facility had $5.0 million of availability. We also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of December 31, 2022 under which $13.9 million had been issued as of that date.

Long-Term Leases

As of December 31, 2022, we operated 295 communities under long-term leases (246 operating leases and 49 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. We typically guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or leased property revenue. Approximately 89% of our community lease payments are subject to a weighted average maximum annual increase of 2.7% for community leases subject to fixed annual escalators or variable annual escalators based on the consumer price index subject to a cap. The remaining community lease payments are subject to variable annual escalators primarily based upon the change in the consumer price index. An additional 1% increase in the consumer price index would have resulted in additional cash lease payments of approximately $0.2 million for the twelve months ended December 31, 2022. We are responsible for all operating costs, including repairs, property taxes, and insurance. As of December 31, 2022, the weighted average remaining lease term of our operating and financing leases was 5.2 and 3.6 years, respectively. The lease terms generally provide for renewal or extension options from 5 to 20 years, and, in some instances, purchase options. The lease maturities of our senior housing community leases are as follows without giving effect to future renewals or extension options.

Years Ending December 31,	Community Count	Total Units
2023	35	1,468
2024	7	904
2025	121	10,289
2026	41	1,994
2027	24	2,555
Thereafter	67	3,360
Total	295	20,570

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions, and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and lease coverage ratios. Our capital expenditure plans for 2023 include required minimum spend of approximately $15.0 million for capital expenditures under certain of our community leases. We are required to spend an average of approximately $27.0 million per year for each of the following two years and approximately $19.0 million in aggregate thereafter under the initial lease terms of such leases. Our lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements and maintain insurance coverage. Certain leases contain cure provisions, which generally allow us to post an additional lease security deposit if the required covenant is not met.

Certain of our master leases contain radius restrictions, which limit our ability to own, develop, or acquire new communities within a specified distance from certain existing communities covered by such agreements. These radius restrictions could negatively affect our ability to expand, develop, or acquire senior housing communities and operating companies.

For the year ended December 31, 2022, our cash lease payments for our operating leases were $206.5 million and for our financing leases were $70.3 million. The prospective reclassification of lease costs for 16 communities from financing leases to operating leases resulted in a $22.2 million increase in minimum lease payments due for operating leases in 2023 and an offsetting decrease in minimum lease payments due for financing leases in 2023. Refer to Note 9 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about the lease reclassification. The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the consolidated balance sheet as of December 31, 2022 are as follows (in millions).

Years Ending December 31,	Operating Lease Payments	Financing Lease Payments	Total Minimum Lease Payments
2023	$233.4	$48.6	$282.0
2024	219.3	49.3	268.6
2025	217.5	37.2	254.7
2026	102.7	37.9	140.6
2027	99.6	5.8	105.4
Thereafter	135.3	24.2	159.5
Total minimum lease payments	$1,007.8	$203.0	$1,210.8

Debt and Lease Covenants

Certain of our long-term debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities or increased by deferred gains from sale-leaseback transactions and deferred entrance fee revenue. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date and a requirement contained in certain of our lease documents for us to maintain stockholders' equity of at least $400.0 million at each quarter-end determination date. As of December 31, 2022, our liquidity and our stockholders' equity were $452.6 million and $582.6 million, respectively.

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

Furthermore, our long-term debt and leases are secured by our communities and, in certain cases, a guaranty by us and/or one or more of our subsidiaries. Therefore, if an event of default has occurred under any of our debt or lease documents, subject to cure provisions in certain instances, the respective lender or lessor would have the right to declare all the related outstanding amounts of indebtedness or cash lease obligations immediately due and payable, to foreclose on our mortgaged communities, to terminate our leasehold interests, to foreclose on other collateral securing the indebtedness and leases, to discontinue our operation of leased communities, and/or to pursue other remedies available to such lender or lessor. Further, an event of default could trigger cross-default provisions in our other debt and lease documents (including documents with other lenders or lessors). We cannot provide assurance that we would be able to pay the debt or lease obligations if they became due upon acceleration following an event of default.

As of December 31, 2022, we are in compliance with the financial covenants of our debt agreements and long-term leases.

Summary of Contractual Obligations

The following table presents a summary of our material indebtedness and lease obligations, as of December 31, 2022.

	Payments Due during the Years Ending December 31,
(in millions)	2023	2024	2025	2026	2027	Thereafter	Total

Principal on long-term debt(1)	$73.2	$310.2	$573.9	$304.8	$959.9	$1,658.0	$3,880.0
Interest on long-term debt(2)	196.8	190.9	167.0	140.5	113.8	140.8	949.8
Long-term debt obligations	270.0	501.1	740.9	445.3	1,073.7	1,798.8	4,829.8
Lease obligations(3)	282.0	268.6	254.7	140.6	105.4	159.5	1,210.8
Total long-term debt and lease obligations	$552.0	$769.7	$995.6	$585.9	$1,179.1	$1,958.3	$6,040.6

(1)Excludes deferred financing costs of $29.9 million as of December 31, 2022.
(2)Represents contractual interest for all fixed-rate obligations and interest on variable rate instruments at the December 31, 2022 rate applicable for each instrument excluding the impact of interest rate cap and swap agreements. As of December 31, 2022, our long-term variable rate debt had a weighted average interest rate of 6.68%. We are subject to market risks from changes in interest rates and increases in prevailing interest rates would increase our payment obligations on our variable-rate obligations.
(3)Reflects future minimum lease payments prior to giving effect to variable payments.

Critical Accounting Estimates

The preparation of our financial statements in conformity with GAAP, requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. We believe the following accounting estimates are the most critical as they require assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate, or different estimates that could have been selected, could have a material impact on our consolidated results of operations or financial condition. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Our significant accounting policies are discussed in Note 2 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

Long-Lived Asset Impairment

As of December 31, 2022, our long-lived assets were comprised primarily of $4.5 billion and $0.6 billion of net property, plant and equipment and leasehold intangibles and operating lease right-of-use assets, respectively.

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

During 2022, 2021, and 2020, we evaluated long-lived depreciable assets and lease right-of-use assets and determined that the carrying amount of these assets exceeded the undiscounted cash flows for certain of our communities. Estimated fair values were determined for these certain properties and we recorded asset impairment charges. The following is a summary of asset impairment expense for these assets.

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Operating lease right-of-use assets	$13.7	$16.6	$76.3
Property, plant and equipment and leasehold intangibles, net	15.9	6.4	29.3
Total	$29.6	$23.0	$105.6

These impairment charges are primarily due to the COVID-19 pandemic and lower than expected operating performance at these communities and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value. In arriving at our cash flow projections, we considered our estimates of the impacts of the pandemic. Management’s estimates of the impacts of the pandemic are highly dependent on variables that are difficult to predict, as further described in Note 3 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data." Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.

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

Self-Insurance Liability Accruals

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our owned, leased, and managed communities under a master insurance program, our current policies provide for deductibles for each claim and contain various exclusions from coverage. We use our wholly-owned captive insurance company for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs. Accordingly, we are, in effect, self-insured for claims that are less than the deductible amounts, for claims that exceed the funding level of our wholly-owned captive insurance company, and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits. In addition, we maintain a high-deductible workers' compensation program. Third-party insurers are responsible for claim costs above program deductibles and retentions.

Outstanding losses and expenses for general liability, professional liability, and workers' compensation are estimated based on the recommendations of independent actuaries and management's estimates. The actuarial methods develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. We review the adequacy of our accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third-party administrator estimates, consultants, advice from legal counsel, and industry data, and adjust accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. These estimates require significant judgment, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. Subsequent changes in actual experience are monitored and estimates are updated as information becomes available.

As of December 31, 2022, we accrued reserves of $104.0 million for general liability, professional liability, and workers' compensation programs. During the years ended December 31, 2022, 2021, and 2020, we reduced our estimate of the amount of aggregate accrued liabilities for these programs based on recent claims experience, resulting in decreases to operating expenses by $12.0 million, $14.2 million, and $4.2 million, respectively.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP performance measure that we define as net income (loss) excluding: benefit/provision for income taxes, non-operating income/expense items, and depreciation and amortization; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, cost reduction, or organizational restructuring items that management does not consider as part of our underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include non-cash impairment charges, gain/loss on facility operating lease termination, operating lease expense adjustment, non-cash stock-based compensation expense, gain/loss on sale of communities, and transaction and organizational restructuring costs. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Years Ended December 31,
(in thousands)	2022	2021
Net income (loss)	$(238,340)	$(99,364)
Provision (benefit) for income taxes	(1,559)	(8,163)
Equity in (earnings) loss of unconsolidated ventures	10,782	(10,394)
Loss (gain) on debt modification and extinguishment, net	1,357	1,932
Non-operating loss (gain) on sale of assets, net	(595)	(288,835)
Other non-operating (income) loss	(12,114)	(5,903)
Interest expense	204,717	195,140
Interest income	(6,935)	(1,349)
Income (loss) from operations	(42,687)	(216,936)
Depreciation and amortization	347,444	337,613
Asset impairment	29,618	23,003
Loss (gain) on sale of communities, net	(73,850)	—
Loss (gain) on facility operating lease termination, net	—	(2,003)
Operating lease expense adjustment	(34,896)	(23,280)
Non-cash stock-based compensation expense	14,466	16,270
Transaction and organizational restructuring costs	1,210	3,809
Adjusted EBITDA(1)	$241,305	$138,476

(1)Adjusted EBITDA includes $80.5 million and $12.4 million benefit for the years ended December 31, 2022 and 2021, respectively, of government grants and credits recognized in other operating income.

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Years Ended December 31,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$3,281	$(94,634)
Net cash provided by (used in) investing activities	(67,429)	181,457
Net cash provided by (used in) financing activities	100,382	(113,657)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$36,234	$(26,834)

Net cash provided by (used in) operating activities	$3,281	$(94,634)
Distributions from unconsolidated ventures from cumulative share of net earnings	(561)	(6,191)
Changes in operating lease assets and liabilities for lease termination	—	2,380
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(13,718)	(30,965)
Non-development capital expenditures, net	(168,166)	(137,410)
Payment of financing lease obligations	(22,221)	(19,874)
Adjusted Free Cash Flow(1)	$(201,385)	$(286,694)

(1) Adjusted Free Cash Flow includes:
•$69.5 million and $3.9 million benefit for the years ended December 31, 2022 and 2021, respectively, from government grants and credits received.
•$3.1 million and $20.8 million recoupment for the years ended December 31, 2022 and 2021, respectively, of accelerated/advanced Medicare payments.
•$31.6 million paid during both the years ended December 31, 2022 and 2021, for deferred payroll taxes for the year ended December 31, 2020.
•$1.2 million and $3.8 million for the years ended December 31, 2022 and 2021, respectively, for transaction and organizational restructuring costs.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of December 31, 2022, 59.6%, or $2.3 billion, of our long-term debt had a weighted average fixed interest rate of 4.00%. As of December 31, 2022, we had $1.6 billion of long-term variable rate debt, at a weighted average interest rate of 6.68%.

In the normal course of business, we enter into certain interest rate cap and swap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of December 31, 2022, 78%, of our $1.6 billion of outstanding long-term variable rate debt is indexed to LIBOR plus a weighted average margin of 229 basis points and 22% of our outstanding long-term variable rate debt is indexed to SOFR plus a weighted average margin of 237 basis points. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in LIBOR or SOFR. As of December 31, 2022, $1.4 billion, or 92%, of our long-term variable rate debt is subject to interest rate cap or swap agreements and $128.7 million of our variable rate debt is not subject to any interest rate cap or swap agreements. For our LIBOR and SOFR interest rate cap and swap agreements as of December 31, 2022, the weighted average fixed interest rate is 4.14%, and the weighted average remaining term is 1.2 years. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in LIBOR and SOFR as of December 31, 2022.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$4.4
200	6.1
500	10.9
1,000	17.5

(1)Amounts are after consideration of interest rate cap and swap agreements in place as of December 31, 2022, for which the weighted average remaining term is 1.2 years.

Item 8.    Financial Statements and Supplementary Data

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Brookdale Senior Living Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

Evaluation of Property, Plant and Equipment and Leasehold Intangibles, Net and Operating Lease Right-of-Use Assets for Impairment
Description of the Matter	As of December 31, 2022, the Company's consolidated balance sheet included property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets of $4.5 billion and $0.6 billion, respectively. As discussed in Notes 2 and 5 to the consolidated financial statements, property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets are routinely evaluated for indicators of impairment. For property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets with indicators of impairment, the Company compares the estimated undiscounted future cash flows of each long-lived asset group to its carrying amount. If the long-lived asset group's carrying amount exceeds its estimated undiscounted future cash flows, the fair value of the long-lived asset group is then estimated by management and compared to its carrying amount. An impairment charge is recognized on these long-lived assets when carrying amount exceeds fair value.

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
February 22, 2023

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Brookdale Senior Living Inc.

Opinion on Internal Control over Financial Reporting

We have audited Brookdale Senior Living Inc.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Brookdale Senior Living Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 22, 2023

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$398,850	$347,031
Marketable securities	48,680	182,393
Restricted cash	27,735	26,845
Accounts receivable, net	55,761	51,137
Assets held for sale	—	3,642
Prepaid expenses and other current assets, net	106,067	87,946
Total current assets	637,093	698,994
Property, plant and equipment and leasehold intangibles, net	4,535,702	4,904,292
Operating lease right-of-use assets	597,130	630,423
Restricted cash	47,963	64,438
Investment in unconsolidated ventures	55,333	67,424
Goodwill	27,321	27,321
Deferred tax asset	1,604	279
Other assets, net	34,916	17,296
Total assets	$5,937,062	$6,410,467
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$66,043	$63,125
Current portion of financing lease obligations	24,059	22,151
Current portion of operating lease obligations	176,758	148,642
Trade accounts payable	71,000	76,125
Accrued expenses	237,148	254,831
Refundable fees and deferred revenue	66,197	67,080
Total current liabilities	641,205	631,954
Long-term debt, less current portion	3,784,099	3,778,087
Financing lease obligations, less current portion	224,801	532,136
Operating lease obligations, less current portion	616,973	681,876
Other liabilities	85,831	86,791
Total liabilities	5,352,909	5,710,844
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2022 and 2021; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at December 31, 2022 and 2021; 197,776,991 and 197,485,318 shares issued and 187,249,466 and 186,957,793 shares outstanding (including 422,542 and 1,549,059 unvested restricted shares), respectively	1,978	1,975
Additional paid-in-capital	4,332,302	4,208,675
Treasury stock, at cost; 10,527,525 shares at December 31, 2022 and 2021	(102,774)	(102,774)
Accumulated deficit	(3,648,901)	(3,410,474)
Total Brookdale Senior Living Inc. stockholders' equity	582,605	697,402
Noncontrolling interest	1,548	2,221
Total equity	584,153	699,623
Total liabilities and equity	$5,937,062	$6,410,467
See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Resident fees	$2,585,529	$2,543,848	$2,892,567
Management fees	12,020	20,598	130,690
Reimbursed costs incurred on behalf of managed communities	147,361	181,445	401,189
Other operating income	80,469	12,368	115,749
Total revenue and other operating income	2,825,379	2,758,259	3,540,195

Facility operating expense (excluding facility depreciation and amortization of $324,904, $313,830, and $334,768, respectively)	2,083,605	2,075,863	2,341,859
General and administrative expense (including non-cash stock-based compensation expense of $14,466, $16,270, and $20,747, respectively)	168,594	184,916	206,575
Facility operating lease expense	165,294	174,358	224,033
Depreciation and amortization	347,444	337,613	359,226
Asset impairment	29,618	23,003	107,308
Loss (gain) on sale of communities, net	(73,850)	—	—
Loss (gain) on facility operating lease termination, net	—	(2,003)	(2,303)
Costs incurred on behalf of managed communities	147,361	181,445	401,189
Income (loss) from operations	(42,687)	(216,936)	(97,692)

Interest income	6,935	1,349	4,799
Interest expense:
Debt	(157,869)	(141,409)	(153,817)
Financing lease obligations	(48,061)	(46,282)	(48,534)
Amortization of deferred financing costs	(6,446)	(7,297)	(6,203)
Change in fair value of derivatives	7,659	(152)	(225)
Gain (loss) on debt modification and extinguishment, net	(1,357)	(1,932)	10,896
Equity in earnings (loss) of unconsolidated ventures	(10,782)	10,394	(2,107)
Non-operating gain (loss) on sale of assets, net	595	288,835	374,532
Other non-operating income (loss)	12,114	5,903	5,648
Income (loss) before income taxes	(239,899)	(107,527)	87,297
Benefit (provision) for income taxes	1,559	8,163	(5,352)
Net income (loss)	(238,340)	(99,364)	81,945
Net (income) loss attributable to noncontrolling interest	(87)	74	74
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(238,427)	$(99,290)	$82,019

Net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders:
Basic	$(1.25)	$(0.54)	$0.45
Diluted	$(1.25)	$(0.54)	$0.44
Weighted average common shares outstanding:
Basic	190,463	184,975	183,498
Diluted	190,463	184,975	184,386
See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Total equity, balance at beginning of period	$699,623	$802,729	$698,725
Common stock:
Balance at beginning of period	$1,975	$1,983	$1,996
Issuance of common stock under Associate Stock Purchase Plan	—	—	2
Restricted stock and restricted stock units, net	9	(1)	(9)
Shares withheld for employee taxes	(6)	(7)	(6)
Balance at end of period	$1,978	$1,975	$1,983
Additional paid-in-capital:
Balance at beginning of period	$4,208,675	$4,212,409	$4,172,099
Compensation expense related to restricted stock grants	14,466	16,270	20,747
Issuance of common stock under Associate Stock Purchase Plan	—	699	638
Issuance of tangible equity units, net of issuance costs	113,457	—	—
Purchase of capped call transactions	—	(15,916)	—
Issuance of warrants	—	—	22,883
Restricted stock and restricted stock units, net	(9)	1	9
Shares withheld for employee taxes	(4,287)	(4,813)	(4,037)
Other, net	—	25	70
Balance at end of period	$4,332,302	$4,208,675	$4,212,409
Treasury stock:
Balance at beginning of period	$(102,774)	$(102,774)	$(84,651)
Purchase of treasury stock	—	—	(18,123)
Balance at end of period	$(102,774)	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(3,410,474)	$(3,311,184)	$(3,393,088)
Cumulative effect of change in accounting principle	—	—	(115)
Net income (loss)	(238,427)	(99,290)	82,019
Balance at end of period	$(3,648,901)	$(3,410,474)	$(3,311,184)
Noncontrolling interest:
Balance at beginning of period	$2,221	$2,295	$2,369
Net income (loss) attributable to noncontrolling interest	87	(74)	(74)
Noncontrolling interest distribution	(760)	—	—
Balance at end of period	$1,548	$2,221	$2,295
Total equity, balance at end of period	$584,153	$699,623	$802,729
Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	186,958	187,804	192,129
Issuance of common stock under Associate Stock Purchase Plan	—	124	224
Restricted stock and restricted stock units, net	911	(159)	(830)
Shares withheld for employee taxes	(620)	(811)	(656)
Purchase of treasury stock	—	—	(3,063)
Balance at end of period	187,249	186,958	187,804

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(238,340)	$(99,364)	$81,945
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on debt modification and extinguishment, net	1,357	1,932	(10,896)
Depreciation and amortization, net	353,890	344,910	365,429
Asset impairment	29,618	23,003	107,308
Equity in (earnings) loss of unconsolidated ventures	10,782	(10,394)	2,107
Distributions from unconsolidated ventures from cumulative share of net earnings	561	6,191	766
Amortization of entrance fees	(2,307)	(1,758)	(2,122)
Proceeds from deferred entrance fee revenue	4,222	3,562	734
Deferred income tax (benefit) provision	(1,324)	(9,837)	(5,840)
Operating lease expense adjustment	(34,896)	(23,280)	(136,276)
Change in fair value of derivatives	(7,659)	152	225
Loss (gain) on sale of assets, net	(74,445)	(288,835)	(374,532)
Loss (gain) on facility operating lease termination, net	—	(2,003)	(2,303)
Non-cash stock-based compensation expense	14,466	16,270	20,747
Property and casualty insurance income	(11,379)	(4,689)	(2,777)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,624)	502	24,277
Prepaid expenses and other assets, net	(21,240)	(15,483)	24,707
Trade accounts payable and accrued expenses	(27,185)	(54,032)	27,294
Refundable fees and deferred revenue	(1,934)	(10,066)	62,614
Operating lease assets and liabilities for lessor capital expenditure reimbursements	13,718	30,965	22,242
Operating lease assets and liabilities for lease termination	—	(2,380)	—
Net cash provided by (used in) operating activities	3,281	(94,634)	205,649
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	355	(100)	3,569
Purchase of marketable securities	(263,669)	(362,257)	(378,269)
Sale and maturities of marketable securities	398,752	352,988	275,000
Capital expenditures, net of related payables	(196,924)	(176,657)	(185,871)
Acquisition of assets	(6,004)	—	(472,193)
Investment in unconsolidated ventures	(218)	(5,436)	(4,082)
Distributions received from unconsolidated ventures	966	37,113	—
Proceeds from sale of assets, net	4,653	334,006	331,316
Proceeds from notes receivable	—	1,800	5,419
Other	(5,340)	—	—
Net cash provided by (used in) investing activities	(67,429)	181,457	(425,111)
Cash Flows from Financing Activities
Proceeds from debt	254,259	352,962	963,099
Repayment of debt and financing lease obligations	(281,185)	(441,571)	(538,859)
Proceeds from line of credit	—	—	166,381
Repayment of line of credit	—	—	(166,381)
Proceeds from issuance of tangible equity units	139,438	—	—
Purchase of treasury stock, net of related payables	—	—	(18,123)
Purchase of capped call transactions	—	(15,916)	—
Payment of financing costs, net of related payables	(7,077)	(3,904)	(19,649)
Payments of employee taxes for withheld shares	(4,293)	(4,820)	(4,037)
Other	(760)	(408)	482
Net cash provided by (used in) financing activities	100,382	(113,657)	382,913
Net increase (decrease) in cash, cash equivalents, and restricted cash	36,234	(26,834)	163,451
Cash, cash equivalents, and restricted cash at beginning of period	438,314	465,148	301,697
Cash, cash equivalents, and restricted cash at end of period	$474,548	$438,314	$465,148

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 673 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care and services in an environment that feels like home. As of December 31, 2022, the Company owned 346 communities, representing a majority of the Company's community portfolio, leased 295 communities, and managed 32 communities.

On July 1, 2021, the Company sold 80% of its equity in its Health Care Services segment. The accompanying consolidated financial statements include the results of operations and cash flows of the Health Care Services segment through June 30, 2021. For periods beginning July 1, 2021, the results and financial position of the Health Care Services segment were deconsolidated from the Company's consolidated financial statements and its 20% equity interest in the Health Care Services venture (the "HCS Venture") is accounted for under the equity method of accounting.

2. Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The significant accounting policies are summarized below:

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

Lease Accounting

The Company, as lessee, recognizes a right-of-use asset and a lease liability on the Company's consolidated balance sheet for its long-term leases. As of the commencement date of a lease, a lease liability and corresponding right-of-use asset is established on the Company's consolidated balance sheet at the estimated present value of future minimum lease payments. The Company's community leases generally contain fixed annual rent escalators or annual rent escalators based on an index, such as the consumer price index. The future minimum lease payments recognized on the consolidated balance sheet include fixed payments (including in-substance fixed payments) and variable payments estimated utilizing the index or rate on the lease commencement date. The Company recognizes lease expense as incurred for additional variable payments. For the Company's leases that do not contain an implicit rate, the Company utilizes its estimated incremental borrowing rate to determine the present value of lease payments based on information available at commencement of the lease. The Company's estimated incremental borrowing rate reflects the fixed rate at which the Company could borrow a similar amount for the same term on a collateralized basis. For accounting purposes, renewal or extension options are included in the lease term at lease inception or modification when it is reasonably certain that the Company will exercise the option. The Company elected the short-term lease exception policy which permits leases with an initial term of 12 months or less to not be recorded on the Company's consolidated balance sheet.

The Company, as lessee, makes a determination with respect to each of its leases as to whether each should be accounted for as an operating lease or financing lease. The classification criteria is based on estimates regarding the fair value of the leased asset, minimum lease payments, effective cost of funds, economic life of the asset, and certain other terms in the lease agreements.

Lease right-of-use assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of right-of-use assets are assessed by a comparison of the carrying amount of the asset group to the estimated future undiscounted net cash flows expected to be generated by the asset group, calculated utilizing the lowest level of identifiable cash flows. If estimated future undiscounted net cash flows are less than the carrying amount of the asset group then the fair value of the asset is estimated. The impairment loss is determined by comparing the estimated fair value of the asset to its carrying amount, with any amount in excess of fair value recognized as an impairment loss in the current period. Undiscounted cash flow projections and estimates of fair value amounts are based on a number of assumptions such as revenue and expense growth rates and estimated lease coverage ratios (Level 3).

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

For sale‑leaseback transactions in which the Company has not transferred control of the underlying asset, the Company does not recognize an asset sale or derecognize the underlying asset until control is transferred. For such transactions, the Company recognizes the underlying assets within assets under financing leases as a component of property, plant and equipment and leasehold intangibles, net on the consolidated balance sheets and continues to depreciate the assets over their useful lives. Additionally, the Company accounts for any amounts received as a financing lease liability and the Company recognizes interest expense on the financing lease liability utilizing the effective interest method with the interest expense limited to an amount that is not greater than the cash payments on the financing lease liability over the term of the lease. The Company reviews for sale accounting whenever events or changes in circumstances indicate that control may have been transferred and the Company recognizes an asset sale and lease accounting is applied if the Company has transferred control of the underlying asset. When an asset sale is recognized for such transactions, the Company removes the transferred assets and financing lease liability from the consolidated balance sheet and a gain or loss on the sale is recognized for the difference between the carrying amount of the asset and the financing lease liability.

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

Deferred Financing Costs

Costs and fees incurred with third parties that directly relate to obtaining new long-term debt (excluding the Company's line-of-credit discussed further below) are recorded as a direct adjustment to the carrying amount of long-term debt. The Company amortizes deferred financing costs on a straight-line basis, which approximates the effective yield method over the term of the related debt.

The Company presents deferred financing costs related to line-of-credit facilities as an asset on the consolidated balance sheet, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

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

Certain of the Company's employee stock-based awards vest only upon the achievement of performance conditions. The Company recognizes compensation cost only when achievement of performance conditions is considered probable. Consequently, the Company’s determination of the amount of stock-based compensation expense requires judgment in estimating the probability of achievement of these performance conditions. Performance conditioned awards that vest dependent upon attainment of various levels of performance that equal or exceed threshold levels generally vest based upon performance at the end of a three-year performance period. The number of shares that ultimately vest can range from 0% to 150% of the stock-based awards granted depending on the level of achievement of the performance criteria.

Certain of the Company's employee stock-based awards vest only upon the achievement of a market condition where the measurement period is three years and vesting of the awards is based on the Company's level of attainment of a specified total stockholder return relative to the percentage appreciation of a specified index of companies for the respective three-year measurement period. Compensation expense for awards with market conditions is recognized over the service period, which is generally four years, and the actual achievement of the market condition does not impact expense recognition. The Company uses a Monte Carlo valuation model to estimate the grant date fair value of such awards. Depending on the results achieved during the three-year measurement period, the number of shares that ultimately vest may range from 0% to 150% of the stock-based awards granted. The expected volatility of the Company's common stock at the date of grant is estimated based on a historical average volatility rate for the approximate three-year performance period and the estimated expected weighted average volatility was 76.0% and 42.5% for awards granted in 2022 and 2020, respectively. The risk-free interest rate assumption is based on observed interest rates consistent with the approximate three-year measurement period and the estimated weighted average risk free interest rate was 1.8% and 1.4% for awards granted in 2022 and 2020, respectively.

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

Investment in Unconsolidated Ventures

The initial carrying amount of investment in unconsolidated ventures is based on the amount paid to purchase the investment or its fair value in the case of a retained noncontrolling interest upon deconsolidation of a former subsidiary. The Company's reported share of earnings of an unconsolidated venture is adjusted for the impact, if any, of basis differences between its carrying amount of the equity investment and its share of the venture's underlying assets.

Distributions received from an investee are recognized as a reduction in the carrying amount of the investment. If distributions are received from an investee that would reduce the carrying amount of an equity method investment below zero, the Company evaluates the facts and circumstances of the distributions to determine the appropriate accounting for the excess distribution, including an evaluation of the source of the proceeds and implicit or explicit commitments to fund the investee. The excess distribution is either recorded as a gain on investment, or in instances where the source of proceeds is from financing activities or the Company has a significant commitment to fund the investee, the excess distribution would result in an equity method liability, and the Company would continue to record its share of the investee's earnings and losses.

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

Self-Insurance Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the Company maintains general liability and professional liability insurance policies for its owned, leased, and managed communities under a master insurance program, the Company's current policies provide for deductibles for each claim and contain various exclusions from coverage. The Company uses its wholly-owned captive insurance company for the purpose of insuring certain portions of its risk retention under its general and professional liability insurance programs. Accordingly, the Company is, in effect, self-insured for claims that are less than the deductible amounts, for claims that exceed the funding level of the Company’s wholly-owned captive insurance company, and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits. In addition, the Company maintains a high deductible workers' compensation program and a self-insured employee medical program.

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

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional guidance for a limited period of time through December 31, 2022 to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or other reference rates expected to be discontinued. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848), which deferred the sunset date of this guidance to December 31, 2024. The guidance may be elected over time and the Company elected the optional practical expedient provided by ASU 2020-04 for debt contract modifications related to the discontinuation of reference rates. The adoption of the optional expedient has not had and is not expected to have a material impact on the Company's consolidated financial statements.

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

3. COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted the Company's occupancy and resident fee revenue beginning in March 2020, resulted in incremental direct costs to respond to the pandemic, and for the year ended December, 31, 2021, resulted in net cash used in operating activities. The health and wellbeing of the Company's residents and associates has been and continues to be its highest priority.

Government Provided Financial Relief. The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), signed into law on March 27, 2020, and Paycheck Protection Program and Health Care Enhancement Act, signed into law on April 24, 2020, provided liquidity and financial relief to certain businesses, among other things. Certain impacts of such programs are provided below.

•During the years ended December 31, 2022, 2021, and 2020, the Company accepted $61.1 million, $0.8 million, and $109.8 million, respectively, of cash from grants from the Public Health and Social Services Emergency Fund ("Provider Relief Fund") administered by U.S. Department of Health and Human Services, under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19.

•During the year ended December 31, 2020, the Company received $87.5 million under the Accelerated and Advance Payment Program administered by the Centers for Medicare & Medicaid Services ("CMS"), $75.2 million of which related to its former Health Care Services segment and $12.3 million of which related to its CCRCs segment. During the years ended December 31, 2022 and 2021, $3.1 million and $20.8 million, respectively, of the advanced payments were recouped per the terms of the program. Pursuant to the sale of 80% of the Company's equity in its Health Care Services segment (as described in Note 4), $63.6 million of such obligations related to its former Health Care Services segment were retained by the unconsolidated HCS Venture. As of December 31, 2022, the Company has no remaining obligations under the program.

•During the year ended December 31, 2020, the Company deferred payment of $72.7 million of the employer portion of social security payroll taxes incurred from March 27, 2020 through December 31, 2020 pursuant to the CARES Act. Pursuant to the sale of 80% of the Company's equity in its Health Care Services segment, $9.6 million of such obligations related to its former Health Care Services segment were retained by the unconsolidated HCS Venture. In both December 2021 and 2022, the Company paid $31.6 million of its retained deferred amount. As of December 31, 2022, the Company has no remaining obligations for the deferred payroll tax program.

•The Company was eligible to claim the employee retention credit on wages paid from March 12, 2020 to December 31, 2021 for certain of its associates under the CARES Act and subsequent legislation. During the year ended December 31, 2021, the Company recognized $9.9 million of employee retention credits on wages paid from March 12, 2020 to December 31, 2020 within other operating income, for which the Company has received $4.6 million in cash as of December 31, 2022. During the year ended December 31, 2022, the Company recognized $9.4 million of employee retention credits on wages paid in 2021 within other operating income. The Company has a receivable for $14.7 million and $6.5 million included within prepaid expenses and other current assets, net on the consolidated balance sheets as of December 31, 2022 and 2021, respectively.

In addition to the grants previously described, during the years ended December 31, 2022, 2021, and 2020, the Company recognized $10.0 million, $1.7 million, and $5.9 million, respectively, of other operating income from grants from other government sources.

The Company cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on its business, results of operations, cash flow, and liquidity, and its response efforts may delay or negatively impact its strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease; the impact of COVID-19 on the nation's economy and debt and equity markets and the local economies in the Company's markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including the Company's ability to qualify for and satisfy the terms and conditions of financial relief; restrictions on visitors and move-ins at the Company's communities as a result of infections at a community or as necessary to comply with regulatory requirements or at the direction of authorities having jurisdiction; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and the Company's ability to adapt its sales and marketing efforts to meet that demand; the impact of COVID-19 on the Company's residents' and their families' ability to afford its resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of the Company's new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in the Company's communities; the duration and costs of the Company's response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan, and other expenses; greater use of contract labor and other premium labor due to COVID-19 and general labor market conditions; the impact of COVID-19 on the Company's ability to complete financings and refinancings of various assets, or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in its debt and lease documents; increased regulatory requirements, including the costs of unfunded, mandatory testing of residents and associates and provision of test kits to the Company's health plan participants; increased enforcement actions resulting from COVID-19; government action that may limit the Company's collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or the Company's response efforts.

4. Acquisitions, Dispositions, and Other Significant Leasing Transactions

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

Community Transactions

The Company entered into transactions with Ventas, Inc. ("Ventas"), announced on July 27, 2020, and Healthpeak Properties, Inc. ("Healthpeak"), announced on October 1, 2019, which together restructured a significant portion of the Company's triple-net lease obligations. As a result of the transactions with Healthpeak, as well as other community transactions, the Company acquired 28 communities that the Company formerly leased and sold substantially all of its ownership interests in unconsolidated senior housing ventures during 2020 through 2022. Additionally, the Company completed the disposition of 22 communities from 2020 to 2022 through the sale of seven owned communities, the conveyance of five communities to Ventas, and the termination of the Company's triple-net lease obligations on 10 communities (five in 2020, two in 2021, and three in 2022).

The following table sets forth the amounts included within the Company's consolidated financial statements for the 22 communities that it disposed of through sales, conveyances, and lease terminations for the years ended December 31, 2022, 2021, and 2020 through the respective disposition dates.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Resident fees
Assisted Living and Memory Care	$6,653	$21,702	$41,585
CCRCs	(75)	6,471	29,203
Senior housing resident fees	$6,578	$28,173	$70,788
Facility operating expense
Assisted Living and Memory Care	$6,132	$20,233	$37,291
CCRCs	276	7,680	30,310
Senior housing facility operating expense	$6,408	$27,913	$67,601

Completed Dispositions of Owned Communities

During the year ended December 31, 2022, the Company completed the sale of two owned communities for cash proceeds of $4.4 million, net of transaction costs. During the year ended December 31, 2021, the Company completed the sale of three owned communities for cash proceeds of $16.5 million, net of transaction costs. In addition to the conveyance of five communities to Ventas, during the year ended December 31, 2020, the Company completed the sale of two owned communities for cash proceeds of $38.1 million, net of transaction costs.

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

•On the Effective Date, the Company issued to Ventas a warrant (the "Warrant") to purchase 16.3 million shares of the Company’s common stock, $0.01 par value per share, at a price per share of $3.00. The Warrant is exercisable at Ventas' option at any time and from time to time, in whole or in part, until December 31, 2025. The exercise price and the number of shares issuable on exercise of the Warrant are subject to certain anti-dilution adjustments, including for cash dividends, stock dividends, stock splits, reclassifications, non-cash distributions, certain repurchases of common stock and business combination transactions. To the extent that the number of shares owned by Ventas (including shares underlying the Warrant) would be more than 9.6% of the total combined voting power of all the Company’s classes of capital stock or of the total value of shares of all the Company’s classes of capital stock (the "Ownership Cap") (other than as a result of actions taken by Ventas), the Company would generally be required to repurchase the number of shares necessary to avoid Ventas exceeding the Ownership Cap unless Ventas makes an election to require the Company to pay Ventas cash in lieu of issuing shares pursuant to the Warrant in excess of the Ownership Cap. The Warrant and the shares issuable upon exercise thereof were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. On the Effective Date, the parties entered into a Registration Rights Agreement, pursuant to which Ventas and its permitted transferees are entitled to certain registration rights. Pursuant to the terms of the agreement, the Company filed a shelf registration statement with the SEC with respect to the shares of common stock underlying the Warrant, which was declared effective on August 17, 2020. Ventas is entitled to customary underwritten offering, piggyback, and additional demand registration rights with respect to the shares underlying the Warrant.

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

Healthpeak CCRC Venture and Master Lease Transactions

On October 1, 2019, the Company entered into definitive agreements, including a Master Transactions and Cooperation Agreement (the "MTCA") and an Equity Interest Purchase Agreement (the "Equity Purchase Agreement"), providing for a multi-part transaction with Healthpeak. The parties subsequently amended the agreements to include one additional entry fee CCRC community as part of the sale of the Company's interest in its unconsolidated entry fee CCRC venture with Healthpeak (the "CCRC Venture") (rather than removing the community from the CCRC Venture for joint marketing and sale). The components of the multi-part transaction included:

•CCRC Venture Transaction. Pursuant to the Equity Purchase Agreement, on January 31, 2020, Healthpeak acquired the Company's 51% ownership interest in the CCRC Venture, which held 14 entry fee CCRCs, for a total purchase price of $289.2 million, net of a $5.9 million post-closing net working capital adjustment paid to Healthpeak during the three months ended June 30, 2020 (representing an aggregate valuation of $1.06 billion less portfolio debt, subject to a net working capital adjustment). The $289.2 million of cash received from Healthpeak is presented within net cash used in investing activities for the year ended December 31, 2020. The Company recognized a $369.8 million gain on sale of assets for the year ended December 31, 2020, and the Company derecognized the net equity method liability for the sale of the ownership interest in the CCRC Venture. At the closing, the parties terminated the Company's existing management agreements with the 14 entry fee CCRCs, Healthpeak paid the Company a $100.0 million management agreement termination fee, and the Company transitioned operations of the entry fee CCRCs to a new operator. The Company recognized $100.0 million of management fee revenue for the three months ended March 31, 2020 for the management termination fee. Prior to the January 31, 2020 closing, the parties moved the remaining two entry fee CCRCs into a new unconsolidated venture on substantially the same terms as the CCRC Venture to accommodate the sale of such two communities.

•Master Lease Transactions. Pursuant to the MTCA, on January 31, 2020, the parties amended and restated the existing master lease pursuant to which the Company continued to lease 25 communities from Healthpeak, and the Company acquired 18 formerly leased communities from Healthpeak, at which time the 18 communities were removed from the master lease. At the closing, the Company paid $405.5 million to acquire such communities and to reduce its annual rent under the amended and restated master lease. The $405.5 million of cash paid to Healthpeak and $1.7 million of direct acquisition costs are presented within net cash used in investing activities for the year ended December 31, 2020. The Company funded the community acquisitions with $192.6 million of non-recourse mortgage financing and the proceeds from the multi-part transaction. In addition, Healthpeak agreed to terminate the lease for one leased community, which occurred during December 2020. As a result of the lease termination, the Company recognized a $2.3 million gain on lease termination during the year ended December 31, 2020 for the amount by which the lease obligations exceeded the net carrying amount of the Company's assets under the operating lease as of the lease termination date. With respect to the continuing 24 communities, the Company's amended and restated master lease: (i) has an initial term to expire on December 31, 2027; (ii) the initial annual base rent for the 24 communities is $41.7 million and is subject to an escalator of 2.4% per annum on April 1st of each year; and (iii) Healthpeak agreed to make available up to $35.0 million for capital expenditures for a five-year period related to the 24 communities at an initial lease rate of 7.0%. As a result of the community acquisition transaction, the Company recognized a $19.7 million gain on debt extinguishment during the year ended December 31, 2020 and derecognized the $105.1 million carrying amount of financing lease obligations for eight communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement. During March 2020, the Company obtained $30.0 million of additional mortgage financing on the acquired communities.

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

Marketable Securities

As of December 31, 2022 and 2021, marketable securities of $48.7 million and $182.4 million, respectively, are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

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

Interest Rate Derivatives

The Company's derivative assets include interest rate cap and swap instruments that effectively manage the risk above certain interest rates for a portion of the Company's long-term variable rate debt. The Company has not designated the interest rate cap and swap instruments as hedging instruments and as such, changes in the fair value of the instruments are recognized in earnings in the period of the change. The interest rate derivative positions are valued using models developed by the respective counterparty that use as their basis readily available observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy. The Company considers the credit risk of its counterparties when evaluating the fair value of its derivatives.

The following table summarizes the Company's LIBOR and Secured Overnight Financing Rate ("SOFR") interest rate cap instruments as of December 31, 2022.

($ in thousands)
Current notional balance	$1,231,920
Weighted average fixed cap rate	4.34%
Earliest maturity date	2023
Latest maturity date	2025
Weighted average remaining term	1.2 years
Estimated asset fair value (included in other assets, net) at December 31, 2022	$10,599
Estimated asset fair value (included in other assets, net) at December 31, 2021	$313

The following table summarizes the Company's SOFR interest rate swap instrument, purchased in November 2022, as of December 31, 2022.

($ in thousands)
Current notional balance	$220,000
Fixed interest rate	3.00%
Remaining term	1.3 years
Estimated asset fair value (included in other assets, net) at December 31, 2022	$4,834

Long-term debt

The Company estimates the fair value of its debt primarily using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. The Company had outstanding long-term debt with a carrying amount of approximately $3.9 billion and $3.8 billion as of December 31, 2022 and 2021, respectively. Fair value of the long-term debt is approximately $3.4 billion as of December 31, 2022 and approximates the carrying amount as of December 31, 2021. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

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

Asset Impairment Expense

The following is a summary of asset impairment expense.

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Operating lease right-of-use assets	$13.7	$16.6	$76.3
Property, plant and equipment and leasehold intangibles, net	15.9	6.4	29.3
Investment in unconsolidated ventures	—	—	1.5
Assets held for sale	—	—	0.2
Asset impairment	$29.6	$23.0	$107.3

Although the Company cannot predict with reasonable certainty the ultimate impacts of the COVID-19 pandemic, the Company concluded that the impacts of the pandemic have adversely affected the Company’s projections of revenue, expense, and cash flow for its senior housing community long-lived assets and constitute an indicator of potential impairment. Accordingly, the Company assessed its long-lived assets for recoverability. In estimating the recoverability of asset groups for purposes of the Company’s long-lived asset impairment testing, the Company utilizes future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at the cash flow projections, the Company considers its estimates of the impacts of the pandemic, historic operating results, approved budgets and business plans, future demographic factors, expected revenue and expense growth rates, estimated asset holding periods, estimated capitalization rates, and other factors. Management’s estimates of the impact of the pandemic are highly dependent on variables that are difficult to predict, as further described in Note 3. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.

Operating Lease Right-of-Use Assets

During the years ended December 31, 2022, 2021, and 2020, the Company evaluated operating lease right-of-use assets for impairment and identified communities with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified communities and recorded an impairment charge for the excess of carrying amount over fair value. During the year ended December 31, 2022, the Company recognized the right-of-use assets for the operating leases for eight communities on the consolidated balance sheet at the estimated fair value of $30.9 million. During the year ended December 31, 2021, the Company recognized the right-of-use assets for the operating leases for 11 communities on the consolidated balance sheet at the estimated fair value of $31.0 million. During the year ended December 31, 2020, the Company recognized the right-of-use assets for the operating leases for 42 communities on the consolidated balance sheet at the estimated fair value of $117.9 million. In the aggregate, the Company recorded a non-cash impairment charge of $13.7 million, $16.6 million, and $76.3 million for the years ended December 31, 2022, 2021, and 2020, respectively, to operating lease right-of-use assets. These impairment charges are primarily due to decreased occupancy and cash flow estimates at these communities as a result of the COVID-19 pandemic and the lower than expected operating performance at these communities and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

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

Property, Plant and Equipment and Leasehold Intangibles, Net

During the years ended December 31, 2022, 2021, and 2020, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified properties and recorded an impairment charge for the excess of carrying amount over fair value.

The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $15.9 million, $6.4 million, and $29.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. The fair values of the assets of these communities were primarily determined utilizing a discounted cash flow approach or direct capitalization method considering stabilized facility operating income and market capitalization rates. These fair value measurements are considered Level 3 measurements within the valuation hierarchy. The Company corroborated the estimated fair values with a sales comparison approach with information observable from recent market transactions. These impairment charges are primarily due to the COVID-19 pandemic, lower than expected operating performance at certain communities, or property damage sustained at certain communities and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

6. Revenue

Resident fee revenue by payor source is as follows.

	For the Years Ended December 31,
	2022	2021	2020
Private pay	93.5%	86.8%	81.9%
Government reimbursement	5.1%	10.3%	14.5%
Other third-party payor programs	1.4%	2.9%	3.6%

The sale of 80% of the Company's equity in its Health Care Services segment on July 1, 2021 reduced its revenue from government reimbursement programs. Government reimbursements represented 18.0%, 18.8%, and 18.5% of resident fee revenue for the CCRCs segment for the years ended December 31, 2022, 2021, and 2020, respectively. Refer to Note 21 for disaggregation of revenue by reportable segment.

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

The Company had total deferred revenue (included within refundable fees and deferred revenue, and other liabilities within the consolidated balance sheets) of $67.3 million and $67.5 million, including $25.2 million and $27.5 million of monthly resident fees billed and received in advance, as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021, and 2020 the Company recognized $54.5 million, $60.2 million, and $60.6 million respectively, of revenue that was included in the deferred revenue balance as of January 1, 2022, 2021, and 2020, respectively. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

The following table presents the changes in allowance for credit losses on accounts receivable for the periods indicated.

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Balance at beginning of period	$13.3	$9.8	$7.8
Provision within facility operating expense	20.0	21.6	16.7
Write-offs	(22.2)	(19.2)	(16.2)
Recoveries and other	1.7	1.1	1.5
Balance at end of period	$12.8	$13.3	$9.8

7. Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2022 and 2021, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following.

	As of December 31,
(in thousands)	2022	2021
Land	$506,968	$502,610
Buildings and improvements	5,323,736	5,262,136
Furniture and equipment	1,055,304	990,006
Resident and leasehold operating intangibles	286,122	303,737
Construction in progress	41,778	51,037
Assets under financing leases and leasehold improvements	1,375,521	1,609,217
Property, plant and equipment and leasehold intangibles	8,589,429	8,718,743
Accumulated depreciation and amortization	(4,053,727)	(3,814,451)
Property, plant and equipment and leasehold intangibles, net	$4,535,702	$4,904,292

Assets under financing leases and leasehold improvements includes $98.4 million and $332.3 million of financing lease right-of-use assets, net of accumulated amortization, as of December 31, 2022 and 2021, respectively. Refer to Note 9 for further information on the Company's financing leases.

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

For the years ended December 31, 2022, 2021, and 2020, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $347.4 million, $337.6 million, and $359.2 million, respectively.

8. Debt

Long-term debt consists of the following.

	December 31,
(in thousands)	2022	2021
Fixed mortgage notes payable due 2024 through 2047; weighted average interest rate of 4.14% as of both December 31, 2022 and 2021.	$2,055,867	$2,164,115
Variable mortgage notes payable due 2023 through 2030; weighted average interest rate of 6.68% and 2.44% as of December 31, 2022 and 2021, respectively.	1,568,555	1,476,943
Convertible notes payable due October 2026; interest rate of 2.00% as of both December 31, 2022 and 2021.	230,000	230,000
Tangible equity units senior amortizing notes due November 2025; interest rate of 10.25% as of December 31, 2022.	25,586	—
Deferred financing costs, net	(29,866)	(29,846)
Total long-term debt	3,850,142	3,841,212
Current portion	66,043	63,125
Total long-term debt, less current portion	$3,784,099	$3,778,087

As of December 31, 2022, 92.0%, or $3.5 billion of the Company's total debt obligations represented non-recourse property-level mortgage financings.

The annual aggregate scheduled maturities (including recurring principal payments) of long-term debt outstanding as of December 31, 2022 are as follows (in thousands).

Year Ending December 31,	Long-term Debt	Weighted Rate
2023	$73,176	6.47%
2024	310,214	4.70%
2025	573,885	6.41%
2026	304,779	2.64%
2027	959,872	5.53%
Thereafter	1,658,082	4.81%
Total obligations	3,880,008	5.08%
Less amount representing deferred financing costs, net	(29,866)
Total	$3,850,142

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

Credit Facilities

On December 11, 2020, the Company entered into a revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The agreement provides a commitment amount of up to $80.0 million which can be drawn in cash or as letters of credit. The credit facility matures on January 15, 2024 and the Company has the option to extend the facility for two additional terms of one year each subject to the satisfaction of certain conditions. The revolving credit agreement was amended in 2022 to reference SOFR rather than LIBOR due to the expected discontinuance of LIBOR. Amounts drawn under the facility will bear interest at SOFR plus an applicable margin which was 2.75% as of December 31, 2022. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of December 31, 2022. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of the Company’s communities. Available capacity under the facility will vary from time to time based upon borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of December 31, 2022, $72.6 million of letters of credit and no cash borrowings were outstanding under the Company's $80.0 million secured credit facility. The Company also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of December 31, 2022 under which $13.9 million had been issued as of that date.

2022 Financings

On October 13, 2022, the Company obtained $220.0 million of debt secured by first priority mortgages on 24 communities. The loan bears interest at a variable rate equal to SOFR plus a margin of 245 basis points and is interest only for the first three years. The debt matures in October 2025 with two one-year renewal options, exercisable by the Company subject to the satisfaction of certain conditions. The debt documents contain a requirement for the Company to maintain liquidity of at least $130.0 million and 25% of the loan amount is subject to a guaranty by the Company. The proceeds from the financing were primarily utilized to repay $199.6 million of outstanding mortgage debt previously scheduled to mature in 2023 and to purchase a SOFR interest rate swap instrument for $6.1 million. The interest rate swap instrument has a $220.0 million notional amount, a fixed interest rate of 3.0%, and a term of eighteen months.

2021 Financings

On December 17, 2021, the Company obtained $100.0 million of debt secured by the non-recourse first mortgages on 11 communities. The loan bears interest at a variable rate equal to SOFR plus a margin of 215 basis points and matures in January 2025, with the option to extend for two additional terms of one year each.

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

As of December 31, 2022, the Company is in compliance with the financial covenants of its debt agreements.

9. Leases

As of December 31, 2022, the Company operated 295 communities under long-term leases (246 operating leases and 49 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or the leased property revenue. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. As of December 31, 2022, the weighted average remaining lease term of the Company's operating and financing leases was 5.2 and 3.6 years, respectively. The leases generally provide for renewal or extension options from 5 to 20 years and in some instances, purchase options. As of December 31, 2022, none of the Company's renewal or extension option periods are included in the lease term for accounting purposes.

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

As of December 31, 2022, the Company is in compliance with the financial covenants of its long-term leases.

A summary of operating and financing lease expense (including the respective presentation on the consolidated statements of operations) and net cash outflows from leases is as follows.

	Years Ended December 31,
Operating Leases (in thousands)	2022	2021	2020
Facility operating expense	$6,329	$12,606	$19,241
Facility lease expense	165,294	174,358	224,033
Operating lease expense	171,623	186,964	243,274
Operating lease expense adjustment (1)	34,896	23,280	136,276
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(13,718)	(30,965)	(22,242)
Operating net cash outflows from operating leases	$192,801	$179,279	$357,308

(1) Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense. Operating cash flows from operating leases for the year ended December 31, 2020 includes the $119.2 million one-time cash lease payment made to Ventas in connection with the Company's lease restructuring transaction effective July 26, 2020.

	Years Ended December 31,
Financing Leases (in thousands)	2022	2021	2020
Depreciation and amortization	$30,065	$30,542	$32,647
Interest expense: financing lease obligations	48,061	46,282	48,534
Financing lease expense	$78,126	$76,824	$81,181

Operating cash outflows from financing leases	$48,061	$46,282	$48,534
Financing cash outflows from financing leases	22,221	19,874	18,867
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	(11,932)	(11,135)	(5,603)
Total net cash outflows from financing leases	$58,350	$55,021	$61,798

As of December 31, 2022, the weighted average discount rate of the Company's operating and financing leases was 7.6% and 8.3%, respectively.

In the three months ended December 31, 2022, the Company and a lessor entered into an amendment to the Company’s existing master lease pursuant to which the Company continues to lease 24 communities. The amendment removed certain asset repurchase clauses and adjusted the extension option provisions. The amendment did not change the amount of required lease payments or the initial term of the lease. The leases for 16 of these communities were previously accounted for as failed sale-leaseback transactions as the Company had not previously transferred control of the underlying assets for accounting purposes. The Company determined that the adjustment of the extension option provisions and the removal of the asset repurchase clauses in December 2022 resulted in the transfer of control of the assets of the 16 communities for accounting purposes and resulted in qualification as a sale. The Company recognized a $73.9 million non-cash gain on sale of communities for the transaction in the three months ended December 31, 2022. In addition, the amended leases for such communities are prospectively classified as operating leases as of December 31, 2022, the effective date of the amendment. The prospective reclassification of such lease costs to operating lease expense resulted in a $22.2 million increase in minimum lease payments due for operating leases in 2023 and an offsetting decrease in minimum lease payments due for financing leases in 2023. See Note 20 for more information regarding the impact to the Company’s consolidated balance sheet as a result of this transaction.

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the consolidated balance sheet as of December 31, 2022 (after giving effect to the change in lease classification for the lease amendment previously described) are as follows (in thousands).

Year Ending December 31,	Operating Leases	Financing Leases
2023	$233,409	$48,615
2024	219,311	49,303
2025	217,526	37,184
2026	102,712	37,889
2027	99,566	5,856
Thereafter	135,306	24,172
Total lease payments	1,007,830	203,019
Purchase option liability and non-cash gain on future sale of property	—	135,751
Imputed interest and variable lease payments	(214,099)	(89,910)
Total lease obligations	$793,731	$248,860

10. Tangible Equity Units

During the three months ended December 31, 2022, the Company issued 2,875,000 of its 7.00% tangible equity units (the “Units”) at a public offering price of $50.00 per Unit for an aggregate offering of $143.8 million. The Company received proceeds of $139.4 million after the deduction of the underwriters’ discount. Each Unit is comprised of a prepaid stock purchase contract and a senior amortizing note with an initial principal amount of $8.8996. Under each purchase contract, the Company is obligated to deliver to the holder on November 15, 2025 a minimum of 12.9341, and a maximum of 15.1976, shares of the Company’s common stock depending on the daily volume-weighted average price ("VWAPs") of its common stock for the 20 trading days preceding the settlement date. Each amortizing note bears interest at the rate of 10.25% per annum, requires quarterly installment payments of principal and interest, and has a final installment payment date of November 15, 2025. The cash installment payments will be equivalent to 7.00% per year with respect to each $50.00 stated amount of Unit. The Units, purchase contracts, and amortizing notes are subject to the terms and conditions set forth in the Purchase Contract Agreement dated November 21, 2022 between the Company and American Stock Transfer & Trust Company, LLC ("AST") as purchase contract agent, and the Indenture and First Supplemental Indenture, each dated November 21, 2022, between the Company and AST as trustee, including certain early settlement, repurchase, and adjustment events as set forth therein.

Subsequent to issuance, each Unit may be legally separated into the two components, both of which are freestanding instruments and separate units of account. The Company allocated the proceeds from the issuance of the Units to the purchase contracts and amortizing notes based on the relative fair values of the respective components, determined as of the date of issuance of the Units. The Company recognized the issuance of the purchase contract portion of the Units, net of issuance costs, as additional paid-in-capital on the consolidated balance sheet. The Company separately recognized the amortizing notes portion of the Units, net of issuance costs, as long-term debt on the consolidated balance sheet.

The proceeds from the issuance of the Units were allocated to equity and debt based on the relative fair value of the respective components of each Unit as follows:

(in thousands, except value per unit)	Equity Component	Debt Component	Total

Value per unit	$41.10	$8.90	$50.00

Gross proceeds	$118,164	$25,586	$143,750
Less: underwriters' discount	(3,544)	(768)	(4,312)
Proceeds from issuance of Units	$114,620	$24,818	$139,438
Less: issuance costs	(1,163)	(252)	(1,415)
Net proceeds	$113,457	$24,566	$138,023

Unless settled early in accordance with the terms of the instruments, each prepaid stock purchase contract will automatically settle on November 15, 2025 (the mandatory settlement date) for a number of shares of the Company’s common stock based on the arithmetic average of the VWAPs of the Company’s common stock on each of the 20 consecutive trading days beginning on, and including, the 21st scheduled trading day immediately preceding November 15, 2025 (applicable market value) with reference to the following settlement rates:

Applicable Market Value	Common Stock Issued
Equal to or greater than the threshold appreciation price	12.9341 shares (minimum settlement rate)
Less than the threshold appreciation price, but greater than the reference price	$50 divided by applicable market value
Less than or equal to the reference price	15.1976 shares (maximum settlement rate)

The threshold appreciation price is initially approximately equal to $3.87 and the reference price is initially approximately equal to $3.29.

11. Accrued Expenses

Accrued expenses reflected within current liabilities on the Company’s consolidated balance sheets consist of the following.

	As of December 31,
(in thousands)	2022	2021
Insurance reserves	$65,757	$55,309
Employee compensation	64,838	60,601
Real estate taxes	26,661	25,826
Paid time off	20,772	26,821
Interest	17,569	11,239
Utilities	8,533	7,430
Income taxes payable	2,081	1,978
Deferred payroll taxes (Note 3)	—	31,553
Other	30,937	34,074
Total	$237,148	$254,831

12. Investment in Unconsolidated Ventures

As of December 31, 2022, the Company holds a 20% equity interest, and HCA Healthcare owns an 80% interest, in the HCS Venture, and the Company has determined the HCS Venture is a VIE. The HCS Venture operates home health and hospice agencies in the United States. The Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact this VIE's economic performance. The Company's interest in the HCS Venture is accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the HCS Venture was $49.8 million, which is included in investment in unconsolidated ventures on the accompanying consolidated balance sheet, as of December 31, 2022. As of December 31, 2022, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to the HCS Venture. Refer to Note 4 for information on the formation of the HCS Venture.

13. Commitments and Contingencies

Litigation

The Company has been and is currently involved in litigation and claims incidental to the conduct of its business, which it believes are generally comparable to other companies in the senior living and healthcare industries, including, but not limited to, putative class action claims from time to time regarding staffing at the Company’s communities and compliance with consumer protection laws and the Americans with Disabilities Act. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. As a result, the Company maintains general liability, professional liability, and other insurance policies in amounts and with coverage and deductibles the Company believes are appropriate, based on the nature and risks of its business, historical experience, availability, and industry standards. The Company's current policies provide for deductibles for each claim and contain various exclusions from coverage. The Company uses its wholly-owned captive insurance company for the purpose of insuring certain portions of its risk retention under its general and professional liability insurance programs. Accordingly, the Company is, in effect, self-insured for claims that are less than the deductible amounts, for claims that exceed the funding level of the Company's wholly-owned captive insurance company, and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits.

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

In June 2020, the Company and several current and former executive officers were named as defendants in a putative class action lawsuit alleging violations of the federal securities laws filed in the federal court for the Middle District of Tennessee. The lawsuit asserted that the defendants made material misstatements and omissions concerning the Company's business, operational and compliance policies, compliance with applicable regulations and statutes, and staffing practices that caused the Company's stock price to be artificially inflated between August 2016 and April 2020. The district court dismissed the lawsuit and entered judgment in favor of the defendants in September 2021, and the plaintiffs did not file an appeal. Between October 2020 and June 2021, alleged stockholders of the Company filed several stockholder derivative lawsuits in the federal courts for the Middle District of Tennessee and the District of Delaware, which were subsequently transferred to the Middle District of Tennessee. The derivative lawsuits are currently pending and assert claims on behalf of the Company against certain current and former officers and directors for alleged breaches of duties owed to the Company. The complaints incorporate substantively similar allegations to the securities lawsuit previously described.

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

14. Self-Insurance

The Company obtains various insurance coverages, including general and professional liability and workers' compensation programs, from commercial carriers at stated amounts as defined in the applicable policy. The Company's current general and professional liability policies provide for deductibles for each claim and contain various exclusions from coverage. The Company uses its wholly-owned captive insurance company for the purpose of insuring certain portions of its risk retention under its general and professional liability insurance programs. Accordingly, the Company is, in effect, self-insured for claims that are less than the deductible amounts, for claims that exceed the funding level of the Company’s wholly-owned captive insurance company, and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits. Losses related to self-insured amounts are accrued based on the Company's estimate of expected losses plus incurred but not reported claims.

As of December 31, 2022 and 2021, the Company accrued reserves of $135.9 million and $130.7 million, respectively, under the Company's insurance programs, of which $70.2 million and $75.4 million is classified as other liabilities as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company accrued $9.9 million and $14.3 million, respectively, of estimated amounts receivable from the insurance companies under these insurance programs.

The Company has secured self-insured retention risk under its primary workers' compensation programs with restricted cash deposits of $8.4 million and $15.8 million as of December 31, 2022 and 2021, respectively. Letters of credit securing the programs aggregated to $62.1 million as of both December 31, 2022 and 2021. In addition, the Company also had deposits of $6.1 million and $6.5 million as of December 31, 2022 and 2021, respectively, to fund claims paid under a high deductible, collateralized workers' compensation insurance policy. Additionally, the Company’s wholly-owned captive insurance company had restricted cash and other deposits of $6.0 million and $3.1 million as of December 31, 2022 and 2021, respectively.

15. Stock-Based Compensation

The following table sets forth information about the Company's restricted stock awards and restricted stock units.

(in thousands, except value per share and unit)	Number of Restricted Stock Units and Stock Awards	Weighted Average Grant Date Fair Value
Outstanding on January 1, 2020	7,252	$9.08
Granted	4,603	6.92
Vested	(2,073)	10.19
Cancelled/forfeited	(1,277)	8.83
Outstanding on December 31, 2020	8,505	7.68
Granted	1,998	5.12
Vested	(2,641)	8.40
Cancelled/forfeited	(2,851)	6.77
Outstanding on December 31, 2021	5,011	6.80
Granted	2,921	5.58
Vested	(2,039)	7.15
Cancelled/forfeited	(520)	6.88
Outstanding on December 31, 2022	5,373	6.00

As of December 31, 2022, there was $20.3 million of total unrecognized compensation cost related to outstanding, unvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.3 years and is based on grant date fair value.

During 2022, grants of restricted stock and restricted stock units under the Company's 2014 Omnibus Incentive Plan were as follows.

(in thousands, except for weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2022	2,862	$5.50	$15,743
Three months ended June 30, 2022	26	$6.40	$166
Three months ended September 30, 2022	7	$4.86	$33
Three months ended December 31, 2022	26	$4.50	$115

16. Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the minimum number of shares issuable upon settlement of the prepaid stock purchase contract component of the Units.

Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. Potentially dilutive common stock equivalents include unvested restricted stock, restricted stock units, the Warrant, the Notes, and the prepaid stock purchase contract component of the Units. Refer to Notes 4, 8, and 10 for more information on the Warrant, Notes, and Units, respectively.

The following table summarizes the computation of basic and diluted earnings (loss) per share amounts presented in the consolidated statements of operations.

	Years Ended December 31,
(in thousands, except for per share amounts)	2022	2021	2020
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(238,427)	$(99,290)	$82,019

Weighted average common shares outstanding	186,574	184,975	183,498
Weighted average minimum shares issuable under purchase contracts	3,889	—	—
Weighted average shares outstanding - basic	190,463	184,975	183,498
Effect of dilutive securities
Restricted stock and restricted stock units	—	—	137
Warrants	—	—	751
Weighted average shares outstanding - diluted	190,463	184,975	184,386

Net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders - basic	$(1.25)	$(0.54)	$0.45
Net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders - diluted	$(1.25)	$(0.54)	$0.44

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

	As of December 31,
(in millions)	2022(1)	2021(1)	2020
Restricted stock and restricted stock units	5.4	5.0	8.4
Warrants	16.3	16.3	—
Incremental shares issuable under purchase contracts	6.5	—	—
Convertible senior notes	38.3	38.3	—
Total	66.5	59.6	8.4

(1) As a result of the net loss reported for the period, the potentially dilutive common stock equivalents were antidilutive for the period and as such were not included in the computation of diluted weighted average shares outstanding.

As of December 31, 2022, the maximum number of shares issuable upon conversion of convertible senior notes is 38.3 million (after giving effect to additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events).

As of December 31, 2022, the maximum number of shares issuable upon settlement of the Units' prepaid stock purchase contracts is 43.7 million, of which 37.2 million are included in the computation of weighted average basic shares outstanding for 2022.

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

There were no repurchases under the share repurchase program in either 2022 or 2021. For the year ended December 31, 2020, 3.1 million shares were repurchased for an aggregate purchase price of $18.1 million at an average price of $5.92 per share. As of December 31, 2022, approximately $44.0 million remains available under the share repurchase program.

18. Retirement Plans

The Company maintains a 401(k) retirement savings plan for all employees that meet minimum employment criteria. Such plan provides that the participants may defer eligible compensation subject to certain Internal Revenue Code maximum amounts. The Company makes matching contributions in amounts equal to 25.0% of the employee's contribution to such plan, for contributions up to a maximum of 4.0% of eligible compensation. An additional matching contribution of 12.5%, subject to the same limit on eligible compensation, may be made at the discretion of the Company based upon the Company's performance. For the years ended December 31, 2022, 2021, and 2020, the Company's expense for such plan was $4.1 million, $4.6 million, and $6.2 million, respectively.

19. Income Taxes

The benefit (provision) for income taxes is comprised of the following.

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Federal:
Current	$(17)	$161	$55
Deferred	1,325	9,837	5,840
Total federal	1,308	9,998	5,895
State:
Current	251	(1,835)	(11,247)
Deferred (included in federal above)	—	—	—
Total state	251	(1,835)	(11,247)
Total	$1,559	$8,163	$(5,352)

A reconciliation of the benefit (provision) for income taxes to the amount computed at the U.S. Federal statutory rate of 21% is as follows.

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Tax benefit (provision) at U.S. statutory rate	$50,397	$22,565	$(18,348)
State taxes, net of federal income tax	10,811	7,673	(11,909)
Valuation allowance	(57,080)	13,027	27,913
Goodwill derecognition	—	(31,829)	—
Stock compensation	(181)	(1,856)	(2,118)
Other	(2,388)	(1,417)	(890)
Total	$1,559	$8,163	$(5,352)

Significant components of the Company's deferred tax assets and liabilities are as follows.

	As of December 31,
(in thousands)	2022	2021
Deferred income tax assets:
Operating loss carryforwards	$361,160	$281,384
Operating lease obligations	199,226	208,460
Tax credits	50,415	50,415
Accrued expenses	42,828	56,151
Intangible assets	39,360	50,576
Financing lease obligations	12,749	87,992
Capital loss carryforward	2,140	2,205
Other	3,091	6,450
Total gross deferred income tax asset	710,969	743,633
Valuation allowance	(425,043)	(367,963)
Net deferred income tax assets	285,926	375,670
Deferred income tax liabilities:
Operating lease right-of-use assets	(149,881)	(158,237)
Property, plant and equipment	(122,377)	(202,103)
Investment in unconsolidated ventures	(12,064)	(15,051)
Total gross deferred income tax liability	(284,322)	(375,391)
Net deferred tax asset (liability)	$1,604	$279
A reconciliation of the beginning and ending amounts of the deferred tax valuation allowance is as follows:

		Additions
Year Ended	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts	Deductions	Balance at end of period
December 31, 2020	$408,903	$(27,913)	(1)	$—	$—	$380,990
December 31, 2021	$380,990	$(13,027)	(2)	$—	$—	$367,963
December 31, 2022	$367,963	$57,080	(3)	$—	$—	$425,043

(1) Reduction of valuation allowance for federal and state net operating losses.
(2) Reduction of valuation allowance for federal and state net operating losses and credits.
(3) Increase to valuation allowance for federal and state net operating losses and credits.

As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards generated in 2017 and prior of approximately $802.2 million and $808.7 million, respectively, which are available to offset future taxable income from 2023 through 2037. Additionally, as of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards generated after 2017 of $659.7 million and $335.8 million, respectively, which have an indefinite life, but with usage limited to 80% of taxable income in any given year. The Company had state capital loss carryforwards of $2.1 million and $2.2 million as of December 31, 2022 and 2021, respectively, which are available to offset future capital gains through 2023, and are fully offset by a valuation allowance. The Company determined that a valuation allowance was required after consideration of the Company's estimated future reversal of existing timing differences as of December 31, 2022 and 2021. The Company does not consider estimates of future taxable income in its determination due to the existence of cumulative historical operating losses. The required valuation allowance as of December 31, 2022 and 2021 was $425.0 million and $368.0 million, respectively.

The Company has recorded valuation allowances of $372.5 million and $315.3 million against its federal and state net operating losses as of December 31, 2022 and 2021, respectively. The Company has recorded a valuation allowance against its state capital loss carryforward of $2.1 million and $2.2 million as of December 31, 2022 and 2021, respectively. The Company's sale of its ownership interest in the CCRC Venture in 2020 utilized all of the capital loss carryforward for federal tax purposes and a portion of its net operating losses. The Company recorded a decrease in the valuation allowance of $95.2 million for the year ended December 31, 2021 as a result of the HCS Sale that occurred on July 1, 2021, partially offset by an increase in the valuation allowance of $82.2 million established against current operating losses during the year ended December 31, 2021. The Company also recorded a valuation allowance against federal and state credits of $50.4 million as of both December 31, 2022 and 2021.

As of both December 31, 2022 and 2021, the Company had gross tax affected unrecognized tax benefits of $18.1 million, which, if recognized, would result in an income tax benefit recorded in the consolidated statement of operations. Interest and penalties related to these tax positions are classified as tax expense in the Company's consolidated financial statements. Total interest and penalties reserved is $0.1 million as of both December 31, 2022 and 2021. As of December 31, 2022, the Company's tax returns for years 2018 through 2021 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination. The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2022 and prior years will significantly change in 2023.

A reconciliation of the unrecognized tax benefits is as follows.

	For the Years Ended December 31,
(in thousands)	2022	2021
Balance at beginning of period	$18,089	$18,385
Additions for tax positions related to the current year	—	—
Reductions for tax positions related to prior years	(1)	(296)
Balance at end of period	$18,088	$18,089

20. Supplemental Disclosure of Cash Flow Information

(in thousands)	For the Years Ended December 31,
Supplemental Disclosure of Cash Flow Information:	2022	2021	2020
Interest paid	$200,308	$188,791	$204,696
Income taxes paid, net of refunds	$(330)	$5,923	$8,878

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$168,166	$137,410	$139,592
Capital expenditures - development, net	6,193	3,208	13,667
Capital expenditures - non-development - reimbursable	25,650	42,100	27,846
Trade accounts payable	(3,085)	(6,061)	4,766
Net cash paid	$196,924	$176,657	$185,871
Acquisition of communities from Healthpeak:
Property, plant and equipment and leasehold intangibles, net	$—	$—	$286,734
Operating lease right-of-use assets	—	—	(63,285)
Financing lease obligations	—	—	129,196
Operating lease obligations	—	—	74,335
Loss (gain) on debt modification and extinguishment, net	—	—	(19,731)
Net cash paid	$—	$—	$407,249

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Acquisition of other assets:
Property, plant and equipment and leasehold intangibles, net	$4	$—	$684
Financing lease obligations	6,000	—	64,260
Net cash paid	$6,004	$—	$64,944
Proceeds from HCS Sale, net:
Accounts receivable, net	$—	$(57,582)	$—
Property, plant and equipment and leasehold intangibles, net	—	(1,806)	—
Operating lease right-of-use assets	—	(8,145)	—
Investment in unconsolidated ventures	—	100,000	—
Goodwill	—	(126,810)	—
Prepaid expenses and other assets, net	—	(32,963)	—
Trade accounts payable	—	1,387	—
Accrued expenses	—	25,226	—
Refundable fees and deferred revenue	—	57,314	—
Operating lease obligations	—	8,145	—
Other liabilities	—	9,165	—
Non-operating loss (gain) on sale of assets, net	—	(286,489)	—
Net cash received	$—	$(312,558)	$—
Proceeds from sale of CCRC Venture, net:
Investment in unconsolidated ventures	$—	$—	$(14,848)
Current portion of long-term debt	—	—	34,706
Other liabilities	—	—	60,748
Non-operating loss (gain) on sale of assets, net	—	—	(369,831)
Net cash received	$—	$—	$(289,225)
Proceeds from sale of other assets, net:
Prepaid expenses and other assets, net	$(1,308)	$(1,983)	$(1,318)
Assets held for sale	(3,668)	(16,166)	(34,348)
Property, plant and equipment and leasehold intangibles, net	(107)	(878)	(938)
Other liabilities	1,025	(75)	(786)
Non-operating loss (gain) on sale of assets, net	(595)	(2,346)	(4,701)
Net cash received	$(4,653)	$(21,448)	$(42,091)
Master Agreement with Ventas:
Property, plant and equipment and leasehold intangibles, net	$—	$—	$(66,444)
Operating lease right-of-use assets	—	—	(153,213)
Other assets, net	—	—	(42,354)
Long-term debt	—	—	34,053
Financing lease obligations	—	—	7,077
Operating lease obligations	—	—	362,944
Additional paid-in-capital	—	—	(22,883)
Net cash paid	$—	$—	$119,180

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Assets designated as held for sale:
Assets held for sale	$—	$3,612	$7,935
Property, plant and equipment and leasehold intangibles, net	—	(3,612)	(7,935)
Net	$—	$—	$—
Healthpeak master lease modification:
Property, plant and equipment and leasehold intangibles, net	$—	$—	$(57,462)
Operating lease right-of-use assets	—	—	88,044
Financing lease obligations	—	—	70,874
Operating lease obligations	—	—	(101,456)
Net	$—	$—	$—
Gain on sale for master lease amendment:
Property, plant and equipment and leasehold intangibles, net	$(220,477)	$—	$—
Operating lease right-of-use assets	91,641	—	—
Financing lease obligations	294,327	—	—
Operating lease obligations	(91,641)	—	—
Loss (gain) on sale of communities, net	(73,850)	—	—
Net	$—	$—	$—
Other non-cash lease transactions, net:
Property, plant and equipment and leasehold intangibles, net	11,098	4,056	10,707
Operating lease right-of-use assets	11,419	17,197	(7,941)
Operating lease obligations	(16,179)	(17,197)	15,126
Financing lease obligations	(6,338)	(4,056)	(15,483)
Other liabilities	—	—	(77)
Loss (gain) on facility operating lease termination, net	—	—	(2,332)
Net	$—	$—	$—

Restricted cash consists principally of deposits as security for self-insured retention risk under workers' compensation programs and property insurance programs, escrow deposits for real estate taxes, property insurance, and capital expenditures, regulatory reserves for certain CCRCs, and debt service reserve accounts required by certain lenders under mortgage debt agreements. The components of restricted cash are as follows.

	December 31,
(in thousands)	2022	2021
Current:
Real estate tax and property insurance escrows	$15,722	$16,272
Replacement reserve escrows	7,999	9,756
Interest rate cap escrows	3,797	585
Other	217	232
Subtotal	27,735	26,845
Long term:
Insurance deposits	18,230	30,932
CCRCs escrows	15,847	15,346
Debt service reserve	13,779	18,053
Letters of credit collateral	107	107
Subtotal	47,963	64,438
Total	$75,698	$91,283

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sums to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(in thousands)	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$398,850	$347,031
Restricted cash	27,735	26,845
Long-term restricted cash	47,963	64,438
Total cash, cash equivalents, and restricted cash	$474,548	$438,314

21. Segment Information

As of December 31, 2022, the Company has three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment. Prior to July 1, 2021, the Company had an additional reportable segment, Health Care Services. On July 1, 2021, the Company sold 80% of its equity in its Health Care Services segment, as described in Note 4. For periods beginning July 1, 2021, the results and financial position of its Health Care Services segment were deconsolidated from the Company's consolidated financial statements and its 20% equity interest in the HCS Venture is accounted for under the equity method of accounting as of that date.

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

The following tables set forth selected segment financial data.

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Revenue and other operating income:
Independent Living (1)(2)	$518,699	$477,050	$524,421
Assisted Living and Memory Care (1)(2)	1,815,722	1,595,684	1,753,861
CCRCs (1)(2)	331,577	306,213	340,337
All Other (3)	159,381	202,043	531,879
Health Care Services (1)(2)	—	177,269	389,697
Total revenue and other operating income	$2,825,379	$2,758,259	$3,540,195
Segment operating income:(4)
Independent Living	$158,950	$146,108	$182,813
Assisted Living and Memory Care	379,958	294,320	428,601
CCRCs	43,485	34,109	53,180
All Other	12,020	20,598	130,690
Health Care Services	—	5,816	1,863
Total segment operating income	594,413	500,951	797,147
General and administrative expense (including non-cash stock-based compensation expense)	168,594	184,916	206,575
Facility operating lease expense:
Independent Living	39,700	42,162	60,445
Assisted Living and Memory Care	106,961	111,117	137,900
CCRCs	13,883	15,932	20,406
Corporate and All Other	4,750	5,147	5,282
Depreciation and amortization:
Independent Living	79,521	74,922	70,803
Assisted Living and Memory Care	207,344	200,677	224,790
CCRCs	38,039	37,891	38,426
Corporate and All Other	22,540	23,783	24,458
Health Care Services	—	340	749

Asset impairment:
Independent Living	10,893	3,483	31,317
Assisted Living and Memory Care	11,613	14,384	61,640
CCRCs	5,970	4,790	12,413
Corporate and All Other	1,142	346	1,938
Loss (gain) on sale of communities, net	(73,850)	—	—
Loss (gain) on facility operating lease termination, net	—	(2,003)	(2,303)
Income (loss) from operations	$(42,687)	$(216,936)	$(97,692)

Total interest expense:
Independent Living	$48,788	$45,209	$44,682
Assisted Living and Memory Care	133,139	121,785	134,015
CCRCs	21,251	18,756	19,928
Corporate and All Other	1,539	9,390	10,154
	$204,717	$195,140	$208,779

Total capital expenditures for property, plant and equipment, and leasehold intangibles:
Independent Living	$44,857	$36,992	$47,889
Assisted Living and Memory Care	111,978	105,177	90,354
CCRCs	20,467	19,086	18,709
Corporate and All Other	22,707	21,463	23,638
Health Care Services	—	—	515
	$200,009	$182,718	$181,105

	As of December 31,
(in thousands)	2022	2021
Total assets:
Independent Living (5)	$1,267,825	$1,349,341
Assisted Living and Memory Care	3,329,516	3,601,144
CCRCs	664,502	693,386
Corporate and All Other	675,219	766,596
Total assets(5)	$5,937,062	$6,410,467

(1)All revenue and other operating income is earned from external third parties in the United States.

(2)Includes other operating income recognized for the credits or grants pursuant to the Provider Relief Fund, employee retention credit, and other government sources, as described in Note 3. Allocations to the applicable segment generally reflect the credits earned by the segment, the segment’s receipt and acceptance of the grant, or the segment’s proportional utilization of the grant. Other operating income by segment is as follows.

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Independent Living	$10,906	$1,512	$11,823
Assisted Living and Memory Care	60,630	5,963	62,585
CCRCs	8,933	1,788	18,454
Health Care Services	—	3,105	22,887
Total other operating income	$80,469	$12,368	$115,749

(3)All Other revenue and other operating income includes management fees and reimbursements of costs incurred on behalf of managed communities. For the years ended December 31, 2022, 2021, and 2020, revenue and other operating income includes $4.2 million, $17.2 million, and $67.2 million of revenue earned from unconsolidated ventures in which the Company had or has an ownership interest.
(4)Segment operating income is defined as segment revenues and other operating income less segment facility operating expenses (excluding facility depreciation and amortization) and costs incurred on behalf of managed communities.
(5)The Company's total carrying amount of goodwill was $27.3 million, $27.3 million, and $154.1 million as of December 31, 2022, December 31, 2021, and December 31, 2020, respectively. The Company's Health Care Services segment had a carrying amount of goodwill of $126.8 million as of December 31, 2020, which was derecognized upon completion of the HCS Sale on July 1, 2021 and accounted for the reduction in total goodwill for the year ended December 31, 2021. The Company's Independent Living segment had a carrying amount of goodwill of $27.3 million as of December 31, 2022, December 31, 2021, and December 31, 2020.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Based on the Company's evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On February 15, 2023, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved a performance-based cash award (the “Award”) for Lucinda M. Baier, the Company’s President and Chief Executive Officer. The Award was issued outside of the Company’s Amended and Restated 2014 Omnibus Incentive Plan (the “Plan”). The target amount of the Award of $1,806,667 represented approximately 36.1% of her target long-term incentive compensation awarded for 2023, and the remaining approximately 63.9% was awarded in the form of time-based restricted stock units and performance-based restricted stock units under the Plan generally consistent with the prior year, such that 50% of her aggregate 2023 long-term incentive compensation awards consisted of time-based restricted stock units and the remaining 50% of her aggregate 2023 long-term incentive compensation awards consisted of a combination of performance-based restricted stock units and the performance-based cash Award.

With respect to Ms. Baier's target Award, approximately 65.4% is eligible to vest on February 27, 2026 and approximately 34.6% is eligible to vest on February 27, 2027, such that, in the aggregate, 75% of Ms. Baier’s target 2023 performance-based restricted stock unit award and performance-based cash Award is eligible to vest on February 27, 2026 and 25% is eligible to vest on February 27, 2027, in each case subject to continued employment and achievement of performance goals established by the Committee. The portion of the target Award eligible to vest on February 27, 2026 is divided into three equal tranches, each of which are subject to year-over-year same community RevPAR growth for 2023, 2024 and 2025, respectively. The portion of the target Award eligible to vest on February 27, 2027 is subject to a relative total stockholder return performance goal for the three year period ending December 31, 2025. Performance below the threshold level of achievement for a performance goal will result in forfeiture of the target cash amount for the applicable portion of the Award, performance at the targeted level of achievement will result in the vesting of 100% of the applicable target cash amount, and performance at or above the target level of achievement will result in vesting of up to 150% of applicable target cash amount, with vesting percentages to be interpolated between the levels.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

To the extent not set forth herein, the information required by this item is incorporated by reference from the discussions under the headings "Election of Directors," "Corporate Governance," and "Executive Officers" in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC by May 1, 2023.

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all employees, directors, and officers, including our principal executive officer, our principal financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our President and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, both of which are available on our website at www.brookdaleinvestors.com. Any amendment to, or waiver from, a provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, or to any executive officer or director, will be posted on our website.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the discussions under the headings "Director Compensation" and "Executive Compensation" in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC by May 1, 2023.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the extent not set forth herein, the information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Stock Ownership Information" in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC by May 1, 2023.

The following table provides certain information as of December 31, 2022 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date).

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a) (1)	(b)	(c)
Equity compensation plans approved by security holders (2)	$5,465,190	$—	$7,750,168
Equity compensation plans not approved by security holders (3)	—	—	35,936
Total	$5,465,190	—	$7,786,104

(1)The table above includes 118,316 shares issuable pursuant to vested restricted stock units and 5,346,874 shares potentially issuable pursuant to unvested restricted stock units, including 540,221 shares that may be issued for performance achievement in excess of target. Pursuant to SEC guidance, the table above excludes an aggregate of 422,542 shares of unvested restricted stock that were outstanding under our 2014 Omnibus Incentive Plan as of December 31, 2022. Our 2014 Omnibus Incentive Plan allows awards to be made in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, unrestricted shares, performance awards, and other stock-based awards.
(2)The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 7,750,168 shares remaining available for future issuance under our 2014 Omnibus Incentive Plan, excluding those reported in column (a).
(3)Represents shares remaining available for future issuance under our Director Stock Purchase Plan. Under the 2022 compensation program for the members of our Board of Directors, each non-employee director had the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of his or her quarterly cash compensation. Any immediately vested shares that were elected to be received were able to be issued pursuant to the Director Stock Purchase Plan. Under the director compensation program, all cash amounts are payable quarterly in arrears, with payments to be made on April 1, July 1, October 1 and January 1. Any immediately vested shares that a director elected to receive under the Director Stock Purchase Plan were to be issued at the same time that cash payments are made. The number of shares to be issued were to be based on the closing price of our common stock on the date of issuance (i.e., April 1, July 1, October 1 and January 1), or if such date is not a trading date, on the previous trading day's closing price. Fractional amounts were to be paid in cash. Beginning in 2023, each non-employee director has the opportunity to elect to receive either immediately vested shares (issued pursuant to the Director Stock Purchase Plan) in lieu of up to 50%, or restricted stock units in lieu of up to 100%, of his or her quarterly cash compensation, consistent with the terms previously described. In addition, beginning with cash compensation to be earned for 2023 service, each non-employee director will have the opportunity to elect to defer up to 100% of his or her quarterly cash compensation pursuant to the Brookdale Senior Living Inc. Non-Employee Director Deferred Compensation Plan, which became effective December 12, 2022. The Board of Directors initially reserved 100,000 shares of our common stock for issuance under the Director Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the discussions under the headings "Certain Relationships and Related Transactions" and "Director Independence" in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC by May 1, 2023.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the discussion under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for 2023" in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC by May 1, 2023.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1)Our Audited Consolidated Financial Statements

Report of the Independent Registered Public Accounting Firm

Report of the Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Statements of Equity for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020

Notes to Consolidated Financial Statements

All schedules have been omitted because they are not applicable or are not required, or the required information is included in the Consolidated Financial Statements or the notes thereto.

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
4.5
Indenture, dated as of November 21, 2022, between the Company and American Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 22, 2022 (File No. 001-32641)).

4.6
First Supplemental Indenture, dated as of November 21, 2022, between the Company and American Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 22, 2022 (File No. 001-32641)).

4.7	Form of 10.25% Senior Amortizing Notes due 2025 (included in Exhibit 4.6).

4.8
Purchase Contract Agreement dated as of November 21, 2022, between the Company and American Stock Transfer & Trust Company, LLC, as purchase contract agent, as attorney-in-fact for holders of the purchase contracts referred to therein and as trustee under the indenture referred to therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2022 (File No. 001-32641)).

4.9	Form of 7.00% Tangible Equity Units (included in Exhibit 4.8).
4.10	Form of Purchase Contracts (included in Exhibit 4.8).
4.11	Description of the Company’s 7.00% Tangible Equity Units (including Purchase Contracts and Senior Amortizing Notes).
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

10.1.6
Amendment No. 1 dated effective April 15, 2021 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).†

10.1.7
Amendment No. 2 dated effective July 12, 2021 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 (File No. 001-32641)).†

10.1.8
Amendment No. 3 dated effective July 15, 2022 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2022 (File No. 001-32641)).†

10.2
Master Credit Facility Agreement (Senior Housing) dated as of August 31, 2017, by and between Jones Lang LaSalle Multifamily, LLC and the Company's subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2017 (File No. 001-32641)).

10.3
Amended and Restated Employment Agreement dated November 3, 2021 by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2021 (File No. 001-32641)).*

10.4.1
Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2019 (File No. 001-32641)) (the "Omnibus Incentive Plan").*

10.4.2
Amendment No. 1 to Omnibus Incentive Plan effective February 12, 2020 (incorporated by reference to Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K filed on February 19, 2020 (File No. 001-32641)).*

10.4.3
Amendment No. 2 to Omnibus Incentive Plan effective January 26, 2022 (incorporated by reference to Exhibit 10.4.3 to the Company’s Annual Report on Form 10-K filed on February 15, 2022 (File No. 001-32641)).*

10.5
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2019 Time-Based Vesting Form for Executive Officers) (incorporated by reference to Exhibit 10.37 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A on April 29, 2019 (File No. 001-32641)).*

10.6
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2019 Performance-Based Vesting Form for Executive Officers) (incorporated by reference to Exhibit 10.38 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A on April 29, 2019 (File No. 001-32641)).*

10.7
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2020 Time-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 29, 2020 (File No. 001-32641)).*

10.8
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2020 Performance-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 29, 2020 (File No. 001-32641)).*

10.9
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2021 Time-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.10
Form of Performance-Based Cash Award Agreement under the Omnibus Incentive Plan (2021 Performance-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.11
Performance-Based Cash Award Agreement dated as of February 22, 2021, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.12
Form of Letter Agreement dated February 22, 2021 Providing for Voluntary Forfeiture of Certain 2019 and 2020 Long-Term Incentive Awards (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.13
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2022 Time-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022 (File No. 001-32641)).*

10.14
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2022 Performance-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022 (File No. 001-32641)).*

10.15
Form of Outside Director Restricted Stock Unit Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2016 (File No. 001-32641)).*

10.16
Amended and Restated Tier I Severance Pay Policy dated February 10, 2022 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on February 15, 2022 (File No. 001-32641)).*

10.17
Form of Severance Letter Under Amended and Restated Tier I Severance Pay Policy dated August 6, 2010 (applicable to Todd Kaestner) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2010 (File No. 001-32641)).*

10.18
Offer Letter Agreement dated as of September 13, 2021 by and between the Company and Kevin Bowman (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on February 15, 2022 (File No. 001-32641)).*

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

10.21	Non-Employee Director Deferred Compensation Plan dated December 12, 2022.*
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

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

BROOKDALE SENIOR LIVING INC.

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	President and Chief Executive Officer
Date:	February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy P. Sansone	Non-Executive Chairman of the Board	February 22, 2023
Guy P. Sansone

/s/ Lucinda M. Baier	President, Chief Executive Officer and Director	February 22, 2023
Lucinda M. Baier	(Principal Executive Officer)

/s/ Steven E. Swain	Executive Vice President and Chief Financial Officer	February 22, 2023
Steven E. Swain	(Principal Financial Officer)

/s/ Dawn L. Kussow	Senior Vice President and Chief Accounting Officer	February 22, 2023
Dawn L. Kussow	(Principal Accounting Officer)

/s/ Jordan R. Asher	Director	February 22, 2023
Jordan R. Asher

/s/ Marcus E. Bromley	Director	February 22, 2023
Marcus E. Bromley

/s/ Frank M. Bumstead	Director	February 22, 2023
Frank M. Bumstead

/s/ Victoria L. Freed	Director	February 22, 2023
Victoria L. Freed

/s/ Denise W. Warren	Director	February 22, 2023
Denise W. Warren

/s/ Lee S. Wielansky	Director	February 22, 2023
Lee S. Wielansky