Form 10-Q
period 2023-03-31
Brookdale Senior Living Inc.
filed 2023-05-09
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 5, 2023, 188,214,462 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted stock and restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$362,235	$398,850
Marketable securities	69,009	48,680
Restricted cash	29,374	27,735
Accounts receivable, net	52,618	55,761
Assets held for sale	23,555	—
Prepaid expenses and other current assets, net	129,640	106,067
Total current assets	666,431	637,093
Property, plant and equipment and leasehold intangibles, net	4,493,002	4,535,702
Operating lease right-of-use assets	565,641	597,130
Restricted cash	45,133	47,963
Investment in unconsolidated ventures	54,788	55,333
Goodwill	27,321	27,321
Deferred tax asset	1,359	1,604
Other assets, net	32,184	34,916
Total assets	$5,885,859	$5,937,062
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$87,711	$66,043
Current portion of financing lease obligations	24,683	24,059
Current portion of operating lease obligations	177,894	176,758
Trade accounts payable	88,730	71,000
Liabilities held for sale	19,455	—
Accrued expenses	238,356	237,148
Refundable fees and deferred revenue	70,447	66,197
Total current liabilities	707,276	641,205
Long-term debt, less current portion	3,772,254	3,784,099
Financing lease obligations, less current portion	218,349	224,801
Operating lease obligations, less current portion	575,603	616,973
Other liabilities	71,523	85,831
Total liabilities	5,345,005	5,352,909
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at March 31, 2023 and December 31, 2022; 198,762,220 and 197,776,991 shares issued and 188,234,695 and 187,249,466 shares outstanding (including 20,233 and 422,542 unvested restricted shares), respectively	1,988	1,978
Additional paid-in-capital	4,333,556	4,332,302
Treasury stock, at cost; 10,527,525 shares at March 31, 2023 and December 31, 2022	(102,774)	(102,774)
Accumulated deficit	(3,693,450)	(3,648,901)
Total Brookdale Senior Living Inc. stockholders' equity	539,320	582,605
Noncontrolling interest	1,534	1,548
Total equity	540,854	584,153
Total liabilities and equity	$5,885,859	$5,937,062

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Resident fees	$713,404	$636,974
Management fees	2,577	3,329
Reimbursed costs incurred on behalf of managed communities	34,954	37,141
Other operating income	2,328	376
Total revenue and other operating income	753,263	677,820

Facility operating expense (excluding facility depreciation and amortization of $79,317 and $79,932, respectively)	530,807	512,764
General and administrative expense (including non-cash stock-based compensation expense of $3,104 and $3,885, respectively)	48,619	45,126
Facility operating lease expense	46,127	41,564
Depreciation and amortization	84,934	85,684
Asset impairment	—	9,075
Costs incurred on behalf of managed communities	34,954	37,141
Income (loss) from operations	7,822	(53,534)

Interest income	5,326	95
Interest expense:
Debt	(50,315)	(33,157)
Financing lease obligations	(6,552)	(12,058)
Amortization of deferred financing costs	(1,940)	(1,542)
Change in fair value of derivatives	(904)	3,403
Equity in earnings (loss) of unconsolidated ventures	(577)	(4,894)
Non-operating gain (loss) on sale of assets, net	—	(294)
Other non-operating income (loss)	3,149	(27)
Income (loss) before income taxes	(43,991)	(102,008)
Benefit (provision) for income taxes	(572)	1,976
Net income (loss)	(44,563)	(100,032)
Net (income) loss attributable to noncontrolling interest	14	19
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(44,549)	$(100,013)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.20)	$(0.54)

Weighted average shares used in computing basic and diluted net income (loss) per share	224,578	185,916

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Total equity, balance at beginning of period	$584,153	$699,623
Common stock:
Balance at beginning of period	$1,978	$1,975
Restricted stock and restricted stock units, net	16	9
Shares withheld for employee taxes	(6)	(6)
Balance at end of period	$1,988	$1,978
Additional paid-in-capital:
Balance at beginning of period	$4,332,302	$4,208,675
Compensation expense related to restricted stock grants	3,104	3,885
Restricted stock and restricted stock units, net	(16)	(9)
Shares withheld for employee taxes	(1,834)	(4,191)
Balance at end of period	$4,333,556	$4,208,360
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(3,648,901)	$(3,410,474)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(44,549)	(100,013)
Balance at end of period	$(3,693,450)	$(3,510,487)
Noncontrolling interest:
Balance at beginning of period	$1,548	$2,221
Net income (loss) attributable to noncontrolling interest	(14)	(19)
Balance at end of period	$1,534	$2,202
Total equity, balance at end of period	$540,854	$599,279

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	187,249	186,958
Restricted stock and restricted stock units, net	1,545	925
Shares withheld for employee taxes	(559)	(600)
Balance at end of period	188,235	187,283
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(44,563)	$(100,032)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, net	86,874	87,226
Asset impairment	—	9,075
Equity in (earnings) loss of unconsolidated ventures	577	4,894
Distributions from unconsolidated ventures from cumulative share of net earnings	—	561
Amortization of entrance fees	(508)	(726)
Proceeds from deferred entrance fee revenue	324	1,036
Deferred income tax (benefit) provision	244	(2,304)
Operating lease expense adjustment	(10,805)	(8,307)
Change in fair value of derivatives	904	(3,403)
Loss (gain) on sale of assets, net	—	294
Non-cash stock-based compensation expense	3,104	3,885
Property and casualty insurance income	(3,295)	(43)
Changes in operating assets and liabilities:
Accounts receivable, net	3,143	1,185
Prepaid expenses and other assets, net	(7,602)	(4,734)
Prepaid insurance premiums financed with notes payable	(19,305)	(16,629)
Trade accounts payable and accrued expenses	(1,386)	(2,630)
Refundable fees and deferred revenue	14,092	5,907
Operating lease assets and liabilities for lessor capital expenditure reimbursements	2,244	1,490
Net cash provided by (used in) operating activities	24,042	(23,255)
Cash Flows from Investing Activities
Purchase of marketable securities	(49,674)	(125,990)
Sale and maturities of marketable securities	30,000	129,000
Capital expenditures, net of related payables	(49,700)	(39,956)
Investment in unconsolidated ventures	—	(82)
Proceeds from sale of assets, net	—	710
Property and casualty insurance proceeds	6,422	—
Other	933	155
Net cash provided by (used in) investing activities	(62,019)	(36,163)
Cash Flows from Financing Activities
Proceeds from debt	25,519	25,258
Repayment of debt and financing lease obligations	(23,322)	(21,440)
Payment of financing costs, net of related payables	(346)	(76)
Payments of employee taxes for withheld shares	(1,680)	(4,145)
Net cash provided by (used in) financing activities	171	(403)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(37,806)	(59,821)
Cash, cash equivalents, and restricted cash at beginning of period	474,548	438,314
Cash, cash equivalents, and restricted cash at end of period	$436,742	$378,493
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 673 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care and services in an environment that feels like home. As of March 31, 2023, the Company owned 346 communities, representing a majority of the Company's community portfolio, leased 295 communities, and managed 32 communities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, results of operations, and cash flows of the Company for all periods presented. Certain information and footnote disclosures included in annual financial statements have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 22, 2023.

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

The Company cannot predict with reasonable certainty the impacts that COVID-19 ultimately will have on its business, results of operations, cash flow, and liquidity, and its response efforts may delay or negatively impact its strategic initiatives, including plans for future growth. The ultimate impacts of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in the Company's markets; the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals, including the Company's ability to qualify for and satisfy the terms and conditions of financial relief; restrictions on visitors and move-ins at its communities as a result of infections at a community or as necessary to comply with regulatory requirements or at the direction of authorities having jurisdiction; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and the Company's ability to adapt its sales and marketing efforts to meet that demand; the impact of COVID-19 on the Company's residents’ and their families’ ability to afford its resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19; changes in the acuity levels of the Company's new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in the Company's communities; the duration and costs of the Company's response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan, and other expenses; greater use of contract labor and other premium labor due to COVID-19 and general labor market conditions; the impact of COVID-19 on the Company's ability to complete financings and refinancings of various assets or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in its debt and lease documents; increased regulatory requirements, including the costs of unfunded, mandatory testing of residents and associates and provision of test kits to the Company's health plan participants; increased enforcement actions resulting from COVID-19; government action that may limit the Company's collection or discharge efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or the Company's response efforts.

Employee Retention Credit. The Company was eligible to claim the employee retention credit for certain of its associates under the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and subsequent legislation. During the years ended December 31, 2022 and 2021, the Company recognized $9.4 million and $9.9 million, respectively, of employee retention credits on wages paid from March 12, 2020 to December 31, 2021 within other operating income, for which the Company has received $9.9 million in cash as of March 31, 2023. The Company has a receivable for the remaining $9.4 million included within prepaid expenses and other current assets, net on the condensed consolidated balance sheet as of March 31, 2023.

4. Fair Value Measurements

Marketable Securities

As of March 31, 2023 and December 31, 2022, marketable securities of $69.0 million and $48.7 million, respectively, are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

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

The following table summarizes the Company's London Interbank Offer Rate ("LIBOR") and Secured Overnight Financing Rate ("SOFR") interest rate cap instruments as of March 31, 2023.

($ in thousands)
Current notional balance	$1,231,920
Weighted average fixed cap rate	4.34%
Weighted average remaining term	1.1 years
Estimated asset fair value (included in other assets, net) at March 31, 2023	$9,125
Estimated asset fair value (included in other assets, net) at December 31, 2022	$10,599

The following table summarizes the Company's SOFR interest rate swap instrument as of March 31, 2023.

($ in thousands)
Current notional balance	$220,000
Fixed interest rate	3.00%
Remaining term	1.1 years
Estimated asset fair value (included in other assets, net) at March 31, 2023	$3,692
Estimated asset fair value (included in other assets, net) at December 31, 2022	$4,834

Long-term debt

The Company estimates the fair value of its debt primarily using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. The Company had outstanding long-term debt with a carrying amount of approximately $3.9 billion as of both March 31, 2023 and December 31, 2022. Fair value of the long-term debt is approximately $3.4 billion as of both March 31, 2023 and December 31, 2022. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

5. Revenue

For the three months ended March 31, 2023 and 2022, the Company generated 93.6% and 93.4%, respectively, of its resident fee revenue from private pay customers and the remainder from government reimbursement programs and other payor sources. Refer to Note 15 for disaggregation of revenue by reportable segment.

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

The Company had total deferred revenue (included within refundable fees and deferred revenue, liabilities held for sale, and other liabilities within the condensed consolidated balance sheets) of $80.9 million and $67.3 million, including $35.3 million and $25.2 million of monthly resident fees billed and received in advance, as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, the Company recognized $36.9 million and $40.1 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2023 and 2022, respectively.

6. Property, Plant and Equipment and Leasehold Intangibles, Net

As of March 31, 2023 and December 31, 2022, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following.

(in thousands)	March 31, 2023	December 31, 2022
Land	$503,488	$506,968
Buildings and improvements	5,309,368	5,323,736
Furniture and equipment	1,061,777	1,055,304
Resident and leasehold operating intangibles	283,232	286,122
Construction in progress	54,315	41,778
Assets under financing leases and leasehold improvements	1,395,000	1,375,521
Property, plant and equipment and leasehold intangibles	8,607,180	8,589,429
Accumulated depreciation and amortization	(4,114,178)	(4,053,727)
Property, plant and equipment and leasehold intangibles, net	$4,493,002	$4,535,702

Assets under financing leases and leasehold improvements includes $93.2 million and $98.4 million of financing lease right-of-use assets, net of accumulated amortization, as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 8 for further information on the Company's financing leases.

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of potential impairment arise. For the three months ended March 31, 2023 and 2022, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $84.9 million and $85.7 million, respectively.

7. Debt

Long-term debt consists of the following.

(in thousands)	March 31, 2023	December 31, 2022
Fixed rate mortgage notes payable due 2024 through 2047; weighted average interest rate of 4.14% as of both March 31, 2023 and December 31, 2022	$2,050,914	$2,055,867
Variable rate mortgage notes payable due 2023 through 2030; weighted average interest rate of 7.15% and 6.68% as of March 31, 2023 and December 31, 2022, respectively	1,565,259	1,568,555
Convertible notes payable due October 2026; interest rate of 2.00% as of both March 31, 2023 and December 31, 2022	230,000	230,000
Tangible equity units senior amortizing notes due November 2025; interest rate of 10.25% as of both March 31, 2023 and December 31, 2022	23,850	25,586
Other notes payable due 2023; interest rate of 5.90% as of March 31, 2023	18,033	—
Deferred financing costs, net	(28,091)	(29,866)
Total long-term debt	3,859,965	3,850,142
Current portion	87,711	66,043
Total long-term debt, less current portion	$3,772,254	$3,784,099

As of March 31, 2023, 91.6%, or $3.5 billion, of the Company's total debt obligations represented non-recourse property-level mortgage financings.

As of March 31, 2023, $72.6 million of letters of credit and no cash borrowings were outstanding under the Company's $80.0 million secured credit facility maturing January 2024. The Company also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of March 31, 2023 under which $13.9 million had been issued as of that date.

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

As of March 31, 2023, the Company is in compliance with the financial covenants of its debt agreements.

8. Leases

As of March 31, 2023, the Company operated 295 communities under long-term leases (246 operating leases and 49 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of March 31, 2023, the Company is in compliance with the financial covenants of its long-term leases.

Lease right-of-use assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognized $8.6 million for the three months ended March 31, 2022 of non-cash impairment charges in its operating results for its operating lease right-of-use assets, primarily for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic. The Company did not recognize any impairment charges for the three months ended March 31, 2023.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and net cash outflows from leases is as follows.

	Three Months Ended March 31,
Operating Leases (in thousands)	2023	2022
Facility operating expense	$1,626	$1,523
Facility lease expense	46,127	41,564
Operating lease expense	47,753	43,087
Operating lease expense adjustment (1)	10,805	8,307
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(2,244)	(1,490)
Operating net cash outflows from operating leases	$56,314	$49,904

(1)Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense.

	Three Months Ended March 31,
Financing Leases (in thousands)	2023	2022
Depreciation and amortization	$5,228	$7,665
Interest expense: financing lease obligations	6,552	12,058
Financing lease expense	$11,780	$19,723

Operating cash outflows from financing leases	$6,552	$12,058
Financing cash outflows from financing leases	5,852	5,490
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	—	(3,207)
Total net cash outflows from financing leases	$12,404	$14,341

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases recognized on the condensed consolidated balance sheet as of March 31, 2023 are as follows (in thousands).

Year Ending December 31,	Operating Leases	Financing Leases
2023 (nine months)	$174,844	$36,463
2024	218,481	49,309
2025	216,638	37,189
2026	101,785	37,894
2027	98,606	5,861
Thereafter	135,448	24,174
Total lease payments	945,802	190,890
Purchase option liability and non-cash gain on future sale of property	—	135,751
Imputed interest and variable lease payments	(192,305)	(83,609)
Total lease obligations	$753,497	$243,032

Subsequent to the three months ended March 31, 2023, the Company and Welltower Inc. ("Welltower") entered into amendments to the Company’s existing lease arrangements pursuant to which the Company continues to lease 74 communities. In connection with the amendments, the Company extended the maturity of one lease involving 39 communities from December 31, 2026 until June 30, 2032. As a result, the Company's amended lease arrangements provide that the current term for 69 of the communities will expire on June 30, 2032 and the current term for five of the communities will expire on December 31, 2024. The amendments did not change the amount of required lease payments over the previous term of the leases or the annual lease escalators. In addition, Welltower agreed to make available a pool in the aggregate amount of up to $17.0 million to fund costs associated with certain capital expenditure projects for 69 of the communities. Upon reimbursement of such expenditures, the annual minimum rent under the lease will prospectively increase by the amount of the reimbursement multiplied by the sum of the then current SOFR (subject to a floor of 3.0%) and a margin of 4.0%, and such amount will escalate annually consistent with the minimum rent escalation provisions of the 39 community lease. The Company preliminarily estimates that the amendment to the lease arrangements will increase the right-of-use assets and lease obligations recognized on its condensed consolidated balance sheet each by approximately $125.0 million.

The amendments replaced the net worth covenant provisions requiring the Company to maintain at least $400.0 million of stockholders' equity with a consolidated tangible net worth covenant requiring the Company to maintain at least $2.0 billion of tangible net worth, generally calculated as stockholders' equity plus accumulated depreciation and amortization less intangible assets and further adjusted for certain other items. Such calculation is generally similar to the tangible net worth covenants within certain of the Company’s long-term debt documents. So long as it maintains tangible net worth as defined in the leases of at least $1.5 billion, the Company will also be able to cure any breach by posting collateral with Welltower.

9. Investment in Unconsolidated Ventures

As of March 31, 2023, the Company owns a 20% equity interest, and affiliates of HCA Healthcare Inc. own an 80% interest, in a health care services venture (the "HCS Venture"), which operates home health and hospice agencies in the United States. The Company's interest in the HCS Venture is accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the HCS Venture is $49.1 million, which is included in investment in unconsolidated ventures on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2023. As of March 31, 2023, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to the HCS Venture.

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

The senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in reviews, audits, investigations, enforcement actions, or litigation related to regulatory compliance matters. In addition, the Company is subject to various government reviews, audits, and investigations to verify compliance with Medicare and Medicaid programs and other applicable laws and regulations. The Centers for Medicare & Medicaid Services has engaged third-party firms to review claims data to evaluate appropriateness of billings. In addition to identifying overpayments, audit contractors can refer suspected violations to government authorities. In addition, states' Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. An adverse outcome of government scrutiny may result in citations, sanctions, other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, termination of participation in Medicare and Medicaid programs, and damage to the Company's business reputation. The Company's costs to respond to and defend any such audits, reviews, and investigations may be significant.

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

11. Stock-Based Compensation

Grants of restricted stock units and stock awards under the Company's 2014 Omnibus Incentive Plan were as follows.

(in thousands, except weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2023	3,959	$2.97	$11,778

12. Earnings Per Share

Potentially dilutive common stock equivalents for the Company include convertible senior notes, warrants, unvested restricted stock, restricted stock units, and prepaid stock purchase contracts.

On October 1, 2021, the Company issued $230.0 million principal amount of 2.00% convertible senior notes due 2026 (the "Notes"). As of March 31, 2023, the maximum number of shares issuable upon settlement of the Notes is 38.3 million (after giving effect to additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events).

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

During the three months ended December 31, 2022, the Company issued 2,875,000 of its 7.00% tangible equity units (the “Units”) at a public offering price of $50.00 per Unit for an aggregate offering of $143.8 million. The Company received proceeds of $139.4 million after the deduction of the underwriters’ discount. Each Unit is comprised of a prepaid stock purchase contract and a senior amortizing note with an initial principal amount of $8.8996. Unless settled early in accordance with the terms of the instruments, under each purchase contract, the Company is obligated to deliver to the holder on November 15, 2025 a minimum of 12.9341, and a maximum of 15.1976, shares of the Company’s common stock depending on the daily volume-weighted average price ("VWAPs") of its common stock for the 20 trading days preceding the settlement date. As of March 31, 2023, the maximum number of shares issuable upon settlement of the Units' prepaid stock purchase contracts is 43.7 million.

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the minimum number of shares issuable upon settlement of the prepaid stock purchase contract component of the Units. For the three months ended March 31, 2023, 37.2 million shares are included in weighted average basic shares outstanding for the minimum number of shares issuable upon settlement of the Units' prepaid stock purchase contracts.

	Three Months Ended March 31,
	2023	2022
Weighted average common shares outstanding	187,392	185,916
Weighted average minimum shares issuable under purchase contracts	37,186	—
Weighted average shares outstanding - basic	224,578	185,916

Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. For the purposes of computing diluted EPS, weighted average shares outstanding do not include potentially dilutive securities that are anti-dilutive under the treasury stock method or if-converted method, and performance-based equity awards are included based on the attainment of the applicable performance metrics as of the end of the reporting period. The Company has the following potentially outstanding shares of common stock, which were excluded from the computation of diluted net income (loss) per share attributable to common stockholders in both periods as a result of the net loss.

	As of March 31,
(in millions)	2023	2022
Convertible senior notes	38.3	38.3
Warrants	16.3	16.3
Restricted stock and restricted stock units	6.6	5.7
Incremental shares issuable under purchase contracts	6.5	—
Total	67.7	60.3

13. Income Taxes

The difference between the Company's effective tax rate for the three months ended March 31, 2023 and 2022 was primarily due to an increase in the valuation allowance recorded during the three months ended March 31, 2023, as well as a decrease in the tax benefit on the vesting of restricted stock units and restricted stock awards due to a lower market price for the Company’s stock for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $9.4 million for the three months ended March 31, 2023, which was offset by an increase to the valuation allowance of $9.7 million. The Company recorded an aggregate deferred federal, state, and local tax expense of $24.9 million for the three months ended March 31, 2022, which was partially offset by a reduction to the valuation allowance of $22.6 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of March 31, 2023 and December 31, 2022 was $434.7 million and $425.0 million, respectively.

The increase in the valuation allowance for the three months ended March 31, 2023 and 2022 is the result of current operating losses during the three months ended March 31, 2023 and 2022 and by the anticipated reversal of future tax liabilities offset by future tax deductions.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three months ended March 31, 2023 and 2022 which are included in income tax expense or benefit for the period. As of March 31, 2023, tax returns for years 2018 through 2021 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

14. Supplemental Disclosure of Cash Flow Information

During the period from January 1, 2022 through March 31, 2023, the Company disposed of two owned communities and the Company's triple-net lease obligations on four communities were terminated (including through the acquisition of one formerly leased community).

The Company completed the sale of its one remaining entrance fee community on May 1, 2023. The Company received cash proceeds of $12.3 million, net of $29.6 million in mortgage debt repaid and transaction costs, at closing. As of March 31, 2023, the community was classified as held for sale in the CCRCs segment, resulting in $23.6 million being recorded as assets held for sale and $19.5 million, representing primarily refundable fees and deferred revenue from entrance fee residency agreements, recorded as liabilities held for sale within the condensed consolidated balance sheets.

	Three Months Ended March 31,
(in thousands)	2023	2022
Supplemental Disclosure of Cash Flow Information:
Interest paid	$55,110	$43,927
Income taxes paid, net of refunds	$(1,346)	$341

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$62,912	$39,326
Capital expenditures - development, net	519	861
Capital expenditures - non-development - reimbursable	2,244	4,697
Trade accounts payable	(15,975)	(4,928)
Net cash paid	$49,700	$39,956

Supplemental Schedule of Non-cash Operating, Investing, and Financing Activities:
Assets designated as held for sale:
Assets held for sale	$23,555	$—
Property, plant and equipment and leasehold intangibles, net	(23,555)	—
Liabilities held for sale	(19,455)	—
Refundable fees and deferred revenue	9,362	—
Other liabilities	10,093	—
Net	$—	$—

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

(in thousands)	March 31, 2023	December 31, 2022
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$362,235	$398,850
Restricted cash	29,374	27,735
Long-term restricted cash	45,133	47,963
Total cash, cash equivalents, and restricted cash	$436,742	$474,548

15. Segment Information

As of March 31, 2023, the Company has three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

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

The following tables set forth selected segment financial data.

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue and other operating income:
Independent Living(1)	$140,656	$124,406
Assisted Living and Memory Care(1)	488,804	432,488
CCRCs(1)	86,272	80,456
All Other	37,531	40,470
Total revenue and other operating income	$753,263	$677,820

	Three Months Ended March 31,
(in thousands)	2022	2021
Segment operating income:(2)
Independent Living	$46,833	$37,684
Assisted Living and Memory Care	124,593	76,863
CCRCs	13,499	10,039
All Other	2,577	3,329
Total segment operating income	187,502	127,915
General and administrative expense (including non-cash stock-based compensation expense)	48,619	45,126
Facility operating lease expense	46,127	41,564
Depreciation and amortization	84,934	85,684
Asset impairment	—	9,075
Income (loss) from operations	$7,822	$(53,534)

	As of
(in thousands)	March 31, 2023	December 31, 2022
Total assets:
Independent Living(3)	$1,253,570	$1,267,825
Assisted Living and Memory Care	3,288,702	3,329,516
CCRCs	666,102	664,502
Corporate and All Other	677,485	675,219
Total assets	$5,885,859	$5,937,062

(1)All revenue and other operating income is earned from external third parties in the United States.

(2)Segment operating income is defined as segment revenues and other operating income less segment facility operating expenses (excluding facility depreciation and amortization) and costs incurred on behalf of managed communities.

(3)The Company's Independent Living segment had a carrying amount of goodwill of $27.3 million as of both March 31, 2023 and December 31, 2022.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," or other similar words or expressions. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the impacts of the COVID-19 pandemic, including the response efforts of federal, state, and local government authorities, businesses, individuals, and us on our business, results of operations, cash flow, revenue, expenses, liquidity, and our strategic initiatives, including plans for future growth, which will depend on many factors, some of which cannot be foreseen, including the duration, severity, and breadth of the pandemic and any resurgence or variants of the disease, the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets, the development, availability, utilization, and efficacy of COVID-19 testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups, government financial and regulatory relief efforts that may become available to business and individuals, including our ability to qualify for and satisfy the terms and conditions of financial relief, perceptions regarding the safety of senior living communities during and after the pandemic, changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand, the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, housing markets, and equity markets caused by COVID-19, changes in the acuity levels of our new residents, the disproportionate impact of COVID-19 on seniors generally and those residing in our communities, the duration and costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan, and other expenses, greater use of contract labor, overtime, and other premium labor due to COVID-19 and general labor market conditions, the impact of COVID-19 on our ability to complete financings and refinancings of various assets, or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents, increased regulatory requirements, including the costs of unfunded, mandatory testing of residents and associates and provision of test kits to our health plan participants, increased enforcement actions resulting from COVID-19, government action that may limit our collection or discharge efforts for delinquent accounts, and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts; events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the effects of senior housing construction and development, lower industry occupancy (including due to the pandemic), and increased competition; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease, including due to the pandemic; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment, and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; limits on our ability to use net operating loss carryovers to reduce future tax payments; delays in obtaining regulatory approvals; disruptions in the financial markets or decreases in the appraised values or performance of our communities that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; our ability to generate sufficient cash flow to cover required interest, principal, and long-term lease payments and to fund our planned capital projects; the effect of any non-compliance with any of our debt or lease agreements (including the financial or other covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the effect of our indebtedness and long-term leases on our liquidity and our ability to operate our business; increases in market interest rates that increase the costs of our debt obligations; our ability to obtain additional capital on terms acceptable to us; departures of key officers and potential disruption caused by changes in management; increased competition for, or a shortage of, associates (including due to the pandemic or general labor market conditions), wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us, including putative class action complaints; costs to respond to, and adverse determinations resulting from, government reviews, audits and investigations; the cost and difficulty of complying with increasing and evolving regulation; changes in, or our failure to comply with, employment-related laws and regulations; unanticipated costs to comply with legislative or regulatory developments; the risks associated with current global economic conditions and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits, and insurance, interest rates, and tax rates; the impact of seasonal contagious illness or an outbreak of COVID-19 or other contagious disease in the markets in which we operate; actions of activist stockholders, including a proxy contest; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

Unless otherwise specified, references to "Brookdale," "we," "us," "our," or "the Company" in this Quarterly Report on Form 10-Q mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Overview

We are the nation's premier operator of senior living communities, operating and managing 673 communities in 41 states as of March 31, 2023, with the ability to serve more than 60,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs").

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

We have recently made the annual rate adjustment effective January 1, 2023 for our in-place private pay residents. The increase was again higher than our typical annual rate adjustment in order to help offset our recent increased costs as a result of labor pressures, high inflation, and increased interest rates, as described below. As a result of rate and occupancy increases, consolidated RevPAR for the three months ended March 31, 2023 increased 12.9% compared to the prior year period. Due to the competitive environment for new residents in our recovering industry, the higher rate adjustment could slow our occupancy recovery progress or result in a decrease in occupancy in our communities. Any use of promotional or other discounting would offset a portion of such rate adjustments in our RevPAR and RevPOR results. In addition, the rate adjustment may not be sufficient to offset our increased costs in the event that labor expenses, inflation, or interest rates grow at rates higher than we anticipated.

Macroeconomic Conditions

A confluence of macroeconomic conditions, including an intensely competitive labor environment and higher inflation and interest rates, has continued to affect our operations during 2023.

Labor Pressures

Labor costs comprise approximately two-thirds of our total facility operating expense. We began to experience pressures associated with the intensely competitive labor environment during 2021, which have continued into 2023. Labor pressures have resulted in higher-than-typical associate turnover and wage growth, and we have experienced difficulty in filling open positions timely. We have increased our recruiting efforts to fill existing open positions, resulting in increasing the size of our workforce during 2022. We continue to review wage rates in our markets and make competitive adjustments. Beginning in 2021, to cover existing open positions, we needed to rely on more expensive premium labor, primarily contract labor and overtime. From its peak in December 2021 to March 2023, we have decreased our monthly contract labor expense by approximately 87%, while maintaining focus on resident satisfaction and high-quality care. We continue to work to reduce our reliance on premium labor.

The labor component of our facility operating expense in our same community portfolio increased $3.9 million, or 1.2%, during the three months ended March 31, 2023 compared to the prior year period. The increase primarily resulted from wage rate adjustments, more hours worked with higher occupancy during the period, partially offset by a decrease in the use of premium labor, primarily contract labor. We expect to continue to experience labor cost pressure as a result of merit wage rate adjustments made in March 2023, an anticipated increase in hours worked as our occupancy levels grow, and the labor environment conditions described above. Continued increased competition for, or a shortage of, nurses or other associates and general inflationary pressures have required and may require that we enhance our pay and benefits package to compete effectively for such associates.

Inflation

Our non-labor facility operating expense comprises approximately one-third of our total facility operating expense and is subject to inflationary pressures. The United States consumer price index increased more than 8% since December 2021. We mitigated a portion of an increase in food costs with the scale benefit of a higher number of residents, along with appropriate product substitution. We mitigated a portion of rising utility costs through sustainability investments we made in 2022 and recent years, such as lighting retrofits and water consumption projects. Despite our mitigation efforts and with higher occupancy, for the three months ended March 31, 2023 our non-labor facility operating expense in our same community portfolio increased $15.7 million, or 9.7%, compared to the prior year period. For the remainder of 2023, we expect to continue to experience inflationary pressures.

Interest Rates

As of March 31, 2023, we had approximately $1.6 billion of long-term variable rate debt outstanding which is indexed to the London Interbank Offer Rate ("LIBOR") or Secured Overnight Financing Rate ("SOFR"), plus a weighted average margin of approximately 230 basis points. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in LIBOR or SOFR. The LIBOR and SOFR steadily increased throughout 2022, ending the year more than 400 basis points higher than year-end 2021. Approximately 92% of our long-term variable rate debt is subject to interest rate cap or swap agreements, which had a weighted average fixed interest rate of 4.14% and a weighted average remaining term of 1.1 years as of March 31, 2023. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements. For the three months ended March 31, 2023, our debt interest expense increased $17.2 million, or 51.7%, compared to the prior year, substantially all due to an increase in our interest expense associated with our long-term variable rate debt. Interest earned on our cash, cash equivalents, and marketable securities partially offset such increased interest expense.

COVID-19 Pandemic Update

The COVID-19 pandemic has adversely impacted our occupancy and resident fee revenue beginning in March 2020. The health and wellbeing of our residents and associates has been and continues to be our highest priority.

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

Community Transactions

We completed the sale of our one remaining entrance fee community (306 units) on May 1, 2023. We received cash proceeds of $12.3 million, net of $29.6 million in mortgage debt repaid and transaction costs, at closing. As of March 31, 2023, the community was classified as held for sale in the CCRCs segment, resulting in $23.6 million being recorded as assets held for sale and $19.5 million, representing primarily refundable fees and deferred revenue from entrance fee residency agreements, recorded as liabilities held for sale within the condensed consolidated balance sheets.

We elected not to exercise our lease renewal option under the current terms for a master lease which expires on December 31, 2023. Pursuant to the master lease, we currently continue to lease 35 communities (1,468 units, or 2.8% of our consolidated units) and we will be required to make approximately $15.4 million of cash lease payments for the twelve months ending December 31, 2023.

Subsequent to the three months ended March 31, 2023, we entered into amendments to our existing lease arrangements with Welltower Inc. ("Welltower") pursuant to which we continue to lease 74 communities. In connection with the amendments, we extended the maturity of one lease involving 39 communities from December 31, 2026 until June 30, 2032. As a result, our amended lease arrangements provide that the current term for 69 of the communities will expire on June 30, 2032 and the current term for five of the communities will expire on December 31, 2024. The amendments did not change the amount of required lease payments over the previous term of the leases or the annual lease escalators. In addition, Welltower agreed to make available a pool in the aggregate amount of up to $17.0 million to fund costs associated with certain capital expenditure projects for 69 of the communities. Upon reimbursement of such expenditures, the annual minimum rent under the lease will prospectively increase by the amount of the reimbursement multiplied by the sum of the then current SOFR (subject to a floor of 3.0%) and a margin of 4.0%, and such amount will escalate annually consistent with the minimum rent escalation provisions of the 39 community lease.

We expect the amended leases for 35 of such communities to be prospectively reclassified as operating leases subsequent to the amendment. We expect the reclassification of such lease costs to operating lease classification will result in an approximately $19.0 million increase in cash paid for operating leases for the remainder of 2023 and an offsetting decrease in cash paid for financing leases. Based upon our preliminary estimates, we expect the amendment to the lease arrangements will increase the right-of-use assets and lease obligations recognized on our condensed consolidated balance sheet each by approximately $125.0 million.

The amendments replaced the net worth covenant provisions requiring us to maintain at least $400.0 million of stockholders' equity with a consolidated tangible net worth covenant requiring us to maintain at least $2.0 billion of tangible net worth, generally calculated as stockholders' equity plus accumulated depreciation and amortization less intangible assets and further adjusted for certain other items. Such calculation is generally similar to the tangible net worth covenants within certain of our long-term debt documents. So long as we maintain tangible net worth as defined in the leases of at least $1.5 billion, we will also be able to cure any breach by posting collateral with Welltower. As of March 31, 2023, we had tangible net worth of approximately $4.4 billion using the definition in the leases.

Results of Operations

As of March 31, 2023, our total operations included 673 communities with a capacity to serve over 60,000 residents. As of that date, we owned 346 communities (31,598 units), leased 295 communities (20,584 units), and managed 32 communities (4,725 units). The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q. The results of operations for any particular period are not necessarily indicative of results for any future period.

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

•RevPAR, or average monthly senior housing resident fee revenue per available unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding revenue for private duty services provided to seniors living outside of our communities and entrance fee amortization), divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period. We measure RevPAR at the consolidated level, as well as at the segment level with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments. Our management uses RevPAR for decision making, and we believe the measure provides useful information to investors, because the measure is an indicator of senior housing resident fee revenue performance that reflects the impact of both senior housing occupancy and rate.

•RevPOR, or average monthly senior housing resident fee revenue per occupied unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding revenue for private duty services provided to seniors living outside of our communities and entrance fee amortization), divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period. We measure RevPOR at the consolidated level, as well as at the segment level with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments. Our management uses RevPOR for decision making, and we believe the measure provides useful information to investors, because it reflects the average amount of senior housing resident fee revenue we derive from an occupied unit per month without factoring occupancy rates. RevPOR is a significant driver of our senior housing revenue performance.

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

Comparison of Three Months Ended March 31, 2023 and 2022

Summary Operating Results

The following table summarizes our overall operating results for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Total resident fees and management fees revenue	$715,981	$640,303	$75,678	11.8%
Other operating income	2,328	376	1,952	NM
Facility operating expense	530,807	512,764	18,043	3.5%
Net income (loss)	(44,563)	(100,032)	(55,469)	(55.5)%
Adjusted EBITDA	88,623	37,176	51,447	138.4%

The increase in total resident fees and management fees revenue was primarily attributable to a 13.1% increase in same community RevPAR, comprised of an 8.5% increase in same community RevPOR and a 310 basis point increase in same community weighted average occupancy.

The increase in facility operating expense was primarily attributable to a 4.0% increase in same community facility operating expense primarily resulting from broad inflationary pressure, partially offset by a decrease in the use of premium labor, primarily contract labor.

The decrease in net loss was primarily attributable to the net impact of the revenue and facility operating expense factors previously discussed and a decrease in asset impairment expense compared to the prior year. These changes were partially offset by an increase in debt interest expense compared to the prior year.

The increase in Adjusted EBITDA was primarily attributable to the net impact of the revenue and facility operating expense factors previously discussed, partially offset by an increase in cash facility operating lease payments primarily due to the reclassification of lease costs for 16 communities from financing leases to operating leases as a result of a lease amendment subsequent to the prior year period.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the three months ended March 31, 2023 and 2022, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$713,404	$636,974	$76,430		12.0%
Other operating income	$2,328	$376	$1,952		NM
Facility operating expense	$530,807	$512,764	$18,043		3.5%

Number of communities (period end)	641	645	(4)		(0.6)%
Total average units	52,177	52,586	(409)		(0.8)%
RevPAR	$4,551	$4,032	$519		12.9%
Occupancy rate (weighted average)	76.3%	73.4%	290	bps	n/a
RevPOR	$5,963	$5,493	$470		8.6%

Same Community Operating Results and Data
Resident fees	$698,556	$617,848	$80,708		13.1%
Other operating income	$2,289	$358	$1,931		NM
Facility operating expense	$516,048	$496,427	$19,621		4.0%

Number of communities	635	635	—		—%
Total average units	51,165	51,173	(8)		—%
RevPAR	$4,551	$4,025	$526		13.1%
Occupancy rate (weighted average)	76.5%	73.4%	310	bps	n/a
RevPOR	$5,949	$5,481	$468		8.5%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended March 31, 2023 and 2022. All 68 of the communities in our Independent Living segment are included within our same community portfolio.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$140,602	$124,404	$16,198		13.0%
Other operating income	$54	$2	$52		NM
Facility operating expense	$93,823	$86,722	$7,101		8.2%

Number of communities (period end)	68	68	—		—%
Total average units	12,571	12,568	3		—%
RevPAR	$3,728	$3,299	$429		13.0%
Occupancy rate (weighted average)	78.6%	74.6%	400	bps	n/a
RevPOR	$4,741	$4,423	$318		7.2%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's RevPAR, comprised of a 7.2% increase in RevPOR and a 400 basis point increase in weighted average occupancy. The increase in the segment's RevPOR was primarily the result of in-place rate increases. The increase in the segment's weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic.

The increase in the segment's facility operating expense was primarily attributable to a $3.1 million, or 6.1%, increase in the segment's labor expense primarily resulting from wage rate adjustments and more hours worked with higher occupancy during the period, partially offset by a decrease in the use of premium labor, primarily contract labor. Additionally, broad inflationary pressure contributed to the increase in the segment's facility operating expense.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended March 31, 2023 and 2022, including operating results and data on a same community basis.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$486,777	$432,132	$54,645		12.6%
Other operating income	$2,027	$356	$1,671		NM
Facility operating expense	$364,211	$355,625	$8,586		2.4%

Number of communities (period end)	554	558	(4)		(0.7)%
Total average units	34,414	34,817	(403)		(1.2)%
RevPAR	$4,710	$4,136	$574		13.9%
Occupancy rate (weighted average)	75.9%	73.0%	290	bps	n/a
RevPOR	$6,204	$5,665	$539		9.5%

Same Community Operating Results and Data
Resident fees	$484,271	$425,903	$58,368		13.7%
Other operating income	$2,026	$356	$1,670		NM
Facility operating expense	$361,305	$350,395	$10,910		3.1%

Number of communities	551	551	—		—%
Total average units	34,280	34,281	(1)		—%
RevPAR	$4,709	$4,141	$568		13.7%
Occupancy rate (weighted average)	76.0%	73.0%	300	bps	n/a
RevPOR	$6,199	$5,676	$523		9.2%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 9.2% increase in same community RevPOR and a 300 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of in-place rate increases. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's resident fees was partially offset by the disposition of five communities (402 units) since the beginning of the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily resulting from broad inflationary pressure, partially offset by a decrease in the use of premium labor, primarily contract labor. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended March 31, 2023 and 2022, including operating results and data on a same community basis.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$86,025	$80,438	$5,587		6.9%
Other operating income	$247	$18	$229		NM
Facility operating expense	$72,773	$70,417	$2,356		3.3%

Number of communities (period end)	19	19	—		—%
Total average units	5,192	5,201	(9)		(0.2)%
RevPAR	$5,490	$5,109	$381		7.5%
Occupancy rate (weighted average)	73.4%	73.2%	20	bps	n/a
RevPOR	$7,482	$6,976	$506		7.3%

Same Community Operating Results and Data
Resident fees	$73,683	$67,541	$6,142		9.1%
Other operating income	$209	$—	$209		NM
Facility operating expense	$61,119	$59,230	$1,889		3.2%

Number of communities	16	16	—		—%
Total average units	4,314	4,324	(10)		(0.2)%
RevPAR	$5,693	$5,207	$486		9.3%
Occupancy rate (weighted average)	74.5%	73.7%	80	bps	n/a
RevPOR	$7,638	$7,063	$575		8.1%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of an 8.1% increase in same community RevPOR and an 80 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of in-place rate increases.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $0.9 million, or 2.2%, increase in the segment's same community labor expense primarily resulting from wage rate adjustments, partially offset by a decrease in the use of premium labor, primarily contract labor. Additionally, broad inflationary pressure contributed to the increase in the segment's same community facility operating expense.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Management fees	$2,577	$3,329	$(752)	(22.6)%
Reimbursed costs incurred on behalf of managed communities	34,954	37,141	(2,187)	(5.9)%
Costs incurred on behalf of managed communities	34,954	37,141	(2,187)	(5.9)%
General and administrative expense	48,619	45,126	3,493	7.7%
Facility operating lease expense	46,127	41,564	4,563	11.0%
Depreciation and amortization	84,934	85,684	(750)	(0.9)%
Asset impairment	—	9,075	(9,075)	NM
Interest income	5,326	95	5,231	NM
Interest expense	59,711	43,354	16,357	37.7%
Equity in earnings (loss) of unconsolidated ventures	(577)	(4,894)	4,317	88.2%
Gain (loss) on sale of assets, net	—	(294)	294	NM
Other non-operating income (loss)	3,149	(27)	3,176	NM
Benefit (provision) for income taxes	(572)	1,976	(2,548)	NM

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period, partially offset by an increase in community costs incurred as a result of broad inflationary pressure for communities managed in both periods.

General and Administrative Expense. The increase in general and administrative expense was primarily attributable to an increase in organizational restructuring costs compared to the prior year period, primarily for severance costs for our senior leadership changes. General and administrative expense includes transaction and organizational restructuring costs of $3.6 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The increase in facility operating lease expense was primarily due to the reclassification of lease costs for 16 communities from financing leases to operating leases as a result of a lease amendment subsequent to the prior year period.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to the reclassification of lease costs for 16 communities from financing leases to operating leases as a result of a lease amendment subsequent to the prior year period, partially offset by the completion of community renovations, apartment upgrades, and other major building infrastructure projects for leased communities since the beginning of the prior year period.

Asset Impairment. During the three months ended March 31, 2022, we recorded $9.1 million of non-cash impairment charges, primarily for right-of-use assets for certain leased communities with decreased future cash flow estimates as a result of the COVID-19 pandemic. We did not record any impairment charges during the three months ended March 31, 2023.

Interest Expense. The increase in interest expense was primarily due to an increase in interest expense on long-term debt primarily as a result of increases in variable interest rates, partially offset by a decrease in interest expense on financing lease obligations primarily due to the reclassification of lease costs for 16 communities from financing leases to operating leases as a result of a lease amendment subsequent to the prior year period.

Equity in Earnings (Loss) of Unconsolidated Ventures. The decrease in equity in loss of unconsolidated ventures was primarily due to improved operating results for our health care services venture.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended March 31, 2023 and 2022 was primarily due to an increase in the valuation allowance recorded during the three months ended March 31, 2023, as well as a decrease in the tax benefit on the vesting of restricted stock units and restricted stock awards due to a lower market price for our stock for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

We recorded an aggregate deferred federal, state, and local tax benefit of $9.4 million, which was partially offset by an increase in the valuation allowance of $9.7 million in the three months ended March 31, 2023. We recorded an aggregate deferred federal, state, and local tax expense of $24.9 million for the three months ended March 31, 2022, which was partially offset by a reduction to the valuation allowance of $22.6 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of March 31, 2023 and December 31, 2022 was $434.7 million and $425.0 million, respectively.

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

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Net cash provided by (used in) operating activities	$24,042	$(23,255)	$47,297	NM
Net cash provided by (used in) investing activities	(62,019)	(36,163)	25,856	71.5%
Net cash provided by (used in) financing activities	171	(403)	574	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	(37,806)	(59,821)	(22,015)	(36.8)%
Cash, cash equivalents, and restricted cash at beginning of period	474,548	438,314	36,234	8.3%
Cash, cash equivalents, and restricted cash at end of period	$436,742	$378,493	$58,249	15.4%
Adjusted Free Cash Flow	$(21,239)	$(53,493)	$32,254	60.3%

The change in net cash provided by (used in) operating activities was attributable primarily to an increase in resident fee revenue compared to the prior year period, partially offset by an increase in facility operating expense and an increase in debt interest expense compared to the prior year period.

The increase in net cash used in investing activities was primarily attributable to a $99.0 million decrease in proceeds from sales and maturities of marketable securities and a $9.7 million increase in cash paid for capital expenditures compared to the prior year period. These changes were partially offset by a $76.3 million decrease in purchases of marketable securities and a $6.4 million increase in reimbursement from our property and casualty insurance policies compared to the prior year period.

The change in Adjusted Free Cash Flow was primarily attributable to the change in net cash provided by (used in) operating activities, partially offset by a $23.6 million increase in non-development capital expenditures, net.

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

We are highly leveraged and have significant debt and lease obligations. As of March 31, 2023, we had $3.9 billion of debt outstanding at a weighted average interest rate of 5.27%. As of such date, 91.6%, or $3.5 billion, of our total debt obligations represented non-recourse property-level mortgage financings.

As of March 31, 2023, we had $1.0 billion of operating and financing lease obligations. For the twelve months ending March 31, 2024, we will be required to make approximately $279.0 million of cash lease payments in connection with our existing operating and financing leases.

Total liquidity of $438.6 million as of March 31, 2023 included $362.2 million of unrestricted cash and cash equivalents (excluding restricted cash of $74.5 million), $69.0 million of marketable securities, and $7.4 million of availability on our secured credit facility. Total liquidity as of March 31, 2023 decreased $14.0 million from total liquidity of $452.6 million as of December 31, 2022. The decrease was primarily attributable to negative $21.2 million of Adjusted Free Cash Flow.

As of March 31, 2023, our current liabilities exceeded current assets by $40.8 million. Included in our current liabilities is $202.6 million of the current portion of operating and financing lease obligations, for which the associated right-of-use assets are excluded from current assets on our condensed consolidated balance sheets. We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand, cash equivalents, and marketable securities will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to seek opportunities to preserve and enhance our liquidity, including through increasing our RevPAR, maintaining expense discipline, continuing to refinance maturing debt, continuing to evaluate our capital structure and the state of debt and equity markets, and monetizing non-strategic or underperforming owned assets. There is no assurance that financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in monetizing certain assets.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item

1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on February 22, 2023. The amount of mortgage financing available for our communities is generally dependent on their appraised values and performance. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. Due to lower operating performance of our communities, generally, resulting from the COVID-19 pandemic, during 2021 and 2022 we sought and obtained non-agency mortgage financings to partially refinance maturing Freddie Mac and Fannie Mae indebtedness. We have completed the refinancing of all of our mortgage debt maturities due in 2023. Our inability to obtain refinancing proceeds sufficient to cover 2024 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures, to pursue any potential lease restructuring opportunities that we identify, or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

The following table summarizes our capital expenditures for the three months ended March 31, 2023 for our consolidated business.

(in millions)
Community-level capital expenditures, net(1)	$41.9
Corporate capital expenditures, net(2)	21.0
Non-development capital expenditures, net(3)	62.9
Development capital expenditures, net	0.5
Total capital expenditures, net	$63.4

(1)Reflects the amount invested, net of lessor reimbursements of $2.2 million.

(2)Includes $16.3 million of remediation costs at our communities resulting from natural disasters, including $15.3 million of capital expenditures resulting from the impact of Winter Storm Elliott.

(3)Amount is included in Adjusted Free Cash Flow.

In the aggregate, we expect our full-year 2023 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $220.0 million, including remediation costs at our communities resulting from Winter Storm Elliott and Hurricane Ian. We anticipate that our 2023 capital expenditures will be funded from cash on hand, cash equivalents, marketable securities, cash flows from operations, reimbursements from lessors, and approximately $20.0 million of reimbursement from our property and casualty insurance policies. We received $6.4 million of insurance reimbursements in the three months ended March 31, 2023.

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

Credit Facilities

On December 11, 2020, we entered into a revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The agreement provides a commitment amount of up to $80.0 million which can be drawn in cash or as letters of credit. The credit facility matures on January 15, 2024 and we have the option to extend the facility for two additional terms of one year each subject to the satisfaction of certain conditions. Amounts drawn under the facility will bear interest at SOFR plus an applicable margin which was 2.75% as of March 31, 2023. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of March 31, 2023. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of March 31, 2023, $72.6 million of letters of credit and no cash borrowings were outstanding under our $80.0 million secured credit facility and the facility had $7.4 million of availability. We also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of March 31, 2023 under which $13.9 million had been issued as of that date.

Long-Term Leases

As of March 31, 2023, we operated 295 communities under long-term leases (246 operating leases and 49 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. We typically guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or leased property revenue. Approximately 89% of our community lease payments are subject to a weighted average maximum annual increase of 2.7% for community leases subject to fixed annual escalators or variable annual escalators based on the consumer price index subject to a cap. The remaining community lease payments are subject to variable annual escalators primarily based upon the change in the consumer price index. An additional 1% increase in the consumer price index would have resulted in additional cash lease payments of approximately $0.2 million for the twelve months ended March 31, 2023. We are responsible for all operating costs, including repairs, property taxes, and insurance. The lease terms generally provide for renewal or extension options from 5 to 20 years, and, in some instances, purchase options.

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

For the three months ended March 31, 2023, our cash lease payments for our operating leases were $58.6 million and for our financing leases were $12.4 million. For the twelve months ending March 31, 2024, we will be required to make $279.0 million of cash lease payments in connection with our existing operating and financing leases.

Debt and Lease Covenants

Certain of our long-term debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities or increased by deferred gains from sale-leaseback transactions and deferred entrance fee revenue. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date. As of March 31, 2023, our liquidity was $438.6 million.

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

As of March 31, 2023, we are in compliance with the financial covenants of our debt agreements and long-term leases.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income (loss)	$(44,563)	$(100,032)
Provision (benefit) for income taxes	572	(1,976)
Equity in (earnings) loss of unconsolidated ventures	577	4,894
Non-operating loss (gain) on sale of assets, net	—	294
Other non-operating (income) loss	(3,149)	27
Interest expense	59,711	43,354
Interest income	(5,326)	(95)
Income (loss) from operations	7,822	(53,534)
Depreciation and amortization	84,934	85,684
Asset impairment	—	9,075
Operating lease expense adjustment	(10,805)	(8,307)
Non-cash stock-based compensation expense	3,104	3,885
Transaction and organizational restructuring costs	3,568	373
Adjusted EBITDA(1)	$88,623	$37,176

(1)     Adjusted EBITDA includes a $2.3 million and $0.4 million benefit for the three months ended March 31, 2023 and 2022, respectively, of government grants and credits recognized in other operating income.

Adjusted Free Cash Flow

Adjusted Free Cash Flow is a non-GAAP liquidity measure that we define as net cash provided by (used in) operating activities before: distributions from unconsolidated ventures from cumulative share of net earnings, changes in prepaid insurance premiums financed with notes payable, changes in operating lease assets and liabilities for lease termination, cash paid/received for gain/loss on facility operating lease termination, and lessor capital expenditure reimbursements under operating leases; plus: property and casualty insurance proceeds and proceeds from refundable entrance fees, net of refunds; less: non-development capital expenditures and payment of financing lease obligations. Non-development capital expenditures are comprised of corporate and community-level capital expenditures, including those related to maintenance, renovations, upgrades, and other major building infrastructure projects for our communities and is presented net of lessor reimbursements. Non-development capital expenditures do not include capital expenditures for: community expansions, major community redevelopment and repositioning projects, and the development of new communities.

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$24,042	$(23,255)
Net cash provided by (used in) investing activities	(62,019)	(36,163)
Net cash provided by (used in) financing activities	171	(403)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(37,806)	$(59,821)

Net cash provided by (used in) operating activities	$24,042	$(23,255)
Distributions from unconsolidated ventures from cumulative share of net earnings	—	(561)
Changes in prepaid insurance premiums financed with notes payable	19,305	16,629
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(2,244)	(1,490)
Non-development capital expenditures, net	(62,912)	(39,326)
Property and casualty insurance proceeds	6,422	—
Payment of financing lease obligations	(5,852)	(5,490)
Adjusted Free Cash Flow(1)	$(21,239)	$(53,493)
(1)     Adjusted Free Cash Flow includes:
•$13.4 million and $0.8 million benefit for the three months ended March 31, 2023 and 2022, respectively, from government grants and credits received.
•$1.8 million recoupment for the three months ended March 31, 2022 of accelerated/advanced Medicare payments.
•$3.6 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, for transaction and organizational restructuring costs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of March 31, 2023, 59.8%, or $2.3 billion, of our long-term debt had a weighted average fixed interest rate of 4.00%. As of March 31, 2023, we had $1.6 billion of long-term variable rate debt, at a weighted average interest rate of 7.15%.

In the normal course of business, we enter into certain interest rate cap and swap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of March 31, 2023, 76% of our $1.6 billion of outstanding long-term variable rate debt is indexed to LIBOR plus a weighted average margin of 228 basis points and 24% of our outstanding long-term variable rate debt is indexed to SOFR plus a weighted average margin of 238 basis points. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in LIBOR or SOFR. As of March 31, 2023, $1.4 billion, or 92%, of our long-term variable rate debt is subject to interest rate cap or swap agreements and $128.8 million of our variable rate debt is not subject to any interest rate cap or swap agreements. For our LIBOR and SOFR interest rate cap and swap agreements as of March 31, 2023, the weighted average fixed interest rate is 4.14%, and the weighted average remaining term is 1.1 years. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in LIBOR and SOFR as of March 31, 2023.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$2.5
200	4.2
500	8.8
1,000	15.4

(1)Amounts are after consideration of interest rate cap and swap agreements in place as of March 31, 2023, for which the weighted average remaining term is 1.1 years.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 10 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended March 31, 2023 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
1/1/2023 - 1/31/2023	24,967	$2.80	—	$44,026
2/1/2023 - 2/28/2023	531,563	3.32	—	44,026
3/1/2023 - 3/31/2023	2,181	3.20	—	44,026
Total	558,711	$3.29	—

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
(2)On November 1, 2016, we announced that our Board of Directors had approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of March 31, 2023, $44.0 million remained available under the repurchase program.

Item 6.  Exhibits

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2019 (File No. 001-32641)).

3.2	Amended and Restated Bylaws of the Company dated October 29, 2019 (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on October 29, 2019 (File No. 001-32641)).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) filed on November 7, 2005 (File No. 333-127372)).
4.2	Description of the Company's securities.
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
10.1
Restricted Stock Unit Agreement under the Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (the "Omnibus Incentive Plan") dated as of February 15, 2023, by and between the Company and Lucinda M. Baier.

10.2	Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2023 Time-Based Form for Executive Officers other than CEO).
10.3	Performance-Based Restricted Stock Unit Agreement under the Omnibus Incentive Plan dated as of February 15, 2023, by and between the Company and Lucinda M. Baier.
10.4	Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2023 Performance-Based Form for Executive Officers other than CEO).
10.5	Performance-Based Cash Award Agreement dated as of February 15, 2023, by and between the Company and Lucinda M. Baier.
10.6	Offer Letter Agreement dated as of January 12, 2023 by and between the Company and Dawn L. Kussow.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Dawn L. Kussow
Name:	Dawn L. Kussow
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	May 9, 2023