Form 10-Q
period 2023-06-30
Brookdale Senior Living Inc.
filed 2023-08-08
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 4, 2023, 188,224,327 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted stock and restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$336,576	$398,850
Marketable securities	96,196	48,680
Restricted cash	34,823	27,735
Accounts receivable, net	48,222	55,761
Prepaid expenses and other current assets, net	101,294	106,067
Total current assets	617,111	637,093
Property, plant and equipment and leasehold intangibles, net	4,428,238	4,535,702
Operating lease right-of-use assets	708,124	597,130
Restricted cash	37,183	47,963
Investment in unconsolidated ventures	49,810	55,333
Goodwill	27,321	27,321
Deferred tax asset	1,415	1,604
Other assets, net	35,533	34,916
Total assets	$5,904,735	$5,937,062
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$53,729	$66,043
Current portion of financing lease obligations	1,004	24,059
Current portion of operating lease obligations	188,430	176,758
Trade accounts payable	94,539	71,000
Accrued expenses	242,043	237,148
Refundable fees and deferred revenue	69,428	66,197
Total current liabilities	649,173	641,205
Long-term debt, less current portion	3,760,560	3,784,099
Financing lease obligations, less current portion	150,991	224,801
Operating lease obligations, less current portion	733,114	616,973
Other liabilities	71,621	85,831
Total liabilities	5,365,459	5,352,909
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at June 30, 2023 and December 31, 2022; 198,762,649 and 197,776,991 shares issued and 188,235,124 and 187,249,466 shares outstanding (including 10,797 and 422,542 unvested restricted shares), respectively	1,988	1,978
Additional paid-in-capital	4,336,504	4,332,302
Treasury stock, at cost; 10,527,525 shares at June 30, 2023 and December 31, 2022	(102,774)	(102,774)
Accumulated deficit	(3,697,960)	(3,648,901)
Total Brookdale Senior Living Inc. stockholders' equity	537,758	582,605
Noncontrolling interest	1,518	1,548
Total equity	539,276	584,153
Total liabilities and equity	$5,904,735	$5,937,062

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Resident fees	$710,161	$640,388	$1,423,565	$1,277,362
Management fees	2,510	3,329	5,087	6,658
Reimbursed costs incurred on behalf of managed communities	33,999	37,388	68,953	74,529
Other operating income	4,122	8,411	6,450	8,787
Total revenue and other operating income	750,792	689,516	1,504,055	1,367,336

Facility operating expense (excluding facility depreciation and amortization of $77,846, $80,944, $157,163, and $160,876, respectively)	531,118	513,664	1,061,925	1,026,428
General and administrative expense (including non-cash stock-based compensation expense of $2,969, $3,619, $6,073, and $7,504, respectively)	45,326	41,752	93,945	86,878
Facility operating lease expense	50,512	41,538	96,639	83,102
Depreciation and amortization	84,448	86,623	169,382	172,307
Asset impairment	520	2,599	520	11,674
Loss (gain) on sale of communities, net	(36,296)	—	(36,296)	—
Costs incurred on behalf of managed communities	33,999	37,388	68,953	74,529
Income (loss) from operations	41,165	(34,048)	48,987	(87,582)

Interest income	6,115	778	11,441	873
Interest expense:
Debt	(52,256)	(35,693)	(102,571)	(68,850)
Financing lease obligations	(5,453)	(11,994)	(12,005)	(24,052)
Amortization of deferred financing costs	(1,899)	(1,520)	(3,839)	(3,062)
Change in fair value of derivatives	5,173	973	4,269	4,376
Equity in earnings (loss) of unconsolidated ventures	(1,153)	(2,439)	(1,730)	(7,333)
Non-operating gain (loss) on sale of assets, net	860	961	860	667
Other non-operating income (loss)	3,197	(111)	6,346	(138)
Income (loss) before income taxes	(4,251)	(83,093)	(48,242)	(185,101)
Benefit (provision) for income taxes	(275)	(1,190)	(847)	786
Net income (loss)	(4,526)	(84,283)	(49,089)	(184,315)
Net (income) loss attributable to noncontrolling interest	16	(135)	30	(116)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(4,510)	$(84,418)	$(49,059)	$(184,431)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.02)	$(0.45)	$(0.22)	$(0.99)
Weighted average shares used in computing basic and diluted net income (loss) per share	225,404	186,761	224,994	186,341
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total equity, balance at beginning of period	$540,854	$599,279	$584,153	$699,623
Common stock:
Balance at beginning of period	$1,988	$1,978	$1,978	$1,975
Restricted stock and restricted stock units, net	—	—	16	9
Shares withheld for employee taxes	—	—	(6)	(6)
Balance at end of period	$1,988	$1,978	$1,988	$1,978
Additional paid-in-capital:
Balance at beginning of period	$4,333,556	$4,208,360	$4,332,302	$4,208,675
Compensation expense related to restricted stock grants	2,969	3,619	6,073	7,504
Restricted stock and restricted stock units, net	—	—	(16)	(9)
Shares withheld for employee taxes	(21)	(48)	(1,855)	(4,239)
Balance at end of period	$4,336,504	$4,211,931	$4,336,504	$4,211,931
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(3,693,450)	$(3,510,487)	$(3,648,901)	$(3,410,474)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(4,510)	(84,418)	(49,059)	(184,431)
Balance at end of period	$(3,697,960)	$(3,594,905)	$(3,697,960)	$(3,594,905)
Noncontrolling interest:
Balance at beginning of period	$1,534	$2,202	$1,548	$2,221
Net income (loss) attributable to noncontrolling interest	(16)	135	(30)	116
Balance at end of period	$1,518	$2,337	$1,518	$2,337
Total equity, balance at end of period	$539,276	$518,567	$539,276	$518,567

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	188,235	187,283	187,249	186,958
Restricted stock and restricted stock units, net	6	(18)	1,551	907
Shares withheld for employee taxes	(6)	(9)	(565)	(609)
Balance at end of period	188,235	187,256	188,235	187,256
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(49,089)	$(184,315)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, net	173,221	175,369
Asset impairment	520	11,674
Equity in (earnings) loss of unconsolidated ventures	1,730	7,333
Distributions from unconsolidated ventures from cumulative share of net earnings	430	561
Amortization of entrance fees	(732)	(1,267)
Proceeds from deferred entrance fee revenue	477	1,959
Deferred income tax (benefit) provision	188	(1,438)
Operating lease expense adjustment	(22,362)	(16,615)
Change in fair value of derivatives	(4,269)	(4,376)
Loss (gain) on sale of assets, net	(37,156)	(667)
Non-cash stock-based compensation expense	6,073	7,504
Property and casualty insurance income	(3,927)	(181)
Other non-operating (income) loss	(2,542)	—
Changes in operating assets and liabilities:
Accounts receivable, net	7,550	1,592
Prepaid expenses and other assets, net	11,711	(5,550)
Prepaid insurance premiums financed with notes payable	(13,004)	(11,252)
Trade accounts payable and accrued expenses	3,782	(822)
Refundable fees and deferred revenue	13,021	3,956
Operating lease assets and liabilities for lessor capital expenditure reimbursements	2,244	4,857
Net cash provided by (used in) operating activities	87,866	(11,678)
Cash Flows from Investing Activities
Purchase of marketable securities	(110,754)	(205,373)
Sale and maturities of marketable securities	65,100	222,500
Capital expenditures, net of related payables	(109,825)	(96,851)
Acquisition of assets, net of cash acquired	(574)	(6,004)
Investment in unconsolidated ventures	—	(167)
Proceeds from sale of assets, net	43,059	5,739
Property and casualty insurance proceeds	8,789	—
Other	295	155
Net cash provided by (used in) investing activities	(103,910)	(80,001)
Cash Flows from Financing Activities
Proceeds from debt	25,532	29,302
Repayment of debt and financing lease obligations	(72,917)	(43,084)
Payment of financing costs, net of related payables	(676)	(116)
Payments of employee taxes for withheld shares	(1,861)	(4,195)
Net cash provided by (used in) financing activities	(49,922)	(18,093)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(65,966)	(109,772)
Cash, cash equivalents, and restricted cash at beginning of period	474,548	438,314
Cash, cash equivalents, and restricted cash at end of period	$408,582	$328,542
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 672 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care and services in an environment that feels like home. As of June 30, 2023, the Company owned 346 communities, representing a majority of the Company's community portfolio, leased 295 communities, and managed 31 communities.

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

3. Fair Value Measurements

Marketable Securities

As of June 30, 2023 and December 31, 2022, marketable securities of $96.2 million and $48.7 million, respectively, are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

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

The following table summarizes the Company's London Interbank Offer Rate ("LIBOR") and Secured Overnight Financing Rate ("SOFR") interest rate cap instruments as of June 30, 2023.

($ in thousands)
Current notional balance	$1,231,920
Weighted average fixed cap rate	4.34%
Weighted average remaining term	1.0 year
Estimated asset fair value (included in other assets, net) at June 30, 2023	$13,416
Estimated asset fair value (included in other assets, net) at December 31, 2022	$10,599

The following table summarizes the Company's SOFR interest rate swap instrument as of June 30, 2023.

($ in thousands)
Current notional balance	$220,000
Fixed interest rate	3.00%
Remaining term	0.8 years
Estimated asset fair value (included in other assets, net) at June 30, 2023	$4,148
Estimated asset fair value (included in other assets, net) at December 31, 2022	$4,834

The Company's remaining LIBOR interest rate cap instruments were modified to reference SOFR rather than LIBOR prospectively after the discontinuance of LIBOR in July 2023. Subsequent to the transition, the Company's SOFR interest rate cap instruments had an aggregate notional amount of $1.2 billion and a weighted average fixed cap rate of 4.29%.

Long-term debt

The Company estimates the fair value of its debt primarily using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. The Company had outstanding long-term debt with a carrying amount of approximately $3.8 billion and $3.9 billion as of June 30, 2023 and December 31, 2022, respectively. Fair value of the long-term debt is approximately $3.4 billion as of both June 30, 2023 and December 31, 2022. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

4. Revenue

The Company disaggregates its revenue from contracts with customers by payor source as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. Resident fee revenue by payor source is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Private pay	93.8%	93.6%	93.7%	93.5%
Government reimbursement	4.8%	5.1%	4.9%	5.1%
Other third-party payor programs	1.4%	1.3%	1.4%	1.4%

Refer to Note 14 for disaggregation of revenue by reportable segment.

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

The Company had total deferred revenue (included within refundable fees and deferred revenue and other liabilities within the condensed consolidated balance sheets) of $62.7 million and $67.3 million, including $34.5 million and $25.2 million of monthly resident fees billed and received in advance, as of June 30, 2023 and December 31, 2022, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized $44.9 million and $48.6 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2023 and 2022, respectively.

5. Property, Plant and Equipment and Leasehold Intangibles, Net

As of June 30, 2023 and December 31, 2022, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following.

(in thousands)	June 30, 2023	December 31, 2022
Land	$504,178	$506,968
Buildings and improvements	5,329,627	5,323,736
Furniture and equipment	1,085,929	1,055,304
Resident and leasehold operating intangibles	284,122	286,122
Construction in progress	59,514	41,778
Assets under financing leases and leasehold improvements	1,066,547	1,375,521
Property, plant and equipment and leasehold intangibles	8,329,917	8,589,429
Accumulated depreciation and amortization	(3,901,679)	(4,053,727)
Property, plant and equipment and leasehold intangibles, net	$4,428,238	$4,535,702

Assets under financing leases and leasehold improvements includes $31.0 million and $98.4 million of financing lease right-of-use assets, net of accumulated amortization, as of June 30, 2023 and December 31, 2022, respectively. Refer to Note 7 for further information on the Company's financing leases.

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $84.4 million and $86.6 million for the three months ended June 30, 2023 and 2022, respectively, and $169.4 million and $172.3 million for the six months ended June 30, 2023 and 2022, respectively. The Company recognized $0.5 million for the three and six months ended June 30, 2023 of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets, primarily due to property damage sustained at certain communities. The Company recognized $1.6 million and $2.1 million for the three and six months ended June 30, 2022, respectively, of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets, primarily due to property damage sustained at certain communities and decreased occupancy and future cash flow estimates at certain communities as a result of the continued impacts of the COVID-19 pandemic.

6. Debt

Long-term debt consists of the following.

(in thousands)	June 30, 2023	December 31, 2022
Fixed rate mortgage notes payable due 2024 through 2047; weighted average interest rate of 4.14% as of both June 30, 2023 and December 31, 2022	$2,045,952	$2,055,867
Variable rate mortgage notes payable due 2025 through 2030; weighted average interest rate of 7.50% and 6.68% as of June 30, 2023 and December 31, 2022, respectively	1,532,286	1,568,555
Convertible notes payable due October 2026; interest rate of 2.00% as of both June 30, 2023 and December 31, 2022	230,000	230,000
Tangible equity units senior amortizing notes due November 2025; interest rate of 10.25% as of both June 30, 2023 and December 31, 2022	21,946	25,586
Other notes payable due 2023; interest rate of 5.90% as of June 30, 2023	10,416	—
Deferred financing costs, net	(26,311)	(29,866)
Total long-term debt	3,814,289	3,850,142
Current portion	53,729	66,043
Total long-term debt, less current portion	$3,760,560	$3,784,099

As of June 30, 2023, 91.8%, or $3.5 billion, of the Company's total debt obligations represented non-recourse property-level mortgage financings.

As of June 30, 2023, $1.2 billion of the Company's variable rate mortgage notes payable were indexed to LIBOR plus a weighted average margin of approximately 228 basis points and $0.3 billion of the Company's variable rate mortgage notes payable were indexed to SOFR plus a weighted average margin of approximately 237 basis points. The Company's remaining variable rate mortgage notes payable arrangements indexed to LIBOR were modified to reference SOFR plus an 11 basis point spread adjustment to reflect historical spreads between LIBOR and SOFR rather than LIBOR prospectively after the discontinuance of LIBOR in July 2023. The Company applied the optional expedient provided by Accounting Standards Codification 848, Reference Rate Reform, for debt contract modifications related to the discontinuation of reference rates to ease the potential burden in accounting for reference rate reform.

As of June 30, 2023, $72.6 million of letters of credit and no cash borrowings were outstanding under the Company's $80.0 million secured credit facility. The credit facility matures on January 15, 2024 and the Company has the option to extend the facility for two additional terms of one year each subject to the satisfaction of certain conditions. The Company also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of June 30, 2023 under which $14.5 million had been issued as of that date.

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

The Company's failure to comply with applicable covenants could constitute an event of default under the applicable debt documents. Many of the Company's debt documents contain cross-default provisions so that a default under one of these instruments could cause a default under other debt and lease documents (including documents with other lenders and lessors). Furthermore, the Company's long-term mortgage debt is secured by its communities and, in certain cases, a guaranty by the Company and/or one or more of its subsidiaries.

As of June 30, 2023, the Company is in compliance with the financial covenants of its debt agreements.

7. Leases

As of June 30, 2023, the Company operated 295 communities under long-term leases (281 operating leases and 14 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, the Company guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of June 30, 2023, the Company is in compliance with the financial covenants of its long-term leases.

Lease right-of-use assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognized $1.0 million and $9.6 million for the three and six months ended June 30, 2022, of non-cash impairment charges in its operating results for its operating lease right-of-use assets, primarily due to decreased occupancy and future cash flow estimates at certain communities as a result of the continued impacts of the COVID-19 pandemic. The Company did not recognize any impairment charges for its operating lease right-of-use assets for the three or six months ended June 30, 2023.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and net cash outflows from leases is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Leases (in thousands)	2023	2022	2023	2022
Facility operating expense	$1,732	$1,561	$3,358	$3,084
Facility lease expense	50,512	41,538	96,639	83,102
Operating lease expense	52,244	43,099	99,997	86,186
Operating lease expense adjustment (1)	11,557	8,308	22,362	16,615
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	—	(3,367)	(2,244)	(4,857)
Operating net cash outflows from operating leases	$63,801	$48,040	$120,115	$97,944

(1)Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense.

	Three Months Ended June 30,		Six Months Ended June 30,
Financing Leases (in thousands)	2023	2022	2023	2022
Depreciation and amortization	$2,515	$7,607	$7,743	$15,273
Interest expense: financing lease obligations	5,453	11,994	12,005	24,052
Financing lease expense	$7,968	$19,601	$19,748	$39,325

Operating cash outflows from financing leases	$5,453	$11,994	$12,005	$24,052
Financing cash outflows from financing leases	2,126	5,610	7,978	11,100
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	—	(3,770)	—	(6,977)
Total net cash outflows from financing leases	$7,579	$13,834	$19,983	$28,175

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the condensed consolidated balance sheet as of June 30, 2023 are as follows (in thousands).

Year Ending December 31,	Operating Leases	Financing Leases
2023 (six months)	$132,021	$9,862
2024	249,943	19,724
2025	249,079	6,636
2026	134,886	6,619
2027	136,471	5,867
Thereafter	311,146	25,604
Total	1,213,546	74,312
Purchase option liability and non-cash gain on future sale of property	—	145,136
Imputed interest and variable lease payments	(292,002)	(67,453)
Total lease obligations	$921,544	$151,995

Welltower Lease Amendments

During the three months ended June 30, 2023, the Company entered into amendments to its existing lease arrangements with Welltower Inc. ("Welltower") pursuant to which the Company continues to lease 74 communities. In connection with the amendments, the Company extended the maturity of one lease involving 39 communities from December 31, 2026 until June 30, 2032. As a result, the Company's amended lease arrangements provide that the current term for 69 of the communities will expire on June 30, 2032 and the current term for five of the communities will expire on December 31, 2024. The amendments did not change the amount of required lease payments over the previous term of the leases or the annual lease escalators. In addition, Welltower agreed to make available a pool in the aggregate amount of up to $17.0 million to fund costs associated with certain capital expenditure projects for 69 of the communities. Upon reimbursement of such expenditures, the annual minimum rent under the lease will prospectively increase by the amount of the reimbursement multiplied by the sum of the then current SOFR (subject to a floor of 3.0%) and a margin of 4.0%, and such amount will escalate annually consistent with the minimum rent escalation provisions of the 39 community lease.

The amended leases for 35 of such communities were prospectively classified as operating leases subsequent to the amendment. The prospective change in classification of such lease costs to operating lease expense will result in a $19.3 million increase in cash lease payments for operating leases for 2023 and an offsetting decrease in cash lease payments for financing leases. For the three and six months ended June 30, 2023, the classification of such lease costs as operating lease expense resulted in a $4.8 million increase in cash lease payments for operating leases and an offsetting decrease in cash lease payments for financing leases. The amendment to the lease arrangements increased the right-of-use assets and lease obligations recognized on the Company's condensed consolidated balance sheet each by $122.3 million.

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

8. Investment in Unconsolidated Ventures

As of June 30, 2023, the Company owns a 20% equity interest, and affiliates of HCA Healthcare Inc. own an 80% interest, in a health care services venture (the "HCS Venture"), which operates home health and hospice agencies in the United States. The Company's interest in the HCS Venture is accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the HCS Venture is $48.0 million, which is included in investment in unconsolidated ventures on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2023. As of June 30, 2023, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to the HCS Venture.

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

10. Stock-Based Compensation

Grants of restricted stock units and stock awards under the Company's 2014 Omnibus Incentive Plan were as follows.

(in thousands, except weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2023	3,959	$2.97	$11,778
Three months ended June 30, 2023	10	$2.95	$29

11. Earnings Per Share

Potentially dilutive common stock equivalents for the Company include convertible senior notes, warrants, unvested restricted stock, restricted stock units, and prepaid stock purchase contracts.

On October 1, 2021, the Company issued $230.0 million principal amount of 2.00% convertible senior notes due 2026 (the "Notes"). As of June 30, 2023, the maximum number of shares issuable upon settlement of the Notes is 38.3 million (after giving effect to additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events).

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

During the three months ended December 31, 2022, the Company issued 2,875,000 of its 7.00% tangible equity units (the "Units") at a public offering price of $50.00 per Unit for an aggregate offering of $143.8 million. Each Unit is comprised of a prepaid stock purchase contract and a senior amortizing note with an initial principal amount of $8.8996. Unless settled early in accordance with the terms of the instruments, under each purchase contract, the Company is obligated to deliver to the holder on November 15, 2025 a minimum of 12.9341, and a maximum of 15.1976, shares of the Company's common stock depending on the daily volume-weighted average price of its common stock for the 20 trading days preceding the settlement date. As of June 30, 2023, the maximum number of shares issuable upon settlement of the Units' prepaid stock purchase contracts is 43.7 million.

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the minimum number of shares issuable upon settlement of the prepaid stock purchase contract component of the Units. For both the three and six months ended June 30, 2023, 37.2 million shares are included in weighted average basic shares outstanding for the minimum number of shares issuable upon settlement of the Units' prepaid stock purchase contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Weighted average common shares outstanding	188,218	186,761	187,808	186,341
Weighted average minimum shares issuable under purchase contracts	37,186	—	37,186	—
Weighted average shares outstanding - basic	225,404	186,761	224,994	186,341

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

	As of June 30,
(in millions)	2023	2022
Convertible senior notes	38.3	38.3
Warrants	16.3	16.3
Restricted stock and restricted stock units	6.5	5.5
Incremental shares issuable under purchase contracts	6.5	—
Total	67.6	60.1

12. Income Taxes

The difference between the Company's effective tax rate for the three months ended June 30, 2023 and 2022 was primarily due to an increase in the valuation allowance recorded on operating losses during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The difference between the Company's effective tax rate for the six months ended June 30, 2023 and 2022 was primarily due to a decrease in the tax benefit on the vesting of restricted stock units and restricted stock awards due to a lower market price for the Company's stock for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $1.4 million for the three months ended June 30, 2023, which was partially offset by an increase to the valuation allowance of $1.3 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $10.8 million for the six months ended June 30, 2023, which was offset by an increase to the valuation allowance of $11.0 million. The Company recorded an aggregate deferred federal, state, and local tax expense of $20.6 million for the three months ended June 30, 2022, which was offset by a reduction to the valuation allowance of $21.4 million. The Company recorded an aggregate deferred federal, state, and local tax expense of $45.5 million for the six months ended June 30, 2022, which was partially offset by a reduction to the valuation allowance of $44.0 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of June 30, 2023 and December 31, 2022 was $436.0 million and $425.0 million, respectively.

The increase in the valuation allowance for both the six months ended June 30, 2023 and 2022 is the result of current operating losses during the periods and by the anticipated reversal of future tax liabilities offset by future tax deductions.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three and six months ended June 30, 2023 and 2022 which are included in income tax expense or benefit for the period. As of June 30, 2023, tax returns for years 2018 through 2021 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

13. Supplemental Disclosure of Cash Flow Information

During the period from January 1, 2022 through June 30, 2023, the Company disposed of three owned communities, the Company's triple-net lease obligations on four communities were terminated (including through the acquisition of one formerly leased community), and the Company acquired the remaining 50% equity interest in one community.

On May 1, 2023, the Company completed the sale of its one remaining entrance fee community, which was included within the Company's CCRCs segment. The Company received cash proceeds of $12.5 million, net of $29.6 million in mortgage debt repaid and transaction costs, and recognized a net gain on sale of communities of $36.3 million.

The Company was eligible to claim the employee retention credit for certain of its associates under the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and subsequent legislation. During the years ended December 31, 2022 and 2021, the Company recognized $9.4 million and $9.9 million, respectively, of employee retention credits on wages paid from March 12, 2020 to December 31, 2021 within other operating income, for which the Company has received $18.5 million in cash through June 30, 2023. During the six months ended June 30, 2023 and 2022, the Company received cash of $13.9 million and $1.2 million, respectively, for such employee retention credits. The Company has a receivable for the remaining $0.8 million included within prepaid expenses and other current assets, net on the condensed consolidated balance sheet as of June 30, 2023.

	Six Months Ended June 30,
(in thousands)	2023	2022
Supplemental Disclosure of Cash Flow Information:
Interest paid	$114,194	$92,673
Income taxes paid, net of refunds	$(946)	$598

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$127,727	$85,012
Capital expenditures - development, net	904	2,690
Capital expenditures - non-development - reimbursable from lessor	2,244	11,833
Trade accounts payable	(21,050)	(2,684)
Net cash paid	$109,825	$96,851

Acquisition of assets, net of cash acquired:
Prepaid expenses and other assets, net	$23	$—
Property, plant and equipment and leasehold intangibles, net	6,872	4
Investment in unconsolidated ventures	(3,395)	—
Financing lease obligations	—	6,000
Other liabilities	(384)	—
Other non-operating loss (income)	(2,542)	—
Net cash paid	$574	$6,004

Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$(1,538)	$(1,264)
Assets held for sale	—	(3,668)
Property, plant and equipment and leasehold intangibles, net	(23,733)	—
Refundable fees and deferred revenue	9,347	—
Other liabilities	10,021	(140)
Non-operating (gain) loss on sale of assets, net	(860)	(667)
Loss (gain) on sale of communities, net	(36,296)	—
Net cash received	$(43,059)	$(5,739)

	Six Months Ended June 30,
(in thousands)	2023	2022
Supplemental Schedule of Non-cash Operating, Investing, and Financing Activities:
Non-cash lease transactions, net:
Property, plant and equipment and leasehold intangibles, net	$(51,584)	$11,056
Operating lease right-of-use assets	178,409	10,780
Financing lease obligations	88,886	(6,296)
Operating lease obligations	(215,711)	(15,540)
Net	$—	$—

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

(in thousands)	June 30, 2023	December 31, 2022
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$336,576	$398,850
Restricted cash	34,823	27,735
Long-term restricted cash	37,183	47,963
Total cash, cash equivalents, and restricted cash	$408,582	$474,548

14. Segment Information

As of June 30, 2023, the Company has three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

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

The following tables set forth selected segment financial data.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue and other operating income:
Independent Living(1)	$140,888	$126,737	$281,544	$251,143
Assisted Living and Memory Care(1)	490,286	440,866	979,090	873,354
CCRCs(1)	83,109	81,196	169,381	161,652
All Other	36,509	40,717	74,040	81,187
Total revenue and other operating income	$750,792	$689,516	$1,504,055	$1,367,336

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Segment operating income:(2)
Independent Living	$46,361	$38,709	$93,194	$76,393
Assisted Living and Memory Care	124,616	87,588	249,209	164,451
CCRCs	12,188	8,838	25,687	18,877
All Other	2,510	3,329	5,087	6,658
Total segment operating income	185,675	138,464	373,177	266,379
General and administrative expense (including non-cash stock-based compensation expense)	45,326	41,752	93,945	86,878
Facility operating lease expense	50,512	41,538	96,639	83,102
Depreciation and amortization	84,448	86,623	169,382	172,307
Asset impairment	520	2,599	520	11,674
Loss (gain) on sale of communities, net	(36,296)	—	(36,296)	—
Income (loss) from operations	$41,165	$(34,048)	$48,987	$(87,582)

	As of
(in thousands)	June 30, 2023	December 31, 2022
Total assets:
Independent Living(3)	$1,241,836	$1,267,825
Assisted Living and Memory Care	3,376,440	3,329,516
CCRCs	636,509	664,502
Corporate and All Other	649,950	675,219
Total assets	$5,904,735	$5,937,062

(1)All revenue and other operating income is earned from external third parties in the United States.

(2)Segment operating income is defined as segment revenues and other operating income less segment facility operating expenses (excluding facility depreciation and amortization) and costs incurred on behalf of managed communities.

(3)The Company's Independent Living segment had a carrying amount of goodwill of $27.3 million as of both June 30, 2023 and December 31, 2022.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," or other similar words or expressions, and include statements regarding our expected financial and operational results. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the impacts of the COVID-19 pandemic, including on the nation's economy and debt and equity markets and the local economies in our markets, and on us and our business, results of operations, cash flow, revenue, expenses, liquidity, and our strategic initiatives, including plans for future growth, which will depend on many factors, some of which cannot be foreseen, including the pace and consistency of recovery from the pandemic and any resurgence or variants of the disease; the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts; events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the effects of senior housing construction and development, lower industry occupancy, and increased competition; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment, and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; limits on our ability to use net operating loss carryovers to reduce future tax payments; delays in obtaining regulatory approvals; disruptions in the financial markets or decreases in the appraised values or performance of our communities that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; our ability to generate sufficient cash flow to cover required interest, principal, and long-term lease payments and to fund our planned capital projects; the effect of any non-compliance with any of our debt or lease agreements (including the financial or other covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the effect of our indebtedness and long-term leases on our liquidity and our ability to operate our business; increases in market interest rates that increase the costs of our debt obligations; our ability to obtain additional capital on terms acceptable to us; departures of key officers and potential disruption caused by changes in management; increased competition for, or a shortage of, associates (including due to general labor market conditions), wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us, including putative class action complaints; costs to respond to, and adverse determinations resulting from, government reviews, audits and investigations; the cost and difficulty of complying with increasing and evolving regulation; changes in, or our failure to comply with, employment-related laws and regulations; unanticipated costs to comply with legislative or regulatory developments; the risks associated with current global economic conditions and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits, and insurance, interest rates, and tax rates; the impact of seasonal contagious illness or an outbreak of COVID-19 or other contagious disease in the markets in which we operate; actions of activist stockholders, including a proxy contest; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2022. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-

looking statements, which reflect management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

Unless otherwise specified, references to "Brookdale," "we," "us," "our," or "the Company" in this Quarterly Report on Form 10-Q mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Overview

We are the nation's premier operator of senior living communities, operating and managing 672 communities in 41 states as of June 30, 2023, with the ability to serve more than 60,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs").

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

We made the annual rate adjustment effective January 1, 2023 for our in-place private pay residents. The increase was again higher than our typical annual rate adjustment in order to help offset our recent increased costs as a result of labor pressures, high inflation, and increased interest rates, as described below. As a result of rate and occupancy increases, consolidated RevPAR (as defined below) for the six months ended June 30, 2023 increased 12.2% compared to the prior year period. Due to the competitive environment for new residents in our recovering industry, the higher rate adjustment could slow our occupancy recovery progress or result in a decrease in occupancy in our communities. Any use of promotional or other discounting would offset a portion of such rate adjustments in our RevPAR and RevPOR (as defined below) results. In addition, the rate adjustment may not be sufficient to offset our increased costs in the event that labor expenses, inflation, or interest rates grow at rates higher than we anticipated.

Macroeconomic Conditions

A confluence of macroeconomic conditions, including an intensely competitive labor environment and higher inflation and interest rates, has continued to affect our operations during 2023.

Labor Pressures

Labor costs comprise approximately two-thirds of our total facility operating expense. We began to experience pressures associated with the intensely competitive labor environment during 2021, which have continued into 2023. Labor pressures have resulted in higher-than-typical associate turnover and wage growth, and we have experienced difficulty in filling open positions timely. We have increased our recruiting efforts to fill existing open positions, resulting in increasing the size of our workforce during 2022. We continue to review wage rates in our markets and make competitive adjustments. Beginning in 2021, to cover existing open positions, we needed to rely on more expensive premium labor, primarily contract labor and overtime. From its peak in December 2021 to June 2023, we have decreased our monthly contract labor expense by approximately 90%, while maintaining focus on resident satisfaction and high-quality care. We continue to work to reduce our reliance on premium labor.

The labor component of our facility operating expense in our same community portfolio increased 1.5% and 1.3% during the three and six months ended June 30, 2023, respectively, compared to the prior year period. The increases primarily resulted from wage rate adjustments and increased incentive compensation costs, partially offset by a decrease in the use of premium labor, primarily contract labor. We expect to continue to experience labor cost pressure as a result of the labor environment conditions described above. Continued increased competition for, or a shortage of, nurses or other associates and general inflationary pressures have required and may require that we enhance our pay and benefits package to compete effectively for such associates.

Inflation

Our non-labor facility operating expense comprises approximately one-third of our total facility operating expense and is subject to inflationary pressures. The United States consumer price index increased more than 9% since December 2021. We mitigated a portion of an increase in food costs with the scale benefit of a higher number of residents, along with appropriate product substitution. We mitigated a portion of rising utility costs through sustainability investments we made in recent years, such as lighting retrofits and water consumption projects. Despite our mitigation efforts and with higher occupancy, for the three and six months ended June 30, 2023 our non-labor facility operating expense in our same community portfolio increased 9.2% and 9.5%, respectively, compared to the prior year period. For the remainder of 2023, we expect to continue to experience inflationary pressures.

Interest Rates

As of June 30, 2023, we had approximately $1.5 billion of long-term variable rate debt outstanding which is indexed to the London Interbank Offer Rate ("LIBOR") plus a weighted average margin of approximately 228 basis points or Secured Overnight Financing Rate ("SOFR") plus a weighted average margin of approximately 237 basis points. Our remaining variable rate mortgage notes payable arrangements indexed to LIBOR were modified to reference SOFR plus an 11 basis point spread adjustment to reflect historical spreads between LIBOR and SOFR rather than LIBOR prospectively after the discontinuance of LIBOR in July 2023. Accordingly, our annual interest expense related to long-term variable rate debt was directly affected by movements in LIBOR and SOFR prior to the transition and will be directly affected by movements in SOFR going forward. The SOFR and LIBOR steadily increased since the beginning of 2022, ending the period more than 500 basis points higher than year-end 2021. Approximately 93% of our long-term variable rate debt is subject to interest rate cap or swap agreements, which had a weighted average fixed interest rate of 4.14% and a weighted average remaining term of one year as of June 30, 2023. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements. For the three and six months ended June 30, 2023, our debt interest expense increased 46.4% and 49.0%, respectively, compared to the prior year period, substantially all due to an increase in our interest expense associated with our long-term variable rate debt. Interest earned on our cash, cash equivalents, and marketable securities partially offset such increased interest expense.

COVID-19 Pandemic Update

The COVID-19 pandemic has adversely impacted our occupancy and resident fee revenue beginning in March 2020. The health and wellbeing of our residents and associates has been and continues to be our highest priority. While the Federal COVID-19 Public Health Emergency Declaration expired on May 11, 2023, we cannot predict with reasonable certainty the impacts that COVID-19 and the continued recovery ultimately will have on our business, results of operations, cash flow, and liquidity.

Community Transactions

On May 1, 2023, we completed the sale of our one remaining entrance fee community. We received cash proceeds of $12.5 million, net of $29.6 million in mortgage debt repaid and transaction costs, and recognized a net gain on sale of communities of $36.3 million.

We elected not to exercise our lease renewal option under the current terms for a master lease which expires on December 31, 2023. Pursuant to the master lease, we currently continue to lease 35 communities (1,468 units) and we will be required to make approximately $7.7 million of cash lease payments for the six months ending December 31, 2023. In August 2023, we entered into a new master lease agreement pursuant to which we will continue to lease 10 of such communities (458 units) following the expiration of the existing lease. The new lease contains a purchase option on the 10 communities which becomes exercisable at the beginning of the final lease year. The term of the new lease will expire on December 31, 2029, subject to earlier termination if we exercise the purchase option. The landlord has also agreed to make available a pool to fund costs associated with certain capital expenditure projects in connection with the new lease.

Welltower Lease Amendments

During the three months ended June 30, 2023, we entered into amendments to our existing lease arrangements with Welltower Inc. ("Welltower") pursuant to which we continue to lease 74 communities. In connection with the amendments, we extended the maturity of one lease involving 39 communities from December 31, 2026 until June 30, 2032. As a result, our amended lease arrangements provide that the current term for 69 of the communities will expire on June 30, 2032 and the current term for five of the communities will expire on December 31, 2024. The amendments did not change the amount of required lease payments over the previous term of the leases or the annual lease escalators. In addition, Welltower agreed to make available a pool in the aggregate amount of up to $17.0 million to fund costs associated with certain capital expenditure projects for 69 of the communities. Upon reimbursement of such expenditures, the annual minimum rent under the lease will prospectively increase by the amount of the reimbursement multiplied by the sum of the then current SOFR (subject to a floor of 3.0%) and a margin of 4.0%, and such amount will escalate annually consistent with the minimum rent escalation provisions of the 39 community lease.

The amended leases for 35 of such communities were prospectively classified as operating leases subsequent to the amendment. The prospective change in classification of such lease costs to operating lease expense will result in a $19.3 million increase in cash lease payments for operating leases for 2023 and an offsetting decrease in cash lease payments for financing leases. For the three and six months ended June 30, 2023, the classification of such lease costs as operating lease expense resulted in a $4.8 million increase in cash lease payments for operating leases and an offsetting decrease in cash lease payments for financing leases.

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

Results of Operations

As of June 30, 2023, our total operations included 672 communities with a capacity to serve over 60,000 residents. As of that date, we owned 346 communities (31,356 units), leased 295 communities (20,584 units), and managed 31 communities (4,685 units). The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q. The results of operations for any particular period are not necessarily indicative of results for any future period.

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

Comparison of Three Months Ended June 30, 2023 and 2022

Summary Operating Results

The following table summarizes our overall operating results for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Total resident fees and management fees revenue	$712,671	$643,717	$68,954	10.7%
Other operating income	4,122	8,411	(4,289)	(51.0)%
Facility operating expense	531,118	513,664	17,454	3.4%
Net income (loss)	(4,526)	(84,283)	(79,757)	(94.6)%
Adjusted EBITDA	81,372	50,714	30,658	60.5%

The increase in total resident fees and management fees revenue was primarily attributable to an 11.9% increase in same community RevPAR, comprised of an 8.9% increase in same community RevPOR and a 210 basis point increase in same community weighted average occupancy.

The increase in facility operating expense was primarily attributable to a 4.0% increase in same community facility operating expense primarily resulting from broad inflationary pressure, increased estimated incentive compensation costs, and increased referral source costs, partially offset by a decrease in the use of premium labor, primarily contract labor.

The decrease in net loss was primarily attributable to the increase in resident fee revenue and a $36.3 million gain on sale of communities, net recognized during the three months ended June 30, 2023 for the sale of our one remaining entrance fee community. These changes were partially offset by increases in facility operating expense and debt interest expense compared to the prior year period.

The increase in Adjusted EBITDA was primarily attributable to the increase in resident fee revenue, partially offset by the increase in facility operating expense and the change in classification of $10.4 million of lease payments for 51 communities as cash facility operating lease payments as a result of lease amendments subsequent to the prior year period.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the three months ended June 30, 2023 and 2022, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$710,161	$640,388	$69,773		10.9%
Other operating income	$4,122	$8,411	$(4,289)		(51.0)%
Facility operating expense	$531,118	$513,664	$17,454		3.4%

Number of communities (period end)	641	641	—		—%
Total average units	52,030	52,368	(338)		(0.6)%
RevPAR	$4,544	$4,071	$473		11.6%
Occupancy rate (weighted average)	76.5%	74.6%	190	bps	n/a
RevPOR	$5,939	$5,459	$480		8.8%

Same Community Operating Results and Data
Resident fees	$697,345	$623,053	$74,292		11.9%
Other operating income	$4,107	$8,130	$(4,023)		(49.5)%
Facility operating expense	$518,113	$498,017	$20,096		4.0%

Number of communities	634	634	—		—%
Total average units	51,134	51,142	(8)		—%
RevPAR	$4,546	$4,061	$485		11.9%
Occupancy rate (weighted average)	76.7%	74.6%	210	bps	n/a
RevPOR	$5,923	$5,440	$483		8.9%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended June 30, 2023 and 2022. All 68 of the communities in our Independent Living segment are included within our same community portfolio.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$140,670	$125,578	$15,092		12.0%
Other operating income	$218	$1,159	$(941)		(81.2)%
Facility operating expense	$94,527	$88,028	$6,499		7.4%

Number of communities (period end)	68	68	—		—%
Total average units	12,573	12,569	4		—%
RevPAR	$3,729	$3,330	$399		12.0%
Occupancy rate (weighted average)	78.9%	76.0%	290	bps	n/a
RevPOR	$4,727	$4,380	$347		7.9%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's RevPAR, comprised of a 7.9% increase in RevPOR and a 290 basis point increase in weighted average occupancy. The increase in the segment's RevPOR was primarily the result of in-place rate increases. The increase in the segment's weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic.

The increase in the segment's facility operating expense was primarily attributable to broad inflationary pressure, increased wireless internet access provided for residents, and increased estimated incentive compensation costs, partially offset by a decrease in the use of premium labor, primarily contract labor.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended June 30, 2023 and 2022, including operating results and data on a same community basis.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$486,523	$434,454	$52,069		12.0%
Other operating income	$3,763	$6,412	$(2,649)		(41.3)%
Facility operating expense	$365,670	$353,278	$12,392		3.5%

Number of communities (period end)	555	554	1		0.2%
Total average units	34,442	34,598	(156)		(0.5)%
RevPAR	$4,703	$4,183	$520		12.4%
Occupancy rate (weighted average)	76.3%	74.2%	210	bps	n/a
RevPOR	$6,164	$5,636	$528		9.4%

Same Community Operating Results and Data
Resident fees	$482,788	$429,625	$53,163		12.4%
Other operating income	$3,756	$6,287	$(2,531)		(40.3)%
Facility operating expense	$361,537	$349,145	$12,392		3.5%

Number of communities	550	550	—		—%
Total average units	34,247	34,249	(2)		—%
RevPAR	$4,699	$4,181	$518		12.4%
Occupancy rate (weighted average)	76.3%	74.2%	210	bps	n/a
RevPOR	$6,159	$5,635	$524		9.3%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 9.3% increase in same community RevPOR and a 210 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of in-place rate increases. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's resident fees was partially offset by the disposition of four communities since the beginning of the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily resulting from broad inflationary pressure, increased estimated incentive compensation costs, and increased referral source costs, partially offset by a decrease in the use of premium labor, primarily contract labor. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended June 30, 2023 and 2022, including operating results and data on a same community basis.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$82,968	$80,356	$2,612		3.3%
Other operating income	$141	$840	$(699)		(83.2)%
Facility operating expense	$70,921	$72,358	$(1,437)		(2.0)%

Number of communities (period end)	18	19	(1)		(5.3)%
Total average units	5,015	5,201	(186)		(3.6)%
RevPAR	$5,500	$5,115	$385		7.5%
Occupancy rate (weighted average)	72.0%	73.4%	(140)	bps	n/a
RevPOR	$7,636	$6,970	$666		9.6%

Same Community Operating Results and Data
Resident fees	$73,887	$67,850	$6,037		8.9%
Other operating income	$133	$684	$(551)		(80.6)%
Facility operating expense	$61,871	$60,826	$1,045		1.7%

Number of communities	16	16	—		—%
Total average units	4,314	4,324	(10)		(0.2)%
RevPAR	$5,709	$5,231	$478		9.1%
Occupancy rate (weighted average)	74.0%	74.1%	(10)	bps	n/a
RevPOR	$7,712	$7,059	$653		9.3%

The increase in the segment's resident fees was primarily attributable to a 9.3% increase in the segment's same community RevPOR, which was primarily the result of in-place rate increases. The increase in the segment's resident fees was partially offset by the disposition of one community since the beginning of the prior year period.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of one community since the beginning of the prior year period. The decrease in the segment's facility operating expense was partially offset by an increase in the segment's same community facility operating expense, including a $0.8 million, or 1.9%, increase in the segment's same community labor expense.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Management fees	$2,510	$3,329	$(819)	(24.6)%
Reimbursed costs incurred on behalf of managed communities	33,999	37,388	(3,389)	(9.1)%
Costs incurred on behalf of managed communities	33,999	37,388	(3,389)	(9.1)%
General and administrative expense	45,326	41,752	3,574	8.6%
Facility operating lease expense	50,512	41,538	8,974	21.6%
Depreciation and amortization	84,448	86,623	(2,175)	(2.5)%
Asset impairment	520	2,599	(2,079)	(80.0)%
Loss (gain) on sale of communities, net	(36,296)	—	36,296	NM
Interest income	6,115	778	5,337	NM
Interest expense	54,435	48,234	6,201	12.9%
Equity in earnings (loss) of unconsolidated ventures	(1,153)	(2,439)	(1,286)	(52.7)%
Gain (loss) on sale of assets, net	860	961	(101)	(10.5)%
Other non-operating income (loss)	3,197	(111)	3,308	NM
Benefit (provision) for income taxes	(275)	(1,190)	(915)	(76.9)%

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

General and Administrative Expense. The increase in general and administrative expense was primarily attributable to an increase in estimated incentive compensation costs. General and administrative expense includes transaction and organizational restructuring costs of $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The increase in facility operating lease expense was primarily due to the change in classification of lease costs from financing leases to operating leases as a result of lease amendments subsequent to the prior year period.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to the change in classification of lease costs from financing leases to operating leases as a result of lease amendments subsequent to the prior year period, partially offset by the completion of community renovations, apartment upgrades, and other major building infrastructure projects for leased communities since the beginning of the prior year period.

Asset Impairment. During the three months ended June 30, 2023, we recorded $0.5 million of non-cash impairment charges, primarily for property damage sustained at certain communities. During the three months ended June 30, 2022, we recorded $2.6 million of non-cash impairment charges, primarily for right-of-use assets for certain leased communities with decreased occupancy and future cash flow estimates as a result of the continued impacts of the COVID-19 pandemic.

Loss (Gain) on Sale of Communities, net. The increase in gain on sale of communities, net was due to the sale of our one remaining entrance fee community during the three months ended June 30, 2023.

Interest Expense. The increase in interest expense was primarily due to an increase in interest expense on long-term debt primarily as a result of increases in variable interest rates, partially offset by a decrease in interest expense on financing lease obligations primarily due to the change in classification of lease costs from financing leases to operating leases as a result of lease amendments subsequent to the prior year period and increases in the fair value of interest rate derivatives.

Equity in Earnings (Loss) of Unconsolidated Ventures. The decrease in equity in loss of unconsolidated ventures was primarily due to improved operating results for our health care services venture.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended June 30, 2023 and 2022 was primarily due to an increase in the valuation allowance recorded on operating losses during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

We recorded an aggregate deferred federal, state, and local tax benefit of $1.4 million for the three months ended June 30, 2023, which was partially offset by an increase in the valuation allowance of $1.3 million. We recorded an aggregate deferred federal, state, and local tax expense of $20.6 million for the three months ended June 30, 2022, which was offset by a reduction to the valuation allowance of $21.4 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of June 30, 2023 and December 31, 2022 was $436.0 million and $425.0 million, respectively.

Comparison of Six Months Ended June 30, 2023 and 2022

Summary Operating Results

The following table summarizes our overall operating results for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Total resident fees and management fees revenue	$1,428,652	$1,284,020	$144,632	11.3%
Other operating income	6,450	8,787	(2,337)	(26.6)%
Facility operating expense	1,061,925	1,026,428	35,497	3.5%
Net income (loss)	(49,089)	(184,315)	(135,226)	(73.4)%
Adjusted EBITDA	169,995	87,890	82,105	93.4%

The increase in total resident fees and management fees revenue was primarily attributable to a 12.5% increase in same community RevPAR, comprised of an 8.7% increase in same community RevPOR and a 260 basis point increase in same community weighted average occupancy.

The increase in facility operating expense was primarily attributable to a 4.0% increase in same community facility operating expense, primarily resulting from broad inflationary pressure, increased estimated incentive compensation costs, and increased referral source costs, partially offset by a decrease in the use of premium labor, primarily contract labor.

The decrease in net loss was primarily attributable to the increase in resident fee revenue and a $36.3 million gain on sale of communities, net recognized during the six months ended June 30, 2023 for the sale of our one remaining entrance fee community. These changes were partially offset by increases in facility operating expense and debt interest expense compared to the prior year period.

The increase in Adjusted EBITDA was primarily attributable to the increase in resident fee revenue, partially offset by the increase in facility operating expense and the change in classification of $15.9 million of lease payments for 51 communities as cash facility operating lease payments as a result of lease amendments subsequent to the prior year period.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the six months ended June 30, 2023 and 2022 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$1,423,565	$1,277,362	$146,203		11.4%
Other operating income	$6,450	$8,787	$(2,337)		(26.6)%
Facility operating expense	$1,061,925	$1,026,428	$35,497		3.5%

Number of communities (period end)	641	641	—		—%
Total average units	52,104	52,478	(374)		(0.7)%
RevPAR	$4,548	$4,052	$496		12.2%
Occupancy rate (weighted average)	76.4%	74.0%	240	bps	n/a
RevPOR	$5,951	$5,476	$475		8.7%

Same Community Operating Results and Data
Resident fees	$1,395,405	$1,240,455	$154,950		12.5%
Other operating income	$6,396	$8,488	$(2,092)		(24.6)%
Facility operating expense	$1,033,824	$994,093	$39,731		4.0%

Number of communities	634	634	—		—%
Total average units	51,133	51,141	(8)		—%
RevPAR	$4,548	$4,043	$505		12.5%
Occupancy rate (weighted average)	76.6%	74.0%	260	bps	n/a
RevPOR	$5,936	$5,460	$476		8.7%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the six months ended June 30, 2023 and 2022, including operating results and data on a same community basis. All 68 of the communities in our Independent Living segment are included within our same community portfolio.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$281,272	$249,982	$31,290		12.5%
Other operating income	$272	$1,161	$(889)		(76.6)%
Facility operating expense	$188,350	$174,750	$13,600		7.8%

Number of communities (period end)	68	68	—		—%
Total average units	12,572	12,569	3		—%
RevPAR	$3,729	$3,315	$414		12.5%
Occupancy rate (weighted average)	78.8%	75.3%	350	bps	n/a
RevPOR	$4,734	$4,401	$333		7.6%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's RevPAR, comprised of a 7.6% increase in RevPOR and a 350 basis point increase in weighted average occupancy. The increase in the segment's RevPOR was primarily the result of in-place rent increases. The increase in the segment's weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic.

The increase in the segment's facility operating expense was primarily attributable to broad inflationary pressure, increased wireless internet access provided for residents, and increased estimated incentive compensation costs, partially offset by a decrease in the use of premium labor, primarily contract labor.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the six months ended June 30, 2023 and 2022, including operating results and data on a same community basis.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$973,300	$866,586	$106,714		12.3%
Other operating income	$5,790	$6,768	$(978)		(14.5)%
Facility operating expense	$729,881	$708,903	$20,978		3.0%

Number of communities (period end)	555	554	1		0.2%
Total average units	34,429	34,708	(279)		(0.8)%
RevPAR	$4,706	$4,159	$547		13.2%
Occupancy rate (weighted average)	76.1%	73.6%	250	bps	n/a
RevPOR	$6,184	$5,650	$534		9.5%

Same Community Operating Results and Data
Resident fees	$966,563	$855,082	$111,481		13.0%
Other operating income	$5,782	$6,643	$(861)		(13.0)%
Facility operating expense	$722,505	$699,189	$23,316		3.3%

Number of communities	550	550	—		—%
Total average units	34,247	34,248	(1)		—%
RevPAR	$4,704	$4,161	$543		13.0%
Occupancy rate (weighted average)	76.1%	73.6%	250	bps	n/a
RevPOR	$6,180	$5,655	$525		9.3%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 9.3% increase in same community RevPOR and a 250 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's resident fees was partially offset by the disposition of five communities since the beginning of the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily resulting from broad inflationary pressure, increased estimated incentive compensation costs, and increased referral source costs, partially offset by a decrease in the use of premium labor, primarily contract labor. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the six months ended June 30, 2023 and 2022, including operating results and data on a same community basis.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$168,993	$160,794	$8,199		5.1%
Other operating income	$388	$858	$(470)		(54.8)%
Facility operating expense	$143,694	$142,775	$919		0.6%

Number of communities (period end)	18	19	(1)		(5.3)%
Total average units	5,103	5,201	(98)		(1.9)%
RevPAR	$5,495	$5,112	$383		7.5%
Occupancy rate (weighted average)	72.7%	73.3%	(60)	bps	n/a
RevPOR	$7,557	$6,973	$584		8.4%

Same Community Operating Results and Data
Resident fees	$147,570	$135,391	$12,179		9.0%
Other operating income	$342	$684	$(342)		(50.0)%
Facility operating expense	$122,990	$120,056	$2,934		2.4%

Number of communities	16	16	—		—%
Total average units	4,314	4,324	(10)		(0.2)%
RevPAR	$5,701	$5,219	$482		9.2%
Occupancy rate (weighted average)	74.3%	73.9%	40	bps	n/a
RevPOR	$7,675	$7,061	$614		8.7%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of an 8.7% increase in same community RevPOR and a 40 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of in-place rent increases. The increase in the segment's resident fees was partially offset by the disposition of one community since the beginning of the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including a $1.7 million, or 2.0%, increase in the segment's same community labor expense primarily resulting from wage rate adjustments. Additionally, broad inflationary pressure contributed to the increase in the segment's same community facility operating expense. The increase in the segment's facility operating expense was partially offset by the disposition of one community since the beginning of the prior year period.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Management fees	$5,087	$6,658	$(1,571)	(23.6)%
Reimbursed costs incurred on behalf of managed communities	68,953	74,529	(5,576)	(7.5)%
Costs incurred on behalf of managed communities	68,953	74,529	(5,576)	(7.5)%
General and administrative expense	93,945	86,878	7,067	8.1%
Facility operating lease expense	96,639	83,102	13,537	16.3%
Depreciation and amortization	169,382	172,307	(2,925)	(1.7)%
Asset impairment	520	11,674	(11,154)	(95.5)%
Loss (gain) on sale of communities, net	(36,296)	—	36,296	NM
Interest income	11,441	873	10,568	NM
Interest expense	114,146	91,588	22,558	24.6%
Equity in earnings (loss) of unconsolidated ventures	(1,730)	(7,333)	(5,603)	(76.4)%
Non-operating gain (loss) on sale of assets, net	860	667	193	28.9%
Other non-operating income (loss)	6,346	(138)	6,484	NM
Benefit (provision) for income taxes	(847)	786	(1,633)	NM

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

General and Administrative Expense. The increase in general and administrative expense was primarily attributable to an increase in organizational restructuring costs compared to the prior year period, primarily for severance costs for our senior leadership changes, and an increase in estimated incentive compensation costs. General and administrative expense includes transaction and organizational restructuring costs of $3.7 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The increase in facility operating lease expense was primarily due to the change in classification of lease costs from financing leases to operating leases as a result of lease amendments subsequent to the prior year period.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to the change in classification of lease costs from financing leases to operating leases as a result of lease amendments subsequent to the prior year period, partially offset by the completion of community renovations, apartment upgrades, and other major building infrastructure projects for leased communities since the beginning of the prior year period.

Asset Impairment. During the six months ended June 30, 2023, we recorded $0.5 million of non-cash impairment charges, primarily for property damage sustained at certain communities. During the six months ended June 30, 2022, we recorded $11.7 million of non-cash impairment charges, primarily for certain leased communities with decreased occupancy and future cash flow estimates as a result of the continued impacts of the COVID-19 pandemic.

Loss (Gain) on Sale of Communities, net. The increase in gain on sale of communities, net was due to the sale of our one remaining entrance fee community during the six months ended June 30, 2023.

Interest Expense. The increase in interest expense was primarily due to an increase in interest expense on long-term debt primarily as a result of increases in variable interest rates, partially offset by a decrease in interest expense on financing lease obligations primarily due to the change in classification of lease costs from financing leases to operating leases as a result of lease amendments subsequent to the prior year period.

Equity in Earnings (Loss) of Unconsolidated Ventures. The decrease in equity in loss of unconsolidated ventures was primarily due to improved operating results for our health care services venture.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the six months ended June 30, 2023 and 2022 was primarily due to a decrease in the tax benefit on the vesting of restricted stock units and restricted stock awards due to a lower market price for our stock for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

We recorded an aggregate deferred federal, state, and local tax benefit of $10.8 million for the six months ended June 30, 2023, which was offset by an increase in the valuation allowance of $11.0 million. We recorded an aggregate deferred federal, state, and local tax expense of $45.5 million for the six months ended June 30, 2022, which was partially offset by a reduction to the valuation allowance of $44.0 million.

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

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Net cash provided by (used in) operating activities	$87,866	$(11,678)	$99,544	NM
Net cash provided by (used in) investing activities	(103,910)	(80,001)	23,909	29.9%
Net cash provided by (used in) financing activities	(49,922)	(18,093)	31,829	175.9%
Net increase (decrease) in cash, cash equivalents, and restricted cash	(65,966)	(109,772)	(43,806)	(39.9)%
Cash, cash equivalents, and restricted cash at beginning of period	474,548	438,314	36,234	8.3%
Cash, cash equivalents, and restricted cash at end of period	$408,582	$328,542	$80,040	24.4%
Adjusted Free Cash Flow	$(28,720)	$(101,956)	$73,236	71.8%

The change in net cash provided by (used in) operating activities was primarily attributable to an increase in resident fee revenue compared to the prior year period, partially offset by an increase in facility operating expense and an increase in debt interest expense compared to the prior year period.

The increase in net cash used in investing activities was primarily attributable to a $157.4 million decrease in proceeds from sales and maturities of marketable securities. These changes were partially offset by a $94.6 million decrease in purchases of marketable securities and a $37.3 million increase in net proceeds from the sale of assets compared to the prior year period.

The increase in net cash used in financing activities was primarily attributable to the repayment of $29.6 million of mortgage debt upon the sale of our one remaining entrance fee community during the six months ended June 30, 2023.

The change in Adjusted Free Cash Flow was primarily attributable to the change in net cash provided by (used in) operating activities, partially offset by a $42.7 million increase in non-development capital expenditures, net.

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

We are highly leveraged and have significant debt and lease obligations. As of June 30, 2023, we had $3.8 billion of debt outstanding at a weighted average interest rate of 5.39%. As of such date, 91.8%, or $3.5 billion, of our total debt obligations represented non-recourse property-level mortgage financings, of which $257.1 million matures in September 2024.

As of June 30, 2023, we had $1.1 billion of operating and financing lease obligations, and for the twelve months ending June 30, 2024, we will be required to make approximately $277.9 million of cash lease payments in connection with our existing operating and financing leases.

Total liquidity of $440.2 million as of June 30, 2023 included $336.6 million of unrestricted cash and cash equivalents (excluding restricted cash of $72.0 million), $96.2 million of marketable securities, and $7.4 million of availability on our secured credit facility. Total liquidity as of June 30, 2023 decreased $12.4 million from total liquidity of $452.6 million as of December 31, 2022. The decrease was primarily attributable to negative $28.7 million of Adjusted Free Cash Flow, partially offset by the net proceeds from the sale of our one remaining entrance fee community.

As of June 30, 2023, our current liabilities exceeded current assets by $32.1 million. Included in our current liabilities is $189.4 million of the current portion of operating and financing lease obligations, for which the associated right-of-use assets are excluded from current assets on our condensed consolidated balance sheets. We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand, cash equivalents, and marketable securities will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to seek opportunities to preserve and enhance our liquidity, including through increasing our RevPAR, maintaining expense discipline, continuing to refinance maturing debt, continuing to evaluate our capital structure and the state of debt and equity markets, and monetizing non-strategic or underperforming owned assets. There is no assurance that financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in monetizing certain assets.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on February 22, 2023. Since the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance, decreases in their appraised values, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities’ maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. Due to lower operating performance of our communities, generally, resulting from the COVID-19 pandemic, during 2021 and 2022 we sought and obtained non-agency mortgage financings to partially refinance maturing Freddie Mac and Fannie Mae indebtedness. We have completed the refinancing of all of our mortgage debt maturities due in the next twelve months. Additionally, 13% of our owned communities were unencumbered by mortgage debt as of June 30, 2023.

The $257.1 million principal amount of debt maturing in September 2024 is secured by non-recourse first mortgages on 47 communities that are part of a common pool that also secures additional outstanding mortgage debt with a later maturity. We expect to refinance the $257.1 million mortgage debt before the date it matures. We may need to utilize a portion of our current liquidity to repay a portion of the principal amount in connection with such transaction. The terms and amount of such refinancing will depend on various factors, including the appraised values and performance of the communities securing the indebtedness and macroeconomic factors.

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

The following table summarizes our capital expenditures for the six months ended June 30, 2023 for our consolidated business.

(in thousands)
Community-level capital expenditures, net(1)	$91,761
Corporate capital expenditures, net(2)	35,966
Non-development capital expenditures, net(3)	127,727
Development capital expenditures, net	904
Total capital expenditures, net	$128,631

(1)Reflects the amount invested, net of lessor reimbursements of $2.2 million.

(2)Includes $26.4 million of remediation costs at our communities resulting from natural disasters, including $24.0 million of capital expenditures resulting from the impact of Winter Storm Elliott. A portion of such costs are reimbursable under our property and casualty insurance policies.

(3)Amount is included in Adjusted Free Cash Flow.

In the aggregate, we expect our full-year 2023 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $225.0 million, including remediation costs at our communities resulting from Winter Storm Elliott and Hurricane Ian. We anticipate that our 2023 capital expenditures will be funded from cash on hand, cash equivalents, marketable securities, cash flows from operations, reimbursements from lessors, and approximately $25.0 million of reimbursement from our property and casualty insurance policies. We received $8.8 million of such insurance reimbursements in the six months ended June 30, 2023.

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

Credit Facilities

On December 11, 2020, we entered into a revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The agreement provides a commitment amount of up to $80.0 million which can be drawn in cash or as letters of credit. The credit facility matures on January 15, 2024 and we have the option to extend the facility for two additional terms of one year each subject to the satisfaction of certain conditions. Amounts drawn under the facility will bear interest at SOFR plus an applicable margin which was 2.75% as of June 30, 2023. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of June 30, 2023. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of June 30, 2023, $72.6 million of letters of credit and no cash borrowings were outstanding under our $80.0 million secured credit facility and the facility had $7.4 million of availability. We also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of June 30, 2023 under which $14.5 million had been issued as of that date.

Long-Term Leases

As of June 30, 2023, we operated 295 communities under long-term leases (281 operating leases and 14 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, we guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or leased property revenue. Approximately 89% of our community lease payments are subject to a weighted average maximum annual increase of 2.7% for community leases subject to fixed annual escalators or variable annual escalators based on the consumer price index subject to a cap. The remaining community lease payments are subject to variable annual escalators primarily based upon the change in the consumer price index. An additional 1% increase in the consumer price index would have resulted in additional cash lease payments of approximately $0.2 million for the twelve months ended June 30, 2023. We are responsible for all operating costs, including repairs, property taxes, and insurance. The lease terms generally provide for renewal or extension options from 5 to 20 years, and, in some instances, purchase options.

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

For the three and six months ended June 30, 2023, our cash lease payments for our operating leases were $63.8 million and $122.4 million, respectively, and for our financing leases were $7.6 million and $20.0 million, respectively. As of June 30, 2023, for the twelve months ending June 30, 2024, we will be required to make $277.9 million of cash lease payments in connection with our existing operating and financing leases.

Debt and Lease Covenants

Certain of our long-term debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities and/or increased by accumulated depreciation and amortization, deferred gains from sale-leaseback transactions, and/or deferred entrance fee revenue. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date. As of June 30, 2023, our liquidity was $440.2 million.

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

Furthermore, our long-term mortgage debt is secured by our communities and, in certain cases, our long-term debt and leases are secured by a guaranty by us and/or one or more of our subsidiaries. Therefore, if an event of default has occurred under any of our debt or lease documents, subject to cure provisions in certain instances, the respective lender or lessor would have the right to declare all the related outstanding amounts of indebtedness or cash lease obligations immediately due and payable, to foreclose on our mortgaged communities, to terminate our leasehold interests, to foreclose on other collateral securing the indebtedness and leases, to discontinue our operation of leased communities, and/or to pursue other remedies available to such lender or lessor. Further, an event of default could trigger cross-default provisions in our other debt and lease documents (including documents with other lenders or lessors). We cannot provide assurance that we would be able to pay the debt or lease obligations if they became due upon acceleration following an event of default.

As of June 30, 2023, we are in compliance with the financial covenants of our debt agreements and long-term leases.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$(4,526)	$(84,283)	$(49,089)	$(184,315)
Provision (benefit) for income taxes	275	1,190	847	(786)
Equity in (earnings) loss of unconsolidated ventures	1,153	2,439	1,730	7,333
Non-operating loss (gain) on sale of assets, net	(860)	(961)	(860)	(667)
Other non-operating (income) loss	(3,197)	111	(6,346)	138
Interest expense	54,435	48,234	114,146	91,588
Interest income	(6,115)	(778)	(11,441)	(873)
Income (loss) from operations	41,165	(34,048)	48,987	(87,582)
Depreciation and amortization	84,448	86,623	169,382	172,307
Asset impairment	520	2,599	520	11,674
Loss (gain) on sale of communities, net	(36,296)	—	(36,296)	—
Operating lease expense adjustment	(11,557)	(8,308)	(22,362)	(16,615)
Non-cash stock-based compensation expense	2,969	3,619	6,073	7,504
Transaction and organizational restructuring costs	123	229	3,691	602
Adjusted EBITDA(1)	$81,372	$50,714	$169,995	$87,890

(1)     Adjusted EBITDA includes $4.1 million and $6.5 million benefit for the three and six months ended June 30, 2023, respectively, and $8.4 million and $8.8 million benefit for the three and six months ended June 30, 2022, respectively, of government grants and credits recognized in other operating income.

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$63,824	$11,577	$87,866	$(11,678)
Net cash provided by (used in) investing activities	(41,891)	(43,838)	(103,910)	(80,001)
Net cash provided by (used in) financing activities	(50,093)	(17,690)	(49,922)	(18,093)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(28,160)	$(49,951)	$(65,966)	$(109,772)

Net cash provided by (used in) operating activities	$63,824	$11,577	$87,866	$(11,678)
Distributions from unconsolidated ventures from cumulative share of net earnings	(430)	—	(430)	(561)
Changes in prepaid insurance premiums financed with notes payable	(6,301)	(5,377)	13,004	11,252
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	—	(3,367)	(2,244)	(4,857)
Non-development capital expenditures, net	(64,815)	(45,686)	(127,727)	(85,012)
Property and casualty insurance proceeds	2,367	—	8,789	—
Payment of financing lease obligations	(2,126)	(5,610)	(7,978)	(11,100)
Adjusted Free Cash Flow(1)	$(7,481)	$(48,463)	$(28,720)	$(101,956)
(1)     Adjusted Free Cash Flow includes:
•$11.9 million and $25.3 million benefit for the three and six months ended June 30, 2023, respectively, and $4.6 million and $5.4 million benefit for the three and six months ended June 30, 2022, respectively, from government grants and credits received.
•$1.2 million and $3.1 million recoupment for the three and six months ended June 30, 2022, respectively, of accelerated/advanced Medicare payments.
•$0.1 million and $3.7 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.6 million for the three and six months ended June 30, 2022, respectively, for transaction and organizational restructuring costs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of June 30, 2023, 60.1%, or $2.3 billion, of our long-term debt had a weighted average fixed interest rate of 3.99%. As of June 30, 2023, we had $1.5 billion of long-term variable rate debt, at a weighted average interest rate of 7.50%.

In the normal course of business, we enter into certain interest rate cap and swap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of June 30, 2023, 77% of our $1.5 billion of outstanding long-term variable rate debt is indexed to LIBOR plus a weighted average margin of 228 basis points and 23% of our outstanding long-term variable rate debt is indexed to SOFR plus a weighted average margin of 237 basis points. Our remaining variable rate mortgage notes payable arrangements indexed to LIBOR were modified to reference SOFR plus an 11 basis point spread adjustment to reflect historical spreads between LIBOR and SOFR rather than LIBOR prospectively after the discontinuance of LIBOR in July 2023. Accordingly, our annual interest expense related to long-term variable rate debt was directly affected by movements in LIBOR and SOFR prior to the transition and will be directly affected by movements in SOFR going forward. As of June 30, 2023, $1.4 billion, or 93%, of our long-term variable rate debt is subject to interest rate cap or swap agreements and $99.3 million of our variable rate debt is not subject to any interest rate cap or swap agreements. For our LIBOR and SOFR interest rate cap and swap agreements as of June 30, 2023, the weighted average fixed interest rate is 4.14%, and the weighted average remaining term is one year. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in LIBOR and SOFR as of June 30, 2023.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$1.6
200	3.0
500	6.5
1,000	11.6

(1)Amounts are after consideration of interest rate cap and swap agreements in place as of June 30, 2023, for which the weighted average remaining term is one year.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended June 30, 2023 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
4/1/2023 - 4/30/2023	—	$—	—	$44,026
5/1/2023 - 5/31/2023	5,614	3.68	—	44,026
6/1/2023 - 6/30/2023	—	—	—	44,026
Total	5,614	$3.68	—

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

(2)On November 1, 2016, we announced that our Board of Directors had approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of June 30, 2023, $44.0 million remained available under the repurchase program.

Item 5.  Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2019 (File No. 001-32641)).

3.2	Amended and Restated Bylaws of the Company dated October 29, 2019 (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on October 29, 2019 (File No. 001-32641)).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) filed on November 7, 2005 (File No. 333-127372)).
4.2	Description of the Company's securities (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).
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

4.9	Form of 7.00% Tangible Equity Units (included in Exhibit 4.8).
4.10	Form of Purchase Contracts (included in Exhibit 4.8).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Dawn L. Kussow
Name:	Dawn L. Kussow
Title:	Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)
Date:	August 8, 2023