Form 10-Q
period 2023-09-30
Brookdale Senior Living Inc.
filed 2023-11-07
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 3, 2023, 188,238,130 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted stock and restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$331,716	$398,850
Marketable securities	66,233	48,680
Restricted cash	41,265	27,735
Accounts receivable, net	47,522	55,761
Assets held for sale	12,675	—
Prepaid expenses and other current assets, net	94,536	106,067
Total current assets	593,947	637,093
Property, plant and equipment and leasehold intangibles, net	4,372,072	4,535,702
Operating lease right-of-use assets	707,434	597,130
Restricted cash	30,295	47,963
Investment in unconsolidated ventures	55,973	55,333
Goodwill	27,321	27,321
Deferred tax asset	3,619	1,604
Other assets, net	38,408	34,916
Total assets	$5,829,069	$5,937,062
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$304,504	$66,043
Current portion of financing lease obligations	1,031	24,059
Current portion of operating lease obligations	190,703	176,758
Trade accounts payable	76,784	71,000
Accrued expenses	260,349	237,148
Refundable fees and deferred revenue	64,924	66,197
Total current liabilities	898,295	641,205
Long-term debt, less current portion	3,492,860	3,784,099
Financing lease obligations, less current portion	150,763	224,801
Operating lease obligations, less current portion	722,293	616,973
Other liabilities	71,519	85,831
Total liabilities	5,335,730	5,352,909
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at September 30, 2023 and December 31, 2022; 198,767,716 and 197,776,991 shares issued and 188,240,191 and 187,249,466 shares outstanding (including 2,061 and 422,542 unvested restricted shares), respectively	1,988	1,978
Additional paid-in-capital	4,339,378	4,332,302
Treasury stock, at cost; 10,527,525 shares at September 30, 2023 and December 31, 2022	(102,774)	(102,774)
Accumulated deficit	(3,746,756)	(3,648,901)
Total Brookdale Senior Living Inc. stockholders' equity	491,836	582,605
Noncontrolling interest	1,503	1,548
Total equity	493,339	584,153
Total liabilities and equity	$5,829,069	$5,937,062

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Resident fees	$717,123	$650,248	$2,140,688	$1,927,610
Management fees	2,566	2,967	7,653	9,625
Reimbursed costs incurred on behalf of managed communities	34,979	37,484	103,932	112,013
Other operating income	2,623	66,759	9,073	75,546
Total revenue and other operating income	757,291	757,458	2,261,346	2,124,794

Facility operating expense (excluding facility depreciation and amortization of $79,384, $81,405, $236,547, and $242,281, respectively)	537,411	525,510	1,599,336	1,551,938
General and administrative expense (including non-cash stock-based compensation expense of $2,893, $3,403, $8,966, and $10,907, respectively)	43,076	41,331	137,021	128,209
Facility operating lease expense	53,145	41,317	149,784	124,419
Depreciation and amortization	85,932	86,922	255,314	259,229
Asset impairment	9,086	5,688	9,606	17,362
Loss (gain) on sale of communities, net	—	—	(36,296)	—
Costs incurred on behalf of managed communities	34,979	37,484	103,932	112,013
Income (loss) from operations	(6,338)	19,206	42,649	(68,376)

Interest income	6,323	2,192	17,764	3,065
Interest expense:
Debt	(53,413)	(41,330)	(155,984)	(110,180)
Financing lease obligations	(4,950)	(11,916)	(16,955)	(35,968)
Amortization of deferred financing costs	(1,910)	(1,528)	(5,749)	(4,590)
Change in fair value of derivatives	861	4,901	5,130	9,277
Equity in earnings (loss) of unconsolidated ventures	(1,426)	(2,020)	(3,156)	(9,353)
Non-operating gain (loss) on sale of assets, net	—	(56)	860	611
Other non-operating income (loss)	10,166	1,877	16,512	1,739
Income (loss) before income taxes	(50,687)	(28,674)	(98,929)	(213,775)
Benefit (provision) for income taxes	1,876	300	1,029	1,086
Net income (loss)	(48,811)	(28,374)	(97,900)	(212,689)
Net (income) loss attributable to noncontrolling interest	15	15	45	(101)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(48,796)	$(28,359)	$(97,855)	$(212,790)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.22)	$(0.15)	$(0.43)	$(1.14)
Weighted average shares used in computing basic and diluted net income (loss) per share	225,416	186,790	225,136	186,493
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total equity, balance at beginning of period	$539,276	$518,567	$584,153	$699,623

Common stock:
Balance at beginning of period	$1,988	$1,978	$1,978	$1,975
Restricted stock and restricted stock units, net	—	—	16	9
Shares withheld for employee taxes	—	—	(6)	(6)
Balance at end of period	$1,988	$1,978	$1,988	$1,978
Additional paid-in-capital:
Balance at beginning of period	$4,336,504	$4,211,931	$4,332,302	$4,208,675
Compensation expense related to restricted stock grants	2,893	3,403	8,966	10,907
Restricted stock and restricted stock units, net	—	—	(16)	(9)
Shares withheld for employee taxes	(19)	(37)	(1,874)	(4,276)
Balance at end of period	$4,339,378	$4,215,297	$4,339,378	$4,215,297
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(3,697,960)	$(3,594,905)	$(3,648,901)	$(3,410,474)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(48,796)	(28,359)	(97,855)	(212,790)
Balance at end of period	$(3,746,756)	$(3,623,264)	$(3,746,756)	$(3,623,264)
Noncontrolling interest:
Balance at beginning of period	$1,518	$2,337	$1,548	$2,221
Net income (loss) attributable to noncontrolling interest	(15)	(15)	(45)	101
Noncontrolling interest distribution	—	(760)	—	(760)
Balance at end of period	$1,503	$1,562	$1,503	$1,562
Total equity, balance at end of period	$493,339	$492,799	$493,339	$492,799

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	188,235	187,256	187,249	186,958
Restricted stock and restricted stock units, net	10	8	1,561	915
Shares withheld for employee taxes	(5)	(8)	(570)	(617)
Balance at end of period	188,240	187,256	188,240	187,256
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(97,900)	$(212,689)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, net	261,063	263,819
Asset impairment	9,606	17,362
Equity in (earnings) loss of unconsolidated ventures	3,156	9,353
Distributions from unconsolidated ventures from cumulative share of net earnings	430	561
Amortization of entrance fees	(732)	(1,816)
Proceeds from deferred entrance fee revenue	477	2,360
Deferred income tax (benefit) provision	(2,015)	(2,068)
Operating lease expense adjustment	(33,820)	(25,329)
Change in fair value of derivatives	(5,130)	(9,277)
Loss (gain) on sale of assets, net	(37,156)	(611)
Non-cash stock-based compensation expense	8,966	10,907
Property and casualty insurance income	(14,047)	(996)
Other non-operating (income) loss	(2,542)	—
Changes in operating assets and liabilities:
Accounts receivable, net	8,250	(411)
Prepaid expenses and other assets, net	9,347	(11,807)
Prepaid insurance premiums financed with notes payable	(6,530)	(5,552)
Trade accounts payable and accrued expenses	21,444	1,548
Refundable fees and deferred revenue	8,518	7,265
Operating lease assets and liabilities for lessor capital expenditure reimbursements	2,244	9,224
Net cash provided by (used in) operating activities	133,629	51,843
Cash Flows from Investing Activities
Purchase of marketable securities	(159,811)	(230,106)
Sale and maturities of marketable securities	145,100	323,765
Capital expenditures, net of related payables	(174,700)	(150,572)
Acquisition of assets, net of cash acquired	(574)	(6,004)
Investment in unconsolidated ventures	(7,589)	(192)
Proceeds from sale of assets, net	43,181	5,844
Property and casualty insurance proceeds	19,536	—
Other	(890)	(228)
Net cash provided by (used in) investing activities	(135,747)	(57,493)
Cash Flows from Financing Activities
Proceeds from debt	25,532	32,031
Repayment of debt and financing lease obligations	(91,866)	(64,190)
Payment of financing costs, net of related payables	(940)	(646)
Payments of employee taxes for withheld shares	(1,880)	(4,282)
Other	—	(760)
Net cash provided by (used in) financing activities	(69,154)	(37,847)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(71,272)	(43,497)
Cash, cash equivalents, and restricted cash at beginning of period	474,548	438,314
Cash, cash equivalents, and restricted cash at end of period	$403,276	$394,817

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 672 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care, connection, and services in an environment that feels like home. As of September 30, 2023, the Company owned 346 communities, representing a majority of the Company's community portfolio, leased 295 communities, and managed 31 communities.

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

3. Fair Value Measurements

Marketable Securities

As of September 30, 2023 and December 31, 2022, marketable securities of $66.2 million and $48.7 million, respectively, are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

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

The following table summarizes the Company's Secured Overnight Financing Rate ("SOFR") interest rate cap instruments as of September 30, 2023.

($ in thousands)
Current notional balance	$1,231,920
Weighted average fixed cap rate	4.34%
Weighted average remaining term	1.0 year
Estimated asset fair value (included in other assets, net) at September 30, 2023	$14,826
Estimated asset fair value (included in other assets, net) at December 31, 2022	$10,599

The following table summarizes the Company's SOFR interest rate swap instrument as of September 30, 2023.

($ in thousands)
Current notional balance	$220,000
Fixed interest rate	3.00%
Remaining term	0.6 years
Estimated asset fair value (included in other assets, net) at September 30, 2023	$3,488
Estimated asset fair value (included in other assets, net) at December 31, 2022	$4,834

Long-term debt

The Company estimates the fair value of its debt primarily using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. The Company had outstanding long-term debt with a carrying amount of approximately $3.8 billion and $3.9 billion as of September 30, 2023 and December 31, 2022, respectively. Fair value of the long-term debt is approximately $3.4 billion as of both September 30, 2023 and December 31, 2022. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

4. Revenue

The Company disaggregates its revenue from contracts with customers by payor source as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. Resident fee revenue by payor source is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Private pay	93.7%	93.6%	93.7%	93.5%
Government reimbursement	4.9%	5.1%	4.9%	5.1%
Other third-party payor programs	1.4%	1.3%	1.4%	1.4%

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

The Company had total deferred revenue (included within refundable fees and deferred revenue and other liabilities within the condensed consolidated balance sheets) of $57.9 million and $67.3 million, including $31.6 million and $25.2 million of monthly resident fees billed and received in advance, as of September 30, 2023 and December 31, 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized $49.1 million and $53.1 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2023 and 2022, respectively.

5. Property, Plant and Equipment and Leasehold Intangibles, Net

As of September 30, 2023 and December 31, 2022, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following.

(in thousands)	September 30, 2023	December 31, 2022
Land	$502,084	$506,968
Buildings and improvements	5,331,202	5,323,736
Furniture and equipment	1,098,183	1,055,304
Resident and leasehold operating intangibles	283,711	286,122
Construction in progress	40,812	41,778
Assets under financing leases and leasehold improvements	1,083,714	1,375,521
Property, plant and equipment and leasehold intangibles	8,339,706	8,589,429
Accumulated depreciation and amortization	(3,967,634)	(4,053,727)
Property, plant and equipment and leasehold intangibles, net	$4,372,072	$4,535,702

Assets under financing leases and leasehold improvements includes $29.9 million and $98.4 million of financing lease right-of-use assets, net of accumulated amortization, as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 7 for further information on the Company's financing leases.

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $85.9 million and $86.9 million for the three months ended September 30, 2023 and 2022, respectively, and $255.3 million and $259.2 million for the nine months ended September 30, 2023 and 2022, respectively. The Company recognized $5.3 million and $5.8 million for the three and nine months ended September 30, 2023, respectively of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets, primarily due to the potential disposition of up to five underperforming communities. The Company recognized $3.8 million and $5.9 million for the three and nine months ended September 30, 2022, respectively, of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets, primarily due to property damage sustained at certain communities and decreased occupancy and future cash flow estimates at certain communities as a result of the continued impacts of the COVID-19 pandemic.

6. Debt

Long-term debt consists of the following.

(in thousands)	September 30, 2023	December 31, 2022
Fixed rate mortgage notes payable due 2024 through 2047; weighted average interest rate of 4.14% as of both September 30, 2023 and December 31, 2022	$2,040,563	$2,055,867
Variable rate mortgage notes payable due 2025 through 2030; weighted average interest rate of 7.70% and 6.68% as of September 30, 2023 and December 31, 2022, respectively	1,528,667	1,568,555
Convertible notes payable due October 2026; interest rate of 2.00% as of both September 30, 2023 and December 31, 2022	230,000	230,000
Tangible equity units senior amortizing notes due November 2025; interest rate of 10.25% as of both September 30, 2023 and December 31, 2022	19,993	25,586
Other notes payable due 2023; interest rate of 5.90% as of September 30, 2023	2,673	—
Deferred financing costs, net	(24,532)	(29,866)
Total long-term debt	3,797,364	3,850,142
Current portion	304,504	66,043
Total long-term debt, less current portion	$3,492,860	$3,784,099

As of September 30, 2023, 92.0%, or $3.5 billion, of the Company's total debt obligations represented non-recourse property-level mortgage financings.

The Company's remaining variable rate mortgage notes payable arrangements indexed to London Interbank Offered Rate ("LIBOR") were modified to reference SOFR rather than LIBOR prospectively after the discontinuance of LIBOR in July 2023. As of September 30, 2023, the Company's variable rate mortgage notes payable were indexed to SOFR plus a weighted average margin of 239 basis points. The Company applied the optional expedient provided by Accounting Standards Codification 848, Reference Rate Reform, for debt contract modifications related to the discontinuation of reference rates to ease the potential burden in accounting for reference rate reform.

As of September 30, 2023, $72.5 million of letters of credit and no cash borrowings were outstanding under the Company's $80.0 million secured credit facility. The credit facility matures on January 15, 2024 and the Company has the option to extend the facility for two additional terms of one year each subject to the satisfaction of certain conditions. The Company also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of September 30, 2023 under which $14.5 million had been issued as of that date.

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

As of September 30, 2023, the Company is in compliance with the financial covenants of its debt agreements.

7. Leases

As of September 30, 2023, the Company operated 295 communities under long-term leases (281 operating leases and 14 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, the Company guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of September 30, 2023, the Company is in compliance with the financial covenants of its long-term leases.

Lease right-of-use assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognized $3.8 million for both the three and nine months ended September 30, 2023, of non-cash impairment charges for its operating lease right-of-use assets, primarily due to lower than expected occupancy and decreased future cash flow estimates at certain communities. The Company recognized $1.9 million and $11.5 million for the three and nine months ended September 30, 2022, of non-cash impairment charges in its operating results for its operating lease right-of-use assets, primarily due to decreased occupancy and future cash flow estimates at certain communities as a result of the continued impacts of the COVID-19 pandemic and property damage sustained at certain communities.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and net cash outflows from leases is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Leases (in thousands)	2023	2022	2023	2022
Facility operating expense	$1,853	$1,621	$5,211	$4,705
Facility lease expense	53,145	41,317	149,784	124,419
Operating lease expense	54,998	42,938	154,995	129,124
Operating lease expense adjustment (1)	11,458	8,714	33,820	25,329
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	—	(4,367)	(2,244)	(9,224)
Operating net cash outflows from operating leases	$66,456	$47,285	$186,571	$145,229

(1)Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financing Leases (in thousands)	2023	2022	2023	2022
Depreciation and amortization	$1,159	$7,405	$8,902	$22,678
Interest expense: financing lease obligations	4,950	11,916	16,955	35,968
Financing lease expense	$6,109	$19,321	$25,857	$58,646

Operating cash outflows from financing leases	$4,950	$11,916	$16,955	$35,968
Financing cash outflows from financing leases	244	5,506	8,222	16,606
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	—	(2,727)	—	(9,704)
Total net cash outflows from financing leases	$5,194	$14,695	$25,177	$42,870

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the condensed consolidated balance sheet as of September 30, 2023 are as follows (in thousands).

Year Ending December 31,	Operating Leases	Financing Leases
2023 (three months)	$66,197	$5,026
2024	258,495	20,213
2025	258,356	6,798
2026	143,912	6,781
2027	145,751	6,029
Thereafter	330,095	26,302
Total	1,202,806	71,149
Purchase option liability and non-cash gain on future sale of property	—	145,136
Imputed interest and variable lease payments	(289,810)	(64,491)
Total lease obligations	$912,996	$151,794

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

The amended leases for 35 of such communities were prospectively classified as operating leases subsequent to the amendment. The prospective change in classification of such lease costs to operating lease expense will result in a $19.3 million increase in cash lease payments for operating leases for 2023 and an offsetting decrease in cash lease payments for financing leases. For the three and nine months ended September 30, 2023, the classification of such lease costs as operating lease expense resulted in a $7.2 million and $12.0 million, respectively, increase in cash lease payments for operating leases and an offsetting decrease in cash lease payments for financing leases. The amendment to the lease arrangements increased the right-of-use assets and lease obligations recognized on the Company's condensed consolidated balance sheet each by $122.3 million.

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

8. Investment in Unconsolidated Ventures

As of September 30, 2023, the Company owns a 20% equity interest, and affiliates of HCA Healthcare Inc. own an 80% interest, in a health care services venture (the "HCS Venture"), which operates home health and hospice agencies in the United States. The Company's interest in the HCS Venture is accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the HCS Venture is $54.1 million, which is included in investment in unconsolidated ventures on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2023. As of September 30, 2023, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to the HCS Venture. During the three months ended September 30, 2023, the Company contributed $7.5 million to the HCS Venture.

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

10. Stock-Based Compensation

Grants of restricted stock units and stock awards under the Company's 2014 Omnibus Incentive Plan were as follows.

(in thousands, except weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2023	3,959	$2.97	$11,778
Three months ended June 30, 2023	10	$2.95	$29
Three months ended September 30, 2023	16	$4.01	$65

11. Earnings Per Share

Potentially dilutive common stock equivalents for the Company include convertible senior notes, warrants, unvested restricted stock, restricted stock units, and prepaid stock purchase contracts.

On October 1, 2021, the Company issued $230.0 million principal amount of 2.00% convertible senior notes due 2026 (the "Notes"). As of September 30, 2023, the maximum number of shares issuable upon settlement of the Notes is 38.3 million (after giving effect to additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events).

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

During the three months ended December 31, 2022, the Company issued 2,875,000 of its 7.00% tangible equity units (the "Units") at a public offering price of $50.00 per Unit for an aggregate offering of $143.8 million. Each Unit is comprised of a prepaid stock purchase contract and a senior amortizing note with an initial principal amount of $8.8996. Unless settled early in accordance with the terms of the instruments, under each purchase contract, the Company is obligated to deliver to the holder on November 15, 2025 a minimum of 12.9341, and a maximum of 15.1976, shares of the Company's common stock depending on the daily volume-weighted average price of its common stock for the 20 trading days preceding the settlement date. As of September 30, 2023, the maximum number of shares issuable upon settlement of the Units' prepaid stock purchase contracts is 43.7 million.

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the minimum number of shares issuable upon settlement of the prepaid stock purchase contract component of the Units. For both the three and nine months ended September 30, 2023, 37.2 million shares are included in weighted average basic shares outstanding for the minimum number of shares issuable upon settlement of the Units' prepaid stock purchase contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Weighted average common shares outstanding	188,230	186,790	187,950	186,493
Weighted average minimum shares issuable under purchase contracts	37,186	—	37,186	—
Weighted average shares outstanding - basic	225,416	186,790	225,136	186,493

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

	As of September 30,
(in millions)	2023	2022
Convertible senior notes	38.3	38.3
Warrants	16.3	16.3
Restricted stock and restricted stock units	6.5	5.4
Incremental shares issuable under purchase contracts	6.5	—
Total	67.6	60.0

12. Income Taxes

The difference between the Company's effective tax rate for the three months ended September 30, 2023 and 2022 was primarily due to a decrease in the valuation allowance recorded on operating losses during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The difference between the Company's effective tax rate for the nine months ended September 30, 2023 and 2022 was primarily due to a decrease in the tax benefit on the vesting of restricted stock units and restricted stock awards due to a lower market price for the Company's stock for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $12.2 million for the three months ended September 30, 2023, which was partially offset by an increase to the valuation allowance of $10.0 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $23.0 million for the nine months ended September 30, 2023, which was partially offset by an increase to the valuation allowance of $21.0 million. The Company recorded an aggregate deferred federal, state, and local tax expense of $7.3 million for the three months ended September 30, 2022, which was partially offset by a reduction to the valuation allowance of $6.7 million. The Company recorded an aggregate deferred federal, state, and local tax expense of $52.8 million for the nine months ended September 30, 2022, which was partially offset by a reduction to the valuation allowance of $50.7 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of September 30, 2023 and December 31, 2022 was $446.0 million and $425.0 million, respectively.

The increase in the valuation allowance for both the nine months ended September 30, 2023 and 2022 is the result of current operating losses during the periods and by the anticipated reversal of future tax liabilities offset by future tax deductions.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three and nine months ended September 30, 2023 and 2022 which are included in income tax expense or benefit for the period. As of September 30, 2023, tax returns for years 2019 through 2022 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

13. Supplemental Disclosure of Cash Flow Information

During the period from January 1, 2022 through September 30, 2023, the Company disposed of three owned communities, the Company's triple-net lease obligations on four communities were terminated (including through the acquisition of one formerly leased community), and the Company acquired the remaining 50% equity interest in one community.

On May 1, 2023, the Company completed the sale of its one remaining entrance fee community, which was included within the Company's CCRCs segment. The Company received cash proceeds of $12.7 million, net of $29.6 million in mortgage debt repaid and transaction costs, and recognized a net gain on sale of communities of $36.3 million.

On November 1, 2023, the Company completed the sale of a CCRC, for which the Company received cash proceeds of $12.7 million, net of transaction costs, at closing. As of September 30, 2023, the community was classified as held for sale within the CCRCs segment, resulting in $12.7 million of property, plant and equipment and leasehold intangibles being presented as assets held for sale within the condensed consolidated balance sheets.

The Company was eligible to claim the employee retention credit for certain of its associates under the Coronavirus Aid, Relief, and Economic Security Act of 2020 and subsequent legislation. During the years ended December 31, 2022 and 2021, the Company recognized $9.4 million and $9.9 million, respectively, of employee retention credits on wages paid from March 12, 2020 to December 31, 2021 within other operating income, for which the Company has received $19.3 million in cash through September 30, 2023. During the nine months ended September 30, 2023 and 2022, the Company received cash of $14.7 million and $1.2 million, respectively, for such employee retention credits.

	Nine Months Ended September 30,
(in thousands)	2023	2022
Supplemental Disclosure of Cash Flow Information:
Interest paid	$171,317	$142,242
Income taxes paid, net of refunds	$(1,233)	$581

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$174,975	$128,831
Capital expenditures - development, net	1,309	4,357
Capital expenditures - non-development - reimbursable from lessor	2,244	18,927
Trade accounts payable	(3,828)	(1,543)
Net cash paid	$174,700	$150,572

Acquisition of assets, net of cash acquired:
Prepaid expenses and other assets, net	$23	$—
Property, plant and equipment and leasehold intangibles, net	6,872	4
Investment in unconsolidated ventures	(3,395)	—
Financing lease obligations	—	6,000
Other liabilities	(384)	—
Other non-operating loss (income)	(2,542)	—
Net cash paid	$574	$6,004

Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$(1,660)	$(1,301)
Assets held for sale	—	(3,668)
Property, plant and equipment and leasehold intangibles, net	(23,733)	(100)
Refundable fees and deferred revenue	9,347	—
Other liabilities	10,021	(164)
Non-operating (gain) loss on sale of assets, net	(860)	(611)
Loss (gain) on sale of communities, net	(36,296)	—
Net cash received	$(43,181)	$(5,844)

Supplemental Schedule of Non-cash Operating, Investing, and Financing Activities:
Non-cash lease transactions, net:
Property, plant and equipment and leasehold intangibles, net	$(51,542)	$11,067
Operating lease right-of-use assets	216,492	11,219
Financing lease obligations	88,844	(6,307)
Operating lease obligations	(253,794)	(15,979)
Net	$—	$—

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

(in thousands)	September 30, 2023	December 31, 2022
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$331,716	$398,850
Restricted cash	41,265	27,735
Long-term restricted cash	30,295	47,963
Total cash, cash equivalents, and restricted cash	$403,276	$474,548

14. Segment Information

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

The following tables set forth selected segment financial data.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue and other operating income:
Independent Living(1)	$141,449	$137,626	$422,993	$388,769
Assisted Living and Memory Care(1)	496,232	491,818	1,475,322	1,365,172
CCRCs(1)	82,065	87,563	251,446	249,215
All Other	37,545	40,451	111,585	121,638
Total revenue and other operating income	$757,291	$757,458	$2,261,346	$2,124,794

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Segment operating income:(2)
Independent Living	$44,702	$46,395	$137,896	$122,788
Assisted Living and Memory Care	126,731	130,039	375,940	294,490
CCRCs	10,902	15,063	36,589	33,940
All Other	2,566	2,967	7,653	9,625
Total segment operating income	184,901	194,464	558,078	460,843
General and administrative expense (including non-cash stock-based compensation expense)	43,076	41,331	137,021	128,209
Facility operating lease expense	53,145	41,317	149,784	124,419
Depreciation and amortization	85,932	86,922	255,314	259,229
Asset impairment	9,086	5,688	9,606	17,362
Loss (gain) on sale of communities, net	—	—	(36,296)	—
Income (loss) from operations	$(6,338)	$19,206	$42,649	$(68,376)

	As of
(in thousands)	September 30, 2023	December 31, 2022
Total assets:
Independent Living(3)	$1,223,941	$1,267,825
Assisted Living and Memory Care	3,366,695	3,329,516
CCRCs	631,255	664,502
Corporate and All Other	607,178	675,219
Total assets	$5,829,069	$5,937,062

(1)All revenue and other operating income is earned from external third parties in the United States.

(2)Segment operating income is defined as segment revenues and other operating income less segment facility operating expenses (excluding facility depreciation and amortization) and costs incurred on behalf of managed communities.

(3)The Company's Independent Living segment had a carrying amount of goodwill of $27.3 million as of both September 30, 2023 and December 31, 2022.

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

Overview

We are the nation's premier operator of senior living communities, operating and managing 672 communities in 41 states as of September 30, 2023, with the ability to serve more than 60,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs").

Our senior living communities and our comprehensive network help to provide seniors with care, connection, and services in an environment that feels like home. Our expertise in healthcare, hospitality, and real estate provides residents with opportunities to improve wellness, pursue passions, make new friends, and stay connected with loved ones. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to age-in-place, which we believe enables them to maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents' families who are concerned with care decisions for their elderly relatives.

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

We made the annual rate adjustment effective January 1, 2023 for our in-place private pay residents. The increase was again higher than our typical annual rate adjustment in order to help offset our recent increased costs as a result of labor pressures, high inflation, and increased interest rates, as described below. As a result of rate and occupancy increases, consolidated RevPAR (as defined below) for the nine months ended September 30, 2023 increased 11.8% compared to the prior year period. Due to the competitive environment for new residents in our recovering industry, our rate adjustments could slow our occupancy recovery progress or result in a decrease in occupancy in our communities. Any use of promotional or other discounting would offset a portion of such rate adjustments in our RevPAR and RevPOR (as defined below) results. In addition, our rate adjustments may not be sufficient to offset our increased costs in the event that labor expenses, inflation, or interest rates grow at rates higher than we anticipated.

Macroeconomic Conditions

A confluence of macroeconomic conditions, including an intensely competitive labor environment and higher inflation and interest rates, has continued to affect our operations during 2023.

Labor Pressures

Labor costs comprise approximately two-thirds of our total facility operating expense. We began to experience pressures associated with the intensely competitive labor environment during 2021, which have continued into 2023. Labor pressures have resulted in higher-than-typical associate turnover and wage growth, and we have experienced difficulty in filling open positions timely. We have increased our recruiting efforts to fill existing open positions, resulting in increasing the size of our workforce since the beginning of 2022. We continue to review wage rates in our markets and make competitive adjustments. Beginning in 2021, to cover existing open positions, we needed to rely on more expensive premium labor, primarily contract labor and overtime. From its peak in December 2021 to September 2023, we have decreased our monthly contract labor expense by approximately 90%, while maintaining focus on resident satisfaction and high-quality care. We continue to work to reduce our reliance on premium labor.

The labor component of our facility operating expense in our same community portfolio increased 1.3% during both the three and nine months ended September 30, 2023 compared to the prior year periods. The increases primarily resulted from wage rate adjustments, partially offset by a decrease in the use of premium labor, primarily contract labor, as the Company's associate turnover has declined and the size of the Company's workforce has increased. We may continue to experience labor cost pressure as a result of the labor environment conditions described above. Continued increased competition for, or a shortage of, nurses or other associates and general inflationary pressures have required and may require that we enhance our pay and benefits package to compete effectively for such associates.

Inflation

Our non-labor facility operating expense comprises approximately one-third of our total facility operating expense and is subject to inflationary pressures. The United States consumer price index increased more than 10% since December 2021. We mitigated a portion of an increase in food costs with the scale benefit of a higher number of residents, along with appropriate product substitution. We mitigated a portion of rising utility costs through sustainability investments we made in recent years, such as lighting retrofits and water consumption projects. Despite our mitigation efforts and with higher occupancy, for the three and nine months ended September 30, 2023 our non-labor facility operating expense in our same community portfolio increased 5.7% and 8.2%, respectively, compared to the prior year period. For the remainder of 2023, we may continue to experience inflationary pressures.

Interest Rates

As of September 30, 2023, we had approximately $1.5 billion of long-term variable rate debt outstanding which is indexed to the Secured Overnight Financing Rate ("SOFR") plus a weighted average margin of 239 basis points. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in SOFR. The SOFR steadily increased since the beginning of 2022, ending the period more than 500 basis points higher than year-end 2021. Approximately 93% of our long-term variable rate debt is subject to interest rate cap or swap agreements, which had a weighted average fixed interest rate of 4.14% and a weighted average remaining term of one year as of September 30, 2023. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements. For the three and nine months ended September 30, 2023, our debt interest expense increased 29.2% and 41.6%, respectively, compared to the prior year period, substantially all due to an increase in our interest expense associated with our long-term variable rate debt. Interest earned on our cash, cash equivalents, and marketable securities partially offset such increased interest expense.

Community Transactions

On May 1, 2023, we completed the sale of our one remaining entrance fee community. We received cash proceeds of $12.7 million, net of $29.6 million in mortgage debt repaid and transaction costs, and recognized a net gain on sale of communities of $36.3 million.

On November 1, 2023, we completed the sale of a CCRC community, for which we received cash proceeds of $12.7 million, net of transaction costs, at closing.

We elected not to exercise our lease renewal option under the current terms for a master lease which expires on December 31, 2023. Pursuant to the master lease, as of September 30, 2023, we continued to lease 35 communities (1,468 units). In August 2023, we entered into a new master lease agreement pursuant to which we will continue to lease 10 of such communities (458 units) following the expiration of the existing lease. In October 2023, the new master lease agreement was amended to include seven additional communities (277 units) from the existing lease arrangement. The new lease contains purchase options on the 17 communities which become exercisable at the beginning of the final lease year. The term of the new lease will expire on December 31, 2029, subject to earlier termination if we exercise the purchase options. The landlord has also agreed to make available a pool to fund costs associated with certain capital expenditure projects in connection with the new lease.

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

The amended leases for 35 of such communities were prospectively classified as operating leases subsequent to the amendment. The prospective change in classification of such lease costs to operating lease expense will result in a $19.3 million increase in cash lease payments for operating leases for 2023 and an offsetting decrease in cash lease payments for financing leases. For the three and nine months ended September 30, 2023, the classification of such lease costs as operating lease expense resulted in a $7.2 million and $12.0 million, respectively, increase in cash lease payments for operating leases and an offsetting decrease in cash lease payments for financing leases.

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

Results of Operations

As of September 30, 2023, our total operations included 672 communities with a capacity to serve more than 60,000 residents. As of that date, we owned 346 communities (31,385 units), leased 295 communities (20,572 units), and managed 31 communities (4,685 units). The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q. The results of operations for any particular period are not necessarily indicative of results for any future period.

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

Comparison of Three Months Ended September 30, 2023 and 2022

Summary Operating Results

The following table summarizes our overall operating results for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Total resident fees and management fees revenue	$719,689	$653,215	$66,474	10.2%
Other operating income	2,623	66,759	(64,136)	(96.1)%
Facility operating expense	537,411	525,510	11,901	2.3%
Net income (loss)	(48,811)	(28,374)	20,437	72.0%
Adjusted EBITDA	80,220	106,851	(26,631)	(24.9)%

The increase in total resident fees and management fees revenue was primarily attributable to a 10.8% increase in same community RevPAR, comprised of an 8.9% increase in same community RevPOR and a 140 basis point increase in same community weighted average occupancy.

During the three months ended September 30, 2023 and 2022, we recognized $2.6 million and $66.8 million, respectively, of government grants and employee retention credits as other operating income based on our estimates of our satisfaction of the conditions of the grants and credits during the period, including for the three months ended September 30, 2022, $61.1 million of grants from the Phase 4 general distribution of the Public Health and Social Services Emergency Fund ("Provider Relief Fund") administered by the U.S. Department of Health and Human Services.

The increase in facility operating expense was primarily attributable to a 2.8% increase in same community facility operating expense primarily resulting from broad inflationary pressure and higher third-party referral source costs associated with resident move-ins, partially offset by a decrease in the use of premium labor, primarily contract labor.

The increase in net loss was primarily attributable to a decrease in other operating income of $64.1 million, an increase in debt interest expense, and an increase in facility operating expense compared to the prior year period, partially offset by the increase in resident fee revenue.

The decrease in Adjusted EBITDA was primarily attributable to the decrease in other operating income, the change in classification of $12.8 million of lease payments for 51 communities as cash facility operating lease payments as a result of lease amendments subsequent to the prior year period, and the increase in facility operating expense, partially offset by the increase in resident fee revenue.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the three months ended September 30, 2023 and 2022, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$717,123	$650,248	$66,875		10.3%
Other operating income	$2,623	$66,759	$(64,136)		(96.1)%
Facility operating expense	$537,411	$525,510	$11,901		2.3%

Number of communities (period end)	641	641	—		—%
Total average units	51,960	52,158	(198)		(0.4)%
RevPAR	$4,596	$4,150	$446		10.7%
Occupancy rate (weighted average)	77.6%	76.4%	120	bps	n/a
RevPOR	$5,919	$5,432	$487		9.0%

Same Community Operating Results and Data
Resident fees	$702,703	$634,205	$68,498		10.8%
Other operating income	$2,405	$64,997	$(62,592)		(96.3)%
Facility operating expense	$524,283	$509,969	$14,314		2.8%

Number of communities	632	632	—		—%
Total average units	51,051	51,052	(1)		—%
RevPAR	$4,588	$4,141	$447		10.8%
Occupancy rate (weighted average)	77.9%	76.5%	140	bps	n/a
RevPOR	$5,892	$5,410	$482		8.9%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended September 30, 2023 and 2022. All 68 of the communities in our Independent Living segment are included within our same community portfolio.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$141,234	$128,106	$13,128		10.2%
Other operating income	$215	$9,520	$(9,305)		(97.7)%
Facility operating expense	$96,747	$91,231	$5,516		6.0%

Number of communities (period end)	68	68	—		—%
Total average units	12,569	12,569	—		—%
RevPAR	$3,746	$3,397	$349		10.3%
Occupancy rate (weighted average)	79.6%	78.3%	130	bps	n/a
RevPOR	$4,705	$4,337	$368		8.5%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's RevPAR, comprised of an 8.5% increase in RevPOR and a 130 basis point increase in weighted average occupancy. The increase in the segment's RevPOR was primarily the result of the current year rate increase. The increase in the segment's weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic.

The increase in the segment's facility operating expense was primarily attributable to broad inflationary pressure and increased wireless internet access provided for residents, partially offset by a decrease in the use of premium labor.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended September 30, 2023 and 2022, including operating results and data on a same community basis.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$494,014	$442,097	$51,917		11.7%
Other operating income	$2,218	$49,721	$(47,503)		(95.5)%
Facility operating expense	$369,501	$361,779	$7,722		2.1%

Number of communities (period end)	555	554	1		0.2%
Total average units	34,480	34,398	82		0.2%
RevPAR	$4,769	$4,281	$488		11.4%
Occupancy rate (weighted average)	77.6%	76.2%	140	bps	n/a
RevPOR	$6,148	$5,621	$527		9.4%

Same Community Operating Results and Data
Resident fees	$488,071	$438,277	$49,794		11.4%
Other operating income	$2,152	$49,187	$(47,035)		(95.6)%
Facility operating expense	$364,835	$357,924	$6,911		1.9%

Number of communities	548	548	—		—%
Total average units	34,168	34,169	(1)		—%
RevPAR	$4,761	$4,276	$485		11.3%
Occupancy rate (weighted average)	77.6%	76.2%	140	bps	n/a
RevPOR	$6,134	$5,613	$521		9.3%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 9.3% increase in same community RevPOR and a 140 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year rate increase. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily resulting from broad inflationary pressure and higher third-party referral source costs associated with resident move-ins, partially offset by a decrease in the use of premium labor, primarily contract labor.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended September 30, 2023 and 2022, including operating results and data on a same community basis.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$81,875	$80,045	$1,830		2.3%
Other operating income	$190	$7,518	$(7,328)		(97.5)%
Facility operating expense	$71,163	$72,500	$(1,337)		(1.8)%

Number of communities (period end)	18	19	(1)		(5.3)%
Total average units	4,911	5,191	(280)		(5.4)%
RevPAR	$5,557	$5,105	$452		8.9%
Occupancy rate (weighted average)	73.2%	73.3%	(10)	bps	n/a
RevPOR	$7,594	$6,966	$628		9.0%

Same Community Operating Results and Data
Resident fees	$73,398	$67,822	$5,576		8.2%
Other operating income	$38	$6,290	$(6,252)		(99.4)%
Facility operating expense	$62,540	$60,880	$1,660		2.7%

Number of communities	16	16	—		—%
Total average units	4,314	4,314	—		—%
RevPAR	$5,671	$5,240	$431		8.2%
Occupancy rate (weighted average)	74.8%	74.2%	60	bps	n/a
RevPOR	$7,584	$7,067	$517		7.3%

The increase in the segment's resident fees was primarily attributable to a 7.3% increase in the segment's same community RevPOR, which was primarily the result of the current year rate increase. The increase in the segment's resident fees was partially offset by the disposition of one community since the beginning of the prior year period.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of one community since the beginning of the prior year period. The decrease in the segment's facility operating expense was partially offset by an increase in the segment's same community facility operating expense, including a $0.9 million, or 2.1%, increase in the segment's same community labor expense.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Management fees	$2,566	$2,967	$(401)	(13.5)%
Reimbursed costs incurred on behalf of managed communities	34,979	37,484	(2,505)	(6.7)%
Costs incurred on behalf of managed communities	34,979	37,484	(2,505)	(6.7)%
General and administrative expense	43,076	41,331	1,745	4.2%
Facility operating lease expense	53,145	41,317	11,828	28.6%
Depreciation and amortization	85,932	86,922	(990)	(1.1)%
Asset impairment	9,086	5,688	3,398	59.7%
Interest income	6,323	2,192	4,131	188.5%
Interest expense	59,412	49,873	9,539	19.1%
Equity in earnings (loss) of unconsolidated ventures	(1,426)	(2,020)	(594)	(29.4)%
Non-operating gain (loss) on sale of assets, net	—	(56)	(56)	NM
Other non-operating income (loss)	10,166	1,877	8,289	NM
Benefit (provision) for income taxes	1,876	300	1,576	NM

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period and a decrease in the use of premium labor, primarily contract labor.

General and Administrative Expense. The increase in general and administrative expense was primarily attributable to an increase in estimated incentive compensation costs. General and administrative expense includes transaction and organizational restructuring costs of $0.1 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

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

Asset Impairment. During the three months ended September 30, 2023, we recorded $9.1 million of non-cash impairment charges, primarily due to the potential disposition of up to five underperforming communities and lower than expected occupancy and decreased future cash flow estimates at certain leased communities. During the three months ended September 30, 2022, we recorded $5.7 million of non-cash impairment charges, primarily for property damage sustained at certain communities, including property damage sustained from Hurricane Ian in September 2022.

Interest Expense. The increase in interest expense was primarily due to an increase in interest expense on long-term debt primarily as a result of increases in variable interest rates and a decrease in the change in the fair value of interest rate derivatives. These changes were partially offset by a decrease in interest expense on financing lease obligations primarily due to the change in classification of lease costs from financing leases to operating leases as a result of lease amendments subsequent to the prior year period.

Other Non-operating Income (Loss). The increase in other non-operating income was primarily due to increased income recognized for insurance recoveries from our property and casualty insurance policies.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended September 30, 2023 and 2022 was primarily due to an decrease in the valuation allowance recorded on operating losses during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

We recorded an aggregate deferred federal, state, and local tax benefit of $12.2 million for the three months ended September 30, 2023, which was partially offset by an increase in the valuation allowance of $10.0 million. We recorded an aggregate deferred federal, state, and local tax expense of $7.3 million for the three months ended September 30, 2022, which was partially offset by a reduction to the valuation allowance of $6.7 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of September 30, 2023 and December 31, 2022 was $446.0 million and $425.0 million, respectively.

Comparison of Nine Months Ended September 30, 2023 and 2022

Summary Operating Results

The following table summarizes our overall operating results for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Total resident fees and management fees revenue	$2,148,341	$1,937,235	$211,106	10.9%
Other operating income	9,073	75,546	(66,473)	(88.0)%
Facility operating expense	1,599,336	1,551,938	47,398	3.1%
Net income (loss)	(97,900)	(212,689)	(114,789)	(54.0)%
Adjusted EBITDA	250,215	194,741	55,474	28.5%

The increase in total resident fees and management fees revenue was primarily attributable to an 11.9% increase in same community RevPAR, comprised of an 8.8% increase in same community RevPOR and a 210 basis point increase in same community weighted average occupancy.

During the nine months ended September 30, 2023 and 2022, we recognized $9.1 million and $75.5 million, respectively, of government grants and employee retention credits as other operating income based on our estimates of our satisfaction of the conditions of the grants and credits during the period, including for the nine months ended September 30, 2022, $61.1 million of grants from the Phase 4 general distribution of the Provider Relief Fund.

The increase in facility operating expense was primarily attributable to a 3.6% increase in same community facility operating expense, primarily resulting from broad inflationary pressure and higher third-party referral source costs associated with resident move-ins, partially offset by a decrease in the use of premium labor, primarily contract labor.

The decrease in net loss was primarily attributable to the increase in resident fee revenue and a $36.3 million gain on sale of communities, net recognized during the nine months ended September 30, 2023 for the sale of our one remaining entrance fee community. These changes were partially offset by a decrease in other operating income recognized, an increase in facility operating expense, and an increase in debt interest expense compared to the prior year period.

The increase in Adjusted EBITDA was primarily attributable to the increase in resident fee revenue, partially offset by the decrease in other operating income, the increase in facility operating expense, and the change in classification of $28.7 million of lease payments for 51 communities as cash facility operating lease payments as a result of lease amendments subsequent to the prior year period.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the nine months ended September 30, 2023 and 2022 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$2,140,688	$1,927,610	$213,078		11.1%
Other operating income	$9,073	$75,546	$(66,473)		(88.0)%
Facility operating expense	$1,599,336	$1,551,938	$47,398		3.1%

Number of communities (period end)	641	641	—		—%
Total average units	52,056	52,371	(315)		(0.6)%
RevPAR	$4,564	$4,084	$480		11.8%
Occupancy rate (weighted average)	76.8%	74.8%	200	bps	n/a
RevPOR	$5,940	$5,461	$479		8.8%

Same Community Operating Results and Data
Resident fees	$2,094,649	$1,871,693	$222,956		11.9%
Other operating income	$8,799	$73,476	$(64,677)		(88.0)%
Facility operating expense	$1,555,932	$1,502,298	$53,634		3.6%

Number of communities	632	632	—		—%
Total average units	51,054	51,060	(6)		—%
RevPAR	$4,559	$4,073	$486		11.9%
Occupancy rate (weighted average)	77.0%	74.9%	210	bps	n/a
RevPOR	$5,918	$5,439	$479		8.8%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the nine months ended September 30, 2023 and 2022, including operating results and data on a same community basis. All 68 of the communities in our Independent Living segment are included within our same community portfolio.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$422,506	$378,088	$44,418		11.7%
Other operating income	$487	$10,681	$(10,194)		(95.4)%
Facility operating expense	$285,097	$265,981	$19,116		7.2%

Number of communities (period end)	68	68	—		—%
Total average units	12,571	12,569	2		—%
RevPAR	$3,734	$3,342	$392		11.7%
Occupancy rate (weighted average)	79.0%	76.3%	270	bps	n/a
RevPOR	$4,724	$4,379	$345		7.9%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's RevPAR, comprised of a 7.9% increase in RevPOR and a 270 basis point increase in weighted average occupancy. The increase in the segment's RevPOR was primarily the result of the current year rate increase. The increase in the segment's weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic.

The increase in the segment's facility operating expense was primarily attributable to broad inflationary pressure and increased wireless internet access provided for residents, partially offset by a decrease in the use of premium labor, primarily contract labor.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the nine months ended September 30, 2023 and 2022, including operating results and data on a same community basis.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$1,467,314	$1,308,683	$158,631		12.1%
Other operating income	$8,008	$56,489	$(48,481)		(85.8)%
Facility operating expense	$1,099,382	$1,070,682	$28,700		2.7%

Number of communities (period end)	555	554	1		0.2%
Total average units	34,446	34,604	(158)		(0.5)%
RevPAR	$4,727	$4,200	$527		12.5%
Occupancy rate (weighted average)	76.6%	74.5%	210	bps	n/a
RevPOR	$6,172	$5,640	$532		9.4%

Same Community Operating Results and Data
Resident fees	$1,451,175	$1,290,392	$160,783		12.5%
Other operating income	$7,932	$55,821	$(47,889)		(85.8)%
Facility operating expense	$1,085,165	$1,055,349	$29,816		2.8%

Number of communities	548	548	—		—%
Total average units	34,169	34,170	(1)		—%
RevPAR	$4,719	$4,196	$523		12.5%
Occupancy rate (weighted average)	76.6%	74.5%	210	bps	n/a
RevPOR	$6,159	$5,636	$523		9.3%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 9.3% increase in same community RevPOR and a 210 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year rate increase. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's resident fees was partially offset by the disposition of five communities since the beginning of the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily resulting from broad inflationary pressure and higher third-party referral source costs associated with resident move ins, partially offset by a decrease in the use of premium labor, primarily contract labor. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the nine months ended September 30, 2023 and 2022, including operating results and data on a same community basis.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2023	2022	Amount		Percent
Resident fees	$250,868	$240,839	$10,029		4.2%
Other operating income	$578	$8,376	$(7,798)		(93.1)%
Facility operating expense	$214,857	$215,275	$(418)		(0.2)%

Number of communities (period end)	18	19	(1)		(5.3)%
Total average units	5,039	5,198	(159)		(3.1)%
RevPAR	$5,516	$5,109	$407		8.0%
Occupancy rate (weighted average)	72.9%	73.3%	(40)	bps	n/a
RevPOR	$7,569	$6,971	$598		8.6%

Same Community Operating Results and Data
Resident fees	$220,968	$203,213	$17,755		8.7%
Other operating income	$380	$6,974	$(6,594)		(94.6)%
Facility operating expense	$185,530	$180,936	$4,594		2.5%

Number of communities	16	16	—		—%
Total average units	4,314	4,321	(7)		(0.2)%
RevPAR	$5,691	$5,226	$465		8.9%
Occupancy rate (weighted average)	74.5%	74.0%	50	bps	n/a
RevPOR	$7,644	$7,063	$581		8.2%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of an 8.2% increase in same community RevPOR and a 50 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year rate increase. The increase in the segment's resident fees was partially offset by the disposition of one community since the beginning of the prior year period.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of one community since the beginning of the prior year period, offset by an increase in the segment's same community facility operating expense, including a $2.6 million, or 2.1%, increase in the segment's same community labor expense primarily resulting from wage rate adjustments. Additionally, broad inflationary pressure contributed to the increase in the segment's same community facility operating expense.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Management fees	$7,653	$9,625	$(1,972)	(20.5)%
Reimbursed costs incurred on behalf of managed communities	103,932	112,013	(8,081)	(7.2)%
Costs incurred on behalf of managed communities	103,932	112,013	(8,081)	(7.2)%
General and administrative expense	137,021	128,209	8,812	6.9%
Facility operating lease expense	149,784	124,419	25,365	20.4%
Depreciation and amortization	255,314	259,229	(3,915)	(1.5)%
Asset impairment	9,606	17,362	(7,756)	(44.7)%
Loss (gain) on sale of communities, net	(36,296)	—	36,296	NM
Interest income	17,764	3,065	14,699	NM
Interest expense	173,558	141,461	32,097	22.7%
Equity in earnings (loss) of unconsolidated ventures	(3,156)	(9,353)	(6,197)	(66.3)%
Non-operating gain (loss) on sale of assets, net	860	611	249	40.8%
Other non-operating income (loss)	16,512	1,739	14,773	NM
Benefit (provision) for income taxes	1,029	1,086	(57)	(5.2)%

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

General and Administrative Expense. The increase in general and administrative expense was primarily attributable to an increase in estimated incentive compensation costs and an increase in organizational restructuring costs compared to the prior year period, primarily for severance costs for our senior leadership changes. General and administrative expense includes transaction and organizational restructuring costs of $3.8 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

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

Asset Impairment. During the nine months ended September 30, 2023, we recorded $9.6 million of non-cash impairment charges, primarily due to the potential disposition of up to five underperforming communities and lower than expected occupancy and decreased future cash flow estimates at certain leased communities. During the nine months ended September 30, 2022, we recorded $17.4 million of non-cash impairment charges, primarily for certain leased communities with decreased occupancy and future cash flow estimates as a result of the continued impacts of the COVID-19 pandemic.

Loss (Gain) on Sale of Communities, net. The increase in gain on sale of communities, net was due to the sale of our one remaining entrance fee community during the nine months ended September 30, 2023.

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

Other Non-operating Income (Loss). The increase in other non-operating income was primarily due to increased income recognized for insurance recoveries from our property and casualty insurance policies.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the nine months ended September 30, 2023 and 2022 was primarily due to a decrease in the tax benefit on the vesting of restricted stock units and restricted stock awards due to a lower market price for our stock for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

We recorded an aggregate deferred federal, state, and local tax benefit of $23.0 million for the nine months ended September 30, 2023, which was partially offset by an increase in the valuation allowance of $21.0 million. We recorded an aggregate deferred federal, state, and local tax expense of $52.8 million for the nine months ended September 30, 2022, which was partially offset by a reduction to the valuation allowance of $50.7 million.

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

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Net cash provided by (used in) operating activities	$133,629	$51,843	$81,786	157.8%
Net cash provided by (used in) investing activities	(135,747)	(57,493)	78,254	136.1%
Net cash provided by (used in) financing activities	(69,154)	(37,847)	31,307	82.7%
Net increase (decrease) in cash, cash equivalents, and restricted cash	(71,272)	(43,497)	27,775	63.9%
Cash, cash equivalents, and restricted cash at beginning of period	474,548	438,314	36,234	8.3%
Cash, cash equivalents, and restricted cash at end of period	$403,276	$394,817	$8,459	2.1%
Adjusted Free Cash Flow	$(26,176)	$(97,827)	$71,651	73.2%

The increase in net cash provided by operating activities was primarily attributable to an increase in resident fee revenue compared to the prior year period, partially offset by a $40.1 million decrease in cash received associated with government grants and credits, an increase in facility operating expense, and an increase in debt interest expense compared to the prior year period.

The increase in net cash used in investing activities was primarily attributable to a $178.7 million decrease in proceeds from sales and maturities of marketable securities compared to the prior year period, partially offset by a $70.3 million decrease in purchases of marketable securities and a $37.3 million increase in net proceeds from the sale of assets compared to the prior year period.

The increase in net cash used in financing activities was primarily attributable to the repayment of $29.6 million of mortgage debt upon the sale of our one remaining entrance fee community during the nine months ended September 30, 2023.
The change in Adjusted Free Cash Flow was primarily attributable to the increase in net cash provided by operating activities and an increase in property and casualty insurance proceeds compared to the prior year period, partially offset by a $46.1 million increase in non-development capital expenditures, net compared to the prior year period.

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

We are highly leveraged and have significant debt and lease obligations. As of September 30, 2023, we had $3.8 billion of debt outstanding at a weighted average interest rate of 5.47%. As of such date, 92.0%, or $3.5 billion, of our total debt obligations represented non-recourse property-level mortgage financings, of which $257.1 million matures in September 2024.

As of September 30, 2023, we had $1.1 billion of operating and financing lease obligations, and for the twelve months ending September 30, 2024, we will be required to make approximately $281.4 million of cash lease payments in connection with our existing operating and financing leases.

Total liquidity of $405.4 million as of September 30, 2023 included $331.7 million of unrestricted cash and cash equivalents (excluding restricted cash of $71.6 million), $66.2 million of marketable securities, and $7.5 million of availability on our secured credit facility. Total liquidity as of September 30, 2023 decreased $47.2 million from total liquidity of $452.6 million as of December 31, 2022. The decrease was primarily attributable to negative $26.2 million of Adjusted Free Cash Flow and repayments of mortgage debt, partially offset by the net proceeds from the sale of our one remaining entrance fee community.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on February 22, 2023. Since the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance, decreases in their appraised values, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities’ maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. Due to lower operating performance of our communities, generally, resulting from the COVID-19 pandemic, during 2021 and 2022 we sought and obtained non-agency mortgage financings to partially refinance maturing Freddie Mac and Fannie Mae indebtedness. As of September 30, 2023, 13% of our owned communities were unencumbered by mortgage debt.

The $257.1 million principal amount of debt maturing in September 2024 is secured by non-recourse first mortgages on 47 communities that are part of a common pool that also secures additional outstanding mortgage debt with a later maturity. We expect to refinance the $257.1 million mortgage debt before the date it matures. We expect to utilize a portion of our current liquidity to repay a portion of the principal amount in connection with such transaction. The terms and amount of such refinancing will depend on various factors, including the appraised values and performance of the communities securing the indebtedness and macroeconomic factors.

As of September 30, 2023, our current liabilities exceeded current assets by $304.3 million. In addition to the $304.5 million current portion of long-term debt, included in our current liabilities is $191.7 million of the current portion of operating and financing lease obligations, for which the associated right-of-use assets are excluded from current assets on our condensed consolidated balance sheets. We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand, cash equivalents, marketable securities, and proceeds from financings and refinancings of various assets will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to seek opportunities to preserve and enhance our liquidity, including through increasing our RevPAR, maintaining expense discipline, continuing to refinance maturing debt, continuing to evaluate our capital structure and the state of debt and equity markets, and monetizing non-strategic or underperforming owned assets. There is no assurance that financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in monetizing certain assets.

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

Capital Expenditures

Our capital expenditures are comprised of community-level, corporate, and development capital expenditures. Community-level capital expenditures include maintenance expenditures (including routine maintenance of communities over $1,500 per occurrence), community renovations, unit upgrades (including unit turnovers over $500 per unit), and other major building infrastructure projects (including replacements of major building systems). Corporate capital expenditures include those for information technology systems and equipment and the remediation or replacement of assets as a result of casualty losses. Development capital expenditures include community expansions, major community redevelopment and repositioning projects, and the development of new communities.

The following table summarizes our capital expenditures for the nine months ended September 30, 2023 for our consolidated business.

(in thousands)
Community-level capital expenditures, net(1)	$129,542
Corporate capital expenditures, net(2)	45,433
Non-development capital expenditures, net(3)	174,975
Development capital expenditures, net	1,309
Total capital expenditures, net	$176,284

(1)Reflects the amount invested, net of lessor reimbursements of $2.2 million.

(2)Includes $29.2 million of remediation costs at our communities resulting from natural disasters, including $25.5 million of capital expenditures resulting from the impact of Winter Storm Elliott. A portion of such costs are reimbursable under our property and casualty insurance policies.

(3)Amount is included in Adjusted Free Cash Flow.

In the aggregate, we expect our full-year 2023 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $223.0 million, including remediation costs at our communities resulting from Winter Storm Elliott and Hurricane Ian. We anticipate that our 2023 capital expenditures will be funded from cash on hand, cash equivalents, marketable securities, cash flows from operations, reimbursements from lessors, and approximately $28.0 million of reimbursement from our property and casualty insurance policies. We received $19.5 million of such insurance reimbursements in the nine months ended September 30, 2023.

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

Credit Facilities

On December 11, 2020, we entered into a revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The agreement provides a commitment amount of up to $80.0 million which can be drawn in cash or as letters of credit. The credit facility matures on January 15, 2024 and we have the option to extend the facility for two additional terms of one year each subject to the satisfaction of certain conditions. We expect to satisfy the conditions to exercise the option to extend the facility for the first additional one year term. Amounts drawn under the facility will bear interest at SOFR plus an applicable margin which was 2.75% as of September 30, 2023. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of September 30, 2023. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon borrowing base calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of September 30, 2023, $72.5 million of letters of credit and no cash borrowings were outstanding under our $80.0 million secured credit facility and the facility had $7.5 million of availability. We also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of September 30, 2023 under which $14.5 million had been issued as of that date.

Long-Term Leases

As of September 30, 2023, we operated 295 communities under long-term leases (281 operating leases and 14 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, we guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or leased property revenue. Approximately 89% of our community lease payments are subject to a weighted average maximum annual increase of 2.7% for community leases subject to fixed annual escalators or variable annual escalators based on the consumer price index subject to a cap. The remaining community lease payments are subject to variable annual escalators primarily based upon the change in the consumer price index. An additional 1% increase in the consumer price index would have resulted in additional cash lease payments of approximately $0.2 million for the twelve months ended September 30, 2023. We are responsible for all operating costs, including repairs, property taxes, and insurance. The lease terms generally provide for renewal or extension options from 5 to 20 years, and, in some instances, purchase options.

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

For the three and nine months ended September 30, 2023, our cash lease payments for our operating leases were $66.5 million and $188.8 million, respectively, and for our financing leases were $5.2 million and $25.2 million, respectively. As of September 30, 2023, for the twelve months ending September 30, 2024, we will be required to make $281.4 million of cash lease payments in connection with our existing operating and financing leases.

Debt and Lease Covenants

Certain of our long-term debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities and/or increased by accumulated depreciation and amortization, and/or further adjusted for certain other specified adjustments. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date. As of September 30, 2023, our liquidity was $405.4 million.

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

As of September 30, 2023, we are in compliance with the financial covenants of our debt agreements and long-term leases.

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

We believe that presentation of Adjusted EBITDA as a performance measure is useful to investors because (i) it is one of the metrics used by our management for budgeting and other planning purposes, to review our historic and prospective core operating performance, and to make day-to-day operating decisions; (ii) it provides an assessment of operational factors that management can impact in the short-term, namely revenues and the controllable cost structure of the organization, by eliminating items related to our financing and capital structure and other items that management does not consider as part of our underlying core operating performance and that management believes impact the comparability of performance between periods; (iii) we believe that this measure is used by research analysts and investors to evaluate our operating results and to value companies in our industry; and (iv) we use the measure for components of executive compensation.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$(48,811)	$(28,374)	$(97,900)	$(212,689)
Provision (benefit) for income taxes	(1,876)	(300)	(1,029)	(1,086)
Equity in (earnings) loss of unconsolidated ventures	1,426	2,020	3,156	9,353
Non-operating loss (gain) on sale of assets, net	—	56	(860)	(611)
Other non-operating (income) loss	(10,166)	(1,877)	(16,512)	(1,739)
Interest expense	59,412	49,873	173,558	141,461
Interest income	(6,323)	(2,192)	(17,764)	(3,065)
Income (loss) from operations	(6,338)	19,206	42,649	(68,376)
Depreciation and amortization	85,932	86,922	255,314	259,229
Asset impairment	9,086	5,688	9,606	17,362
Loss (gain) on sale of communities, net	—	—	(36,296)	—
Operating lease expense adjustment	(11,458)	(8,714)	(33,820)	(25,329)
Non-cash stock-based compensation expense	2,893	3,403	8,966	10,907
Transaction and organizational restructuring costs	105	346	3,796	948
Adjusted EBITDA(1)	$80,220	$106,851	$250,215	$194,741

(1)    Adjusted EBITDA includes a $2.6 million and $9.1 million benefit for the three and nine months ended September 30, 2023, respectively, and $66.8 million and $75.5 million benefit for the three and nine months ended September 30, 2022, respectively, of government grants and credits recognized in other operating income.

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$45,763	$63,521	$133,629	$51,843
Net cash provided by (used in) investing activities	(31,837)	22,508	(135,747)	(57,493)
Net cash provided by (used in) financing activities	(19,232)	(19,754)	(69,154)	(37,847)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(5,306)	$66,275	$(71,272)	$(43,497)

Net cash provided by (used in) operating activities	$45,763	$63,521	$133,629	$51,843
Distributions from unconsolidated ventures from cumulative share of net earnings	—	—	(430)	(561)
Changes in prepaid insurance premiums financed with notes payable	(6,474)	(5,700)	6,530	5,552
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	—	(4,367)	(2,244)	(9,224)
Non-development capital expenditures, net	(47,248)	(43,819)	(174,975)	(128,831)
Property and casualty insurance proceeds	10,747	—	19,536	—
Payment of financing lease obligations	(244)	(5,506)	(8,222)	(16,606)
Adjusted Free Cash Flow(1)	$2,544	$4,129	$(26,176)	$(97,827)
(1)    Adjusted Free Cash Flow includes:
•$2.7 million and $28.0 million benefit for the three and nine months ended September 30, 2023, respectively, and $62.8 million and $68.1 million benefit for the three and nine months ended September 30, 2022, respectively, from government grants and credits received.
•$3.1 million recoupment for the nine months ended September 30, 2022, of accelerated/advanced Medicare payments, of which none were recouped during the three months ended September 30, 2022.
•$0.1 million and $3.8 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2022, respectively, for transaction and organizational restructuring costs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of September 30, 2023, 60.0%, or $2.3 billion, of our long-term debt had a weighted average fixed interest rate of 3.98%. As of September 30, 2023, we had $1.5 billion of long-term variable rate debt, at a weighted average interest rate of 7.70%.

In the normal course of business, we enter into certain interest rate cap and swap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of September 30, 2023, our $1.5 billion of outstanding long-term variable rate debt is indexed to SOFR plus a weighted average margin of 239 basis points. As of September 30, 2023, $1.4 billion, or 93%, of our long-term variable rate debt is subject to interest rate cap or swap agreements and $99.4 million of our variable rate debt is not subject to any interest rate cap or swap agreements. For our SOFR interest rate cap and swap agreements as of September 30, 2023, the weighted average fixed interest rate is 4.14%, and the weighted average remaining term is one year. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in SOFR as of September 30, 2023.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$1.5
200	2.9
500	6.4
1,000	11.5

(1)Amounts are after consideration of interest rate cap and swap agreements in place as of September 30, 2023, for which the weighted average remaining term is one year.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended September 30, 2023 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
7/1/2023 - 7/31/2023	—	$—	—	$44,026
8/1/2023 - 8/31/2023	4,537	4.16	—	44,026
9/1/2023 - 9/30/2023	—	—	—	44,026
Total	4,537	$4.16	—

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

(2)On November 1, 2016, we announced that our Board of Directors had approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of September 30, 2023, $44.0 million remained available under the repurchase program.

Item 5.  Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

4.9	Form of 7.00% Tangible Equity Units (included in Exhibit 4.8).
4.10	Form of Purchase Contracts (included in Exhibit 4.8).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Dawn L. Kussow
Name:	Dawn L. Kussow
Title:	Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)
Date:	November 7, 2023