Form 10-K
period 2023-12-31
Brookdale Senior Living Inc.
filed 2024-02-21
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter was approximately $0.8 billion. The market value calculation was determined using a per share price of $4.22, the price at which the registrant's common stock was last sold on the New York Stock Exchange on such date.

As of February 19, 2024, 189,339,428 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted stock units).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief, or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," or other similar words or expressions, and include statements regarding our expected financial and operational results. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the effects of senior housing construction and development, lower industry occupancy, and increased competition; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment, and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; the impacts of the COVID-19 pandemic, including on the nation's economy and debt and equity markets and the local economies in our markets, and on us and our business, results of operations, cash flow, revenue, expenses, liquidity, and our strategic initiatives, including plans for future growth, which will depend on many factors, some of which cannot be foreseen, including the pace and consistency of recovery from the pandemic and any resurgence or variants of the disease; limits on our ability to use net operating loss carryovers to reduce future tax payments; delays in obtaining regulatory approvals; disruptions in the financial markets or decreases in the appraised values or performance of our communities that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; our ability to generate sufficient cash flow to cover required interest, principal, and long-term lease payments and to fund our planned capital projects; the effect of any non-compliance with any of our debt or lease agreements (including the financial or other covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the inability to renew, restructure, or extend leases, or exercise purchase options at or prior to the end of any existing lease term; the effect of our indebtedness and long-term leases on our liquidity and our ability to operate our business; increases in market interest rates that increase the costs of our debt obligations; our ability to obtain additional capital on terms acceptable to us; departures of key officers and potential disruption caused by changes in management; increased competition for, or a shortage of, associates, wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us, including putative class action complaints, and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts; negative publicity with respect to any lawsuits, claims, or other legal or regulatory proceedings; costs to respond to, and adverse determinations resulting from, government inquiries, reviews, audits, and investigations; the cost and difficulty of complying with increasing and evolving regulation, including new disclosure obligations; changes in, or our failure to comply with, employment-related laws and regulations; the risks associated with current global economic conditions and general economic factors on us and our business partners such as inflation, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits, and insurance, interest rates, tax rates, geopolitical tensions or conflicts, and uncertainty surrounding federal elections; the impact of seasonal contagious illness or an outbreak of COVID-19 or other contagious disease in the markets in which we operate; actions of activist stockholders, including a proxy contest; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Annual Report on Form 10-K. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

PART I

Item 1.    Business

Unless otherwise specified, references to "Brookdale," "we," "us," "our," or "the Company" in this Annual Report on Form 10-K mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Our Business

We are the nation's premier operator of senior living communities, operating and managing 652 communities in 41 states as of December 31, 2023, with the ability to serve approximately 59,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs").

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

Strategy

Our goal is to be the first choice in senior living by being the nation's most trusted and effective senior living provider. Brookdale is committed to its mission—to enrich the lives of those we serve with compassion, respect, excellence, and integrity. We continue to focus on the health and well-being of our residents and associates and on achieving our long-term growth potential by providing valued high-quality care and personalized service. We believe successful execution of this strategy provides the best opportunity to create attractive long-term stockholder value. We are focused on priorities that will position us for growth and capitalize on positive trends in demand demographics, customer preferences, and lower new supply in the industry, while using our unique Brookdale differentiators and scale to our advantage. Our key strategic priorities are as follows:

•Get every available room in service at the best profitable rate. We believe that we provide highly valuable services to seniors, and we continually strive to expand the number of seniors we serve through targeted efforts to increase our occupancy levels while remaining focused on charging an appropriate rate for the services we provide. Over the near term, as occupancy continues to recover, we believe we can further improve controllable expense management and margin through leverage of fixed expenses while we continue to meet our residents' needs, provide high-quality care and personalized service, and remain in compliance with applicable regulatory requirements. With this strategic priority, we are working to ensure that all communities are appropriately priced within their market. Through our targeted sales and marketing efforts, we plan to drive increased move-ins through enhanced outreach with impactful points of differentiation based on quality, clinical and healthcare expertise, a portfolio of choices, and high-quality, personalized service delivered by caring and engaged associates.

•Attract, engage, develop, and retain the best associates. Brookdale’s culture is one of people serving people. We believe engaged associates, who are committed to our mission and culture, lead to an enhanced resident experience, higher retention, and ultimately improved operations that drive accelerated growth. Through this strategic priority, we intend to deliver continued favorable progress toward our goal of reducing associate turnover and extending length of employment with Brookdale. We also intend to further support enhanced training programs for associates, educational and career development opportunities for associates, and a compelling value proposition for our associates in the areas of compensation, leadership, career growth, and meaningful work.

•Earn resident and family trust and satisfaction by providing valued, high-quality care and personalized service. We believe that fostering the continued trust of our residents and their families will allow us to build relationships that create passionate advocates and generate referrals. We intend to create a consistent high-quality experience for residents, including through the implementation and execution of our high-quality clinical, operational, dining, and resident engagement programs. We are a learning organization that uses multiple tools to obtain feedback from residents, their families, and our associates to improve our services to meet the changing needs of residents. As we lengthen our associates' tenure, we anticipate an enhanced resident experience.

The above three priorities coupled with robust supply-demand fundamentals are intended to provide long-term returns to our stockholders by driving organic growth through focusing on growing RevPAR (as defined below), Adjusted EBITDA (as defined below), and cash flow. We expect RevPAR will continue to be driven by both occupancy and RevPOR (as defined below) growth, propelled by (i) our strategic priorities, (ii) accelerating growth within our target demographic, and (iii) significantly lower supply growth. Our goal is to initially return to our pre-pandemic level of occupancy and margins, to return to generating positive (and growing) cash flow, and then to reach or exceed our historical occupancy high and expand our margins over the long term. As occupancy grows, we anticipate benefiting from operating leverage, resulting in improving margins. With the combination of RevPAR growth and operating leverage, we expect to drive Adjusted EBITDA and cash flow increases.

Strategic innovation (including the execution of our healthcare strategy) remains an important factor for our long-term growth. We are regularly piloting programs in multiple areas with the intent to roll out successful initiatives to accelerate our growth potential. We also plan to continue to explore additional products and services that we may offer to our residents or to seniors living outside of our communities and, in the longer term where opportunities arise, we would expect to pursue development, investment, and acquisition opportunities to further enhance and grow our senior living portfolio.

•Enhance healthcare and wellness. We desire to enable those we serve to live well by offering our residents a high-quality healthcare and wellness platform. We believe Brookdale is uniquely positioned to be a key senior living leader, and partner to providers and payors, in the value-based healthcare ecosystem. As an example, we have been piloting our Brookdale HealthPlus program in a growing number of assisted living communities in certain markets. Brookdale HealthPlus, which is a community-based, technology-enabled, proactive care coordination program, is designed to help improve residents' quality of life through evidence-based preventative care coordination. During the pilot, an independent third party found that Brookdale HealthPlus delivered measurable favorable outcomes compared to seniors with similar attributes living at home or in competitive senior living properties; and as a result, we expect to introduce Brookdale HealthPlus to additional communities. We also continue to pilot the expansion of our private duty services business to serve those living outside of our communities. We believe the successful execution of these initiatives will improve resident health and well-being and drive incremental revenue and value creation (including through increasing move-ins and extending residents' average length of stay resulting in increased occupancy).

•Drive innovation and leverage technology. We are engaged in a variety of innovation initiatives and over time plan to pilot and test new ideas, technologies, and operating models in order to enhance our residents' engagement and experience, improve outcomes, increase average length of stay and occupancy, further differentiate Brookdale in the market, and better support our senior living operations. We also plan to continue to invest in our technology platform, with the goal of identifying and implementing solutions to reduce complexity, increase productivity, lower costs, and increase our ability to collaborate with third parties.

•Improve and grow our senior living portfolio. As we continue to focus on returning to, and then exceeding, our pre-pandemic results, in the near and longer term, we also intend to (i) exit certain non-strategic or underperforming owned assets when possible, (ii) exit or restructure underperforming leases as we approach lease maturity, where possible, (iii) expand our footprint and services in core markets where we have, or can achieve, a clear leadership position, and (iv) explore further growth opportunities, such as opportunistic acquisitions (including potential acquisitions of currently leased assets) and other expansions of our senior living business, subject to capital availability. Over the longer term, we expect that we will also continue to invest in our development capital expenditures program through which we expand, reposition, and redevelop selected existing senior living communities where economically advantageous.

We believe that our successful execution on these strategic priorities and our longer-term growth plans will allow us to achieve our goal to improve profitability and be the first choice in senior living by being the nation’s most trusted and effective senior living provider.

Recent Developments

Macroeconomic Conditions

A confluence of macroeconomic conditions, including labor pressures, high inflation, and increased interest rates, affected our operations during 2023.

Labor Pressures

Labor costs comprise approximately two-thirds of our total facility operating expense and are subject to inflationary and labor environment pressures. We began to experience pressures associated with the intensely competitive labor environment during 2021. The United States unemployment rate remained at or below 4% each month during 2022 and 2023. Labor pressures have resulted in higher-than-typical associate turnover and wage growth, and we have experienced difficulty in filling open positions timely. We have increased our recruiting efforts to fill existing open positions, resulting in increasing the size of our workforce since the beginning of 2022. We continue to analyze wage rates in our markets and make competitive adjustments. Beginning in 2021, to cover existing open positions, we needed to increase our reliance on more expensive premium labor, primarily contract labor and overtime. By increasing the number of shifts staffed with full- and part-time Brookdale associates rather than contract labor, our reliance on contract labor has moderated to pre-pandemic levels in the second half of 2023. We continue to work to reduce our reliance on premium labor while maintaining focus on meeting our residents' needs, providing high-quality care and personalized service, and remaining in compliance with applicable regulatory requirements.

The labor component of our facility operating expense in our same community portfolio increased 11.0% during 2022 compared to the prior year. The increase primarily resulted from merit and market wage rate adjustments, more hours worked with higher occupancy during the period, and an increase in the use of premium labor, primarily overtime. The labor component of our facility operating expense in our same community portfolio increased 1.2% during 2023 compared to the prior year. The increase primarily resulted from wage rate adjustments, partially offset by a decrease in the use of premium labor, primarily contract labor, as our associate turnover has declined and the size of our workforce has increased since the beginning of 2022. While the impacts of the intensely competitive labor environment have moderated in 2023, we may continue to experience labor cost pressure as a result of the labor environment conditions described above. Continued increased competition for, or a shortage of, nurses or other associates and general inflationary pressures have required and may require that we enhance our pay and benefits package to compete effectively for such associates.

Inflation

Our non-labor facility operating expense comprises approximately one-third of our total facility operating expense and is subject to inflationary pressures. The United States consumer price index increased 10% since December 2021. Despite our mitigation efforts and with higher occupancy, our non-labor facility operating expense in our same community portfolio increased 7.7% for 2023 compared to the prior year.

Interest Rates

As of December 31, 2023, we had $1.5 billion of long-term variable rate debt outstanding which is indexed to the Secured Overnight Financing Rate ("SOFR") plus a weighted average margin of 239 basis points. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in SOFR. The SOFR increased since the beginning of 2022, ending 2023 more than 500 basis points higher than year-end 2021. For 2023, our debt interest expense increased 32.9% compared to the prior year, substantially all due to an increase in our interest expense associated with our long-term variable rate debt. Increased interest earned on our cash, cash equivalents, and marketable securities partially offset such increased interest expense.

Resident Fee Increases

The rates we charge our residents are highly dependent on local market conditions and the competitive environment in which our communities operate. Generally, we have increased our monthly rates, including rates for care and other services, for private pay residents on an annual basis beginning in January each year.

The annual rate adjustment effective January 1, 2023 for our in-place private pay residents was higher than our typical annual rate adjustment in order to help offset our recent increased costs as a result of labor pressures, high inflation, and increased interest rates. As a result of rate and occupancy increases, our consolidated RevPAR (as defined below) for 2023 increased 11.3% compared to the prior year. We have recently made the annual rate adjustment effective January 1, 2024 for our in-place private pay residents. The average increase for 2024 was lower than the prior year increase and was again higher than our typical annual rate adjustment in order to help offset our increased costs. Due to the competitive environment for new residents in our industry, our rate adjustments could slow our occupancy recovery progress or result in a decrease in occupancy in our communities. Any use of promotional or other discounting would offset a portion of such rate adjustments in our RevPAR and RevPOR (as defined below) results. In addition, our rate adjustments may not be sufficient to offset our increased costs in the event that labor expenses, inflation, or interest costs grow at rates higher than anticipated.

The Senior Living Industry

The senior living industry has undergone dramatic growth in the past several decades, marked by the emergence of assisted living communities in the mid-1990s, and it remains highly fragmented with numerous local and regional operators. According to data from the National Investment Center for the Seniors Housing & Care Industry ("NIC"), there were approximately 2,500 local and regional senior housing operators as of December 31, 2023, of which approximately 90% operated five or fewer communities. We are the largest of a limited number of operators that provide a broad range of community locations and service level offerings at varying price levels.

The industry attracted additional investment in the last decade, prior to the start of the COVID-19 pandemic, which resulted in increased construction and development of new senior housing supply. New community openings subjected the senior housing industry to oversupply and increased competitive pressures. Data from NIC shows that industry occupancy began to decrease starting in 2016 as a result of new openings and oversupply. During that time, we experienced an elevated rate of competitive new openings, with significant new competition opening in many markets, which adversely affected our occupancy, revenues, results of operations, and cash flow.

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

NIC data shows that new construction starts and openings for the senior housing industry have decreased significantly for 2023 compared to the peaks in the last decade. The more recent impact of the pandemic, the macroeconomic factors discussed above, higher construction costs, increased interest rates, and tighter credit conditions may continue to impact new constructions starts and competitive new openings for a period of time.

The primary market for our senior living services is individuals age 75 and older. Due to demographic trends, and continuing advances in science, nutrition, and healthcare, the senior population will continue to grow. U.S. Census projections suggest that there will be over one million new potential residents per year for the next decade, and we believe that demand for senior care will increase as a result.

As seniors are living longer and this segment of the population rapidly grows, so will the number living with Alzheimer's disease and other dementias and the burden of chronic diseases and conditions. As a result of increased mobility in society, a reduction of average family size, and increased number of two-wage earner couples, families struggle to provide care for seniors and therefore look for alternatives outside of their family for care. There is a growing consumer awareness among seniors and their families regarding the types of services provided by senior living operators, which has further contributed to the demand for senior living services.

Including continued recovery from the significant challenge of the COVID-19 pandemic to our industry, additional challenges in our industry include increased state and local regulation of the assisted living, memory care, and skilled nursing sectors, which has led to an increase in the cost of doing business. The regulatory environment continues to intensify in the number and types of laws and regulations affecting us, accompanied by increased enforcement activity by state and local officials. In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future.

Competition

The senior living industry is highly competitive. We compete with numerous organizations, including not-for-profit entities, that offer similar communities and services, community-based service programs, retirement communities, convalescent centers, and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living, assisted living, and memory care sectors of the senior living industry are not substantial. Consequently, we may encounter competition that could limit our ability to attract and retain residents and associates, raise or maintain resident fees, and expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations, and cash flows. Due to the industry's current lower than pre-pandemic occupancy levels, certain competitors may price aggressively in order to capture market share. Our major senior housing competitors include Atria Senior Living Inc., Life Care Services, LLC, Sunrise Senior Living, LLC, Discovery Senior Living, LLC, and Erickson Senior Living, LLC, and multiple regional providers with large localized market presence, as well as a large number of not-for-profit entities.

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

Our History

Brookdale Senior Living Inc. was formed as a Delaware corporation in June 2005 for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc. and Alterra Healthcare Corporation, which had been operating independently since 1986 and 1981, respectively. In 2005, we completed our initial public offering of common stock, and in 2006, we acquired American Retirement Corporation, another leading senior living provider that had been operating independently since 1978. In 2011, we completed the acquisition of Horizon Bay, which was the then-ninth largest operator of senior living communities in the United States. In 2014, we completed our acquisition of Emeritus Corporation through a merger, which was the then-second largest operator of senior living communities in the United States. Since our acquisition of Emeritus, we have disposed of over 350 communities through sales of owned communities and terminations of triple-net lease obligations.

Segments

As of December 31, 2023, we had three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy, and allocating capital resources.

Communities that we own or lease are included in the Independent Living, Assisted Living and Memory Care, or CCRCs segment, as applicable. Communities that we manage on behalf of others are included in the All Other category. The table below shows the number of communities and units within each of our senior housing segments and the All Other category as of December 31, 2023.

	Communities	Units	% of Total Units	Average Number of Units per Community
Independent Living	68	12,563	22.6%	185
Assisted Living and Memory Care	537	33,755	60.7%	63
CCRCs	17	4,731	8.5%	278
All Other	30	4,579	8.2%	153
Total	652	55,628	100.0%	85

For the year ended December 31, 2023, we generated 93.7% of our resident fee revenue from private pay residents, 4.8% from government reimbursement programs (primarily Medicaid and Medicare), and 1.5% from other payor sources. Our owned communities generated 58.6% of our resident fee revenue and our leased communities generated 41.4% of our resident fee revenue. The table below shows the percentage of our resident fee and management fee revenue attributable to each of our segments or All Other category for the year ended December 31, 2023.

(in thousands)	Resident Fee and Management Fee Revenue	% of Total
Independent Living	$564,012	19.7%
Assisted Living and Memory Care	1,960,432	68.3%
CCRCs	332,826	11.6%
All Other	10,161	0.4%
Total resident fee and management fee revenue	$2,867,431	100.0%

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

Independent Living Communities

Our independent living communities are primarily designed for middle to upper income seniors who desire to live in a residential setting that feels like home, without the efforts of ownership. Some of our independent living residents choose to relocate to a community in a metropolitan area that is closer to their adult children. The majority of our independent living communities consist of both independent and assisted living units in a single community, which allows residents to age-in-place by providing them with a broad continuum of senior independent and assisted living services to accommodate their changing needs. While the number varies depending upon the particular community, as of December 31, 2023 approximately 80% of all of the units at our independent living communities were independent living units, with the balance of the units operating as licensed assisted living and memory care units.

Our independent living communities are generally large multi-story buildings with extensive common areas and amenities to support the lifestyle preferences of more independent seniors. Residents may choose from studio, one-bedroom, and two-bedroom units, depending upon the specific community. Each independent living unit is designed to feel and function like a private residence while providing residents with basic services such as dining service options, an emergency alert system, housekeeping, education and wellness programs, and recreational activities. Most of these communities also offer (either directly or through access to third-party service providers) custom tailored concierge and personal assistance/private duty services at an additional charge, which may include medication reminders, daily check-in, transportation, shopping, escort, and companion services.

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

Residents in our independent living communities are able to maintain their residency for an extended period of time due to the range of service options available (not including skilled nursing). Residents with physical frailties and higher level service needs can often be accommodated with supplemental services in their own units or, in certain communities, are cared for in a more structured and supervised environment on a separate wing or floor. These communities also generally have dedicated assisted living associates and separate assisted living dining rooms and activity areas.

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

We also provide memory care services at freestanding memory care communities that are specifically designed for residents with dementia, including Alzheimer's disease and other forms of cognitive impairment. Our freestanding memory care communities average 39 units and some are part of a campus-like setting which includes a freestanding assisted living community. As of December 31, 2023, we provide memory care services at 338 of our communities, aggregating 9,015 memory care units across our segments. These communities include 107 freestanding memory care communities with 4,158 units included in our Assisted Living and Memory Care segment.

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

CCRCs

Our CCRCs are large communities that offer a variety of living arrangements and services to accommodate a broad spectrum of physical ability and healthcare needs. Most of our CCRCs have independent living, assisted living, memory care, and skilled nursing available on one campus or within the immediate area. Our residents of our CCRCs are generally seniors seeking a community that offers a broad continuum of care enabling them to age-in-place. Generally, these residents will initially enter the community as independent living residents and may, at a later time, advance into an assisted living, memory care, or skilled nursing area as their needs change. Residents can also enter the CCRCs directly into assisted living, memory care, or skilled nursing and, in some cases, may enter via the skilled nursing service line following an acute event and subsequently transfer from the skilled nursing unit to one of the other on-campus service lines.

Management Services

As of December 31, 2023, we managed a total of 30 communities (4,579 units) on behalf of others, which represented 8% of our senior housing capacity. Under our management arrangements, we receive management fees, which are generally determined by an agreed upon percentage of gross revenues (as defined in the management arrangement), as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners.

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

•Geographically diverse, high-quality, purpose-built communities. As of December 31, 2023, we operated a nationwide base of 652 communities in 41 states.

•Ability to provide a broad spectrum of care. Given our diverse mix of independent living, assisted living, memory care, and CCRCs communities, we are able to meet a wide range of our residents' needs. Through our comprehensive network of services, we help to provide seniors with care, connection, and services to support their lifestyle in an environment that feels like home. We believe that we are one of the few companies in the senior living industry with this capability and the ability to do so at scale on a national basis. We believe that our multiple service offerings create marketing synergies and cross-selling opportunities.

•The size of our business allows us to realize cost and operating efficiencies. We are the largest operator of senior living communities in the United States based on total capacity. The size of our business allows us to realize cost savings and economies of scale in the procurement of goods and services. Our scale also allows us to achieve increased efficiencies with respect to various community support functions. We intend to continue utilizing our expertise and size to capitalize on economies of scale resulting from our national platform to enhance our residents' experiences. Our geographic footprint and centralized infrastructure provide us with an operational advantage. We negotiate contracts for food, insurance, and other goods and services with the advantages that scale provides. In addition, we have and will continue to leverage our centralized community support functions such as finance, human resources, legal, information technology, and marketing.

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

Operations

Operations Overview

We have implemented intensive standards, policies and procedures, and systems, including detailed associate resources and training, which we believe have contributed to high levels of customer service. Further, we believe our centralized community support infrastructure allows our community-based leaders and personnel to focus on resident care and family connections.

Community Support Functions

We have developed a centralized support infrastructure and services platform, which we believe provides us with a significant operational advantage over local and regional operators of senior living communities. The size of our business also allows us to achieve increased efficiencies with respect to various community support functions such as procurement, human resources, finance, accounting, legal, information technology, and marketing. We are also able to realize cost efficiencies in the purchasing of food, supplies, insurance, benefits, and other goods and services. In addition, we have established centralized operations groups to support all of our service lines and communities in areas such as training, regulatory affairs, asset management, dining, clinical services, sales, resident engagement, marketing, and procurement. We have also established company-wide policies and procedures relating to, among other things: resident care; community design and community operations; billing and collections; accounts payable; finance and accounting; risk management; development of associate training materials and programs; advertising and marketing activities; the hiring and training of management and other community-based personnel; compliance with applicable local and state regulatory requirements; and implementation of our acquisition, development, and leasing plans.

Community Staffing and Training

Each community has an Executive Director responsible for the overall day-to-day operations of the community, including the community's associate relations, resident and family engagement and connection, financial performance, and regulatory compliance. Each Executive Director receives specialized training developed by our learning and development associates. In addition, a portion of each Executive Director's compensation is directly based on the operating performance of the community, community associate turnover, and resident and family satisfaction. We continue to take actions intended to simplify the role of our Executive Director to allow them to focus on our residents and their families and our associates. We believe that the quality of our communities, coupled with support provided by our community support infrastructure has enabled us to attract high-quality, professional community Executive Directors.

Depending upon the size and type of the community, each Executive Director is supported by key leaders, a Health and Wellness Director (or nursing director), and/or a Sales Director. The Health and Wellness Director or nursing director is directly responsible for day-to-day care of our assisted living, memory care, and skilled nursing residents. The Sales Director oversees the community's sales, marketing, and community outreach programs. Other key positions supporting each community may include individuals responsible for dining services, healthcare services, resident activities, housekeeping, transportation, and maintenance.

We believe that quality of care and operating efficiency can be maximized through direct resident and associate interaction. Associates involved in resident care, including administrative associates, are trained in support and care protocols, including emergency response techniques. We have adopted formal training and evaluation procedures to help ensure quality care for our residents. We have comprehensive policy and procedure manuals and hold regular training sessions for management and non-management associates at each community.

Quality Assurance

We maintain quality assurance programs at each of our communities overseen by our community support associates. Our quality assurance programs are designed to achieve a high degree of resident and family member satisfaction through the care and services that we provide. Our quality control measures include, among other things, community inspections conducted by community support associates on a regular basis. These inspections cover the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of associates; quality of resident care (including assisted living and memory care services and nursing care); the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations. Our quality control measures also include the survey of residents and family members on a regular basis to monitor their perception of the quality of services we provide to residents.

In order to foster a sense of belonging and engagement, as well as to respond to residents' needs and desires, at many of our communities, we have established a resident council or other resident advisory committees that meet periodically with the Executive Director of the community. These committees promote resident involvement and satisfaction and enable community management to be more responsive to their residents' needs and desires.

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

Human Capital Resources

Our Associates

We are dedicated to enriching the lives of those we serve with compassion, respect, excellence, and integrity. We know that our success is dependent on attracting, engaging, developing, and retaining the best associates. As of December 31, 2023, we employed approximately 36,000 associates, 70% of whom were full-time. Approximately 1,300 centralized and regional community support associates support our community-based associates. As of December 31, 2023, approximately 80% of our associates are women, who comprise approximately 70% of the leadership roles at our communities and community support centers. Approximately 60% of our associates and 17% of individuals in our leadership roles are people of color.

During 2023, we continued to focus on hiring the best associates and reducing turnover in order to decrease our use of more expensive premium labor. We seek to ensure that our communities are staffed with full and part-time associates. By increasing the number of shifts staffed with full- and part-time Brookdale associates rather than contract labor, our reliance on contract labor has moderated to pre-pandemic levels in the second half of 2023. We continue to work to reduce our reliance on premium labor while maintaining focus on meeting our residents' needs, providing high-quality care and personalized service, and remaining in compliance with applicable regulatory requirements. We continue to optimize our recruiting efforts to fill open positions, analyze wage rates in our markets, and make competitive adjustments.

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

In 2022, we launched our first six-month long development program focused on identifying a diverse mix of associates interested in an Executive Director career path, which continued with the selection of our second cohort in 2023. Approximately 40% of the program participants identify as people of color. This program helps equip future leaders with the skills they need to advance their career with Brookdale.

Talent Acquisition, Engagement, Development, and Retention

We want to attract people who want to do challenging yet rewarding work and who want to make a difference in the lives of others. We want our associates to feel valued, to find purpose and meaning in their work, and to know they make an impact that stretches beyond the walls of the communities and offices. In order to attract high-quality talent, we offer competitive wages and benefits as well as opportunities to grow a career at Brookdale through education, training, and on-the-job development experiences.

Recruitment strategies

In order to attract people who want the chance to be a part of something bigger than themselves, we use a variety of strategies to attract and hire diverse talent to our organization. We optimized our field recruiting strategy through close collaboration with local operational leadership on current and anticipated workforce planning needs, leveraging an agile market and region-based approach to provide targeted hiring support, while continuously improving systems and processes. We implemented additional ways to support recruiting from military settings. Additionally, we continue to source from employment websites created for under-represented groups to expand our pipeline of candidates.

Development

We offer learning opportunities for our associates when they join Brookdale and throughout their careers to better serve our residents and to grow their career. Our Brookdale University provides training and leadership development for leaders across the organization. In addition to internal development opportunities, we have also launched multiple programs to advance fees and tuition assistance for certain associates to pursue relevant certifications.

Retention

We believe the performance of our individual communities and of our company as a whole are correlated to retention of our key community leaders. Our 2023 annual incentive plan included the strategic objective of retaining key community leadership (Executive Directors, Health and Wellness Directors, and Sales Directors) in our same community portfolio. As a result of our retention initiatives, our retention of key community leaders in our same community portfolio increased for 2023 compared to 2022. We also believe that it is important to hear from our associates as a way to engage and retain them. To that end, in 2023, we conducted engagement pulse surveys for specific populations to focus on certain actions to engage and retain them.

Total Rewards

To attract and retain the best associates, we offer a competitive total rewards program, which we believe is an important aspect of our overall compensation. Both full-time and part-time associates are offered benefits, including a 401(k) retirement savings plan with the opportunity for matching contributions, as well as medical, dental, and other types of insurance. In 2023, approximately half of our eligible full-time associates participated in our medical plans.

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

State and Local Regulation and Licensing

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

Unannounced surveys or inspections may occur annually, bi- or tri-annually, or following a regulator's receipt of a complaint about a provider. From time to time in the ordinary course of business, we receive survey reports from state or federal regulatory bodies citing deficiencies resulting from such inspections or surveys. Most inspection deficiencies are resolved through a plan of corrective action relating to the community's operations, but the reviewing agency may have the authority to take further action against a licensed or certified community, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions or denial of payment for admissions, loss of certification as a provider under federal and/or state reimbursement programs, or imposition of other sanctions, including criminal penalties. Loss, suspension, or modification of a license may also cause us to default under our debt and lease documents and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the providers' or facilities' history of compliance. In addition, states' Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living and memory care communities even if the community or any of its residents do not receive federal or state funds. We may also expend considerable resources to respond to federal and state investigations or other enforcement action under applicable laws or regulations (including investigations and actions by state Attorneys General and other state and local authorities). To date, none of the deficiency reports received by us has resulted in a suspension, fine, or other disposition that has had a material adverse effect on our revenues, results of operations, or cash flows. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole.

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

Regulation Against Fraud, Abuse, and False Claims

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

Anti-Kickback Regulation

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

Confidentiality and Privacy Regulation

We are subject to federal and state laws designed to protect the confidentiality of patient health information. The United States Department of Health and Human Services has issued rules pursuant to HIPAA relating to the privacy of such information. Rules that became effective in 2003 govern our use and disclosure of health information at certain HIPAA covered communities. We established policies and procedures to comply with HIPAA privacy and security requirements at these communities. We were required to be in compliance with the HIPAA rule establishing administrative, physical, and technical security standards for health information by 2005. To the best of our knowledge, we are in compliance with these rules. In addition, states have begun to enact more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency. There are five states with comprehensive privacy laws effective in 2023. Additional state legislative and regulatory efforts to regulate consumer privacy protection have passed in 2023 with laws becoming effective in 2024 and beyond. These legislative and regulatory developments will continue to influence the design and operation of our business and our privacy and security efforts.

COVID-19 Regulation

We have been and may continue to be subject to federal and state laws, regulations and executive orders relating to healthcare providers’ response to the COVID-19 pandemic. While many of the regulatory requirements were temporary and expired with the end of the public health emergency in May 2023, these requirements generally may include mandatory requirements for vaccination of staff, testing of residents and/or staff, providing COVID-19 related paid leave, implementation of infection control standards and procedures, imposition of restrictions on new admissions or readmissions of residents, required screening of all persons entering a community, imposition of restrictions or limitations on who and how residents may be visited, and imposition of mandatory notification requirements to residents, families, staff, and regulatory bodies related to positive COVID-19 cases. Enhanced or additional penalties may apply for violation of such requirements.

Employment-Related Regulation

We are also subject to an increasing and wide variety of federal, state, and local employment-related laws and regulations which govern matters including, but not limited to, wage and hour requirements, equal employment opportunity obligations, leaves of absence and reasonable accommodations, employee benefits, the right of employees to engage in protected concerted activity (including union organizing), and occupational health and safety requirements. Because labor represents such a large portion of our operating expenses, changes in federal, state, and local employment-related laws and regulations could increase our cost of doing business. Furthermore, any failure to comply with these laws can result in significant protracted litigation, government investigation, penalties, or other damages which could harm our reputation and have a material adverse effect on our business.

Medicare and Medicaid Programs

Reimbursements from Medicare and Medicaid represented 1.5% and 3.3%, respectively, of our consolidated resident fee revenue for the year ended December 31, 2023. Medicare and Medicaid reimbursements represented 16.9% of our CCRCs segment's resident fee revenue during such period.

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

Reimbursement levels under the Medicare and Medicaid programs may not remain at levels comparable to present levels or may not be sufficient to cover the costs allocable to patients eligible for reimbursement. Medicare reimbursement for skilled nursing services is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, the Centers for Medicare & Medicaid Services ("CMS") makes annual adjustments to Medicare payment rates.

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

Item 1A.    Risk Factors

Our business faces significant risks and uncertainties. The discussion below addresses the most material factors, of which we are currently aware, that could affect our business, financial condition, results of operations, cash flow, liquidity, stock price, and future prospects. However, other factors not currently known to us or that we currently deem immaterial could also adversely affect our business, financial condition, results of operations, cash flow, liquidity, stock price, and future prospects. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face. If any of these risks actually occurs, our business, financial condition, results of operations, cash flow, liquidity, stock price, and future prospects could be materially and adversely affected. The ordering of the risk factors below is not intended to reflect an indication of priority or likelihood.

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

Costs to seniors associated with independent living, assisted living, and memory care communities are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. For the year ended December 31, 2023, we generated 93.7% of our consolidated resident fee revenue from private pay residents. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our communities are located typically can afford to pay our monthly resident fees. Economic downturns, increased inflation, softness in the housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility, and changes in demographics could adversely affect the ability of seniors to afford our resident fees. If we are unable to retain and attract seniors with sufficient income, assets, or other resources required to pay the fees associated with independent living, assisted living, and memory care services and other service offerings, our occupancy, revenues, results of operations, and cash flow could decline. We have recently made the annual rate adjustment effective January 1, 2024 for our in-place private pay residents. The average increase was lower than the prior year increase and was again higher than our typical annual rate adjustment in order to help offset our increased costs as a result of labor pressures, high inflation, and increased interest rates. Due to the competitive environment for new residents in our industry, the adjustment could slow our occupancy recovery progress or result in a decrease in occupancy in our communities. Any use of promotional or other discounting would offset a portion of such rate adjustments in our RevPAR and RevPOR results. In addition, the rate adjustment may not be sufficient to offset our increased costs. The increase we implemented in January 2024 (and any rate increases that we implement in future years) could also result in a higher amount of attrition among our residents, which could negatively impact our occupancy, revenues, results of operations and cash flows.

Changes in the reimbursement rates, methods, or timing of payment from government reimbursement programs could adversely affect our revenues, results of operations, and cash flow.

We rely on reimbursement from government programs for a portion of our revenues, primarily in our CCRCs segment. For the year ended December 31, 2023, Medicare and Medicaid reimbursements represented 16.9% of our CCRCs segment’s resident fee revenue and 4.8% of our consolidated resident fee revenue. We cannot provide assurance that reimbursement levels will not decrease in the future, which could adversely affect our revenues, results of operations, and cash flow. Government efforts to reduce medical spending, along with broader healthcare reform, could result in major changes in the healthcare delivery and reimbursement systems on both the national and state levels, including a reduction in funds available for our services or increases in our operating costs. Such reimbursement levels may not remain at levels comparable to present levels or may not be sufficient to cover the costs allocable to patients eligible for reimbursement.

Senior housing construction and development, lower industry occupancy, and increased competition, may have an adverse effect on our occupancy, revenues, results of operations, and cash flow.

The senior living industry is highly competitive. We compete with numerous organizations, including not-for-profit entities, that offer similar communities and services, community-based service programs, retirement communities, convalescent centers, and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living, assisted living, and memory care sectors of the senior living industry are not substantial. The industry has attracted additional investment resulting in increased construction and development of new senior housing supply in the last decade, prior to the start of the COVID-19 pandemic. In addition, the COVID-19 pandemic resulted in additional occupancy pressure for our industry, and industry data shows that nearly all markets had fallen to record low occupancy by the first quarter of 2021. While the industry recovers occupancy, certain competitors may price aggressively in order to capture market share. In addition, advances in technology and at-home services may permit more seniors to age-in-place at home and could have an impact on the demand for senior living communities. Consequently, we may encounter competition that could limit our ability to attract and retain residents and associates, raise or maintain resident fees, and expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations, and cash flow.

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

Failure to maintain the security and functionality of our information systems and data, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA, could adversely affect our business, reputation, and relationships with our residents, associates, and referral sources and subject us to remediation costs, government inquiries, and liabilities, any of which could materially and adversely impact our revenues, results of operations, and cash flow.

We are dependent on the proper function and availability of our information systems, including hardware, software, applications, and electronic data storage, to store, process, and transmit our business information, including proprietary business information and personally identifiable information of our residents and associates. Though we have taken steps to protect the cybersecurity and physical security of our information systems and have implemented policies and procedures to comply with HIPAA and other privacy laws, rules, and regulations, there can be no assurance that our security measures and disaster recovery plan will prevent damage to, or interruption or breach of, our information systems or other unauthorized access to proprietary or private information.

Because the techniques used to obtain unauthorized access to systems change frequently and may be difficult to detect for long periods of time, including from emerging technologies, such as advanced forms of artificial intelligence and quantum computing, we may be unable to anticipate these techniques or implement adequate preventive measures. Components of our information systems that we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security or functionality of our information systems. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deceiving our associates or contractors such as email phishing attacks. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our cybersecurity or to investigate and remediate any cybersecurity vulnerabilities, attacks, or incidents.

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

Failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or other unauthorized access to our information systems, or to comply with applicable privacy and consumer protection laws, including HIPAA, could expose us to a number of adverse consequences, many of which are not insurable, including: (i) interruptions to our business, (ii) the theft, destruction, loss, misappropriation, or release of sensitive information, including proprietary business information and personally identifiable information of our residents and associates, (iii) significant remediation costs; (iv) negative publicity which could damage our reputation and our relationships with our residents, associates, and referral sources, (v) litigation and potential liability under privacy, security, and consumer protection laws, including HIPAA, or other applicable laws, rules, or regulations, and (vi) government inquiries which may result in sanctions and other criminal or civil fines or penalties. Any of the foregoing could materially and adversely impact our revenues, results of operations, and cash flow.

Failure to complete our capital expenditures in accordance with our plans may adversely affect our anticipated revenues, results of operations, and cash flow.

Our planned full-year 2024 non-development capital expenditures include maintenance, renovations, upgrades, and other major building infrastructure projects for our communities. Such projects may be needed to ensure that our communities are in appropriate physical condition to support our strategy and to protect the value of our community portfolio.

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

We may dispose of owned or leased communities through asset sales and lease terminations and expirations. The closings of any such transactions, or those that we identify in the future, generally are or will be subject to closing conditions, which may include the receipt of regulatory approvals, and we cannot provide assurance that any such transactions will close or, if they do, when the actual closings will occur. The sales price for future dispositions may not meet our expectations due to the underlying performance of such communities or conditions beyond our control, and we may be required to take impairment charges in connection with such sales if the carrying amounts of such assets exceed the proposed sales prices, which could adversely affect our financial condition and results of operations. Further, we cannot provide assurance that we will be successful in identifying and pursuing disposition opportunities on terms that are acceptable to us, or at all. We may be required to pay significant amounts to restructure or terminate leases and we may be required to take charges in connection with such activity, which could adversely affect our financial condition and results of operations.

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

The COVID-19 pandemic has adversely impacted, and while the recovery has continued in 2023, it could continue to adversely impact, our business, results of operations, cash flow, liquidity, and stock price, and such impacts may be material.

The pandemic adversely impacted our business, results of operations, cash flow, and liquidity. We cannot predict with reasonable certainty the pace and consistency of the recovery from the COVID-19 pandemic for our business, results of operations, cash flow, liquidity, and stock price, and the residual impacts of the pandemic may be material and persist for some time.

Due to the average age and prevalence of chronic medical conditions among our residents, they generally are at disproportionately higher risk of becoming severely ill from COVID-19. We believe potential residents and their families were more cautious, or temporarily delayed their decision, regarding moving into senior living communities during the pandemic, and while waning, such caution may persist for some time. From March 2020 through February 2021, we lost 1,330 basis points of weighted average consolidated senior housing occupancy. We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic. By December 31, 2023, we had recovered 890 basis points of weighted average consolidated senior housing occupancy. We cannot predict with reasonable certainty when our occupancy will return to pre-COVID-19 pandemic levels or the extent to which the pandemic’s effect on occupancy may adversely affect the amount of resident fees we are able to collect from our residents. Our efforts to adapt our sales and marketing efforts to meet demand may not be successful. In addition, expanded use of telemedicine and home healthcare by seniors, for which regulatory barriers were relaxed during the pandemic, may result in less demand for our services.

We continue to seek opportunities to preserve and enhance our liquidity, including through increasing our RevPAR, maintaining appropriate expense discipline, continuing to refinance maturing debt, continuing to evaluate our capital structure and the state of debt and equity markets, and monetizing non-strategic or underperforming owned assets.

The pandemic and uneven recovery has also caused substantial volatility in the market prices and trading volumes in the equity markets, including our stock. Our stock price and trading volume may continue to be subject to wide fluctuations as a result of recovery from the pandemic and may decline in the future.

The ultimate recovery from the COVID-19 pandemic on our business, results of operations, cash flow, liquidity, and stock price will depend on many factors, some of which cannot be foreseen, including any resurgence or variants of the disease; the impact of the COVID-19 pandemic on the nation’s economy and debt and equity markets and the local economies in our markets; any return of restrictions on visitors and move-ins at our communities as a result of infections at a community or as necessary to comply with regulatory requirements or at the direction of authorities having jurisdiction; perceptions regarding the safety of senior living communities after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of the COVID-19 pandemic on our residents’ and their families’ ability to afford our resident fees; changes in the acuity levels of our new residents; the disproportionate impact of the COVID-19 pandemic on seniors; the costs of our response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan, and other expenses; greater use of contract labor and other premium labor due to the COVID-19 pandemic and general labor market conditions; the impact of the COVID-19 pandemic on our ability to complete financings and refinancings of various assets or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents; and the frequency and magnitude of legal actions and liability claims that may arise due to the COVID-19 pandemic or our response efforts.

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

As of December 31, 2023, we had outstanding $3.5 billion principal amount of mortgage financing, $230.0 million of 2.00% convertible senior notes due 2026, $18.0 million principal amount of the senior amortizing notes component of tangible equity units, and $78.1 million letters of credit. If we are unable to extend or refinance our indebtedness prior to scheduled maturity dates, our liquidity and financial condition could be adversely impacted. Even if we are able to extend or refinance our maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

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

The amount of mortgage financing available for our communities is generally dependent on their appraised values and performance. Decreases in the appraised values of our communities, including due to adverse changes in real estate market conditions, or their performance, has resulted, and could continue to result, in available mortgage refinancing amounts that are less than the communities' maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. Due to lower operating performance for certain of our communities resulting from the COVID-19 pandemic, during 2021 and 2022 we sought and obtained non-agency mortgage financings to partially refinance maturing Freddie Mac and Fannie Mae indebtedness. We cannot provide assurance that such non-agency mortgage financing will continue to be available as an alternative to Fannie Mae and Freddie Mac financing. We have completed the refinancing of all of our debt maturities due in 2024. Our inability to obtain refinancing proceeds sufficient to cover 2025 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

Certain of our debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity, as calculated in accordance with generally accepted accounting principles in the United States ("GAAP"), and in certain circumstances, reduced by intangible assets or liabilities and/or increased by accumulated depreciation and amortization, and/or further adjusted for certain other specified adjustments. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date. As of December 31, 2023, our liquidity was $340.7 million.

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

Furthermore, our mortgage debt is secured by our communities and, in certain cases, our long-term debt and leases are secured by a guaranty by us and/or one or more of our subsidiaries. Therefore, if an event of default has occurred under any of our debt or lease documents, subject to cure provisions in certain instances, the respective lender or lessor would have the right to declare all the related outstanding amounts of indebtedness or cash lease obligations immediately due and payable, to foreclose on our mortgaged communities, to terminate our leasehold interests, to foreclose on other collateral securing the indebtedness and leases, to discontinue our operation of leased communities, and/or to pursue other remedies available to such lender or lessor. Further, an event of default could trigger cross-default provisions in our other debt and lease documents (including documents with other lenders or lessors). We cannot provide assurance that we would be able to pay the debt or lease obligations if they became due upon acceleration following an event of default.

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

Our leases generally provide for renewal or extension options and, in certain cases, purchase options. We expect to renew, extend, or restructure leases or exercise purchase options with respect to certain leases where economically advantageous; however, there can be no assurance that any renewal, extension, or purchase rights will be exercised in the future, that we will be able to satisfy the conditions precedent to exercising any such renewal, extension, or purchase rights, or that we will be able to successfully negotiate and complete any lease restructuring transactions. The terms of any such purchase options that are based on fair market value are inherently uncertain and could be unacceptable or unfavorable to us depending on the circumstances at the time of exercise. If we are not able to renew, extend, or restructure our existing leases, or purchase the communities subject to such leases, at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, results of operations, and cash flow could be adversely affected.

Increases in market interest rates could significantly increase the costs of our debt obligations, which could adversely affect our results of operations and cash flow.

Our variable-rate debt obligations expose us to interest rate risk. In the normal course of business, we enter into interest rate agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. These agreements only limit our exposure to increases in interest rates above certain levels and generally must be renewed every one to three years. Increases in prevailing interest rates will increase our payment obligations on our existing variable-rate obligations to the extent they are unhedged and may increase our future borrowing and hedging costs, which would negatively impact our results of operations and cash flow.

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

Our success depends on our ability to attract and retain qualified management and other associates who are responsible for the day-to-day operations of each of our communities. We compete with various healthcare service providers, other senior living providers, and hospitality and food services companies in attracting and retaining qualified associates. If we fail to attract and retain qualified associates, our ability to conduct our business operations effectively, our overall operating results, and cash flow could be harmed. In recent years, we experienced pressures associated with the intensely competitive labor environment, including increased associate turnover and difficulty in filling open positions timely. Continued increased competition for, or a shortage of, nurses or other associates, general labor market conditions, low levels of unemployment, or general inflationary pressures, have required and may require that we enhance our pay and benefits package to compete effectively for such associates. In addition, we have experienced and may continue to experience wage pressures due to minimum wage and minimum salary threshold increases mandated by state and local laws. Third-party staffing agencies from which we source contract labor have increased the rates they charge which has resulted in, and may further result in, increases in the cost of contract labor. If we are unable to fill open positions timely, our reliance on premium labor may continue or increase. Increases in wages and any further increased use of premium labor would result in higher operating costs, and we may not be able to offset the added costs by increasing the rates we charge to our residents or our service charges, which would negatively impact our results of operations and cash flow.

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

The senior living industry entails an inherent risk of liability, particularly given the demographics of our residents and the services we provide. In recent years, we, as well as other participants in our industry, have been subject to an increasing number of claims and lawsuits alleging that our services have resulted in resident injury or other adverse effects. Many of these lawsuits involve large damage claims and significant legal costs. The frequency and magnitude of such alleged claims and legal costs may increase due to the COVID-19 pandemic or our response efforts and increased turnover and a higher use of contract labor. Many states continue to consider tort reform and how it will apply to the senior living industry. We may continue to be faced with the threat of large jury verdicts in jurisdictions that do not find favor with large senior living providers. There can be no guarantee that we will not have any claims that exceed our policy limits in the future, which could subject us to substantial uninsured liabilities.

If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected. In some states, state law may prohibit or limit insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Also, our insurance policies' deductibles, or self-insured retention, are accrued based on an actuarial projection of future liabilities. If these projections are inaccurate and if there is an unexpectedly large number of successful claims that result in liabilities in excess of our accrued reserves, our operating results could be negatively affected. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our reputation and ability to attract residents or expand our business and could require our management to devote time to matters unrelated to the day-to-day operation of our business. Negative publicity with respect to any lawsuits, claims, or other legal or regulatory proceedings may also negatively impact our reputation. We also have to renew our policies every year and negotiate terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases and changes in coverage and other terms. There can be no assurance that we will be able to obtain liability insurance in the future or, if available, that such coverage will be available on acceptable terms.

We face periodic and routine inquiries, reviews, audits, and investigations by government agencies, and any adverse findings could negatively impact our business, financial condition, results of operations, and cash flow.

The senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in inquiries, reviews, audits, investigations, enforcement actions, or litigation related to regulatory compliance matters. In addition, we are subject to various government reviews, audits, and investigations to verify our compliance with Medicare and Medicaid programs and other applicable laws and regulations. CMS has engaged third-party firms to review claims data to evaluate appropriateness of billings. In addition to identifying overpayments, audit contractors can refer suspected violations to government authorities. In addition, states' Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. An adverse outcome of government scrutiny may result in citations, sanctions, other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, termination of participation in Medicare and Medicaid programs, and damage to our business reputation. Our costs to respond to and defend any such audits, reviews, and investigations may be significant, and any resulting sanctions or criminal, civil, or regulatory penalties could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

In addition, new disclosure standards and rules related to environmental matters have been adopted and may continue to be introduced in various states and other jurisdictions. In October 2023, California adopted new carbon and climate-related reporting requirements for large public and private companies doing business in the state. Further, the SEC is expected to finalize a climate change disclosure proposal in 2024. As the nature, scope and complexity of environmental and climate change reporting, diligence and disclosure requirements expand, significant effort and expenses could be required to comply with the evolving requirements. As our disclosure obligations increase, third parties may make claims or bring litigation relating to those disclosures which may be costly.

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

General economic conditions, such as inflation, the consumer price index, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits and insurance, interest rates, and tax rates, affect our facility operating, facility lease, general and administrative and other expenses, and we have no control or limited ability to control such factors. Current global economic conditions and uncertainties, including geopolitical tensions, conflicts, potential recessions or economic downturns, uncertainty surrounding federal elections, the potential for failures or realignments of financial institutions, and the related impact on available credit may affect us and our business partners, landlords, counterparties, and residents or prospective residents in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing costs and expenses to us, increasing the risk that certain of our business partners, landlords, or counterparties would be unable to fulfill their obligations to us, and other impacts which we are unable to fully anticipate. In addition to the impact of the COVID-19 pandemic on our occupancy, seasonal contagious illnesses such as cold and flu, which typically more severely impact seniors than the general population may negatively affect our occupancy. Severe cold and flu season, or an outbreak of COVID-19 or other contagious disease in the markets in which we operate could result in a regulatory ban on admissions, decreased occupancy, and otherwise adversely affect our business.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

The business of the Company is managed with the oversight of the Board of Directors. The Board of Directors has delegated to the Audit Committee the responsibility to discuss guidelines and policies governing the process by which our senior management and the relevant departments and functions of the Company assess and manage our exposure to risk. As part of that responsibility, the Audit Committee regularly reviews our exposure to cybersecurity risk, the effectiveness of our cybersecurity, and the knowledge, experience and capabilities of the Audit Committee and management with respect to cybersecurity and cybersecurity risk. The Company's Chief Information Officer ("CIO") and Chief Information Security Officer ("CISO") provide regular briefings to the Audit Committee, including on current and emerging cybersecurity threats, ongoing priorities and strategies to mitigate cybersecurity risk, and compliance with various regulations. In addition, our CIO and CISO periodically update the Board of Directors regarding the Company's cybersecurity efforts.

The CISO who reports to the CIO has primary responsibility for assessing, monitoring, and managing our cybersecurity risks. The CIO, in turn, reports directly to our President and Chief Executive Officer. Our CISO oversees our cybersecurity governance programs, tests our compliance with standards, takes action to mitigate known risks, and leads our cybersecurity associate training program. Our CISO has over 10 years’ experience leading large complex healthcare cybersecurity programs and holds Certified Information Systems Security Professional ("CISSP") and Certified Information Systems Auditor ("CISA") certifications in good standing. Our CIO is a member of our executive leadership team, having overall responsibility for all aspects of our information systems, including technology, data, and security. The focus of the CIO includes strategic use of technology to support execution on our strategic priorities and our longer-term growth plans, while also balancing risk. Our CIO has over 25 years' experience leading large complex healthcare organizations through successful transformation while developing and strengthening an effective cybersecurity program.
The CISO is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques, including through attending educational programs and monitoring alerts from third-party vendors and government agencies. The CISO implements and oversees processes for the regular monitoring of our information systems. In the event of a cybersecurity incident, the CISO is equipped with a written incident response plan.

Failure to maintain the security and functionality of our information systems and data, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA, could adversely affect our business, reputation, and relationships with our residents, associates, and referral sources and subject us to remediation costs, government inquiries, and liabilities, any of which could materially and adversely impact our revenues, results of operations, and cash flow. Further information is discussed in "Item 1A. Risk Factors." To date, the aforementioned cybersecurity risks and any incidents that we, or our third-party vendors, have experienced have not materially affected us, including our business, strategy, results of operations, or financial condition.

Recognizing the complexity and evolving nature of cybersecurity threats, we have engaged external experts and rely on software support from third-party vendors to assist with evaluating, monitoring, and testing our information technology systems. These relationships enable us to leverage specialized knowledge and insights, to help ensure our cybersecurity strategies and processes remain effective. Our collaboration with these third parties includes regular audits, routine system monitoring, threat assessments, and consultation on potential security enhancements. We require third-party service providers with access to personal, confidential, or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.

Item 2.    Properties

Communities

As of December 31, 2023, we operated and managed 652 communities across 41 states, with the capacity to serve approximately 59,000 residents. As of December 31, 2023, we owned 345 communities, leased 277 communities, and managed 30 communities on behalf of others. As of December 31, 2023, 86% of our owned communities are subject to mortgages. The following table sets forth certain information regarding our owned, leased, and managed communities as of December 31, 2023, or, for occupancy, represents the weighted average occupancy for the month of December 2023.

		Number of Communities
State	Units	Owned	Leased	Managed	Total
Texas	7,834	55	19	11	85
Florida	5,907	43	25	—	68
California	5,021	27	15	—	42
Colorado	3,368	13	11	5	29
North Carolina	3,192	7	45	—	52
Ohio	2,887	15	14	6	35
Illinois	2,818	3	9	1	13
Washington	2,705	13	18	—	31
Arizona	2,054	17	9	—	26
Michigan	1,678	9	22	—	31
New York	1,658	11	9	2	22
Tennessee	1,519	16	6	1	23
Oregon	1,499	11	11	—	22
Kansas	1,119	8	10	—	18
New Jersey	1,024	7	5	—	12
Virginia	964	7	3	—	10
Massachusetts	900	3	3	—	6
Pennsylvania	766	7	3	—	10
Alabama	760	4	—	—	4
Georgia	656	8	—	—	8
Louisiana	606	6	—	1	7
Connecticut	590	2	3	—	5
Idaho	548	6	1	—	7
Minnesota	538	—	12	—	12
Wisconsin	485	5	7	—	12
Missouri	479	2	—	1	3
Oklahoma	469	3	9	—	12
South Carolina	439	4	3	1	8
New Mexico	414	2	1	—	3
Rhode Island	396	3	—	—	3
Mississippi	386	5	—	—	5
Indiana	373	4	4	—	8
Maryland	359	3	—	1	4
Arkansas	332	4	—	—	4
Nevada	257	4	—	—	4
Kentucky	163	2	—	—	2
Delaware	105	2	—	—	2
Vermont	101	1	—	—	1
West Virginia	93	1	—	—	1
New Hampshire	90	1	—	—	1
Montana	76	1	—	—	1
Total	55,628	345	277	30	652

December 2023 occupancy rate (weighted average)		77.5%	79.6%	76.2%	78.1%

Community Support Centers

Our main community support centers are leased, including our 98,656 square foot support center in Brentwood, Tennessee and our 156,016 square foot support center in Milwaukee, Wisconsin. Our lease in Milwaukee, Wisconsin expires in 2024, and we have entered into a new lease for a 5,391 square foot support center in Milwaukee, Wisconsin.

Item 3.    Legal Proceedings

The information contained in Note 11 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "BKD." As of February 19, 2024, there were approximately 357 holders of record of our common stock.

On November 25, 2022, our 7.00% tangible equity units began trading on the New York Stock Exchange under the symbol "BKDT."

Dividend Policy

On December 30, 2008, our Board of Directors voted to suspend our quarterly cash dividend indefinitely. We may determine to pay a regular quarterly dividend to the holders of our common stock in the future, but in the near term, we anticipate deploying capital to, among other uses, fund planned capital expenditures or investments to support our strategy.

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

The graph assumes that a person invested $100 in Brookdale stock and each of the indices on December 31, 2018 and that dividends are reinvested. The comparisons in this graph are not intended to forecast or be indicative of possible future performance of Brookdale shares or such indices.

	12/18	12/19	12/20	12/21	12/22	12/23
Brookdale Senior Living Inc.	$100.00	$108.51	$66.12	$77.01	$40.75	$86.87
Russell 3000	100.00	131.02	158.39	199.03	160.80	202.54
S&P Health Care	100.00	120.82	137.07	172.89	169.51	172.99

The performance graph and related information shall not be deemed to be filed as part of this Annual Report on Form 10-K and do not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate them by reference into such filing.

Recent Sales of Unregistered Securities

None during the quarter ended December 31, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our common stock made during the three months ended December 31, 2023 by or on behalf of us or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
10/1/2023 - 10/31/2023	—	$—	—	$44,026
11/1/2023 - 11/30/2023	3,039	$5.25	—	$44,026
12/1/2023 - 12/31/2023	3,213	$5.82	—	$44,026
Total	6,252	$5.54	—

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
(2)In 2016, our Board of Directors approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope, and timing of any purchases will be based on business, market, and other conditions and factors, including price, regulatory, and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified, or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of December 31, 2023, $44.0 million remained available under the repurchase program.

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

Executive Overview and Recent Developments

For information regarding our business, including our strategy and recent developments regarding macroeconomic conditions and resident fee increases, refer to "Item 1. Business."

Liquidity

In December 2023, we completed two financing transactions, which refinanced all of our remaining 2024 debt maturities. After giving effect to these transactions, our next debt maturity without extension options is September 2025. In the first transaction, we obtained $179.5 million of debt secured by non-recourse first mortgages on 47 communities, which also continue to secure $580.4 million of additional outstanding mortgages with a later maturity. The facility includes certain "borrow-up" provisions, which we expect will enable us to obtain additional funding in 2024 under the loan based on the performance of the underlying communities. At the closing, we repaid $260.1 million of debt under the facility, which was scheduled to mature in 2024, using proceeds from the $179.5 million loan and cash on hand. In the second transaction, we amended our revolving credit agreement to provide an expanded commitment of up to $100.0 million which can be drawn in cash or as letters of credit and represents a $20.0 million increase from the previously existing commitment. Additionally, in December 2023, we sold our remaining 20% equity interest in our Health Care Services unconsolidated venture and received proceeds of $27.4 million. We recognized a non-cash impairment charge of $26.0 million as a result of our decision to sell the equity interest prior to the recovery of its market value. Refer to Notes 3 and 7 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for additional information on the sale and financing transactions, respectively.

As of December 31, 2023, our total liquidity was $340.7 million, consisting of $278.0 million of unrestricted cash and cash equivalents, $29.8 million of marketable securities, and $32.9 million of availability on our secured credit facility. We continue to seek opportunities to preserve and enhance our liquidity, including through increasing our RevPAR, maintaining appropriate expense discipline, continuing to refinance maturing debt, continuing to evaluate our capital structure and the state of debt and equity markets, and monetizing non-strategic or underperforming owned assets. There is no assurance that financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in monetizing certain assets.

On February 9, 2024, we obtained $50.0 million of debt secured by first priority mortgages on 11 communities. The loan bears interest at a variable rate equal to SOFR plus a margin of 350 basis points. The debt matures in February 2027 with two one-year renewal options, exercisable subject to certain performance criteria.

COVID-19 Pandemic Update

The COVID-19 pandemic has adversely impacted our occupancy and resident fee revenue beginning in March 2020. From March 2020 through February 2021, we lost 1,330 basis points of weighted average consolidated senior housing occupancy due to the pandemic, resulting in our lowest weighted average occupancy of 69.4% during February 2021. We continued to execute on key initiatives to rebuild our occupancy in recent years. As of December 2023, we recovered 890 basis points of weighted average consolidated senior housing occupancy, and December 2023 weighted average occupancy was 78.3%. While the Federal COVID-19 Public Health Emergency Declaration expired on May 11, 2023, we cannot predict with reasonable certainty the impacts that the COVID-19 pandemic and the continued recovery ultimately will have on our business, results of operations, cash flow, and liquidity. The table below sets forth our recent consolidated occupancy trend.

	Years Ended December 31,
	2019	2020	2021	2022	2023
Weighted average occupancy	83.9%	77.5%	71.5%	75.4%	77.2%

Transaction Activity

Community Transactions

During 2023, we completed the sale of two owned communities for cash proceeds of $25.6 million, net of $29.6 million in mortgage debt repaid and transaction costs, and recognized a net gain on sale of communities of $36.3 million. During 2023, we elected not to exercise our lease renewal option under the current terms for a master lease and completed the termination of our triple-net lease obligations on the 18 communities for which the master lease was scheduled to expire on December 31, 2023. Additionally, we acquired the remaining 50% equity interest in one community during 2023 for $0.6 million. During 2022, we completed the sale of two owned communities for cash proceeds of $4.4 million, net of transaction costs, and the termination of triple-net lease obligations on four communities (including through the acquisition of one formerly leased community).

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

The amended leases for 35 of such communities were prospectively classified as operating leases subsequent to the amendment. For 2023, the classification of such lease costs as operating lease expense resulted in a $19.3 million increase in cash lease payments for operating leases and an offsetting decrease in cash lease payments for financing leases.

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

Resident Fee Revenue and Facility Operating Expense Impacts of Transaction Activity

The table below sets forth our resident fee revenue and facility operating expense attributable to our former Health Care Services segment and communities disposed since January 1, 2021. Refer to Note 3 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about our former Health Care Services segment.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Resident fee revenue attributable to Health Care Services and disposed communities	$49,611	$67,667	$259,151
Facility operating expense attributable to Health Care Services and disposed communities	41,303	59,867	248,869

Results of Operations

As of December 31, 2023, our total operations included 652 communities with a capacity to serve approximately 59,000 residents. As of that date, we owned 345 communities (31,205 units), leased 277 communities (19,844 units), and managed 30 communities (4,579 units). The following discussion should be read in conjunction with our consolidated financial statements and the related notes, which are included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The results of operations for any particular period are not necessarily indicative of results for any future period. Transactions completed during the period of January 1, 2022 to December 31, 2023 affect the comparability of our results of operations, and summaries of such transactions and their impact on our results of operations are discussed above in "Transaction Activity."

We use the operating measures described below in connection with operating and managing our business and reporting our results of operations.

•Senior housing operating results and data presented on a same community basis reflect results and data of a consistent population of communities by excluding the impact of changes in the composition of our portfolio of communities. The operating results exclude natural disaster expense and related insurance recoveries. We define our same community portfolio as communities consolidated and operational for the full period in both comparison years. Consolidated communities excluded from the same community portfolio include communities acquired or disposed of since the beginning of the prior year, communities classified as assets held for sale, certain communities planned for disposition, certain communities that have undergone or are undergoing expansion, redevelopment, and repositioning projects, and certain communities that have experienced a casualty event that significantly impacts their operations. Our management uses same community operating results and data for decision making and components of executive compensation, and we believe such results and data provide useful information to investors, because it enables comparisons of revenue, expense, and other operating measures for a consistent portfolio over time without giving effect to the impacts of communities that were not consolidated and operational for the comparison periods, communities acquired or disposed during the comparison periods (or planned for disposition), and communities with results that are or likely will be impacted by completed or in-process development-related capital expenditure projects.

•RevPAR, or average monthly senior housing resident fee revenue per available unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding revenue from our former Health Care Services segment, revenue for private duty services provided to seniors living outside of our communities, and entrance fee amortization), divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period. We measure RevPAR at the consolidated level, as well as at the segment level with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments. Our management uses RevPAR for decision making and components of executive compensation, and we believe the measure provides useful information to investors, because the measure is an indicator of senior housing resident fee revenue performance that reflects the impact of both senior housing occupancy and rate.

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

As of December 31, 2023, we had three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy, and allocating capital resources.

Discussion of our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below. Discussion of our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023.

Comparison of Years Ended December 31, 2023 and 2022

Summary Operating Results

The following table summarizes our overall operating results for the years ended December 31, 2023 and 2022.

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Total resident fees and management fees revenue	$2,867,431	$2,597,549	$269,882	10.4%
Other operating income	9,073	80,469	(71,396)	(88.7)%
Facility operating expense	2,129,800	2,083,605	46,195	2.2%
Net income (loss)	(189,070)	(238,340)	(49,270)	(20.7)%
Adjusted EBITDA	335,538	241,305	94,233	39.1%

The increase in total resident fees and management fees revenue was primarily attributable to an 11.4% increase in same community RevPAR, comprised of an 8.6% increase in same community RevPOR and a 190 basis point increase in same community weighted average occupancy. The increase was partially offset by the disposition of 25 communities since the beginning of the prior year.

During the years ended December 31, 2023 and 2022, we recognized $9.1 million and $80.5 million, respectively, of government grants and employee retention credits as other operating income based on our estimates of our satisfaction of the conditions of the grants and credits during the year, including for the year ended December 31, 2022, $61.1 million of grants from the Phase 4 general distribution from the Public Health and Social Services Emergency Fund ("Provider Relief Fund").

The increase in facility operating expense was primarily attributable to a 3.3% increase in same community facility operating expense, primarily resulting from broad inflationary pressure and increased costs with higher occupancy, partially offset by a decrease in the use of premium labor, primarily contract labor. The increase was partially offset by the disposition of 25 communities since the beginning of the prior year.

The decrease in net loss was primarily attributable to the increase in resident fee revenue. These changes were partially offset by a decrease in other operating income recognized, an increase in debt interest expense, an increase in facility operating expense, and a $37.6 million decrease in gain on sale of communities, net recognized compared to the prior year.

The increase in Adjusted EBITDA was primarily attributable to an increase in resident fee revenue, partially offset by the decrease in other operating income, the increase in facility operating expense, and the change in classification of $41.6 million of lease payments for 51 communities as cash facility operating lease payments as a result of lease amendments subsequent to the beginning of the prior year.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the years ended December 31, 2023 and 2022 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2023	2022	Amount		Percent
Resident fees	$2,857,270	$2,585,529	$271,741		10.5%
Other operating income	$9,073	$80,469	$(71,396)		(88.7)%
Facility operating expense	$2,129,800	$2,083,605	$46,195		2.2%

Number of communities (period end)	622	641	(19)		(3.0)%
Total average units	51,960	52,320	(360)		(0.7)%
RevPAR	$4,577	$4,113	$464		11.3%
Occupancy rate (weighted average)	77.2%	75.4%	180	bps	n/a
RevPOR	$5,927	$5,457	$470		8.6%

Same Community Operating Results and Data
Resident fees	$2,758,618	$2,476,619	$281,999		11.4%
Other operating income	$8,729	$76,330	$(67,601)		(88.6)%
Facility operating expense	$2,043,956	$1,978,262	$65,694		3.3%

Number of communities	612	612	—		—%
Total average units	50,209	50,215	(6)		—%
RevPAR	$4,579	$4,110	$469		11.4%
Occupancy rate (weighted average)	77.4%	75.5%	190	bps	n/a
RevPOR	$5,912	$5,443	$469		8.6%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the years ended December 31, 2023 and 2022, including operating results and data on a same community basis. All 68 of the communities in our Independent Living segment are included within our same community portfolio.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2023	2022	Amount		Percent
Resident fees	$564,012	$507,793	$56,219		11.1%
Other operating income	$487	$10,906	$(10,419)		(95.5)%
Facility operating expense	$379,854	$359,749	$20,105		5.6%

Number of communities (period end)	68	68	—		—%
Total average units	12,569	12,569	—		—%
RevPAR	$3,739	$3,367	$372		11.0%
Occupancy rate (weighted average)	79.4%	77.0%	240	bps	n/a
RevPOR	$4,711	$4,371	$340		7.8%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's RevPAR, comprised of a 7.8% increase in RevPOR and a 240 basis point increase in weighted average occupancy. The increase in the segment's RevPOR was primarily the result of the current year rate increase. The increase in the segment's weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic.

The increase in the segment's facility operating expense was primarily attributable to broad inflationary pressure and the costs of increased wireless internet access provided for residents, partially offset by a decrease in the use of premium labor, primarily contract labor. The labor component of the segment's facility operating expense increased 3.3% compared to the prior year.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the years ended December 31, 2023 and 2022, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2023	2022	Amount		Percent
Resident fees	$1,960,432	$1,755,092	$205,340		11.7%
Other operating income	$8,008	$60,630	$(52,622)		(86.8)%
Facility operating expense	$1,466,123	$1,435,764	$30,359		2.1%

Number of communities (period end)	537	554	(17)		(3.1)%
Total average units	34,414	34,555	(141)		(0.4)%
RevPAR	$4,741	$4,230	$511		12.1%
Occupancy rate (weighted average)	77.0%	75.1%	190	bps	n/a
RevPOR	$6,158	$5,636	$522		9.3%

Same Community Operating Results and Data
Resident fees	$1,898,771	$1,695,838	$202,933		12.0%
Other operating income	$7,862	$57,988	$(50,126)		(86.4)%
Facility operating expense	$1,415,671	$1,377,991	$37,680		2.7%

Number of communities	528	528	—		—%
Total average units	33,326	33,327	(1)		—%
RevPAR	$4,748	$4,240	$508		12.0%
Occupancy rate (weighted average)	77.1%	75.1%	200	bps	n/a
RevPOR	$6,162	$5,646	$516		9.1%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 9.1% increase in same community RevPOR and a 200 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year rate increase. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's resident fees was partially offset by the disposition of 23 communities since the beginning of the prior year, which resulted in $5.3 million less in resident fees during the year ended December 31, 2023 compared to the prior year.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily resulting from broad inflationary pressure and increased costs with higher occupancy, partially offset by a decrease in the use of premium labor, primarily contract labor. The labor component of the segment's same community facility operating expense increased 0.4% compared to the prior year. The increase in the segment's facility operating expense was partially offset by the disposition of 23 communities since the beginning of the prior year, which resulted in $7.9 million less in facility operating expense during the year ended December 31, 2023 compared to the prior year. The segment's same community facility operating expense for the years ended December 31, 2023 and 2022 excludes $0.1 million and $5.9 million, respectively, of natural disaster expense, consisting primarily of remediation of storm damage as a result of Hurricane Ian and Winter Storm Elliott in 2022.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the years ended December 31, 2023 and 2022, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2023	2022	Amount		Percent
Resident fees	$332,826	$322,644	$10,182		3.2%
Other operating income	$578	$8,933	$(8,355)		(93.5)%
Facility operating expense	$283,823	$288,092	$(4,269)		(1.5)%

Number of communities (period end)	17	19	(2)		(10.5)%
Total average units	4,977	5,196	(219)		(4.2)%
RevPAR	$5,560	$5,138	$422		8.2%
Occupancy rate (weighted average)	73.4%	73.4%	0	bps	n/a
RevPOR	$7,576	$6,997	$579		8.3%

Same Community Operating Results and Data
Resident fees	$295,835	$272,988	$22,847		8.4%
Other operating income	$380	$7,436	$(7,056)		(94.9)%
Facility operating expense	$248,274	$242,196	$6,078		2.5%

Number of communities	16	16	—		—%
Total average units	4,314	4,319	(5)		(0.1)%
RevPAR	$5,714	$5,267	$447		8.5%
Occupancy rate (weighted average)	74.8%	74.2%	60	bps	n/a
RevPOR	$7,639	$7,100	$539		7.6%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 7.6% increase in same community RevPOR and a 60 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year rate increase. The increase in the segment's resident fees was partially offset by the disposition of two communities since the beginning of the prior year, which resulted in $12.8 million less in resident fees during the year ended December 31, 2023 compared to the prior year.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of two communities since the beginning of the prior year, which resulted in $10.6 million less in facility operating expenses expense during the year ended December 31, 2023 compared to the prior year. The decrease in the segment's facility operating expense was partially offset by an increase in the segment's same community facility operating expense primarily resulting from broad inflationary pressure. The labor component of the segment's same community facility operating expense increased 2.4% compared to the prior year.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the years ended December 31, 2023 and 2022.

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Management fees	$10,161	$12,020	$(1,859)	(15.5)%
Reimbursed costs incurred on behalf of managed communities	139,325	147,361	(8,036)	(5.5)%
Costs incurred on behalf of managed communities	139,325	147,361	(8,036)	(5.5)%
General and administrative expense	178,894	168,594	10,300	6.1%
Facility operating lease expense	202,410	165,294	37,116	22.5%
Depreciation and amortization	342,712	347,444	(4,732)	(1.4)%
Asset impairment	40,572	29,618	10,954	37.0%
Loss (gain) on sale of communities, net	(36,296)	(73,850)	(37,554)	(50.9)%
Interest income	23,146	6,935	16,211	NM
Interest expense	238,274	204,717	33,557	16.4%
Gain (loss) on debt modification and extinguishment, net	(2,702)	(1,357)	1,345	99.1%
Equity in earnings (loss) of unconsolidated ventures	(3,996)	(10,782)	(6,786)	(62.9)%
Non-operating gain (loss) on sale of assets, net	1,441	595	846	142.2%
Other non-operating income (loss)	21,687	12,114	9,573	79.0%
Benefit (provision) for income taxes	(8,784)	1,559	(10,343)	NM

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year, partially offset by an increase in community costs incurred as a result of broad inflationary pressure for communities managed in both years.

General and Administrative Expense. The increase in general and administrative expense was primarily attributable to an increase in estimated incentive compensation costs and an increase in organizational restructuring costs compared to the prior year, primarily for severance costs for our senior leadership changes. General and administrative expense includes transaction and organizational restructuring costs of $3.9 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The increase in facility operating lease expense was primarily due to the change in classification of lease costs from financing leases to operating leases as a result of lease amendments subsequent to the beginning of the prior year.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to the change in classification of lease costs from financing leases to operating leases as a result of lease amendments subsequent to the beginning of the prior year, partially offset by the completion of community renovations, apartment upgrades, and other major building infrastructure projects for leased communities since the beginning of the prior year.

Asset Impairment. During the current year, we recorded $40.6 million of non-cash impairment charges, primarily due to a non-cash impairment charge of $26.0 million on our investment in the Health Care Services venture (the "HCS Venture") as a result of our decision to sell our equity interest prior to the recovery of its market value. The impairment charges also include amounts for certain leased communities with lower than expected occupancy and decreased future cash flow estimates. During the prior year, we recorded $29.6 million of non-cash impairment charges, primarily for certain leased communities with decreased occupancy and future cash flow estimates as a result of the continued impacts of the COVID-19 pandemic and for natural disaster related property damage sustained at certain communities during the year, including property damage sustained from Hurricane Ian in September 2022 and Winter Storm Elliott in December 2022.

Loss (Gain) on Sale of Communities, net. The decrease in gain on sale of communities, net was due to a $73.9 million non-cash gain on sale of communities in the prior year for the amendment of leases for 16 communities that were previously accounted for as failed sale-leaseback transactions, as the amendment resulted in the transfer of control of the assets of the communities for accounting purposes and qualification as a sale. Refer to Note 3 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about the amendment. The decrease was partially offset by the sale of our one remaining entrance fee community during the current year.

Interest Income. The increase in interest income was primarily due to higher interest rates on our cash, cash equivalents, and marketable securities.

Interest Expense. The increase in interest expense was primarily due to an increase in interest expense on long-term debt primarily as a result of increases in variable interest rates, partially offset by a decrease in interest expense on financing lease obligations primarily due to the change in classification of lease costs from financing leases to operating leases as a result of lease amendments subsequent to the beginning of the prior year.

Equity in Earnings (Loss) of Unconsolidated Ventures. The decrease in equity in loss of unconsolidated ventures was primarily due to improved operating results for the HCS Venture prior to the sale of our equity interest in December 2023.

Other Non-operating Income (Loss). The increase in other non-operating income was primarily due to increased income recognized for insurance recoveries from our property and casualty insurance policies.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the years ended December 31, 2023 and 2022 was primarily due to an increase in the tax expense resulting from the valuation allowance recorded against state income tax operating losses. We recorded an aggregate deferred federal, state, and local tax benefit of $41.5 million for the year ended December 31, 2023, which was offset by an increase in the valuation allowance of $49.1 million. We recorded an aggregate deferred federal, state, and local tax benefit of $58.4 million for the year ended December 31, 2022, which was partially offset by an increase in the valuation allowance of $57.1 million.

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

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2023	2022	Amount	Percent
Net cash provided by (used in) operating activities	$162,923	$3,281	$159,642	NM
Net cash provided by (used in) investing activities	(113,364)	(67,429)	45,935	68.1%
Net cash provided by (used in) financing activities	(174,439)	100,382	(274,821)	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	(124,880)	36,234	(161,114)	NM
Cash, cash equivalents, and restricted cash at beginning of year	474,548	438,314	36,234	8.3%
Cash, cash equivalents, and restricted cash at end of year	$349,668	$474,548	$(124,880)	(26.3)%
Adjusted Free Cash Flow	$(47,631)	$(201,385)	$153,754	76.3%
The increase in net cash provided by operating activities was primarily attributable to an increase in resident fee revenue compared to the prior year and $31.6 million paid during the prior year for previously deferred payroll taxes for 2020 pursuant to the Coronavirus Aid, Relief, and Economic Security Act of 2020, partially offset by a $41.2 million decrease in cash received associated with government grants and credits, an increase in facility operating expense, and an increase in debt interest expense compared to the prior year.

The increase in net cash used in investing activities was primarily attributable to a $201.7 million decrease in proceeds from sales and maturities of marketable securities compared to the prior year, partially offset by an $89.2 million decrease in purchases of marketable securities and a $78.9 million increase in net proceeds from the sale of assets compared to the prior year.

The change in net cash provided by (used in) financing activities was primarily attributable to $139.4 million of proceeds from the 2022 issuance of the tangible equity units, an $86.1 million increase in repayment of debt and financing lease obligations, and a $48.7 million decrease in debt proceeds compared to the prior year.

The change in Adjusted Free Cash Flow was primarily attributable to the increase in net cash provided by operating activities and an increase in property and casualty insurance proceeds compared to the prior year, partially offset by a $48.3 million increase in non-development capital expenditures, net compared to the prior year.

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

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity. In the past, we also have received pandemic-related government relief, including cash grants.

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•working capital;
•operating costs such as labor costs, severance costs, general and administrative expense, and supply costs;
•debt, interest, and lease payments;
•transaction costs and investment in our healthcare and wellness initiatives;
•capital expenditures and improvements;
•cash collateral required to be posted in connection with our financial instruments and insurance programs; and
•other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of December 31, 2023, we had $3.7 billion of debt outstanding at a weighted average interest rate of 5.58%. As of such date, 91.9%, or $3.4 billion, of our total debt obligations represented non-recourse property-level mortgage financings.

As of December 31, 2023, we had $1.0 billion of operating and financing lease obligations, and for the twelve months ending December 31, 2024, we will be required to make approximately $281.0 million of cash lease payments in connection with our existing operating and financing leases.

As of December 31, 2023, we had $63.6 million of letters of credit and no cash borrowings were outstanding under our $100.0 million secured credit facility. We also had a separate secured letter of credit facility providing for up to $15.0 million of letters of credit as of December 31, 2023, under which $14.5 million had been issued as of that date.

Total liquidity of $340.7 million as of December 31, 2023 included $278.0 million of unrestricted cash and cash equivalents (excluding restricted cash of $71.7 million), $29.8 million of marketable securities, and $32.9 million of availability on our secured credit facility. Total liquidity as of December 31, 2023 decreased $111.9 million from total liquidity of $452.6 million as of December 31, 2022. The decrease was primarily attributable to repayment of debt of $358.8 million, negative $47.6 million of Adjusted Free Cash Flow, partially offset by $205.1 million of proceeds from debt and $83.5 million of net proceeds from the sale of assets, including two CCRCs and our equity interest in the HCS Venture.

As of December 31, 2023, our current liabilities exceeded current assets by $121.7 million. Included in our current liabilities is $193.7 million of the current portion of operating and financing lease obligations, for which the associated right-of-use assets are excluded from current assets on our consolidated balance sheet. We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand, cash equivalents, and marketable securities, and proceeds from financings and refinancings of various assets will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to seek opportunities to preserve and enhance our liquidity, including through increasing our RevPAR, maintaining appropriate expense discipline, continuing to refinance maturing debt, continuing to evaluate our capital structure and the state of debt and equity markets, and monetizing non-strategic or underperforming owned assets. There is no assurance that financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in monetizing certain assets.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors." Since the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance, decreases in their appraised values, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities’ maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. Due to lower operating performance of our communities, generally, resulting from the COVID-19 pandemic, during 2021 and 2022 we sought and obtained non-agency mortgage financings to partially refinance maturing Freddie Mac and Fannie Mae indebtedness. In December 2023, we obtained a $179.5 million loan pursuant to Fannie Mae's DUS program to partially refinance maturing indebtedness. At the closing, we repaid $260.1 million of debt scheduled to mature in 2024, using proceeds from the $179.5 million loan and cash on hand. As of December 31, 2023, 14% of our owned communities were unencumbered by mortgage debt.

We have completed the refinancing of all of our debt maturities due in 2024. Our inability to obtain refinancing proceeds sufficient to cover 2025 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

Funding our planned capital expenditures or investments to support our strategy may require additional capital. We expect to continue to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities. Any such sale of additional equity securities will dilute the percentage ownership of our existing stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. Any newly issued equity securities may have rights, preferences, or privileges senior to those of our common stock. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon our plans.

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

The following table summarizes our capital expenditures for the year ended December 31, 2023 for our consolidated business.

(in thousands)
Community-level capital expenditures, net (1)	$161,683
Corporate capital expenditures, net (2)	54,828
Non-development capital expenditures, net (3)	216,511
Development capital expenditures, net	1,762
Total capital expenditures, net	$218,273

(1)Reflects the amount invested, net of lessor reimbursements of $10.3 million.

(2)Includes $28.8 million of remediation costs at our communities resulting from natural disasters. A portion of such costs are reimbursable under our property and casualty insurance policies.

(3)Amount is included in Adjusted Free Cash Flow.

In the aggregate, we expect our full-year 2024 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $180.0 million. We anticipate that our 2024 capital expenditures will be funded from cash on hand, cash equivalents, marketable securities, cash flows from operations, and reimbursements from lessors. As of December 31, 2023, the average age of the buildings in our consolidated senior housing portfolio was approximately 26 years. Our community-level non-development capital expenditures, net of lessor reimbursements, were $3,112 per unit in 2023, and our 2024 plans equate to approximately $3,100 per unit. To support our strategy and to protect the value of our community portfolio and ensure that our communities are in appropriate physical condition, over the intermediate term, we expect that our community-level non-development capital expenditures, net of lessor reimbursements, will be at annual levels in a similar range of recent and 2024 projected per unit spend.

We have no planned development capital expenditures for 2024, as we plan to prioritize our capital expenditures on community-level non-development expenditures for the near-term in order to support our communities and execution on our strategy. Over the longer term, we expect that we will also continue to invest in our development capital expenditures program through which we expand, reposition, and redevelop selected existing senior living communities where economically advantageous.

Indebtedness

As of December 31, 2023, we had $3.7 billion of debt outstanding, at a weighted average interest rate of 5.58%. As of such date, 91.9%, or $3.4 billion, of our total debt obligations represented non-recourse property-level mortgage financings. As of December 31, 2023, we had $2.2 billion of long-term fixed rate debt (including our $230.0 million principal amount of 2.00% convertible senior notes due 2026 and our $18.0 million principal amount of the senior amortizing notes component of our tangible equity units), at a weighted average interest rate of 4.07%.

As of December 31, 2023, we had $1.5 billion of long-term variable rate debt, at a weighted average interest rate of 7.74%. Increases in prevailing interest rates as a result of inflation or other factors will increase our payment obligations on our variable-rate obligations to the extent they are unhedged and may increase our future borrowing and hedging costs. In the normal course of business, we enter into interest rate agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. Although we have interest rate cap or swap agreements in place for a majority of our long-term variable-rate debt, these agreements only limit our exposure to increases in interest rates above certain levels and generally must be renewed every one to three years. As of December 31, 2023, our $1.5 billion of outstanding long-term variable rate debt is indexed to SOFR plus a weighted average margin of 239 basis points. As of such date, $1.4 billion, or 93%, of our long-term variable rate debt is subject to interest rate cap or swap agreements, and $0.1 billion of our long-term variable rate debt is not subject to any interest rate cap or swap agreements. For our SOFR interest rate cap and swap agreements as of December 31, 2023, the weighted average fixed interest rate is 3.91%, and the weighted average remaining term is 0.8 years. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements.

The annual aggregate scheduled maturities (including recurring principal payments) of long-term debt outstanding as of December 31, 2023 are as follows (in thousands).

Years Ending December 31,	Long-term Debt	Weighted Rate
2024	$49,485	6.46%
2025 (1)	573,035	7.30%
2026	305,614	2.71%
2027	960,971	6.00%
2028	563,548	5.79%
Thereafter	1,273,658	5.03%
Total obligations	3,726,311	5.58%
Less amount representing deferred financing costs, net	(28,998)
Total	$3,697,313

(1)    Includes the initial maturity of $320.0 million of mortgage debt for which we have the option to extend the maturity for two additional terms of one year each subject to the satisfaction of certain conditions.

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

The Notes bear interest at 2.00% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year. The Notes will mature on October 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms. Holders of the Notes may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding July 15, 2026, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; (3) if we call any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events. On or after July 15, 2026, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock at our election.

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

The Notes and the shares of common stock issuable upon conversion of the Notes, if any, were issued to the initial purchasers in reliance upon Section 4(a)(2) of the Securities Act of 1933 (the "Securities Act"), as amended. The Notes were resold by the initial purchasers to persons whom the initial purchasers reasonably believed are "qualified institutional buyers," as defined in, and in accordance with, Rule 144A under the Securities Act.

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

Credit Facilities

In December 2023, we amended our revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The amended agreement provides an expanded commitment amount of up to $100.0 million which can be drawn in cash or as letters of credit. The credit facility matures in January 2027, and we have the option to extend the facility for two additional terms of approximately one year each subject to the satisfaction of certain conditions. Amounts drawn under the facility will bear interest at SOFR plus an applicable margin which was 3.00% as of December 31, 2023. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of December 31, 2023. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon certain calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of December 31, 2023, $63.6 million of letters of credit and no cash borrowings were outstanding under our $100.0 million secured credit facility, and the facility had $32.9 million of availability. We also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of December 31, 2023 under which $14.5 million had been issued as of that date.

Long-Term Leases

As of December 31, 2023, we operated 277 communities under long-term leases (263 operating leases and 14 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, we guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or leased property revenue. Approximately 89% of our community lease payments for the twelve months ended December 31, 2023 are subject to a weighted average maximum annual increase of 2.7% for community leases subject to fixed annual escalators or variable annual escalators based on the consumer price index subject to a cap. The remaining community lease payments are subject to variable annual escalators primarily based upon the change in the consumer price index. An additional 1% increase in the consumer price index would have resulted in additional cash lease payments of approximately $0.3 million for the twelve months ended December 31, 2023. We are responsible for all operating costs, including repairs, property taxes, and insurance. As of December 31, 2023, the weighted average remaining lease term of our operating and financing leases was 5.7 and 2.3 years, respectively. The lease terms generally provide for renewal or extension options from 5 to 20 years, and, in some instances, purchase options. The lease maturities of our senior housing community leases are as follows without giving effect to future renewals or extension options.

Years Ending December 31,	Community Count	Total Units
2024	6	857
2025	122	10,331
2026	2	153
2027	24	2,555
2028	12	1,344
Thereafter	111	4,604
Total	277	19,844

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions, and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and lease coverage ratios. We are required to spend approximately $50.0 million in aggregate for the 24-month period ending December, 31, 2025 for capital expenditures under certain of our community leases and approximately $20.0 million in aggregate thereafter under the initial lease terms of such leases. Our lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements and maintain insurance coverage. Certain leases contain cure provisions, which generally allow us to post an additional lease security deposit if the required covenant is not met.

Certain of our master leases contain radius restrictions, which limit our ability to own, develop, or acquire new communities within a specified distance from certain existing communities covered by such agreements. These radius restrictions could negatively affect our ability to expand, develop, or acquire senior housing communities and operating companies.

For the year ended December 31, 2023, our cash lease payments for our operating leases were $255.3 million and for our financing leases were $30.4 million. The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the consolidated balance sheet as of December 31, 2023 are as follows (in millions).

Years Ending December 31,	Operating Lease Payments	Financing Lease Payments	Total Minimum Lease Payments
2024	$260.7	$20.3	$281.0
2025	260.5	6.8	267.3
2026	145.8	6.9	152.7
2027	147.6	6.1	153.7
2028	84.8	5.9	90.7
Thereafter	251.6	20.6	272.2
Total minimum lease payments	$1,151.0	$66.6	$1,217.6

Debt and Lease Covenants

Certain of our long-term debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities and/or increased by accumulated depreciation and amortization, and/or further adjusted for certain other specified adjustments. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date. As of December 31, 2023, our liquidity was $340.7 million.

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

Furthermore, our mortgage debt is secured by our communities and, in certain cases, our long-term debt and leases are secured by a guaranty by us and/or one or more of our subsidiaries. Therefore, if an event of default has occurred under any of our debt or lease documents, subject to cure provisions in certain instances, the respective lender or lessor would have the right to declare all the related outstanding amounts of indebtedness or cash lease obligations immediately due and payable, to foreclose on our mortgaged communities, to terminate our leasehold interests, to foreclose on other collateral securing the indebtedness and leases, to discontinue our operation of leased communities, and/or to pursue other remedies available to such lender or lessor. Further, an event of default could trigger cross-default provisions in our other debt and lease documents (including documents with other lenders or lessors). We cannot provide assurance that we would be able to pay the debt or lease obligations if they became due upon acceleration following an event of default.

As of December 31, 2023, we are in compliance with the financial covenants of our debt agreements and long-term leases.

Summary of Contractual Obligations

The following table presents a summary of our material indebtedness and lease obligations, as of December 31, 2023.

	Payments Due during the Years Ending December 31,
(in millions)	2024	2025(1)	2026	2027	2028	Thereafter	Total
Principal on long-term debt(2)	$49.5	$573.0	$305.6	$961.0	$563.5	$1,273.7	$3,726.3
Interest on long-term debt(3)	208.6	192.4	162.6	134.0	89.8	184.8	972.2
Long-term debt obligations	258.1	765.4	468.2	1,095.0	653.3	1,458.5	4,698.5
Lease obligations(4)	281.0	267.3	152.7	153.7	90.7	272.2	1,217.6
Total long-term debt and lease obligations	$539.1	$1,032.7	$620.9	$1,248.7	$744.0	$1,730.7	$5,916.1

(1)Principal on long-term debt includes the initial maturity of $320.0 million of mortgage debt for which we have the option to extend the maturity for two additional terms of one year each subject to the satisfaction of certain conditions.
(2)Excludes deferred financing costs of $29.0 million as of December 31, 2023.
(3)Represents contractual interest for all fixed-rate obligations and interest on variable rate instruments at the December 31, 2023 rate applicable for each instrument excluding the impact of interest rate cap and swap agreements. As of December 31, 2023, our long-term variable rate debt had a weighted average interest rate of 7.74%. We are subject to market risks from changes in interest rates and increases or decreases in prevailing interest rates would change our payment obligations on our variable-rate obligations.
(4)Reflects future minimum lease payments prior to giving effect to variable payments.

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

Long-Lived Asset Impairment

As of December 31, 2023, our long-lived assets were comprised primarily of $4.3 billion and $0.7 billion of net property, plant and equipment and leasehold intangibles and operating lease right-of-use assets, respectively.

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

Determining the future cash flows of an asset group involves the use of significant estimates and assumptions that are unpredictable and inherently uncertain. These estimates and assumptions include revenue and expense growth rates, operating margins, and asset holding periods used to calculate projected future cash flows. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments. Future events that may result in impairment charges include differences in the projected occupancy rates or monthly service fee rates, changes in the cost structure of existing communities, and our decision to dispose of assets, including through exiting non-strategic or underperforming owned assets or leases. Significant adverse changes in our future revenues and/or operating margins, significant changes in the market for senior housing, or the valuation of the real estate of senior living communities, as well as other events and circumstances, including, but not limited to, increased competition and changing economic or market conditions, could result in changes in estimated future cash flows and the determination that additional assets are impaired.

During 2023, 2022, and 2021, we evaluated long-lived depreciable assets and lease right-of-use assets and determined that the carrying amount of these assets exceeded the undiscounted cash flows for certain of our communities. Estimated fair values were determined for these certain properties, and we recorded asset impairment charges. The following is a summary of asset impairment expense for these assets.

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Operating lease right-of-use assets	$8.3	$13.7	$16.6
Property, plant and equipment and leasehold intangibles, net	6.3	15.9	6.4
Total	$14.6	$29.6	$23.0

These impairment charges are primarily due to decreased occupancy and future cash flow estimates at certain communities, including as a result of the impacts of the COVID-19 pandemic, and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

Our impairment loss assessment contains uncertainties because it requires us to apply judgment to estimate whether there have been changes in circumstances that indicate the carrying amount may not be recoverable, the recoverability of asset groups, and, if necessary, the fair value of our assets. As we periodically perform this assessment, changes in our estimates and assumptions may cause us to realize material impairment charges in the future. Although we make every reasonable effort to ensure the accuracy of our estimate of the future cash flows of assets, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. Additionally, future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.

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

As of December 31, 2023, we accrued reserves of $100.8 million for general liability, professional liability, and workers' compensation programs. During the years ended December 31, 2022 and 2021, we reduced our estimate of the amount of aggregate accrued liabilities for these programs based on recent claims experience, resulting in decreases to operating expenses of $12.0 million and $14.2 million, respectively. During the year ended December 31, 2023, there was no significant adjustment to our operating expenses for any change in our estimate of the amount of these liabilities.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP performance measure that we define as net income (loss) excluding: benefit/provision for income taxes, non-operating income/expense items, and depreciation and amortization; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, cost reduction, or organizational restructuring items that management does not consider as part of our underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include non-cash impairment charges, operating lease expense adjustment, non-cash stock-based compensation expense, gain/loss on sale of communities, and transaction and organizational restructuring costs. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Years Ended December 31,
(in thousands)	2023	2022
Net income (loss)	$(189,070)	$(238,340)
Provision (benefit) for income taxes	8,784	(1,559)
Equity in (earnings) loss of unconsolidated ventures	3,996	10,782
Loss (gain) on debt modification and extinguishment, net	2,702	1,357
Non-operating loss (gain) on sale of assets, net	(1,441)	(595)
Other non-operating (income) loss	(21,687)	(12,114)
Interest expense	238,274	204,717
Interest income	(23,146)	(6,935)
Income (loss) from operations	18,412	(42,687)
Depreciation and amortization	342,712	347,444
Asset impairment	40,572	29,618
Loss (gain) on sale of communities, net	(36,296)	(73,850)
Operating lease expense adjustment	(45,739)	(34,896)
Non-cash stock-based compensation expense	11,985	14,466
Transaction and organizational restructuring costs	3,892	1,210
Adjusted EBITDA(1)	$335,538	$241,305

(1)Adjusted EBITDA includes a $9.1 million and $80.5 million benefit for the years ended December 31, 2023 and 2022, respectively, of government grants and credits recognized in other operating income.

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Years Ended December 31,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$162,923	$3,281
Net cash provided by (used in) investing activities	(113,364)	(67,429)
Net cash provided by (used in) financing activities	(174,439)	100,382
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(124,880)	$36,234

Net cash provided by (used in) operating activities	$162,923	$3,281
Distributions from unconsolidated ventures from cumulative share of net earnings	(430)	(561)
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(9,844)	(13,718)
Non-development capital expenditures, net	(216,511)	(168,166)
Property and casualty insurance proceeds	24,704	—
Payment of financing lease obligations	(8,473)	(22,221)
Adjusted Free Cash Flow(1)	$(47,631)	$(201,385)

(1) Adjusted Free Cash Flow includes:
•$28.3 million and $69.5 million benefit for the years ended December 31, 2023 and 2022, respectively, from government grants and credits received.
•$3.1 million recoupment for the year ended December 31, 2022 of accelerated/advanced Medicare payments.
•$31.6 million paid during the year ended December 31, 2022 for deferred payroll taxes for the year ended December 31, 2020.
•$3.9 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively, for transaction and organizational restructuring costs.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of December 31, 2023, 59.0%, or $2.2 billion, of our long-term debt had a weighted average fixed interest rate of 4.07%. As of December 31, 2023, we had $1.5 billion of long-term variable rate debt, at a weighted average interest rate of 7.74%.

In the normal course of business, we enter into certain interest rate cap and swap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of December 31, 2023, our $1.5 billion of outstanding long-term variable rate debt is indexed to SOFR plus a weighted average margin of 239 basis points. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in SOFR. As of December 31, 2023, $1.4 billion, or 93%, of our long-term variable rate debt is subject to interest rate cap or swap agreements and $0.1 billion of our variable rate debt is not subject to any interest rate cap or swap agreements. For our SOFR interest rate cap and swap agreements as of December 31, 2023, the weighted average fixed interest rate is 3.91%, and the weighted average remaining term is 0.8 years. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in SOFR as of December 31, 2023.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$1.5
200	2.9
500	6.4
1,000	11.4

(1)Amounts are after consideration of interest rate cap and swap agreements in place as of December 31, 2023.

Item 8.    Financial Statements and Supplementary Data

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brookdale Senior Living Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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
As of December 31, 2023, the Company's consolidated balance sheet included property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets of $4.3 billion and $0.7 billion, respectively. As discussed in Notes 2 and 4 to the consolidated financial statements, property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets are routinely evaluated for indicators of impairment. For property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets with indicators of impairment, the Company compares the estimated undiscounted future cash flows of each long-lived asset group to its carrying amount. If the long-lived asset group's carrying amount exceeds its estimated undiscounted future cash flows, the fair value of the long-lived asset group is then estimated by management and compared to its carrying amount. An impairment charge is recognized on these long-lived assets when carrying amount exceeds fair value.

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
Chicago, Illinois
February 21, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brookdale Senior Living Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Brookdale Senior Living Inc.'s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Brookdale Senior Living Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 21, 2024

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$277,971	$398,850
Marketable securities	29,755	48,680
Restricted cash	41,341	27,735
Accounts receivable, net	48,393	55,761
Prepaid expenses and other current assets, net	80,908	106,067
Total current assets	478,368	637,093
Property, plant and equipment and leasehold intangibles, net	4,330,629	4,535,702
Operating lease right-of-use assets	670,907	597,130
Restricted cash	30,356	47,963
Investment in unconsolidated ventures	1,906	55,333
Goodwill	27,321	27,321
Deferred tax asset	—	1,604
Other assets, net	33,948	34,916
Total assets	$5,573,435	$5,937,062
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$41,463	$66,043
Current portion of financing lease obligations	1,075	24,059
Current portion of operating lease obligations	192,631	176,758
Trade accounts payable	66,526	71,000
Accrued expenses	242,668	237,148
Refundable fees and deferred revenue	55,753	66,197
Total current liabilities	600,116	641,205
Long-term debt, less current portion	3,655,850	3,784,099
Financing lease obligations, less current portion	150,774	224,801
Operating lease obligations, less current portion	683,876	616,973
Deferred tax liability	5,987	—
Other liabilities	71,679	85,831
Total liabilities	5,168,282	5,352,909
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at December 31, 2023 and 2022; 198,780,826 and 197,776,991 shares issued and 188,253,301 and 187,249,466 shares outstanding, respectively	1,988	1,978
Additional paid-in-capital	4,342,362	4,332,302
Treasury stock, at cost; 10,527,525 shares at December 31, 2023 and 2022	(102,774)	(102,774)
Accumulated deficit	(3,837,912)	(3,648,901)
Total Brookdale Senior Living Inc. stockholders' equity	403,664	582,605
Noncontrolling interest	1,489	1,548
Total equity	405,153	584,153
Total liabilities and equity	$5,573,435	$5,937,062

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Resident fees	$2,857,270	$2,585,529	$2,543,848
Management fees	10,161	12,020	20,598
Reimbursed costs incurred on behalf of managed communities	139,325	147,361	181,445
Other operating income	9,073	80,469	12,368
Total revenue and other operating income	3,015,829	2,825,379	2,758,259

Facility operating expense (excluding facility depreciation and amortization of $317,581, $324,904, and $313,830, respectively)	2,129,800	2,083,605	2,075,863
General and administrative expense (including non-cash stock-based compensation expense of $11,985, $14,466, and $16,270, respectively)	178,894	168,594	184,916
Facility operating lease expense	202,410	165,294	174,358
Depreciation and amortization	342,712	347,444	337,613
Asset impairment	40,572	29,618	23,003
Loss (gain) on sale of communities, net	(36,296)	(73,850)	—
Loss (gain) on facility operating lease termination, net	—	—	(2,003)
Costs incurred on behalf of managed communities	139,325	147,361	181,445
Income (loss) from operations	18,412	(42,687)	(216,936)

Interest income	23,146	6,935	1,349
Interest expense:
Debt	(209,772)	(157,869)	(141,409)
Financing lease obligations	(21,950)	(48,061)	(46,282)
Amortization of deferred financing costs	(7,696)	(6,446)	(7,297)
Change in fair value of derivatives	1,144	7,659	(152)
Gain (loss) on debt modification and extinguishment, net	(2,702)	(1,357)	(1,932)
Equity in earnings (loss) of unconsolidated ventures	(3,996)	(10,782)	10,394
Non-operating gain (loss) on sale of assets, net	1,441	595	288,835
Other non-operating income (loss)	21,687	12,114	5,903
Income (loss) before income taxes	(180,286)	(239,899)	(107,527)
Benefit (provision) for income taxes	(8,784)	1,559	8,163
Net income (loss)	(189,070)	(238,340)	(99,364)
Net (income) loss attributable to noncontrolling interest	59	(87)	74
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(189,011)	$(238,427)	$(99,290)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.84)	$(1.25)	$(0.54)
Weighted average shares used in computing basic and diluted net income (loss) per share	225,209	190,463	184,975

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Total equity, balance at beginning of period	$584,153	$699,623	$802,729
Common stock:
Balance at beginning of period	$1,978	$1,975	$1,983
Restricted stock and restricted stock units, net	16	9	(1)
Shares withheld for employee taxes	(6)	(6)	(7)
Balance at end of period	$1,988	$1,978	$1,975
Additional paid-in-capital:
Balance at beginning of period	$4,332,302	$4,208,675	$4,212,409
Compensation expense related to restricted stock grants	11,985	14,466	16,270
Issuance of common stock under Associate Stock Purchase Plan	—	—	699
Issuance of tangible equity units, net of issuance costs	—	113,457	—
Purchase of capped call transactions	—	—	(15,916)
Restricted stock and restricted stock units, net	(16)	(9)	1
Shares withheld for employee taxes	(1,909)	(4,287)	(4,813)
Other, net	—	—	25
Balance at end of period	$4,342,362	$4,332,302	$4,208,675
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(3,648,901)	$(3,410,474)	$(3,311,184)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(189,011)	(238,427)	(99,290)
Balance at end of period	$(3,837,912)	$(3,648,901)	$(3,410,474)
Noncontrolling interest:
Balance at beginning of period	$1,548	$2,221	$2,295
Net income (loss) attributable to noncontrolling interest	(59)	87	(74)
Noncontrolling interest distribution	—	(760)	—
Balance at end of period	$1,489	$1,548	$2,221
Total equity, balance at end of period	$405,153	$584,153	$699,623
Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	187,249	186,958	187,804
Issuance of common stock under Associate Stock Purchase Plan	—	—	124
Restricted stock and restricted stock units, net	1,580	911	(159)
Shares withheld for employee taxes	(576)	(620)	(811)
Balance at end of period	188,253	187,249	186,958

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(189,070)	$(238,340)	$(99,364)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on debt modification and extinguishment, net	2,702	1,357	1,932
Depreciation and amortization, net	350,408	353,890	344,910
Asset impairment	40,572	29,618	23,003
Equity in (earnings) loss of unconsolidated ventures	3,996	10,782	(10,394)
Distributions from unconsolidated ventures from cumulative share of net earnings	430	561	6,191
Amortization of entrance fees	(732)	(2,307)	(1,758)
Proceeds from deferred entrance fee revenue	477	4,222	3,562
Deferred income tax (benefit) provision	7,590	(1,324)	(9,837)
Operating lease expense adjustment	(45,739)	(34,896)	(23,280)
Change in fair value of derivatives	(1,144)	(7,659)	152
Loss (gain) on sale of assets, net	(37,737)	(74,445)	(288,835)
Loss (gain) on facility operating lease termination, net	—	—	(2,003)
Non-cash stock-based compensation expense	11,985	14,466	16,270
Property and casualty insurance income	(18,920)	(11,379)	(4,689)
Other non-operating (income) loss	(2,542)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	7,380	(4,624)	502
Prepaid expenses and other assets, net	21,629	(21,240)	(15,483)
Trade accounts payable and accrued expenses	2,448	(27,185)	(54,032)
Refundable fees and deferred revenue	(654)	(1,934)	(10,066)
Operating lease assets and liabilities for lessor capital expenditure reimbursements	9,844	13,718	30,965
Operating lease assets and liabilities for lease termination	—	—	(2,380)
Net cash provided by (used in) operating activities	162,923	3,281	(94,634)
Cash Flows from Investing Activities
Purchase of marketable securities	(174,476)	(263,669)	(362,257)
Sale and maturities of marketable securities	197,100	398,752	352,988
Capital expenditures, net of related payables	(233,205)	(196,924)	(176,657)
Acquisition of assets, net of cash acquired	(574)	(6,004)	—
Investment in unconsolidated ventures	(7,589)	(218)	(5,436)
Distributions received from unconsolidated ventures	—	966	37,113
Proceeds from sale of assets, net	83,526	4,653	334,006
Property and casualty insurance proceeds	24,704	—	—
Purchase of interest rate cap instruments	(12,454)	(1,632)	—
Proceeds from interest rate cap instruments	9,890	788	—
Other	(286)	(4,141)	1,700
Net cash provided by (used in) investing activities	(113,364)	(67,429)	181,457

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows from Financing Activities
Proceeds from debt	205,549	254,259	352,962
Repayment of debt and financing lease obligations	(367,242)	(281,185)	(441,571)
Proceeds from issuance of tangible equity units	—	139,438	—
Purchase of capped call transactions	—	—	(15,916)
Payment of financing costs, net of related payables	(10,831)	(7,077)	(3,904)
Payments of employee taxes for withheld shares	(1,915)	(4,293)	(4,820)
Other	—	(760)	(408)
Net cash provided by (used in) financing activities	(174,439)	100,382	(113,657)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(124,880)	36,234	(26,834)
Cash, cash equivalents, and restricted cash at beginning of period	474,548	438,314	465,148
Cash, cash equivalents, and restricted cash at end of period	$349,668	$474,548	$438,314

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 652 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care, connection, and services in an environment that feels like home. As of December 31, 2023, the Company owned 345 communities, representing a majority of the Company's community portfolio, leased 277 communities, and managed 30 communities.

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

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenue, asset impairments, self-insurance reserves, performance-based compensation, allowance for credit losses, depreciation and amortization, leasing transactions, income taxes, and other contingencies. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from the original estimates.

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

Lease Accounting

The Company, as lessee, recognizes a right-of-use asset and a lease liability on the Company's consolidated balance sheet for its long-term leases. As of the commencement date of a lease, a lease liability and corresponding right-of-use asset is established on the Company's consolidated balance sheet at the estimated present value of future minimum lease payments. The Company's community leases generally contain fixed annual rent escalators or annual rent escalators based on an index, such as the consumer price index. The future minimum lease payments recognized on the consolidated balance sheet include fixed payments (including in-substance fixed payments) and variable payments estimated utilizing the index or rate on the lease commencement date. The Company recognizes lease expense as incurred for additional variable payments. For the Company's leases for which the rate implicit in the lease is not readily determinable, the Company utilizes its estimated incremental borrowing rate to determine the present value of lease payments based on information available at commencement of the lease. The Company's estimated incremental borrowing rate reflects the fixed rate at which the Company could borrow a similar amount for the same term on a collateralized basis. For accounting purposes, renewal or extension options are included in the lease term at lease inception or modification when it is reasonably certain that the Company will exercise the option. The Company elected the short-term lease exception policy which permits leases with an initial term of 12 months or less to not be recorded on the Company's consolidated balance sheet.

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

Deferred Financing Costs

Costs and fees incurred with third parties that directly relate to obtaining new long-term debt (excluding the Company's line-of-credit) are recorded as a direct adjustment to the carrying amount of long-term debt. The Company presents deferred financing costs related to line-of-credit facilities in other assets, net on the consolidated balance sheet. The Company amortizes deferred financing costs on a straight-line basis, which approximates the effective yield method over the term of the related debt arrangements.

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

Certain of the Company's employee stock-based awards vest only upon the achievement of a market condition where the measurement period is three years and vesting of the awards is based on the Company's level of attainment of a specified total stockholder return relative to the percentage appreciation of a specified index of companies for the respective three-year measurement period. Compensation expense for awards with market conditions is recognized over the service period, which is generally four years, and the actual achievement of the market condition does not impact expense recognition. The Company uses a Monte Carlo valuation model to estimate the grant date fair value of such awards. Depending on the results achieved during the three-year measurement period, the number of shares that ultimately vest may range from 0% to 150% of the stock-based awards granted. The expected volatility of the Company's common stock at the date of grant is estimated based on a historical average volatility rate for the approximate three-year performance period and the estimated expected weighted average volatility was 83.3% and 76.0% for awards granted in 2023 and 2022, respectively. The risk-free interest rate assumption is based on observed interest rates consistent with the approximate three-year measurement period and the estimated weighted average risk free interest rate was 4.4% and 1.8% for awards granted in 2023 and 2022, respectively.

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

•Level 1 – quoted prices (unadjusted) for identical assets or liabilities in active markets;

•Level 2 – quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Asset Category	Estimated Useful Life (in years)
Buildings and improvements	40
Furniture and equipment	3 – 10
Resident in-place lease intangibles	1 – 3

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

3. Acquisitions, Dispositions, and Other Significant Leasing Transactions

Welltower Lease Amendments

During the three months ended June 30, 2023, the Company entered into amendments to its existing lease arrangements with Welltower Inc. ("Welltower") pursuant to which the Company continues to lease 74 communities. In connection with the amendments, the Company extended the maturity of one lease involving 39 communities from December 31, 2026 until June 30, 2032. As a result, the Company's amended lease arrangements provide that the current term for 69 of the communities will expire on June 30, 2032 and the current term for five of the communities will expire on December 31, 2024. The amendments did not change the amount of required lease payments over the previous term of the leases or the annual lease escalators. In addition, Welltower agreed to make available a pool in the aggregate amount of up to $17.0 million to fund costs associated with certain capital expenditure projects for 69 of the communities. Upon reimbursement of such expenditures, the annual minimum rent under the lease will prospectively increase by the amount of the reimbursement multiplied by the sum of the then current Secured Overnight Financing Rate ("SOFR") (subject to a floor of 3.0%) and a margin of 4.0%, and such amount will escalate annually consistent with the minimum rent escalation provisions of the 39 community lease.

The amended leases for 35 of such communities were prospectively classified as operating leases subsequent to the amendment. For 2023, the classification of such lease costs as operating lease expense resulted in a $19.3 million increase in cash lease payments for operating leases and an offsetting decrease in cash lease payments for financing leases. The amendment to the lease arrangements increased the right-of-use assets and lease obligations recognized on the Company's consolidated balance sheet each by $122.3 million.

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

Community Transactions

During the year ended December 31, 2023, the Company completed the sale of two owned CCRCs for cash proceeds of $25.6 million, net of $29.6 million in mortgage debt repaid and transaction costs, and recognized a net gain on sale of communities of $36.3 million. During the year ended December 31, 2022, the Company completed the sale of two owned communities for cash proceeds of $4.4 million, net of transaction costs. During the year ended December 31, 2021, the Company completed the sale of three owned communities for cash proceeds of $16.5 million, net of transaction costs.

The Company's triple-net lease obligations on 24 communities were terminated from 2021 to 2023 (2 in 2021, 4 in 2022, and 18 in 2023), including through the acquisition of one formerly leased community in 2022. Additionally, the Company acquired the remaining 50% equity interest in one community during 2023.

Sale of Health Care Services

On July 1, 2021, the Company completed the sale of 80% of its equity in its Health Care Services segment to affiliates of HCA Healthcare, Inc. ("HCA Healthcare") for a purchase price of $400.0 million in cash, subject to certain adjustments set forth in the Securities Purchase Agreement (the "Purchase Agreement") dated February 24, 2021, including a reduction for the remaining outstanding balance as of the closing of Medicare advance payments and deferred payroll tax payments related to the Health Care Services segment (the "HCS Sale"). The Company received net cash proceeds of $312.6 million, including $305.8 million at closing on July 1, 2021 and $6.8 million upon completion of the post-closing net working capital adjustment in October 2021. The Purchase Agreement also contained certain agreed upon indemnities for the benefit of the purchaser. At closing of the transaction, the Company retained a 20% equity interest in the Health Care Services venture (the "HCS Venture").

The accompanying consolidated financial statements include the results of operations and cash flows of the Health Care Services segment through June 30, 2021. The results and financial position of the Health Care Services segment were deconsolidated from its consolidated financial statements as of July 1, 2021 and its 20% equity interest in the HCS Venture was accounted for under the equity method of accounting subsequent to that date. As of July 1, 2021, the Company recognized a $100.0 million asset within investment in unconsolidated ventures on its consolidated balance sheet for the estimated fair value of its retained 20% noncontrolling interest in the HCS Venture. The Company recognized a $286.5 million gain on sale, net of transaction costs, within its consolidated statement of operations for the year ended December 31, 2021 for the HCS Sale. Refer to Note 20 for selected financial data for the Health Care Services segment through June 30, 2021.

On November 1, 2021, the HCS Venture sold certain home health, hospice, and outpatient therapy agencies in areas not served by HCA Healthcare to LHC Group Inc. Upon the completion of the sale, the Company received $35.0 million of cash distributions from the HCS Venture from the net sale proceeds, which decreased its investment in unconsolidated ventures.

During the three months ended September 30, 2023, the Company contributed $7.5 million to the HCS Venture. During the three months ended December 31, 2023, the Company recognized a non-cash impairment charge of $26.0 million on its investment in the HCS Venture as a result of the Company's decision to sell its equity interest prior to the recovery of its market value. In December 2023, the Company completed the sale of its 20% equity interest in the HCS Venture to HCA Healthcare for cash proceeds of $27.4 million.

Master Lease Amendment

In the three months ended December 31, 2022, the Company and a lessor entered into an amendment to the Company’s existing master lease pursuant to which the Company continues to lease 24 communities. The amendment removed certain asset repurchase clauses and adjusted the extension option provisions. The amendment did not change the amount of required lease payments or the initial term of the lease. The leases for 16 of these communities were previously accounted for as failed sale-leaseback transactions as the Company had not previously transferred control of the underlying assets for accounting purposes. The Company determined that the adjustment of the extension option provisions and the removal of the asset repurchase clauses in December 2022 resulted in the transfer of control of the assets of the 16 communities for accounting purposes and resulted in qualification as a sale. The Company recognized a $73.9 million non-cash gain on sale of communities for the transaction in the three months ended December 31, 2022. In addition, the amended leases for such communities are prospectively classified as operating leases as of December 31, 2022, the effective date of the amendment. For 2023, the reclassification of such lease costs as operating lease expense resulted in a $22.2 million increase in cash lease payments for operating leases and an offsetting decrease in cash lease payments for financing leases. See Note 18 for more information regarding the impact to the Company’s consolidated balance sheet as a result of this transaction.

4. Fair Value Measurements

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to their short maturity of 90 days or less.

Marketable Securities

As of December 31, 2023 and 2022, marketable securities of $29.8 million and $48.7 million, respectively, are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

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

The following table summarizes the Company's SOFR interest rate cap instruments as of December 31, 2023.

($ in thousands)
Current notional balance	$1,231,920
Weighted average fixed cap rate	4.07%
Earliest maturity date	2024
Latest maturity date	2025
Weighted average remaining term	0.8 years
Estimated asset fair value (included in other assets, net) at December 31, 2023	$13,268
Estimated asset fair value (included in other assets, net) at December 31, 2022	$10,599

The following table summarizes the Company's SOFR interest rate swap instrument as of December 31, 2023.

($ in thousands)
Current notional balance	$220,000
Fixed interest rate	3.00%
Remaining term	0.3 years
Estimated asset fair value (included in other assets, net) at December 31, 2023	$1,611
Estimated asset fair value (included in other assets, net) at December 31, 2022	$4,834

Long-Term Debt

The Company estimates the fair value of its debt primarily using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. The Company had outstanding long-term debt with a carrying amount of approximately $3.7 billion and $3.9 billion as of December 31, 2023 and 2022, respectively. Fair value of the long-term debt is approximately $3.4 billion as of both December 31, 2023 and 2022. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

Asset Impairment Expense

The following is a summary of asset impairment expense.

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Operating lease right-of-use assets	$8.3	$13.7	$16.6
Property, plant and equipment and leasehold intangibles, net	6.3	15.9	6.4
Investment in unconsolidated ventures	26.0	—	—
Asset impairment	$40.6	$29.6	$23.0

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. In estimating the recoverability of asset groups for purposes of the Company’s long-lived asset impairment testing, the Company utilizes future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at the cash flow projections, the Company considers its historic operating results, approved budgets and business plans, future demographic factors, expected revenue and expense growth rates, estimated asset holding periods, estimated capitalization rates, and other factors. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.

Operating Lease Right-of-Use Assets

During the years ended December 31, 2023, 2022, and 2021, the Company evaluated operating lease right-of-use assets for impairment and identified communities with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified communities and recorded an impairment charge for the excess of carrying amount over fair value. During the year ended December 31, 2023, the Company recognized the right-of-use assets for the operating leases for 12 communities on the consolidated balance sheet at the estimated fair value of $16.4 million. During the year ended December 31, 2022, the Company recognized the right-of-use assets for the operating leases for eight communities on the consolidated balance sheet at the estimated fair value of $30.9 million. During the year ended December 31, 2021, the Company recognized the right-of-use assets for the operating leases for 11 communities on the consolidated balance sheet at the estimated fair value of $31.0 million. In the aggregate, the Company recorded a non-cash impairment charge of $8.3 million, $13.7 million, and $16.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, to operating lease right-of-use assets. These impairment charges are primarily due to decreased occupancy and future cash flow estimates at certain leased communities, including as a result of the impacts of the COVID-19 pandemic, and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

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

Property, Plant and Equipment and Leasehold Intangibles, Net

During the years ended December 31, 2023, 2022, and 2021, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified properties and recorded an impairment charge for the excess of carrying amount over fair value.

The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $6.3 million, $15.9 million, and $6.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. These impairment charges are primarily due to property damage sustained at certain communities, decreased occupancy and future cash flow estimates at certain communities, including as a result of the impacts of the COVID-19 pandemic, and/or the completed or potential disposition of underperforming communities and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

Investment in Unconsolidated Ventures

As of July 1, 2021, the Company recognized a $100.0 million asset within investment in unconsolidated ventures on its consolidated balance sheet for the estimated fair value of its retained 20% noncontrolling interest in the HCS Venture. The initial recognized amount of the Company’s 20% equity interest in the HCS Venture was determined based upon a pro-rata share of the total enterprise value of the HCS Venture considering the $400.0 million purchase price paid by HCA Healthcare, as the Company's 20% interest shared ratably in all of the benefits and losses expected to be generated by the HCS Venture. The fair value measurement is classified within Level 2 of the valuation hierarchy.

The Company evaluates realization of its investment in unconsolidated ventures accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. During the three months ended December 31, 2023, the Company recognized a non-cash impairment charge of $26.0 million on its investment in the HCS Venture as a result of the Company's decision to sell its equity interest prior to the recovery of its market value. The Company determined the $27.4 million fair value of its investment based primarily on the sale agreements with the purchasers. The fair value measurement is classified within Level 2 of the valuation hierarchy.

5. Revenue

Resident fee revenue by payor source is as follows.

	For the Years Ended December 31,
	2023	2022	2021
Private pay	93.7%	93.5%	86.8%
Government reimbursement	4.8%	5.1%	10.3%
Other third-party payor programs	1.5%	1.4%	2.9%

The sale of 80% of the Company's equity in its Health Care Services segment on July 1, 2021 reduced its revenue from government reimbursement programs. Government reimbursements represented 16.9%, 18.0%, and 18.8% of resident fee revenue for the CCRCs segment for the years ended December 31, 2023, 2022, and 2021, respectively. Refer to Note 20 for disaggregation of revenue by reportable segment.

The payment terms and conditions within the Company's revenue-generating contracts vary by contract type and payor source, although terms generally include payment to be made within 30 days. Resident fee revenue for recurring and routine monthly services is generally billed monthly in advance under the Company's independent living, assisted living, and memory care residency agreements. Resident fee revenue for standalone or certain healthcare services is generally billed monthly in arrears. Additionally, certain of the Company's revenue-generating contracts include non-refundable fees that are generally billed and collected in advance or upon move-in of a resident under the Company's independent living, assisted living, and memory care residency agreements. Amounts of revenue that are collected from residents in advance are recognized as deferred revenue until the performance obligations are satisfied.

The Company had total deferred revenue (included within refundable fees and deferred revenue, and other liabilities within the consolidated balance sheets) of $48.3 million and $67.3 million, including $24.1 million and $25.2 million of monthly resident fees billed and received in advance, as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, 2022, and 2021 the Company recognized $50.2 million, $54.5 million, and $60.2 million respectively, of revenue that was included in the deferred revenue balance as of January 1, 2023, 2022, and 2021, respectively. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

The following table presents the changes in allowance for credit losses on accounts receivable for the periods indicated.

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Balance at beginning of period	$12.8	$13.3	$9.8
Provision within facility operating expense	22.6	20.0	21.6
Write-offs	(22.5)	(22.2)	(19.2)
Recoveries and other	1.2	1.7	1.1
Balance at end of period	$14.1	$12.8	$13.3

6. Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2023 and 2022, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following.

	As of December 31,
(in thousands)	2023	2022
Land	$500,649	$506,968
Buildings and improvements	5,348,133	5,323,736
Furniture and equipment	1,111,408	1,055,304
Resident in-place lease intangibles	282,411	286,122
Construction in progress	33,905	41,778
Assets under financing leases and leasehold improvements	1,070,900	1,375,521
Property, plant and equipment and leasehold intangibles	8,347,406	8,589,429
Accumulated depreciation and amortization	(4,016,777)	(4,053,727)
Property, plant and equipment and leasehold intangibles, net	$4,330,629	$4,535,702

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. Refer to Note 4 for information on impairment expense for property, plant and equipment and leasehold intangibles.

For the years ended December 31, 2023, 2022, and 2021, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $342.7 million, $347.4 million, and $337.6 million, respectively.

7. Debt

Long-term debt consists of the following.

	December 31,
(in thousands)	2023	2022
Fixed mortgage notes payable due 2025 through 2047; weighted average interest rate of 4.26% and 4.14%, as of December 31, 2023 and 2022, respectively.	$1,953,414	$2,055,867
Variable mortgage notes payable due 2025 through 2030; weighted average interest rate of 7.74% and 6.68% as of December 31, 2023 and 2022, respectively.	1,524,907	1,568,555
Convertible notes payable due October 2026; interest rate of 2.00% as of both December 31, 2023 and 2022.	230,000	230,000
Tangible equity units senior amortizing notes due November 2025; interest rate of 10.25% as of both December 31, 2023 and 2022.	17,990	25,586
Deferred financing costs, net	(28,998)	(29,866)
Total long-term debt	3,697,313	3,850,142
Current portion	41,463	66,043
Total long-term debt, less current portion	$3,655,850	$3,784,099

As of December 31, 2023, 91.9%, or $3.4 billion of the Company's total debt obligations represented non-recourse property-level mortgage financings.

The annual aggregate scheduled maturities (including recurring principal payments) of long-term debt outstanding as of December 31, 2023 are as follows (in thousands).

Year Ending December 31,	Long-term Debt	Weighted Rate
2024	$49,485	6.46%
2025 (1)	573,035	7.30%
2026	305,614	2.71%
2027	960,971	6.00%
2028	563,548	5.79%
Thereafter	1,273,658	5.03%
Total obligations	3,726,311	5.58%
Less amount representing deferred financing costs, net	(28,998)
Total	$3,697,313

(1)    Includes the initial maturity of $320.0 million of mortgage debt for which the Company has the option to extend the maturity for two additional terms of one year each subject to the satisfaction of certain conditions.

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

The Notes bear interest at 2.00% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year. The Notes will mature on October 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms. Holders of the Notes may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding July 15, 2026, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2021 (and only during such calendar quarter), if the last reported sale price of the common stock of the Company for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock of the Company and the conversion rate for the Notes on each such trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events. On or after July 15, 2026, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock at the Company’s election.

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

Credit Facilities

In December 2023, the Company amended its revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The amended agreement provides an expanded commitment amount of up to $100.0 million which can be drawn in cash or as letters of credit. The credit facility matures in January 2027, and the Company has the option to extend the facility for two additional terms of approximately one year each subject to the satisfaction of certain conditions. Amounts drawn under the facility will bear interest at SOFR plus an applicable margin which was 3.00% as of December 31, 2023. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of December 31, 2023. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of the Company’s communities. Available capacity under the facility will vary from time to time based upon certain calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of December 31, 2023, $63.6 million of letters of credit and no cash borrowings were outstanding under the Company's $100.0 million secured credit facility. The Company also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of December 31, 2023 under which $14.5 million had been issued as of that date.

2024 Financing

On February 9, 2024, the Company obtained $50.0 million of debt secured by first priority mortgages on 11 communities. The loan bears interest at a variable rate equal to SOFR plus a margin of 350 basis points. The debt matures in February 2027 with two one-year renewal options, exercisable subject to certain performance criteria.

2023 Financing

In December 2023, the Company obtained $179.5 million of debt secured by non-recourse first mortgages on 47 communities, which also continue to secure $580.4 million of additional outstanding mortgages with a later maturity. The $179.5 million loan bears interest at a fixed rate of 5.97%, and matures in January 2031. The mortgage facility includes certain provisions allowing for the Company to obtain additional funding based on the performance of the underlying communities. At the closing, the Company repaid $260.1 million of debt under the mortgage facility, which was scheduled to mature in 2024, using proceeds from the $179.5 million loan and cash on hand.

2022 Financing

In October 2022, the Company obtained $220.0 million of debt secured by first priority mortgages on 24 communities. The loan bears interest at a variable rate equal to SOFR plus a margin of 245 basis points and is interest only for the first three years. The debt matures in October 2025 with two one-year renewal options, exercisable by the Company subject to the satisfaction of certain conditions. The debt documents contain a requirement for the Company to maintain liquidity of at least $130.0 million and 25% of the loan amount is subject to a guaranty by the Company. The proceeds from the financing were primarily utilized to repay $199.6 million of outstanding mortgage debt previously scheduled to mature in 2023 and to purchase a SOFR interest rate swap instrument for $6.1 million. The interest rate swap instrument has a $220.0 million notional amount, a fixed interest rate of 3.0%, and a term of eighteen months.

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

The Company's failure to comply with applicable covenants could constitute an event of default under the applicable debt documents. Many of the Company's debt documents contain cross-default provisions so that a default under one of these instruments could cause a default under other debt and lease documents (including documents with other lenders and lessors). Furthermore, the Company's mortgage debt is secured by its communities and, in certain cases, a guaranty by the Company and/or one or more of its subsidiaries.

As of December 31, 2023, the Company is in compliance with the financial covenants of its debt agreements.

8. Leases

As of December 31, 2023, the Company operated 277 communities under long-term leases (263 operating leases and 14 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, the Company guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or the leased property revenue. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. As of December 31, 2023, the weighted average remaining lease term of the Company's operating and financing leases was 5.7 and 2.3 years, respectively. The leases generally provide for renewal or extension options from 5 to 20 years and in some instances, purchase options. As of December 31, 2023, none of the Company's renewal or extension option periods are included in the lease term for accounting purposes.

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

As of December 31, 2023, the Company is in compliance with the financial covenants of its long-term leases.

A summary of operating and financing lease expense (including the respective presentation on the consolidated statements of operations) and net cash outflows from leases is as follows.

	Years Ended December 31,
Operating Leases (in thousands)	2023	2022	2021
Facility operating expense	$7,105	$6,329	$12,606
Facility lease expense	202,410	165,294	174,358
Operating lease expense	209,515	171,623	186,964
Operating lease expense adjustment (1)	45,739	34,896	23,280
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(9,844)	(13,718)	(30,965)
Operating net cash outflows from operating leases	$245,410	$192,801	$179,279

(1) Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense.

	Years Ended December 31,
Financing Leases (in thousands)	2023	2022	2021
Depreciation and amortization	$16,444	$38,126	$37,921
Interest expense: financing lease obligations	21,950	48,061	46,282
Financing lease expense	$38,394	$86,187	$84,203

Operating cash outflows from financing leases	$21,950	$48,061	$46,282
Financing cash outflows from financing leases	8,473	22,221	19,874
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	(475)	(11,932)	(11,135)
Total net cash outflows from financing leases	$29,948	$58,350	$55,021

As of December 31, 2023, the weighted average discount rate of the Company's operating and financing leases was 8.4% and 10.3%, respectively.

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the consolidated balance sheet as of December 31, 2023 are as follows (in thousands).

Year Ending December 31,	Operating Leases	Financing Leases
2024	$260,694	$20,266
2025	260,501	6,849
2026	145,832	6,833
2027	147,660	6,082
2028	84,767	5,917
Thereafter	251,579	20,625
Total lease payments	1,151,033	66,572
Purchase option liability and non-cash gain on future sale of property	—	145,136
Imputed interest and variable lease payments	(274,526)	(59,859)
Total lease obligations	$876,507	$151,849

9. Tangible Equity Units

During 2022, the Company issued 2,875,000 of its 7.00% tangible equity units (the “Units”) at a public offering price of $50.00 per Unit for an aggregate offering of $143.8 million. The Company received proceeds of $139.4 million after the deduction of the underwriters’ discount. Each Unit is comprised of a prepaid stock purchase contract and a senior amortizing note with an initial principal amount of $8.8996. Under each purchase contract, the Company is obligated to deliver to the holder on November 15, 2025 a minimum of 12.9341, and a maximum of 15.1976, shares of the Company’s common stock depending on the daily volume-weighted average price ("VWAPs") of its common stock for the 20 trading days preceding the settlement date. Each amortizing note bears interest at the rate of 10.25% per annum, requires quarterly installment payments of principal and interest, and has a final installment payment date of November 15, 2025. The cash installment payments will be equivalent to 7.00% per year with respect to each $50.00 stated amount of Unit. The Units, purchase contracts, and amortizing notes are subject to the terms and conditions set forth in the Purchase Contract Agreement dated November 21, 2022 between the Company and American Stock Transfer & Trust Company, LLC ("AST") as purchase contract agent, and the Indenture and First Supplemental Indenture, each dated November 21, 2022, between the Company and AST as trustee, including certain early settlement, repurchase, and adjustment events as set forth therein.

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

10. Accrued Expenses

Accrued expenses reflected within current liabilities on the Company’s consolidated balance sheets consist of the following.

	As of December 31,
(in thousands)	2023	2022
Employee compensation	$104,322	$85,610
Insurance reserves	54,834	65,757
Real estate taxes	26,988	26,661
Interest	17,838	17,569
Utilities	8,444	8,533
Income taxes payable	2,071	2,081
Other	28,171	30,937
Total	$242,668	$237,148

11. Commitments and Contingencies

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

In June 2020, the Company and several current and former executive officers were named as defendants in a putative class action lawsuit alleging violations of the federal securities laws filed in the federal court for the Middle District of Tennessee. The lawsuit asserted that the defendants made material misstatements and omissions concerning the Company's business, operational and compliance policies, compliance with applicable regulations and statutes, and staffing practices that caused the Company's stock price to be artificially inflated between August 2016 and April 2020. The district court dismissed the lawsuit and entered judgment in favor of the defendants in September 2021, and the plaintiffs did not file an appeal. Between October 2020 and June 2021, alleged stockholders of the Company filed several stockholder derivative lawsuits in the federal courts for the Middle District of Tennessee and the District of Delaware, which were subsequently transferred to the Middle District of Tennessee and consolidated into two lawsuits. In January 2024, the court dismissed one of the two derivative lawsuits. Plaintiffs have appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. The other derivative lawsuit remains pending with the Middle District of Tennessee and asserts claims on behalf of the Company against certain current and former officers and directors for alleged breaches of duties owed to the Company. The complaint incorporates substantively similar allegations to the securities lawsuit previously described.

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

12. Self-Insurance

The Company obtains various insurance coverages, including general and professional liability and workers' compensation programs, from commercial carriers at stated amounts as defined in the applicable policy. The Company's current general and professional liability policies provide for deductibles for each claim and contain various exclusions from coverage. The Company uses its wholly-owned captive insurance company for the purpose of insuring certain portions of its risk retention under its general and professional liability insurance programs. Accordingly, the Company is, in effect, self-insured for claims that are less than the deductible amounts, for claims that exceed the funding level of the Company’s wholly-owned captive insurance company, and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits. Losses related to self-insured amounts are accrued based on the Company's estimate of expected losses for known claims and projected claims incurred but not yet reported.

As of December 31, 2023 and 2022, the Company accrued reserves of $122.6 million and $135.9 million, respectively, under the Company's insurance programs, of which $67.8 million and $70.2 million is classified as other liabilities as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company accrued $4.3 million and $9.9 million, respectively, of estimated amounts receivable from the insurance companies under these insurance programs.

The Company has secured self-insured retention risk under its primary workers' compensation programs with restricted cash deposits and other deposits of $8.3 million and $14.5 million and letters of credit of $57.2 million and $62.1 million as of December 31, 2023 and 2022, respectively. Additionally, the Company’s wholly-owned captive insurance company had restricted cash and other deposits of $10.3 million and $6.0 million as of December 31, 2023 and 2022, respectively.

13. Stock-Based Compensation

The following table sets forth information about the Company's restricted stock units and stock awards.

(in thousands, except for weighted average amounts)	Number of Restricted Stock Units and Stock Awards	Weighted Average Grant Date Fair Value
Outstanding on January 1, 2021	8,505	$7.68
Granted	1,998	5.12
Vested	(2,641)	8.40
Cancelled/forfeited	(2,851)	6.77
Outstanding on December 31, 2021	5,011	6.80
Granted	2,921	5.58
Vested	(2,039)	7.15
Cancelled/forfeited	(520)	6.88
Outstanding on December 31, 2022	5,373	6.00
Granted	3,992	2.98
Vested	(2,001)	5.87
Cancelled/forfeited	(961)	5.90
Outstanding on December 31, 2023	6,403	4.17

As of December 31, 2023, there was $15.8 million of total unrecognized compensation cost related to outstanding, unvested share-based compensation. That cost is expected to be recognized over a weighted average period of 2.3 years and is based on grant date fair value.

As of December 31, 2022, the Company's outstanding shares included 422,542 unvested restricted shares. The Company did not have any unvested restricted shares as of December 31, 2023.

During 2023, grants of restricted stock units and stock awards under the Company's 2014 Omnibus Incentive Plan were as follows.

(in thousands, except for weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2023	3,959	$2.97	$11,778
Three months ended June 30, 2023	10	$2.95	$29
Three months ended September 30, 2023	16	$4.01	$65
Three months ended December 31, 2023	7	$4.14	$29

14. Earnings Per Share

Potentially dilutive common stock equivalents for the Company include convertible senior notes, warrants, unvested restricted stock, restricted stock units, and prepaid stock purchase contracts.

As of December 31, 2023, the maximum number of shares issuable upon settlement of the Notes is 38.3 million (after giving effect to additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events).

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

As of December 31, 2023, the maximum number of shares issuable upon settlement of the Units' prepaid stock purchase contracts is 43.7 million.

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the minimum number of shares issuable upon settlement of the prepaid stock purchase contract component of the Units. For both the years ended December 31, 2023 and 2022, 37.2 million shares are included in weighted average basic shares outstanding for the minimum number of shares issuable upon settlement of the Units' prepaid stock purchase contracts.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Weighted average common shares outstanding	188,023	186,574	184,975
Weighted average minimum shares issuable under purchase contracts	37,186	3,889	—
Weighted average shares outstanding - basic	225,209	190,463	184,975

Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. For the purposes of computing diluted EPS, weighted average shares outstanding do not include potentially dilutive securities that are anti-dilutive under the treasury stock method or if-converted method, and performance-based equity awards are included based on the attainment of the applicable performance metrics as of the end of the reporting period. The Company has the following potentially outstanding shares of common stock, which were excluded from the computation of diluted net income (loss) per share attributable to common stockholders in all periods as a result of the net loss.

	As of December 31,
(in millions)	2023	2022	2021
Convertible senior notes	38.3	38.3	38.3
Warrants	16.3	16.3	16.3
Restricted stock and restricted stock units	6.4	5.4	5.0
Incremental shares issuable under purchase contracts	6.5	6.5	—
Total	67.5	66.5	59.6

Refer to Notes 7 and 9 for more information on the Notes and the Units, respectively.

15. Share Repurchase Program

In 2016, the Company's Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of the Company's common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or block trades, or by any combination of these methods, in accordance with applicable insider trading and other securities laws and regulations.

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

For the years ended December 31, 2023, 2022, and 2021, there were no repurchases under the share repurchase program. As of December 31, 2023, approximately $44.0 million remains available under the share repurchase program.

16. Retirement Plans

The Company maintains a 401(k) retirement savings plan for all employees that meet minimum employment criteria. Such plan provides that the participants may defer eligible compensation subject to certain Internal Revenue Code maximum amounts. The Company makes matching contributions in amounts equal to 25.0% of the employee's contribution to such plan, for contributions up to a maximum of 4.0% of eligible compensation. An additional matching contribution of 12.5%, subject to the same limit on eligible compensation, may be made at the discretion of the Company based upon the Company's performance. For the years ended December 31, 2023, 2022, and 2021, the Company's expense for such plan was $4.8 million, $4.1 million, and $4.6 million, respectively.

17. Income Taxes

The benefit (provision) for income taxes is comprised of the following.

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Federal:
Current	$(183)	$(17)	$161
Deferred	(7,590)	1,325	9,837
Total federal	(7,773)	1,308	9,998
State:
Current	(1,011)	251	(1,835)
Deferred (included in federal above)	—	—	—
Total state	(1,011)	251	(1,835)
Total	$(8,784)	$1,559	$8,163

A reconciliation of the benefit (provision) for income taxes to the amount computed at the U.S. Federal statutory rate of 21% is as follows.

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Tax benefit (provision) at U.S. statutory rate	$37,848	$50,397	$22,565
State taxes, net of federal income tax	5,766	10,811	7,673
Valuation allowance	(49,109)	(57,080)	13,027
Goodwill derecognition	—	—	(31,829)
Stock compensation	(1,312)	(181)	(1,856)
Other	(1,977)	(2,388)	(1,417)
Total	$(8,784)	$1,559	$8,163

Significant components of the Company's deferred tax assets and liabilities are as follows.

	As of December 31,
(in thousands)	2023	2022
Deferred income tax assets:
Operating loss carryforwards	$392,577	$361,160
Operating lease obligations	220,003	199,226
Tax credits	50,415	50,415
Accrued expenses	46,814	42,828
Intangible assets	26,816	39,360
Financing lease obligations	—	12,749
Capital loss carryforward	2,102	2,140
Other	3,268	3,091
Total gross deferred income tax asset	741,995	710,969
Valuation allowance	(474,152)	(425,043)
Net deferred income tax assets	267,843	285,926
Deferred income tax liabilities:
Operating lease right-of-use assets	(168,398)	(149,881)
Property, plant and equipment	(92,580)	(122,377)
Investment in unconsolidated ventures	—	(12,064)
Financing lease obligations	(10,273)	—
Other	(2,579)	—
Total gross deferred income tax liability	(273,830)	(284,322)
Net deferred tax asset (liability)	$(5,987)	$1,604
A reconciliation of the beginning and ending amounts of the deferred tax valuation allowance is as follows:

Year Ended	Balance at beginning of period	Charged to deferred income tax (benefit) provision		Balance at end of period
December 31, 2021	$380,990	$(13,027)	(1)	$367,963
December 31, 2022	$367,963	$57,080	(2)	$425,043
December 31, 2023	$425,043	$49,109	(2)	$474,152

(1) Reduction of valuation allowance for federal and state net operating losses and credits.
(2) Increase to valuation allowance for federal and state net operating losses and credits.

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards generated in 2017 and prior of approximately $790.8 million and $802.2 million, respectively, which are available to offset future taxable income from 2024 through 2034. Additionally, as of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards generated after 2017 of $799.3 million and $659.7 million, respectively, which have an indefinite life, but with usage limited to 80% of taxable income in any given year. The Company had state capital loss carryforwards of $2.1 million as of both December 31, 2023 and 2022, which are available to offset future capital gains through 2024, and are fully offset by a valuation allowance. The Company determined that a valuation allowance was required after consideration of the Company's estimated future reversal of existing timing differences as of December 31, 2023 and 2022. The Company does not consider estimates of future taxable income in its determination due to the existence of cumulative historical operating losses. The Company's valuation allowance as of December 31, 2023 and 2022 was $474.2 million and $425.0 million, respectively.

The Company has recorded valuation allowances of $421.6 million and $372.5 million against its federal and state net operating losses as of December 31, 2023 and 2022, respectively. The Company has recorded a valuation allowance against its state capital loss carryforward of $2.1 million as of both December 31, 2023 and 2022. The Company also recorded a valuation allowance against federal and state credits of $50.4 million as of both December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company had gross tax affected unrecognized tax benefits of $18.2 million and $18.1 million, respectively, which, if recognized, would result in an income tax benefit recorded in the consolidated statement of operations. Interest and penalties related to these tax positions are classified as tax expense in the Company's consolidated financial statements. Total interest and penalties reserved is $0.2 million and $0.1 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company's tax returns for years 2019 through 2022 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination. The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2023 and prior years will significantly change in 2024.

A reconciliation of the unrecognized tax benefits is as follows.

	For the Years Ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$18,088	$18,089
Additions for tax positions related to prior years	173	—
Reductions for tax positions related to prior years	(56)	(1)
Balance at end of period	$18,205	$18,088

18. Supplemental Disclosure of Cash Flow Information

(in thousands)	For the Years Ended December 31,
Supplemental Disclosure of Cash Flow Information:	2023	2022	2021
Interest paid	$231,786	$200,308	$188,791
Income taxes paid, net of (refunds)	$(1,429)	$(330)	$5,923

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$216,511	$168,166	$137,410
Capital expenditures - development, net	1,762	6,193	3,208
Capital expenditures - non-development - reimbursable from lessor	10,319	25,650	42,100
Trade accounts payable	4,613	(3,085)	(6,061)
Net cash paid	$233,205	$196,924	$176,657

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Acquisition of assets, net of cash acquired:
Prepaid expenses and other assets, net	$23	$—	$—
Property, plant and equipment and leasehold intangibles, net	6,872	4	—
Investment in unconsolidated ventures	(3,395)	—	—
Financing lease obligations	—	6,000	—
Other liabilities	(384)	—	—
Other non-operating loss (income)	(2,542)	—	—
Net cash paid	$574	$6,004	$—
Proceeds from HCS Sale, net:
Accounts receivable, net	$—	$—	$(57,582)
Property, plant and equipment and leasehold intangibles, net	—	—	(1,806)
Operating lease right-of-use assets	—	—	(8,145)
Investment in unconsolidated ventures	—	—	100,000
Goodwill	—	—	(126,810)
Prepaid expenses and other assets, net	—	—	(32,963)
Trade accounts payable	—	—	1,387
Accrued expenses	—	—	25,226
Refundable fees and deferred revenue	—	—	57,314
Operating lease obligations	—	—	8,145
Other liabilities	—	—	9,165
Non-operating loss (gain) on sale of assets, net	—	—	(286,489)
Net cash received	$—	$—	$(312,558)
Proceeds from sale of other assets, net:
Prepaid expenses and other assets, net	$(1,889)	$(1,308)	$(1,983)
Assets held for sale	—	(3,668)	(16,166)
Property, plant and equipment and leasehold intangibles, net	(36,545)	(107)	(878)
Investment in unconsolidated ventures	(27,392)	—	—
Refundable fees and deferred revenue	9,347	—	—
Other liabilities	10,690	1,025	(75)
Non-operating loss (gain) on sale of assets, net	(1,441)	(595)	(2,346)
Loss (gain) on sale of communities, net	(36,296)	—	—
Net cash received	$(83,526)	$(4,653)	$(21,448)

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Gain on sale for master lease amendment:
Property, plant and equipment and leasehold intangibles, net	$—	$(220,477)	$—
Operating lease right-of-use assets	—	91,641	—
Financing lease obligations	—	294,327	—
Operating lease obligations	—	(91,641)	—
Loss (gain) on sale of communities, net	—	(73,850)	—
Net	$—	$—	$—
Other non-cash lease transactions, net:
Property, plant and equipment and leasehold intangibles, net	$(51,518)	$11,098	$4,056
Operating lease right-of-use assets	223,309	11,419	17,197
Operating lease obligations	(260,611)	(16,179)	(17,197)
Financing lease obligations	88,820	(6,338)	(4,056)
Net	$—	$—	$—

Restricted cash consists principally of escrow deposits for interest rate caps, real estate taxes, property insurance, capital expenditures, and debt service reserves required by certain lenders under mortgage debt agreements, deposits as security for self-insured retention risk under workers' compensation programs and property insurance programs, and regulatory reserves for certain CCRCs. The components of restricted cash are as follows.

	December 31,
(in thousands)	2023	2022
Current:
Interest rate cap escrows	$17,843	$3,797
Real estate tax and property insurance escrows	16,061	15,722
Replacement reserve escrows	7,194	7,999
Other	243	217
Subtotal	41,341	27,735
Long term:
Insurance deposits	15,961	18,230
CCRCs escrows	10,813	15,847
Debt service reserve	3,472	13,779
Letters of credit collateral	110	107
Subtotal	30,356	47,963
Total	$71,697	$75,698

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sums to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(in thousands)	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$277,971	$398,850
Restricted cash	41,341	27,735
Long-term restricted cash	30,356	47,963
Total cash, cash equivalents, and restricted cash	$349,668	$474,548

19. COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted the Company's occupancy and resident fee revenue beginning in March 2020, resulted in incremental direct costs to respond to the pandemic, and for the year ended December, 31, 2021, resulted in net cash used in operating activities. While the Federal COVID-19 Public Health Emergency Declaration expired on May 11, 2023, the Company cannot predict with reasonable certainty the impacts that the COVID-19 pandemic and the continued recovery ultimately will have on the Company's business, results of operations, cash flow, and liquidity.

Government Provided Financial Relief. The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), signed into law on March 27, 2020, and Paycheck Protection Program and Health Care Enhancement Act, signed into law on April 24, 2020, provided liquidity and financial relief to certain businesses, among other things. Certain impacts of such programs are provided below.

•During the years ended December 31, 2022 and 2021, the Company accepted $61.1 million and $0.8 million, respectively, of cash from grants from the Public Health and Social Services Emergency Fund ("Provider Relief Fund") administered by U.S. Department of Health and Human Services, under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to the COVID-19 pandemic.

•During the year ended December 31, 2020, the Company received $87.5 million under the Accelerated and Advance Payment Program administered by CMS, $75.2 million of which related to its former Health Care Services segment and $12.3 million of which related to its CCRCs segment. During the years ended December 31, 2022 and 2021, $3.1 million and $20.8 million, respectively, of the advanced payments were recouped per the terms of the program. Pursuant to the sale of 80% of the Company's equity in its Health Care Services segment (as described in Note 3), $63.6 million of such obligations related to its former Health Care Services segment were retained by the unconsolidated HCS Venture. As of December 31, 2023, the Company has no remaining obligations under the program.

•During the year ended December 31, 2020, the Company deferred payment of $72.7 million of the employer portion of social security payroll taxes incurred from March 27, 2020 through December 31, 2020 pursuant to the CARES Act. Pursuant to the sale of 80% of the Company's equity in its Health Care Services segment, $9.6 million of such obligations related to its former Health Care Services segment were retained by the unconsolidated HCS Venture. In both December 2021 and 2022, the Company paid $31.6 million of its retained deferred amount. As of December 31, 2023, the Company has no remaining obligations for the deferred payroll tax program.

•The Company was eligible to claim the employee retention credit on wages paid from March 12, 2020 to December 31, 2021 for certain of its associates under the CARES Act and subsequent legislation. During the years ended December 31, 2022 and 2021, the Company recognized $9.4 million and $9.9 million, respectively, of employee retention credits on wages paid from March 12, 2020 to December 31, 2021 within other operating income. During the years ended December 31, 2023 and 2022, the Company received cash of $14.7 million and $4.6 million, respectively, for such employee retention credits. As of December 31, 2023, the Company has no remaining receivables under the program. The Company had a receivable for $14.7 million included within prepaid expenses and other current assets, net on the consolidated balance sheet as of December 31, 2022.

In addition to the grants previously described, during the years ended December 31, 2023, 2022, and 2021, the Company recognized $9.1 million, $10.0 million, and $1.7 million, respectively, of other operating income from grants from other government sources.

20. Segment Information

The Company has three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment. Prior to July 1, 2021, the Company had an additional reportable segment, Health Care Services, as described in Note 3.

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

The following tables set forth selected segment financial data.

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Revenue and other operating income:
Independent Living (1)(2)	$564,499	$518,699	$477,050
Assisted Living and Memory Care (1)(2)	1,968,440	1,815,722	1,595,684
CCRCs (1)(2)	333,404	331,577	306,213
All Other (3)	149,486	159,381	202,043
Health Care Services (1)(2)	—	—	177,269
Total revenue and other operating income	3,015,829	2,825,379	2,758,259
Segment operating income:(4)
Independent Living	184,645	158,950	146,108
Assisted Living and Memory Care	502,317	379,958	294,320
CCRCs	49,581	43,485	34,109
All Other	10,161	12,020	20,598
Health Care Services	—	—	5,816
Total segment operating income	746,704	594,413	500,951

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
General and administrative expense (including non-cash stock-based compensation expense)	178,894	168,594	184,916
Facility operating lease expense:
Independent Living	39,114	39,700	42,162
Assisted Living and Memory Care	146,166	106,961	111,117
CCRCs	12,943	13,883	15,932
Corporate and All Other	4,187	4,750	5,147
Depreciation and amortization:
Independent Living	83,637	79,521	74,922
Assisted Living and Memory Care	196,994	207,344	200,677
CCRCs	36,951	38,039	37,891
Corporate and All Other	25,130	22,540	23,783
Health Care Services	—	—	340
Asset impairment:
Independent Living	1,647	10,893	3,483
Assisted Living and Memory Care	11,574	11,613	14,384
CCRCs	1,368	5,970	4,790
Corporate and All Other	25,983	1,142	346
Loss (gain) on sale of communities, net	(36,296)	(73,850)	—
Loss (gain) on facility operating lease termination, net	—	—	(2,003)
Income (loss) from operations	$18,412	$(42,687)	$(216,936)

Total interest expense:
Independent Living	$61,624	$48,788	$45,209
Assisted Living and Memory Care	141,330	133,139	121,785
CCRCs	24,889	21,251	18,756
Corporate and All Other	10,431	1,539	9,390
	$238,274	$204,717	$195,140

Total capital expenditures for property, plant and equipment, and leasehold intangibles:
Independent Living	$51,188	$44,857	$36,992
Assisted Living and Memory Care	121,240	111,978	105,177
CCRCs	37,414	20,467	19,086
Corporate and All Other	18,750	22,707	21,463
	$228,592	$200,009	$182,718

	As of December 31,
(in thousands)	2023	2022
Total assets:
Independent Living(5)	$1,206,021	$1,267,825
Assisted Living and Memory Care	3,315,921	3,329,516
CCRCs	612,521	664,502
Corporate and All Other	438,972	675,219
Total assets	$5,573,435	$5,937,062

(1)All revenue and other operating income is earned from external third parties in the United States.
(2)Includes other operating income recognized for the credits or grants pursuant to the Provider Relief Fund, employee retention credit, and other government sources, as described in Note 19. Allocations to the applicable segment generally reflect the credits earned by the segment, the segment’s receipt and acceptance of the grant, or the segment’s proportional utilization of the grant. Other operating income by segment is as follows.

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Independent Living	$487	$10,906	$1,512
Assisted Living and Memory Care	8,008	60,630	5,963
CCRCs	578	8,933	1,788
Health Care Services	—	—	3,105
Total other operating income	$9,073	$80,469	$12,368

(3)All Other revenue and other operating income includes management fees and reimbursements of costs incurred on behalf of managed communities. For the years ended December 31, 2023, 2022, and 2021, revenue and other operating income includes $0.9 million, $4.2 million, and $17.2 million of revenue earned from unconsolidated ventures in which the Company had or has an ownership interest.
(4)Segment operating income is defined as segment revenues and other operating income less segment facility operating expenses (excluding facility depreciation and amortization) and costs incurred on behalf of managed communities.
(5)The Company's total carrying amount of goodwill is included on the Independent Living segment and was $27.3 million as of December 31, 2023, 2022, and 2021.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Based on the Company's evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K and incorporated herein by reference.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal year ended December 31, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

To the extent not set forth herein, the information required by this item is incorporated by reference from the discussions under the headings "Election of Directors," "Corporate Governance," and "Executive Officers" in our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC by April 29, 2024.

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

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the discussions under the headings "Director Compensation" and "Executive Compensation" in our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC by April 29, 2024.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the extent not set forth herein, the information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Stock Ownership Information" in our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC by April 29, 2024.

The following table provides certain information as of December 31, 2023 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date).

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a) (1)	(b)	(c)
Equity compensation plans approved by security holders (2)	$7,061,805	$—	$5,149,718
Equity compensation plans not approved by security holders (3)	—	—	35,936
Total	$7,061,805	—	$5,185,654

(1)The table above includes 141,817 shares issuable pursuant to vested restricted stock units and 6,919,988 shares potentially issuable pursuant to unvested restricted stock units, including 658,877 shares that may be issued for performance achievement in excess of target. Our 2014 Omnibus Incentive Plan allows awards to be made in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, unrestricted shares, performance awards, and other stock-based awards.
(2)The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 5,149,718 shares remaining available for future issuance under our 2014 Omnibus Incentive Plan, excluding those reported in column (a).
(3)Represents shares remaining available for future issuance under our Director Stock Purchase Plan. Each non-employee director has the opportunity to elect to receive either immediately vested shares (issued pursuant to the Director Stock Purchase Plan) in lieu of up to 50%, or restricted stock units (issued pursuant to the 2014 Omnibus Incentive Plan) in lieu of up to 100%, of his or her quarterly cash compensation. Under the director compensation program, all cash amounts are payable quarterly in arrears, with payments to be made on April 1, July 1, October 1 and January 1. Any immediately vested shares that a director elected to receive under the Director Stock Purchase Plan were to be issued at the same time that cash payments are made. The number of shares to be issued were to be based on the closing price of our common stock on the date of issuance (i.e., April 1, July 1, October 1 and January 1), or if such date is not a trading date, on the previous trading day's closing price. Fractional amounts were to be paid in cash. In addition, each non-employee director has the opportunity to elect to defer up to 100% of his or her quarterly cash compensation pursuant to the Brookdale Senior Living Inc. Non-Employee Director Deferred Compensation Plan. The Board of Directors initially reserved 100,000 shares of our common stock for issuance under the Director Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the discussions under the headings "Certain Relationships and Related Transactions" and "Director Independence" in our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC by April 29, 2024.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the discussion under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for 2024" in our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC by April 29, 2024.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1)Our Audited Consolidated Financial Statements

Report of the Independent Registered Public Accounting Firm

Report of the Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022, and 2021

Consolidated Statements of Equity for the Years Ended December 31, 2023, 2022, and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021

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

10.1.6
Amendment No. 1 dated effective April 15, 2021 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).†

10.1.7
Amendment No. 2 dated effective July 12, 2021 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 (File No. 001-32641)).†

10.1.8
Amendment No. 3 dated effective July 15, 2022 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2022 (File No. 001-32641)).†

10.1.9
Amendment No. 4 dated effective October 23, 2023 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord.††

10.2.1
Master Credit Facility Agreement (Senior Housing) dated as of August 31, 2017, by and between Jones Lang LaSalle Multifamily, LLC and the Company's subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2017 (File No. 001-32641)).†

10.2.2
Amendment No. 1 to Master Credit Facility Agreement (Senior Housing) dated as of November 1, 2018, by and between Jones Lang LaSalle Multifamily LLC and the Company's subsidiaries named as borrowers therein.

10.2.3
Reaffirmation, Joinder and Second Amendment to Master Credit Facility Agreement (Seniors Housing) dated as of December 15, 2023, by and between JLL Real Estate Capital, LLC, Fannie Mae and the Company's subsidiaries named as borrowers therein.†

10.3
Amended and Restated Employment Agreement dated November 3, 2021 by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2021 (File No. 001-32641)).*

10.4.1
Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2019 (File No. 001-32641)) (the "Omnibus Incentive Plan").*

10.4.2
Amendment No. 1 to Omnibus Incentive Plan effective February 12, 2020 (incorporated by reference to Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K filed on February 19, 2020 (File No. 001-32641)).*

10.4.3
Amendment No. 2 to Omnibus Incentive Plan effective January 26, 2022 (incorporated by reference to Exhibit 10.4.3 to the Company’s Annual Report on Form 10-K filed on February 15, 2022 (File No. 001-32641)).*

10.5
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2020 Time-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 29, 2020 (File No. 001-32641)).*

10.6
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2020 Performance-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 29, 2020 (File No. 001-32641)).*

10.7
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2021 Time-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.8
Form of Performance-Based Cash Award Agreement under the Omnibus Incentive Plan (2021 Performance-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.9
Performance-Based Cash Award Agreement dated as of February 22, 2021, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.10
Form of Letter Agreement dated February 22, 2021 Providing for Voluntary Forfeiture of Certain 2019 and 2020 Long-Term Incentive Awards (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.11
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2022 Time-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022 (File No. 001-32641)).*

10.12
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2022 Performance-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022 (File No. 001-32641)).*

10.13
Form of Outside Director Restricted Stock Unit Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2016 (File No. 001-32641)).*

10.14
Amended and Restated Tier I Severance Pay Policy dated February 10, 2022 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on February 15, 2022 (File No. 001-32641)).*

10.15
Form of Severance Letter Under Amended and Restated Tier I Severance Pay Policy dated August 6, 2010 (applicable to Todd Kaestner) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2010 (File No. 001-32641)).*

10.16
Restricted Stock Unit Agreement under the Omnibus Incentive Plan dated as of February 15, 2023, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.17
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2023 Time-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.18
Performance-Based Restricted Stock Unit Agreement under the Omnibus Incentive Plan dated as of February 15, 2023, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.19
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2023 Performance-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.20
Performance-Based Cash Award Agreement dated as of February 15, 2023, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.21
Offer Letter Agreement dated as of January 12, 2023 by and between the Company and Dawn L. Kussow (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.22	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-32641)).*
10.23
Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on June 30, 2009 (File No. 333-160354)).*

10.24
Non-Employee Director Deferred Compensation Plan dated December 12, 2022 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on February 22, 2023 (File No. 001-32641)).*

19	Brookdale Senior Living Inc. Insider Trading Policy.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Brookdale Senior Living Inc. Clawback and Forfeiture Policy.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

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

BROOKDALE SENIOR LIVING INC.

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	President and Chief Executive Officer
Date:	February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy P. Sansone	Non-Executive Chairman of the Board	February 21, 2024
Guy P. Sansone

/s/ Lucinda M. Baier	President, Chief Executive Officer and Director	February 21, 2024
Lucinda M. Baier	(Principal Executive Officer)

/s/ Dawn L. Kussow	Executive Vice President and Chief Financial Officer	February 21, 2024
Dawn L. Kussow	(Principal Financial and Accounting Officer)

/s/ Jordan R. Asher	Director	February 21, 2024
Jordan R. Asher

/s/ Marcus E. Bromley	Director	February 21, 2024
Marcus E. Bromley

/s/ Frank M. Bumstead	Director	February 21, 2024
Frank M. Bumstead

/s/ Victoria L. Freed	Director	February 21, 2024
Victoria L. Freed

/s/ Denise W. Warren	Director	February 21, 2024
Denise W. Warren

/s/ Lee S. Wielansky	Director	February 21, 2024
Lee S. Wielansky