Form 10-Q
period 2024-03-31
Brookdale Senior Living Inc.
filed 2024-05-08
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 6, 2024, 193,012,561 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$318,549	$277,971
Marketable securities	—	29,755
Restricted cash	45,673	41,341
Accounts receivable, net	49,645	48,393
Prepaid expenses and other current assets, net	101,869	80,908
Total current assets	515,736	478,368
Property, plant and equipment and leasehold intangibles, net	4,293,925	4,330,629
Operating lease right-of-use assets	639,359	670,907
Restricted cash	31,444	30,356
Goodwill	27,321	27,321
Other assets, net	34,539	35,854
Total assets	$5,542,324	$5,573,435
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$65,681	$41,463
Current portion of financing lease obligations	1,095	1,075
Current portion of operating lease obligations	196,560	192,631
Trade accounts payable	74,497	66,526
Accrued expenses	217,941	242,668
Refundable fees and deferred revenue	58,477	55,753
Total current liabilities	614,251	600,116
Long-term debt, less current portion	3,692,132	3,655,850
Financing lease obligations, less current portion	150,495	150,774
Operating lease obligations, less current portion	635,378	683,876
Deferred tax liability	5,562	5,987
Other liabilities	69,058	71,679
Total liabilities	5,166,876	5,168,282
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at March 31, 2024 and December 31, 2023; 203,540,086 and 198,780,826 shares issued and 193,012,561 and 188,253,301 shares outstanding, respectively	2,035	1,988
Additional paid-in-capital	4,342,191	4,342,362
Treasury stock, at cost; 10,527,525 shares at March 31, 2024 and December 31, 2023	(102,774)	(102,774)
Accumulated deficit	(3,867,478)	(3,837,912)
Total Brookdale Senior Living Inc. stockholders' equity	373,974	403,664
Noncontrolling interest	1,474	1,489
Total equity	375,448	405,153
Total liabilities and equity	$5,542,324	$5,573,435

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Resident fees	$744,241	$713,404
Management fees	2,618	2,577
Reimbursed costs incurred on behalf of managed communities	35,972	34,954
Other operating income	—	2,328
Total revenue and other operating income	782,831	753,263

Expense
Facility operating expense (excluding facility depreciation and amortization of $79,904 and $79,317, respectively)	542,550	530,807
General and administrative expense (including non-cash stock-based compensation expense of $3,273 and $3,104, respectively)	45,732	48,619
Facility operating lease expense	51,496	46,127
Depreciation and amortization	86,127	84,934
Asset impairment	1,708	—
Costs incurred on behalf of managed communities	35,972	34,954
Income (loss) from operations	19,246	7,822

Interest income	4,778	5,326
Interest expense:
Debt	(53,456)	(50,315)
Financing lease obligations	(5,061)	(6,552)
Amortization of deferred financing costs	(2,257)	(1,940)
Change in fair value of derivatives	3,087	(904)
Equity in earnings (loss) of unconsolidated ventures	—	(577)
Non-operating gain (loss) on sale of assets, net	704	—
Other non-operating income (loss)	3,338	3,149
Income (loss) before income taxes	(29,621)	(43,991)
Benefit (provision) for income taxes	40	(572)
Net income (loss)	(29,581)	(44,563)
Net (income) loss attributable to noncontrolling interest	15	14
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(29,566)	$(44,549)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.13)	$(0.20)
Weighted average shares used in computing basic and diluted net income (loss) per share	225,890	224,578
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Total equity, balance at beginning of period	$405,153	$584,153

Common stock:
Balance at beginning of period	$1,988	$1,978
Shares issued for settlement of prepaid stock purchase contracts	35	—
Restricted stock and restricted stock units, net	18	16
Shares withheld for employee taxes	(6)	(6)
Balance at end of period	$2,035	$1,988
Additional paid-in-capital:
Balance at beginning of period	$4,342,362	$4,332,302
Compensation expense related to restricted stock grants	3,273	3,104
Shares issued for settlement of prepaid stock purchase contracts	(35)	—
Restricted stock and restricted stock units, net	(18)	(16)
Shares withheld for employee taxes	(3,391)	(1,834)
Balance at end of period	$4,342,191	$4,333,556
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(3,837,912)	$(3,648,901)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(29,566)	(44,549)
Balance at end of period	$(3,867,478)	$(3,693,450)
Noncontrolling interest:
Balance at beginning of period	$1,489	$1,548
Net income (loss) attributable to noncontrolling interest	(15)	(14)
Balance at end of period	$1,474	$1,534
Total equity, balance at end of period	$375,448	$540,854

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	188,253	187,249
Shares issued for settlement of prepaid stock purchase contracts	3,557	—
Restricted stock and restricted stock units, net	1,778	1,545
Shares withheld for employee taxes	(575)	(559)
Balance at end of period	193,013	188,235
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(29,581)	$(44,563)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, net	88,384	86,874
Asset impairment	1,708	—
Equity in (earnings) loss of unconsolidated ventures	—	577
Amortization of entrance fees	—	(508)
Proceeds from deferred entrance fee revenue	—	324
Deferred income tax (benefit) provision	(425)	244
Operating lease expense adjustment	(13,089)	(10,805)
Change in fair value of derivatives	(3,087)	904
Loss (gain) on sale of assets, net	(704)	—
Non-cash stock-based compensation expense	3,273	3,104
Property and casualty insurance income	(2,626)	(3,295)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,253)	3,143
Prepaid expenses and other assets, net	1,708	(7,602)
Prepaid insurance premiums financed with notes payable	(23,319)	(19,305)
Trade accounts payable and accrued expenses	(25,109)	(1,386)
Refundable fees and deferred revenue	2,725	14,092
Operating lease assets and liabilities for lessor capital expenditure reimbursements	249	2,244
Net cash provided by (used in) operating activities	(1,146)	24,042
Cash Flows from Investing Activities
Purchase of marketable securities	—	(49,674)
Sale and maturities of marketable securities	30,000	30,000
Capital expenditures, net of related payables	(44,399)	(49,700)
Proceeds from sale of assets, net	849	—
Property and casualty insurance proceeds	2,642	6,422
Purchase of interest rate cap instruments	(629)	(212)
Proceeds from interest rate cap instruments	4,659	1,212
Other	(68)	(67)
Net cash provided by (used in) investing activities	(6,946)	(62,019)
Cash Flows from Financing Activities
Proceeds from debt	80,923	25,519
Repayment of debt and financing lease obligations	(20,502)	(23,322)
Payment of financing costs, net of related payables	(2,934)	(346)
Payments of employee taxes for withheld shares	(3,397)	(1,680)
Net cash provided by (used in) financing activities	54,090	171
Net increase (decrease) in cash, cash equivalents, and restricted cash	45,998	(37,806)
Cash, cash equivalents, and restricted cash at beginning of period	349,668	474,548
Cash, cash equivalents, and restricted cash at end of period	$395,666	$436,742

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 652 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care, connection, and services in an environment that feels like home. As of March 31, 2024, the Company owned 345 communities, representing a majority of the Company's community portfolio, leased 277 communities, and managed 30 communities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, results of operations, and cash flows of the Company for all periods presented. Certain information and footnote disclosures included in annual financial statements have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024.

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

The following table summarizes the Company's Secured Overnight Financing Rate ("SOFR") interest rate cap instruments as of March 31, 2024.

($ in millions)
Current notional balance	$1,281.9
Weighted average fixed cap rate	4.05%
Weighted average remaining term	0.6 years
Estimated asset fair value (included in other assets, net)	$11.8

As of December 31, 2023, the estimated fair value of the interest rate cap instruments was $13.3 million.

The following table summarizes the Company's SOFR interest rate swap instrument as of March 31, 2024.

($ in millions)
Current notional balance	$220.0
Fixed interest rate	3.00%
Remaining term	0.1 years
Estimated asset fair value (included in other assets, net)	$0.9

As of December 31, 2023, the estimated fair value of the interest rate swap instrument was $1.6 million.

Long-term debt

The Company estimates the fair value of its debt primarily using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. The Company had outstanding long-term debt with a carrying amount of approximately $3.8 billion and $3.7 billion as of March 31, 2024 and December 31, 2023, respectively. Fair value of the long-term debt is approximately $3.5 billion and $3.4 billion as of March 31, 2024 and December 31, 2023, respectively. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

4. Revenue

For the three months ended March 31, 2024 and 2023, the Company generated 93.9% and 93.6%, respectively, of its resident fee revenue from private pay customers and the remainder from government reimbursement programs and other payor sources. Refer to Note 13 for disaggregation of revenue by reportable segment.

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

The Company had total deferred revenue (included within refundable fees and deferred revenue and other liabilities within the condensed consolidated balance sheets) of $51.3 million and $48.3 million, including $27.1 million and $24.1 million of monthly resident fees billed and received in advance, as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, the Company recognized $35.2 million and $36.9 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2024 and 2023, respectively. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

5. Property, Plant and Equipment and Leasehold Intangibles, Net

As of March 31, 2024 and December 31, 2023, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following.

(in thousands)	March 31, 2024	December 31, 2023
Land	$500,649	$500,649
Buildings and improvements	5,362,393	5,348,133
Furniture and equipment	1,125,892	1,111,408
Resident in-place lease intangibles	282,411	282,411
Construction in progress	38,763	33,905
Assets under financing leases and leasehold improvements	1,086,680	1,070,900
Property, plant and equipment and leasehold intangibles	8,396,788	8,347,406
Accumulated depreciation and amortization	(4,102,863)	(4,016,777)
Property, plant and equipment and leasehold intangibles, net	$4,293,925	$4,330,629

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $86.1 million and $84.9 million for the three months ended March 31, 2024 and 2023, respectively. The Company recognized $1.7 million for the three months ended March 31, 2024 of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets, primarily due to property damage sustained at certain communities.

6. Debt

Long-term debt consists of the following.

(in thousands)	March 31, 2024	December 31, 2023
Fixed rate mortgage notes payable due 2025 through 2047; weighted average interest rate of 4.26% as of both March 31, 2024 and December 31, 2023	$1,947,548	$1,953,414
Variable rate mortgage notes payable due 2025 through 2030; weighted average interest rate of 7.75% and 7.74% as of March 31, 2024 and December 31, 2023, respectively	1,570,918	1,524,907
Convertible notes payable due October 2026; interest rate of 2.00% as of both March 31, 2024 and December 31, 2023	230,000	230,000
Tangible equity units senior amortizing notes due November 2025; interest rate of 10.25% as of both March 31, 2024 and December 31, 2023	15,935	17,990
Notes payable for insurance premium financing due 2024; interest rate of 7.40% as of March 31, 2024	22,592	—
Deferred financing costs, net	(29,180)	(28,998)
Total long-term debt	3,757,813	3,697,313
Current portion	65,681	41,463
Total long-term debt, less current portion	$3,692,132	$3,655,850

As of March 31, 2024, the long-term debt, less current portion within the Company's condensed consolidated balance sheet includes $100.0 million of mortgage notes payable scheduled to mature in January 2025 with two one-year extension options, exercisable by the Company subject to the satisfaction of certain conditions.

As of March 31, 2024, 91.1%, or $3.4 billion, of the Company's total debt obligations represented non-recourse property-level mortgage financings.

As of March 31, 2024, $63.5 million of letters of credit and no cash borrowings were outstanding under the Company's $100.0 million secured credit facility. The Company also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of March 31, 2024 under which $14.5 million had been issued as of that date.

2024 Mortgage Financing

In February 2024, the Company obtained $50.0 million of debt secured by first priority mortgages on 11 communities. The loan bears interest at a variable rate equal to SOFR plus a margin of 350 basis points. The debt matures in February 2027 with two one-year extension options, exercisable subject to certain performance criteria.

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

As of March 31, 2024, the Company is in compliance with the financial covenants of its debt agreements.

7. Leases

As of March 31, 2024, the Company operated 277 communities under long-term leases (263 operating leases and 14 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, the Company guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or the leased property revenue. The Company is responsible for all operating costs, including repairs and maintenance, property taxes, and insurance. The leases generally provide for renewal or extension options from 5 to 20 years and in some instances, purchase options.

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

As of March 31, 2024, the Company is in compliance with the financial covenants of its long-term leases.

Lease right-of-use assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not recognize any such impairment charges for the three months ended March 31, 2024 and 2023.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and net cash outflows from leases is as follows.

	Three Months Ended March 31,
Operating Leases (in thousands)	2024	2023
Facility operating expense	$1,920	$1,626
Facility lease expense	51,496	46,127
Operating lease expense	53,416	47,753
Operating lease expense adjustment (1)	13,089	10,805
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(249)	(2,244)
Operating net cash outflows from operating leases	$66,256	$56,314

(1)Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense.

	Three Months Ended March 31,
Financing Leases (in thousands)	2024	2023
Depreciation and amortization	$2,872	$6,655
Interest expense: financing lease obligations	5,061	6,552
Financing lease expense	$7,933	$13,207

Operating cash outflows from financing leases	$5,061	$6,552
Financing cash outflows from financing leases	262	5,852
Total net cash outflows from financing leases	$5,323	$12,404

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the condensed consolidated balance sheet as of March 31, 2024 are as follows (in thousands).

Year Ending December 31,	Operating Leases	Financing Leases
2024 (nine months)	$196,034	$15,198
2025	262,030	6,850
2026	147,485	6,834
2027	149,317	6,083
2028	86,181	5,917
Thereafter	251,474	20,626
Total lease payments	1,092,521	61,508
Purchase option liability and non-cash gain on future sale of property	—	145,136
Imputed interest and variable lease payments	(260,583)	(55,054)
Total lease obligations	$831,938	$151,590

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

9. Stock-Based Compensation

Grants of restricted stock units and stock awards under the Company's 2014 Omnibus Incentive Plan were as follows.

(in thousands, except for weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2024	2,224	$6.36	$14,148

10. Earnings Per Share

Potentially dilutive common stock equivalents for the Company include convertible senior notes, warrants, unvested restricted stock, restricted stock units, and prepaid stock purchase contracts.

On October 1, 2021, the Company issued $230.0 million principal amount of 2.00% convertible senior notes due 2026 (the "Notes"). As of March 31, 2024, the maximum number of shares issuable upon settlement of the Notes is 38.3 million (after giving effect to additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events).

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

During the three months ended December 31, 2022, the Company issued 2,875,000 of its 7.00% tangible equity units (the "Units") at a public offering price of $50.00 per Unit for an aggregate offering of $143.8 million. Each Unit is comprised of a prepaid stock purchase contract and a senior amortizing note with an initial principal amount of $8.8996. Unless settled early in accordance with the terms of the instruments, under each purchase contract, the Company is obligated to deliver to the holder on November 15, 2025 a minimum of 12.9341, and a maximum of 15.1976, shares of the Company's common stock depending on the daily volume-weighted average price of its common stock for the 20 trading days preceding the settlement date. During the three months ended March 31, 2024, 275,000 of the Units were separated at the election of the holders into the two components, prepaid stock purchase contracts and senior amortizing notes, and the Company delivered 3,556,877 shares of the Company’s common stock upon settlement of such prepaid stock purchase contracts. As of March 31, 2024, 2,600,000 prepaid stock purchase contracts remain outstanding, and the maximum number of shares issuable upon settlement of the Units' prepaid stock purchase contracts is 39.5 million.

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the minimum number of shares issuable upon settlement of the prepaid stock purchase contract component of the Units. The following table summarizes the computation of basic weighted average shares presented in the condensed consolidated statements of operations.

	Three Months Ended March 31,
(in thousands)	2024	2023
Weighted average common shares outstanding	190,062	187,392
Weighted average minimum shares issuable under purchase contracts	35,828	37,186
Weighted average shares outstanding - basic	225,890	224,578

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

	As of March 31,
(in millions)	2024	2023
Convertible senior notes	38.3	38.3
Warrants	16.3	16.3
Restricted stock and restricted stock units	6.5	6.6
Incremental shares issuable under purchase contracts	5.9	6.5
Total	67.0	67.7

11. Income Taxes

The difference between the Company's effective tax rate for the three months ended March 31, 2024 and 2023 was primarily due to an increase in the tax benefit on the vesting of restricted stock units and restricted stock awards for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $7.6 million for the three months ended March 31, 2024, which was partially offset by an increase to the valuation allowance of $7.2 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $9.4 million for the three months ended March 31, 2023, which was offset by an increase to the valuation allowance of $9.7 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of March 31, 2024 and December 31, 2023 was $481.4 million and $474.2 million, respectively.

The increase in the valuation allowance for both the three months ended March 31, 2024 and 2023 is the result of current operating losses during the periods and the anticipated reversal of future tax liabilities offset by future tax deductions.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three months ended March 31, 2024 and 2023 which are included in income tax expense or benefit for the period. As of March 31, 2024, tax returns for years 2019 through 2022 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

12. Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2024	2023
Supplemental Disclosure of Cash Flow Information:
Interest paid	$56,271	$55,110
Income taxes paid, net of (refunds)	$3	$(1,346)

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$50,591	$62,912
Capital expenditures - development, net	218	519
Capital expenditures - non-development - reimbursable from lessor	249	2,244
Trade accounts payable	(6,659)	(15,975)
Net cash paid	$44,399	$49,700

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

(in thousands)	March 31, 2024	December 31, 2023
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$318,549	$277,971
Restricted cash	45,673	41,341
Long-term restricted cash	31,444	30,356
Total cash, cash equivalents, and restricted cash	$395,666	$349,668

13. Segment Information

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

The following tables set forth selected segment financial data.

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue and other operating income:
Independent Living(1)	$148,948	$140,656
Assisted Living and Memory Care(1)	510,872	488,804
CCRCs(1)	84,421	86,272
All Other	38,590	37,531
Total revenue and other operating income	$782,831	$753,263
Segment operating income:(2)
Independent Living	$48,643	$46,833
Assisted Living and Memory Care	137,458	124,593
CCRCs	15,590	13,499
All Other	2,618	2,577
Total segment operating income	204,309	187,502
General and administrative expense (including non-cash stock-based compensation expense)	45,732	48,619
Facility operating lease expense	51,496	46,127
Depreciation and amortization	86,127	84,934
Asset impairment	1,708	—
Income (loss) from operations	$19,246	$7,822

	As of
(in thousands)	March 31, 2024	December 31, 2023
Total assets:
Independent Living(3)	$1,192,142	$1,206,021
Assisted Living and Memory Care	3,279,194	3,315,921
CCRCs	607,107	612,521
Corporate and All Other	463,881	438,972
Total assets	$5,542,324	$5,573,435

(1)All revenue and other operating income is earned from external third parties in the United States.

(2)Segment operating income is defined as segment revenues and other operating income less segment facility operating expenses (excluding facility depreciation and amortization) and costs incurred on behalf of managed communities.

(3)The Company's total carrying amount of goodwill is included on the Independent Living segment and was $27.3 million as of both March 31, 2024 and December 31, 2023.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," or other similar words or expressions, and include statements regarding our expected financial and operational results. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; the effects of senior housing construction and development, lower industry occupancy, and increased competition; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment, and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; the impacts of the COVID-19 pandemic, including on the nation's economy and debt and equity markets and the local economies in our markets, and on us and our business, results of operations, cash flow, revenue, expenses, liquidity, and our strategic initiatives, including plans for future growth, which will depend on many factors, some of which cannot be foreseen, including the pace and consistency of recovery from the pandemic and any resurgence or variants of the disease; limits on our ability to use net operating loss carryovers to reduce future tax payments; delays in obtaining regulatory approvals; disruptions in the financial markets or decreases in the appraised values or performance of our communities that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; our ability to generate sufficient cash flow to cover required interest, principal, and long-term lease payments and to fund our planned capital projects; the effect of any non-compliance with any of our debt or lease agreements (including the financial or other covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the inability to renew, restructure, or extend leases, or exercise purchase options at or prior to the end of any existing lease term; the effect of our indebtedness and long-term leases on our liquidity and our ability to operate our business; increases in market interest rates that increase the costs of our debt obligations; our ability to obtain additional capital on terms acceptable to us; departures of key officers and potential disruption caused by changes in management; increased competition for, or a shortage of, associates, wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us, including putative class action complaints, and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts; negative publicity with respect to any lawsuits, claims, or other legal or regulatory proceedings; costs to respond to, and adverse determinations resulting from, government inquiries, reviews, audits, and investigations; the cost and difficulty of complying with increasing and evolving regulation, including new disclosure obligations; changes in, or our failure to comply with, employment-related laws and regulations; the risks associated with current global economic conditions and general economic factors on us and our business partners such as inflation, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits, and insurance, interest rates, tax rates, geopolitical tensions or conflicts, and uncertainty surrounding federal elections; the impact of seasonal contagious illness or an outbreak of COVID-19 or other contagious disease in the markets in which we operate; actions of activist stockholders, including a proxy contest; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended

December 31, 2023. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

Unless otherwise specified, references to "Brookdale," "we," "us," "our," or "the Company" in this Quarterly Report on Form 10-Q mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Overview

We are the nation's premier operator of senior living communities, operating and managing 652 communities in 41 states as of March 31, 2024, with the ability to serve approximately 59,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs").

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

Results of Operations

As of March 31, 2024, our total operations included 652 communities with a capacity to serve approximately 59,000 residents. As of that date, we owned 345 communities (31,169 units), leased 277 communities (19,844 units), and managed 30 communities (4,579 units). The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q. The results of operations for any particular period are not necessarily indicative of results for any future period.

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

Comparison of Three Months Ended March 31, 2024 and 2023

Summary Operating Results

The following table summarizes our overall operating results for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Resident fees	$744,241	$713,404	$30,837	4.3%
Facility operating expense	542,550	530,807	11,743	2.2%
Net income (loss)	(29,581)	(44,563)	(14,982)	(33.6)%
Adjusted EBITDA	97,616	88,623	8,993	10.1%

The increase in resident fees was primarily attributable to a 6.3% increase in same community RevPAR, comprised of a 4.3% increase in same community RevPOR and a 150 basis point increase in same community weighted average occupancy. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $16.3 million less in resident fees during the three months ended March 31, 2024 compared to the prior year period.

The increase in facility operating expense was primarily attributable to a 4.3% increase in same community facility operating expense primarily resulting from broad inflationary pressure, an additional day of expense due to the leap year, and an increase in property repair expense primarily as a result of severe weather events, partially offset by a decrease in the use of premium labor, primarily contract labor. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $13.7 million less in facility operating expense during the three months ended March 31, 2024 compared to the prior year period.

The decrease in net loss was primarily attributable to the increase in resident fees, partially offset by the increase in facility operating expense.

The increase in Adjusted EBITDA was primarily attributable to the increase in resident fees, partially offset by the increase in facility operating expense and the change in classification of $7.4 million of lease payments for 35 communities as cash facility operating lease payments as a result of lease amendments subsequent to the prior year period.

Operating Results - Senior Housing Segments

The following table summarizes the consolidated operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) for the three months ended March 31, 2024 and 2023, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$744,241	$713,404	$30,837		4.3%
Other operating income	$—	$2,328	$(2,328)		(100.0)%
Facility operating expense	$542,550	$530,807	$11,743		2.2%

Number of communities (period end)	622	641	(19)		(3.0)%
Total average units	51,039	52,177	(1,138)		(2.2)%
RevPAR	$4,854	$4,551	$303		6.7%
Occupancy rate (weighted average)	77.9%	76.3%	160	bps	n/a
RevPOR	$6,228	$5,963	$265		4.4%

Same Community Operating Results and Data
Resident fees	$729,127	$685,944	$43,183		6.3%
Other operating income	$—	$2,215	$(2,215)		(100.0)%
Facility operating expense	$527,696	$506,111	$21,585		4.3%

Number of communities	611	611	—		—%
Total average units	50,120	50,124	(4)		—%
RevPAR	$4,849	$4,562	$287		6.3%
Occupancy rate (weighted average)	78.0%	76.5%	150	bps	n/a
RevPOR	$6,218	$5,960	$258		4.3%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended March 31, 2024 and 2023. All 68 of the communities in our Independent Living segment are included within our same community portfolio.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$148,948	$140,602	$8,346		5.9%
Other operating income	$—	$54	$(54)		(100.0)%
Facility operating expense	$100,305	$93,823	$6,482		6.9%

Number of communities (period end)	68	68	—		—%
Total average units	12,564	12,571	(7)		(0.1)%
RevPAR	$3,952	$3,728	$224		6.0%
Occupancy rate (weighted average)	79.6%	78.6%	100	bps	n/a
RevPOR	$4,963	$4,741	$222		4.7%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's RevPAR, comprised of a 4.7% increase in RevPOR and a 100 basis point increase in weighted average occupancy. The increase in the segment's RevPOR was primarily the result of annual in-place rate increases effective January 1, 2024. The increase in the segment's weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic.

The increase in the segment's facility operating expense was primarily attributable to broad inflationary pressure, an additional day of expense due to the leap year, an increase in property repair expense primarily as a result of severe weather events, and increased wireless internet access provided for residents, partially offset by a decrease in the use of premium labor. The segment's same community facility operating expense for the three months ended March 31, 2024 and 2023 excludes $0.4 million and $0.2 million, respectively, of natural disaster expense.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended March 31, 2024 and 2023, including operating results and data on a same community basis.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$510,872	$486,777	$24,095		4.9%
Other operating income	$—	$2,027	$(2,027)		(100.0)%
Facility operating expense	$373,414	$364,211	$9,203		2.5%

Number of communities (period end)	537	554	(17)		(3.1)%
Total average units	33,744	34,414	(670)		(1.9)%
RevPAR	$5,036	$4,710	$326		6.9%
Occupancy rate (weighted average)	77.5%	75.9%	160	bps	n/a
RevPOR	$6,494	$6,204	$290		4.7%

Same Community Operating Results and Data
Resident fees	$502,495	$471,659	$30,836		6.5%
Other operating income	$—	$1,952	$(1,952)		(100.0)%
Facility operating expense	$364,650	$351,368	$13,282		3.8%

Number of communities	527	527	—		—%
Total average units	33,241	33,239	2		—%
RevPAR	$5,039	$4,730	$309		6.5%
Occupancy rate (weighted average)	77.5%	76.0%	150	bps	n/a
RevPOR	$6,498	$6,223	$275		4.4%
The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 4.4% increase in same community RevPOR and a 150 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of annual in-place rate increases effective January 1, 2024. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's resident fees was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $9.5 million less in resident fees during the three months ended March 31, 2024 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily attributable to broad inflationary pressure, an additional day of expense due to the leap year, and an increase in property repair expense primarily as a result of severe weather events, partially offset by a decrease in the use of premium labor, primarily contract labor and a decrease in credit losses. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $7.4 million less in facility operating expense during the three months ended March 31, 2024 compared to the prior year period. The segment's same community facility operating expense for the three months ended March 31, 2024 and 2023 excludes $2.4 million and $0.3 million, respectively, of natural disaster expense, consisting primarily of remediation of winter storm damage.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended March 31, 2024 and 2023, including operating results and data on a same community basis.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$84,421	$86,025	$(1,604)		(1.9)%
Other operating income	$—	$247	$(247)		(100.0)%
Facility operating expense	$68,831	$72,773	$(3,942)		(5.4)%

Number of communities (period end)	17	19	(2)		(10.5)%
Total average units	4,731	5,192	(461)		(8.9)%
RevPAR	$5,948	$5,490	$458		8.3%
Occupancy rate (weighted average)	76.1%	73.4%	270	bps	n/a
RevPOR	$7,815	$7,482	$333		4.5%

Same Community Operating Results and Data
Resident fees	$77,684	$73,683	$4,001		5.4%
Other operating income	$—	$209	$(209)		(100.0)%
Facility operating expense	$63,090	$61,119	$1,971		3.2%

Number of communities	16	16	—		—%
Total average units	4,315	4,314	1		—%
RevPAR	$6,001	$5,693	$308		5.4%
Occupancy rate (weighted average)	76.5%	74.5%	200	bps	n/a
RevPOR	$7,842	$7,638	$204		2.7%
The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $6.8 million less in resident fees during the three months ended March 31, 2024 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 200 basis point increase in same community weighted average occupancy and a 2.7% increase in the segment's same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of annual in-place rate increases effective January 1, 2024, partially offset by an occupancy mix shift to more independent living residents.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $6.3 million less in facility operating expense during the three months ended March 31, 2024 compared to the prior year period. The decrease in the segment's facility operating expense was partially offset by an increase in the segment's same community facility operating expense primarily attributable to broad inflationary pressure and an additional day of expense due to the leap year.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Management fees	$2,618	$2,577	$41	1.6%
Reimbursed costs incurred on behalf of managed communities	35,972	34,954	1,018	2.9%
Costs incurred on behalf of managed communities	35,972	34,954	1,018	2.9%
General and administrative expense	45,732	48,619	(2,887)	(5.9)%
Facility operating lease expense	51,496	46,127	5,369	11.6%
Depreciation and amortization	86,127	84,934	1,193	1.4%
Asset impairment	1,708	—	1,708	NM
Interest income	4,778	5,326	(548)	(10.3)%
Interest expense	57,687	59,711	(2,024)	(3.4)%
Equity in earnings (loss) of unconsolidated ventures	—	(577)	(577)	(100.0)%
Non-operating gain (loss) on sale of assets, net	704	—	704	NM
Other non-operating income (loss)	3,338	3,149	189	6.0%
Benefit (provision) for income taxes	40	(572)	612	NM

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to a decrease in organizational restructuring costs compared to the prior year period, primarily for severance costs for our senior leadership changes during the three months ended March 31, 2023. General and administrative expense includes transaction and organizational restructuring costs of $0.4 million and $3.6 million for the three months ended March 31, 2024 and 2023, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The increase in facility operating lease expense was primarily due to the change in classification of lease costs from financing leases to operating leases as a result of lease amendments subsequent to the prior year period.

Depreciation and Amortization. The increase in depreciation and amortization expense was primarily due to the completion of community renovations, apartment upgrades, and other major building infrastructure projects since the beginning of the prior year period, partially offset by the change in classification of lease costs from financing leases to operating leases as a result of lease amendments subsequent to the prior year period.

Asset Impairment. During the three months ended March 31, 2024, we recorded $1.7 million of non-cash impairment charges, primarily due to property damage sustained at certain communities.

Interest Expense. The decrease in interest expense was primarily due to an increase in the fair value of interest rate derivatives in the current period and a decrease in interest expense on financing lease obligations primarily due to the change in classification of lease costs from financing leases to operating leases as a result of lease amendments subsequent to the prior year period. These changes were partially offset by an increase in interest expense on long-term debt primarily as a result of increases in variable interest rate indices.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended March 31, 2024 and 2023 was primarily due to an increase in the tax benefit on the vesting of restricted stock units and restricted stock awards for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

We recorded an aggregate deferred federal, state, and local tax benefit of $7.6 million for the three months ended March 31, 2024, which was partially offset by an increase in the valuation allowance of $7.2 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of March 31, 2024 and December 31, 2023 was $481.4 million and $474.2 million, respectively.

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

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Net cash provided by (used in) operating activities	$(1,146)	$24,042	$(25,188)	NM
Net cash provided by (used in) investing activities	(6,946)	(62,019)	(55,073)	(88.8)%
Net cash provided by (used in) financing activities	54,090	171	53,919	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	45,998	(37,806)	83,804	NM
Cash, cash equivalents, and restricted cash at beginning of period	349,668	474,548	(124,880)	(26.3)%
Cash, cash equivalents, and restricted cash at end of period	$395,666	$436,742	$(41,076)	(9.4)%
Adjusted Free Cash Flow	$(26,287)	$(21,239)	$(5,048)	(23.8)%

The change in net cash provided by (used in) operating activities was primarily attributable to an increase in incentive compensation payments, a decrease in cash received associated with government grants and credits, and an increase in facility operating expense compared to the prior year period, partially offset by increases in resident fees compared to the prior year period. Net cash used in operating activities of $1.1 million for the three months ended March 31, 2024 primarily reflects the impact of $45.0 million of net cash used for changes in operating assets and liabilities, including payments under our annual and long-term incentive compensation programs and annual insurance premium payments made during the period. We expect that net cash provided by (used in) changes in operating assets and liabilities may fluctuate in future periods as a result of a number of factors, including the timing of collection of resident fees and the timing of payments for employee compensation and other expenditures. Changes in operating assets and liabilities are generally neutral over an entire annual period.

The decrease in net cash used in investing activities was primarily attributable to a $49.7 million decrease in purchases of marketable securities and a $5.3 million decrease in cash paid for capital expenditures compared to the prior year period.

The increase in net cash provided by financing activities was primarily attributable to $50.0 million of debt secured by first priority mortgages on 11 communities during the three months ended March 31, 2024.

The change in Adjusted Free Cash Flow was primarily attributable to the change in net cash provided by (used in) operating activities, partially offset by a $12.3 million decrease in non-development capital expenditures, net compared to the prior year period.

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
•debt, interest, and lease payments;
•investment in our healthcare and wellness initiatives;
•transaction consideration and related expenses;
•capital expenditures and improvements;
•cash collateral required to be posted in connection with our financial instruments and insurance programs; and
•other corporate initiatives (including information systems and other strategic projects).

In addition, we may use liquidity to the extent that we identify potential lease restructuring opportunities or exercise available lease purchase options.

We are highly leveraged and have significant debt and lease obligations. As of March 31, 2024, we had $3.8 billion of debt outstanding at a weighted average interest rate of 5.62%. As of such date, 91.1%, or $3.4 billion, of our total debt obligations represented non-recourse property-level mortgage financings.

As of March 31, 2024, we had $1.0 billion of operating and financing lease obligations, and for the twelve months ending March 31, 2025, we will be required to make approximately $278.4 million of cash lease payments in connection with our existing operating and financing leases.

Total liquidity of $355.1 million as of March 31, 2024 included $318.5 million of unrestricted cash and cash equivalents (excluding restricted cash of $77.1 million) and $36.5 million of availability on our secured credit facility. Total liquidity as of March 31, 2024 increased $14.4 million from total liquidity of $340.7 million as of December 31, 2023. The increase was primarily attributable to $50.0 million of mortgage debt proceeds, partially offset by negative $26.3 million of Adjusted Free Cash Flow and repayments of mortgage debt.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission ("SEC") on February 21, 2024. Since the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance, decreases in their appraised values, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities’ maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. As of March 31, 2024, 10% of our owned communities were unencumbered by mortgage debt.

As of March 31, 2024, our current liabilities exceeded current assets by $98.5 million. Included in our current liabilities is $197.7 million of the current portion of operating and financing lease obligations, for which the associated right-of-use assets are excluded from current assets on our condensed consolidated balance sheets. We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand and cash equivalents, and proceeds from financings and refinancings of various assets will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to seek opportunities to preserve and enhance our liquidity, including through increasing our RevPAR, maintaining appropriate expense discipline, continuing to refinance or exercise available extension options for maturing debt, continuing to evaluate our capital structure and the state of debt and equity markets, and monetizing non-strategic or underperforming owned assets. There is no assurance that financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in monetizing certain assets or exercising extension options.

We have completed the refinancing of all of our mortgage debt maturities due in 2024. Our inability to exercise available extension options or obtain refinancing proceeds sufficient to cover 2025 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

The following table summarizes our capital expenditures for the three months ended March 31, 2024 for our consolidated business.

(in thousands)
Community-level capital expenditures, net(1)	$40,374
Corporate capital expenditures, net	10,217
Non-development capital expenditures, net(2)	50,591
Development capital expenditures, net	218
Total capital expenditures, net	$50,809

(1)Reflects the amount invested, net of lessor reimbursements of $0.2 million.

(2)Amount is included in Adjusted Free Cash Flow.

In the aggregate, we expect our full-year 2024 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $180.0 million. We anticipate that our 2024 capital expenditures will be funded from cash on hand, cash equivalents, cash flows from operations, reimbursements from lessors, and reimbursement from our property and casualty insurance policies.

Credit Facilities

In December 2023, we amended our revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The amended agreement provides an expanded commitment amount of up to $100.0 million which can be drawn in cash or as letters of credit. The credit facility matures in January 2027, and we have the option to extend the facility for two additional terms of approximately one year each subject to the satisfaction of certain conditions. Amounts drawn under the facility will bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging from 2.5% to 3.0% based upon the percentage of the total commitment drawn. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of March 31, 2024. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon certain calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of March 31, 2024, $63.5 million of letters of credit and no cash borrowings were outstanding under our $100.0 million secured credit facility and the facility had $36.5 million of availability. We also had a separate secured letter of credit facility providing up to $15.0 million of letters of credit as of March 31, 2024 under which $14.5 million had been issued as of that date.

Long-Term Leases

As of March 31, 2024, we operated 277 communities under long-term leases (263 operating leases and 14 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, we guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or leased property revenue. Approximately 88% of our community lease payments for the three months ended March 31, 2024 are subject to a weighted average maximum annual increase of 2.7% for community leases subject to fixed annual escalators or variable annual escalators based on the consumer price index subject to a cap. The remaining community lease payments are subject to variable annual escalators primarily based upon the change in the consumer price index. We are responsible for all operating costs, including repairs and maintenance, property taxes, and insurance. The lease terms generally provide for renewal or extension options from 5 to 20 years, and, in some instances, purchase options.

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

For the three months ended March 31, 2024 and 2023, our cash lease payments for our operating leases were $66.5 million and $58.6 million, respectively, and for our financing leases were $5.3 million and $12.4 million, respectively. For the twelve months ending March 31, 2025, we will be required to make $278.4 million of cash lease payments in connection with our existing operating and financing leases.

Debt and Lease Covenants

Certain of our long-term debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities and/or increased by accumulated depreciation and amortization, and/or further adjusted for certain other specified adjustments. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date. As of March 31, 2024, our liquidity was $355.1 million.

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

As of March 31, 2024, we are in compliance with the financial covenants of our debt agreements and long-term leases.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP performance measure that we define as net income (loss) excluding: benefit/provision for income taxes, non-operating income/expense items, and depreciation and amortization; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, cost reduction, or organizational restructuring items that management does not consider as part of our underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include non-cash impairment charges, operating lease expense adjustment, non-cash stock-based compensation expense, and transaction and organizational restructuring costs. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income (loss)	$(29,581)	$(44,563)
Provision (benefit) for income taxes	(40)	572
Equity in (earnings) loss of unconsolidated ventures	—	577
Non-operating loss (gain) on sale of assets, net	(704)	—
Other non-operating (income) loss	(3,338)	(3,149)
Interest expense	57,687	59,711
Interest income	(4,778)	(5,326)
Income (loss) from operations	19,246	7,822
Depreciation and amortization	86,127	84,934
Asset impairment	1,708	—
Operating lease expense adjustment	(13,089)	(10,805)
Non-cash stock-based compensation expense	3,273	3,104
Transaction and organizational restructuring costs	351	3,568
Adjusted EBITDA	$97,616	$88,623

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$(1,146)	$24,042
Net cash provided by (used in) investing activities	(6,946)	(62,019)
Net cash provided by (used in) financing activities	54,090	171
Net increase (decrease) in cash, cash equivalents, and restricted cash	$45,998	$(37,806)

Net cash provided by (used in) operating activities	$(1,146)	$24,042
Changes in prepaid insurance premiums financed with notes payable	23,319	19,305
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(249)	(2,244)
Non-development capital expenditures, net	(50,591)	(62,912)
Property and casualty insurance proceeds	2,642	6,422
Payment of financing lease obligations	(262)	(5,852)
Adjusted Free Cash Flow	$(26,287)	$(21,239)
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of March 31, 2024, 58.5%, or $2.2 billion, of our long-term debt had a weighted average fixed interest rate of 4.10%. As of March 31, 2024, we had $1.6 billion of long-term variable rate debt, at a weighted average interest rate of 7.75%.

In the normal course of business, we enter into certain interest rate cap and swap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of March 31, 2024, our $1.6 billion of outstanding long-term variable rate debt is indexed to SOFR plus a weighted average margin of 242 basis points. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in SOFR. As of March 31, 2024, $1.5 billion, or 94%, of our long-term variable rate debt is subject to interest rate cap or swap agreements and $0.1 billion of our variable rate debt is not subject to any interest rate cap or swap agreements. For our SOFR interest rate cap and swap agreements as of March 31, 2024, the weighted average fixed interest rate is 3.90%, and the weighted average remaining term is 0.5 years. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in SOFR as of March 31, 2024.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$1.5
200	2.9
500	6.4
1,000	11.5

(1)Amounts are after consideration of interest rate cap and swap agreements in place as of March 31, 2024.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 8 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended March 31, 2024 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
1/1/2024 - 1/31/2024	—	$—	—	$44,026
2/1/2024 - 2/29/2024	573,062	5.91	—	44,026
3/1/2024 - 3/31/2024	1,911	5.57	—	44,026
Total	574,973	$5.91	—

(1)Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock units. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock units or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)In 2016, our Board of Directors approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of March 31, 2024, $44.0 million remained available under the repurchase program.

Item 5.  Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Restricted Stock Unit Agreement under the Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (the "Omnibus Incentive Plan") dated as of February 15, 2024, by and between the Company and Lucinda M. Baier.

10.2	Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2024 Time-Based Form for Executive Officers other than CEO).
10.3	Performance-Based Restricted Stock Unit Agreement under the Omnibus Incentive Plan dated as of February 15, 2024, by and between the Company and Lucinda M. Baier.†
10.4	Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan (2024 Performance-Based Form for Executive Officers other than CEO).†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).
†    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Dawn L. Kussow
Name:	Dawn L. Kussow
Title:	Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)
Date:	May 8, 2024