Form 10-Q
period 2024-06-30
Brookdale Senior Living Inc.
filed 2024-08-09
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 7, 2024, 197,201,015 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted stock and restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$290,018	$277,971
Marketable securities	19,727	29,755
Restricted cash	43,959	41,341
Accounts receivable, net	49,782	48,393
Prepaid expenses and other current assets, net	89,343	80,908
Total current assets	492,829	478,368
Property, plant and equipment and leasehold intangibles, net	4,256,490	4,330,629
Operating lease right-of-use assets	603,816	670,907
Restricted cash	28,527	30,356
Goodwill	27,321	27,321
Other assets, net	41,903	35,854
Total assets	$5,450,886	$5,573,435
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$60,939	$41,463
Current portion of financing lease obligations	1,123	1,075
Current portion of operating lease obligations	199,226	192,631
Trade accounts payable	74,700	66,526
Accrued expenses	231,908	242,668
Refundable fees and deferred revenue	54,189	55,753
Total current liabilities	622,085	600,116
Long-term debt, less current portion	3,679,102	3,655,850
Financing lease obligations, less current portion	150,240	150,774
Operating lease obligations, less current portion	584,556	683,876
Deferred tax liability	5,627	5,987
Other liabilities	67,603	71,679
Total liabilities	5,109,213	5,168,282
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at June 30, 2024 and December 31, 2023; 207,728,540 and 198,780,826 shares issued and 197,201,015 and 188,253,301 shares outstanding, respectively	2,077	1,988
Additional paid-in-capital	4,346,116	4,342,362
Treasury stock, at cost; 10,527,525 shares at June 30, 2024 and December 31, 2023	(102,774)	(102,774)
Accumulated deficit	(3,905,205)	(3,837,912)
Total Brookdale Senior Living Inc. stockholders' equity	340,214	403,664
Noncontrolling interest	1,459	1,489
Total equity	341,673	405,153
Total liabilities and equity	$5,450,886	$5,573,435

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Resident fees	$739,709	$710,161	$1,483,950	$1,423,565
Management fees	2,616	2,510	5,234	5,087
Reimbursed costs incurred on behalf of managed communities	35,216	33,999	71,188	68,953
Other operating income	—	4,122	—	6,450
Total revenue and other operating income	777,541	750,792	1,560,372	1,504,055

Facility operating expense (excluding facility depreciation and amortization of $81,706, $77,846, $161,610, and $157,163, respectively)	537,507	531,118	1,080,057	1,061,925
General and administrative expense (including non-cash stock-based compensation expense of $3,975, $2,969, $7,248, and $6,073, respectively)	46,664	45,326	92,396	93,945
Facility operating lease expense	50,964	50,512	102,460	96,639
Depreciation and amortization	88,028	84,448	174,155	169,382
Asset impairment	—	520	1,708	520
Loss (gain) on sale of communities, net	—	(36,296)	—	(36,296)
Costs incurred on behalf of managed communities	35,216	33,999	71,188	68,953
Income (loss) from operations	19,162	41,165	38,408	48,987

Interest income	4,714	6,115	9,492	11,441
Interest expense:
Debt	(53,778)	(52,256)	(107,234)	(102,571)
Financing lease obligations	(5,110)	(5,453)	(10,171)	(12,005)
Amortization of deferred financing costs	(2,334)	(1,899)	(4,591)	(3,839)
Change in fair value of derivatives	(345)	5,173	2,742	4,269
Equity in earnings (loss) of unconsolidated ventures	—	(1,153)	—	(1,730)
Non-operating gain (loss) on sale of assets, net	199	860	903	860
Other non-operating income (loss)	199	3,197	3,537	6,346
Income (loss) before income taxes	(37,293)	(4,251)	(66,914)	(48,242)
Benefit (provision) for income taxes	(449)	(275)	(409)	(847)
Net income (loss)	(37,742)	(4,526)	(67,323)	(49,089)
Net (income) loss attributable to noncontrolling interest	15	16	30	30
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(37,727)	$(4,510)	$(67,293)	$(49,059)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.17)	$(0.02)	$(0.30)	$(0.22)
Weighted average shares used in computing basic and diluted net income (loss) per share	226,789	225,404	226,340	224,994
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total equity, balance at beginning of period	$375,448	$540,854	$405,153	$584,153

Common stock:
Balance at beginning of period	$2,035	$1,988	$1,988	$1,978
Shares issued for settlement of prepaid stock purchase contracts	32	—	67	—
Shares issued for warrant exercise	9	—	9	—
Restricted stock and restricted stock units, net	1	—	19	16
Shares withheld for employee taxes	—	—	(6)	(6)
Balance at end of period	$2,077	$1,988	$2,077	$1,988
Additional paid-in-capital:
Balance at beginning of period	$4,342,191	$4,333,556	$4,342,362	$4,332,302
Compensation expense related to restricted stock grants	3,975	2,969	7,248	6,073
Shares issued for settlement of prepaid stock purchase contracts	(32)	—	(67)	—
Shares issued for warrant exercise	(9)	—	(9)	—
Restricted stock and restricted stock units, net	(1)	—	(19)	(16)
Shares withheld for employee taxes	(8)	(21)	(3,399)	(1,855)
Balance at end of period	$4,346,116	$4,336,504	$4,346,116	$4,336,504
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(3,867,478)	$(3,693,450)	$(3,837,912)	$(3,648,901)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(37,727)	(4,510)	(67,293)	(49,059)
Balance at end of period	$(3,905,205)	$(3,697,960)	$(3,905,205)	$(3,697,960)
Noncontrolling interest:
Balance at beginning of period	$1,474	$1,534	$1,489	$1,548
Net income (loss) attributable to noncontrolling interest	(15)	(16)	(30)	(30)
Balance at end of period	$1,459	$1,518	$1,459	$1,518
Total equity, balance at end of period	$341,673	$539,276	$341,673	$539,276

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	193,013	188,235	188,253	187,249
Shares issued for settlement of prepaid stock purchase contracts	3,152	—	6,709	—
Shares issued for warrant exercise	942	—	942	—
Restricted stock and restricted stock units, net	95	6	1,873	1,551
Shares withheld for employee taxes	(1)	(6)	(576)	(565)
Balance at end of period	197,201	188,235	197,201	188,235
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(67,323)	$(49,089)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, net	178,746	173,221
Asset impairment	1,708	520
Equity in (earnings) loss of unconsolidated ventures	—	1,730
Distributions from unconsolidated ventures from cumulative share of net earnings	—	430
Amortization of entrance fees	—	(732)
Proceeds from deferred entrance fee revenue	—	477
Deferred income tax (benefit) provision	(360)	188
Operating lease expense adjustment	(26,572)	(22,362)
Change in fair value of derivatives	(2,742)	(4,269)
Loss (gain) on sale of assets, net	(903)	(37,156)
Non-cash stock-based compensation expense	7,248	6,073
Property and casualty insurance income	(2,688)	(3,927)
Other non-operating (income) loss	—	(2,542)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,390)	7,550
Prepaid expenses and other assets, net	(855)	11,711
Prepaid insurance premiums financed with notes payable	(15,702)	(13,004)
Trade accounts payable and accrued expenses	(14,380)	3,782
Refundable fees and deferred revenue	(1,563)	13,021
Operating lease assets and liabilities for lessor capital expenditure reimbursements	1,300	2,244
Net cash provided by (used in) operating activities	54,524	87,866
Cash Flows from Investing Activities
Purchase of marketable securities	(19,591)	(110,754)
Sale and maturities of marketable securities	30,000	65,100
Capital expenditures, net of related payables	(95,973)	(109,825)
Acquisition of assets, net of cash acquired	—	(574)
Proceeds from sale of assets, net	7,017	43,059
Property and casualty insurance proceeds	2,704	8,789
Purchase of interest rate cap instruments	(8,513)	(3,019)
Proceeds from interest rate cap instruments	9,129	3,423
Other	(176)	(109)
Net cash provided by (used in) investing activities	(75,403)	(103,910)
Cash Flows from Financing Activities
Proceeds from debt	81,271	25,532
Repayment of debt and financing lease obligations	(41,077)	(72,917)
Payment of financing costs, net of related payables	(3,074)	(676)
Payments of employee taxes for withheld shares	(3,405)	(1,861)
Net cash provided by (used in) financing activities	33,715	(49,922)
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,836	(65,966)
Cash, cash equivalents, and restricted cash at beginning of period	349,668	474,548
Cash, cash equivalents, and restricted cash at end of period	$362,504	$408,582

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 649 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care, connection, and services in an environment that feels like home. As of June 30, 2024, the Company owned 342 communities, representing a majority of the Company's community portfolio, leased 277 communities, and managed 30 communities.

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

3. Fair Value Measurements

Marketable Securities

As of June 30, 2024 and December 31, 2023, marketable securities of $19.7 million and $29.8 million, respectively, are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

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

The following table summarizes the Company's Secured Overnight Financing Rate ("SOFR") interest rate cap instruments as of June 30, 2024.

($ in millions)
Current notional balance	$1,257.5
Weighted average fixed cap rate	3.90%
Weighted average remaining term	0.7 years
Estimated asset fair value (included in other assets, net)	$15.5

As of December 31, 2023, the estimated fair value of the interest rate cap instruments was $13.3 million.

The following table summarizes the Company's SOFR interest rate swap instrument as of June 30, 2024.

($ in millions)
Current notional balance	$220.0
Fixed interest rate	4.25%
Remaining term	1.3 years
Estimated asset fair value (included in other assets, net)	$1.6

As of December 31, 2023, the estimated fair value of the interest rate swap instrument was $1.6 million.

Long-term debt

The Company estimates the fair value of its debt primarily using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. The Company had outstanding long-term debt with a carrying amount of approximately $3.7 billion as of both June 30, 2024 and December 31, 2023. Fair value of the long-term debt is approximately $3.5 billion and $3.4 billion as of June 30, 2024 and December 31, 2023, respectively. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

4. Revenue

The Company disaggregates its revenue from contracts with customers by payor source as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. Resident fee revenue by payor source is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Private pay	94.1%	93.8%	94.0%	93.7%
Government reimbursement	4.6%	4.8%	4.6%	4.9%
Other third-party payor programs	1.3%	1.4%	1.4%	1.4%

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

The Company had total deferred revenue (included within refundable fees and deferred revenue and other liabilities within the condensed consolidated balance sheets) of $48.8 million and $48.3 million, including $23.0 million and $24.1 million of monthly resident fees billed and received in advance, as of June 30, 2024 and December 31, 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized $42.8 million and $44.9 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2024 and 2023, respectively. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

5. Property, Plant and Equipment and Leasehold Intangibles, Net

As of June 30, 2024 and December 31, 2023, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following.

(in thousands)	June 30, 2024	December 31, 2023
Land	$497,829	$500,649
Buildings and improvements	5,372,852	5,348,133
Furniture and equipment	1,143,172	1,111,408
Resident in-place lease intangibles	281,041	282,411
Construction in progress	35,412	33,905
Assets under financing leases and leasehold improvements	1,110,127	1,070,900
Property, plant and equipment and leasehold intangibles	8,440,433	8,347,406
Accumulated depreciation and amortization	(4,183,943)	(4,016,777)
Property, plant and equipment and leasehold intangibles, net	$4,256,490	$4,330,629

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $88.0 million and $84.4 million for the three months ended June 30, 2024 and 2023, respectively, and $174.2 million and $169.4 million for the six months ended June 30, 2024 and 2023, respectively. The Company did not recognize any impairment charges for the three months ended June 30, 2024. The Company recognized $1.7 million for the six months ended June 30, 2024 and $0.5 million for both the three and six months ended June 30, 2023 of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets, primarily due to property damage sustained at certain communities.

6. Debt

Long-term debt consists of the following.

(in thousands)	June 30, 2024	December 31, 2023
Fixed rate mortgage notes payable due 2025 through 2047; weighted average interest rate of 4.26% as of both June 30, 2024 and December 31, 2023	$1,941,759	$1,953,414
Variable rate mortgage notes payable due 2025 through 2030; weighted average interest rate of 7.76% and 7.74% as of June 30, 2024 and December 31, 2023, respectively	1,566,960	1,524,907
Convertible notes payable due October 2026; interest rate of 2.00% as of both June 30, 2024 and December 31, 2023	230,000	230,000
Tangible equity units senior amortizing notes due November 2025; interest rate of 10.25% as of both June 30, 2024 and December 31, 2023	13,827	17,990
Notes payable for insurance premium financing due 2024; interest rate of 7.40% as of June 30, 2024	14,486	—
Deferred financing costs, net	(26,991)	(28,998)
Total long-term debt	3,740,041	3,697,313
Current portion	60,939	41,463
Total long-term debt, less current portion	$3,679,102	$3,655,850

As of June 30, 2024, the long-term debt, less current portion within the Company's condensed consolidated balance sheet includes $100.0 million of mortgage notes payable scheduled to mature in January 2025 with two one-year extension options, exercisable by the Company subject to the satisfaction of certain conditions.

As of June 30, 2024, 91.3%, or $3.4 billion, of the Company's total debt obligations represented non-recourse property-level mortgage financings.

As of June 30, 2024, $58.8 million of letters of credit and no cash borrowings were outstanding under the Company's $100.0 million secured credit facility. The Company also had a separate secured letter of credit facility providing up to $17.0 million of letters of credit as of June 30, 2024 under which $15.7 million had been issued as of that date.

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

As of June 30, 2024, the Company is in compliance with the financial covenants of its debt agreements.

7. Leases

As of June 30, 2024, the Company operated 277 communities under long-term leases (263 operating leases and 14 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, the Company guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of June 30, 2024, the Company is in compliance with the financial covenants of its long-term lease agreements.

Lease right-of-use assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not recognize any such impairment charges for the three and six months ended June 30, 2024 and 2023.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and net cash outflows from leases is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Leases (in thousands)	2024	2023	2024	2023
Facility operating expense	$2,176	$1,732	$4,096	$3,358
Facility lease expense	50,964	50,512	102,460	96,639
Operating lease expense	53,140	52,244	106,556	99,997
Operating lease expense adjustment (1)	13,483	11,557	26,572	22,362
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(1,051)	—	(1,300)	(2,244)
Operating net cash outflows from operating leases	$65,572	$63,801	$131,828	$120,115

(1)Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense.

	Three Months Ended June 30,		Six Months Ended June 30,
Financing Leases (in thousands)	2024	2023	2024	2023
Depreciation and amortization	$2,898	$4,091	$5,770	$10,476
Interest expense: financing lease obligations	5,110	5,453	10,171	12,005
Financing lease expense	$8,008	$9,544	$15,941	$22,481

Operating cash outflows from financing leases	$5,110	$5,453	$10,171	$12,005
Financing cash outflows from financing leases	265	2,126	527	7,978
Total net cash outflows from financing leases	$5,375	$7,579	$10,698	$19,983

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the condensed consolidated balance sheet as of June 30, 2024 are as follows (in thousands).

Year Ending December 31,	Operating Leases	Financing Leases
2024 (six months)	$129,816	$10,209
2025	261,680	7,004
2026	147,137	6,988
2027	148,971	6,237
2028	85,882	6,071
Thereafter	252,096	21,146
Total lease payments	1,025,582	57,655
Purchase option liability and non-cash gain on future sale of property	—	145,136
Imputed interest and variable lease payments	(241,800)	(51,428)
Total lease obligations	$783,782	$151,363

Subsequent to the three months ended June 30, 2024, the Company and Omega Healthcare Investors, Inc. ("Omega") amended the existing master lease pursuant to which the Company continues to lease 24 communities from Omega. The Company's amended master lease has an initial term to expire on December 31, 2037. As part of the amendment, Omega agreed to make available up to $80.0 million to fund costs associated with capital expenditures for the communities through December 31, 2037. The annual rent under the lease will not be adjusted upon reimbursements for capital expenditures in the aggregate amount of up to $30.0 million of the $80.0 million pool, which is available in certain tranches through June 30, 2028. With respect to the remaining $50.0 million of the $80.0 million pool, the annual rent under the lease will prospectively increase by the amount of each reimbursement multiplied by 9.5%. The $50.0 million will be available in certain tranches beginning January 1, 2025, subject to certain annual reimbursement caps specified in the lease. Under the terms of the amendment, rent will escalate annually per the terms of the existing lease escalator, with a potential minor contingent rent adjustment beginning in 2028 depending on lease performance. The Company preliminarily estimates that the lease modification will increase the right-of-use assets and lease obligations recognized on its condensed consolidated balance sheet each by approximately $220.0 million.

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

9. Stock-Based Compensation

Grants of restricted stock units and stock awards under the Company's 2014 Omnibus Incentive Plan were as follows.

(in thousands, except for weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2024	2,224	$6.36	$14,148
Three months ended June 30, 2024	17	$6.86	$115

10. Earnings Per Share

Potentially dilutive common stock equivalents for the Company include convertible senior notes, warrants, unvested restricted stock, restricted stock units, and prepaid stock purchase contracts.

On October 1, 2021, the Company issued $230.0 million principal amount of 2.00% convertible senior notes due 2026 (the "Notes"). As of June 30, 2024, the maximum number of shares issuable upon settlement of the Notes is 38.3 million (after giving effect to additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events).

On July 26, 2020, the Company issued to Ventas, Inc. ("Ventas") a warrant (the "Warrant") to purchase 16.3 million shares of the Company’s common stock, $0.01 par value per share, at a price per share of $3.00. The Warrant is exercisable at Ventas' option at any time and from time to time, in whole or in part, until December 31, 2025. The exercise price and the number of shares issuable on exercise of the Warrant are subject to certain anti-dilution adjustments, including for cash dividends, stock dividends, stock splits, reclassifications, non-cash distributions, certain repurchases of common stock, and business combination transactions. During the three months ended June 30, 2024, the Company issued 942,424 shares of common stock upon the partial exercise of the Warrant by Ventas for 1.7 million shares, net of shares withheld to satisfy the aggregate exercise price. As of June 30, 2024, the Warrant remains outstanding for the right to purchase 14.6 million shares of the Company's common stock.

During the three months ended December 31, 2022, the Company issued 2,875,000 of its 7.00% tangible equity units (the "Units") at a public offering price of $50.00 per Unit for an aggregate offering of $143.8 million. Each Unit is comprised of a prepaid stock purchase contract and a senior amortizing note with an initial principal amount of $8.8996. Unless settled early in accordance with the terms of the instruments, under each purchase contract, the Company is obligated to deliver to the holder on November 15, 2025 a minimum of 12.9341, and a maximum of 15.1976, shares of the Company's common stock depending on the daily volume-weighted average price of its common stock for the 20 trading days preceding the settlement date. During the three and six months ended June 30, 2024, 243,662 and 518,662, respectively, of the Units were separated at the election of the holders into the two components, prepaid stock purchase contracts and senior amortizing notes, and the Company delivered 3,151,548 and 6,708,425 shares of the Company’s common stock upon settlement of such prepaid stock purchase contracts for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, 2,356,338 prepaid stock purchase contracts remain outstanding, and the maximum number of shares issuable upon settlement of the Units' prepaid stock purchase contracts is 35.8 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Weighted average common shares outstanding	194,788	188,218	192,425	187,808
Weighted average minimum shares issuable under purchase contracts	32,001	37,186	33,915	37,186
Weighted average shares outstanding - basic	226,789	225,404	226,340	224,994

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

	As of June 30,
(in millions)	2024	2023
Convertible senior notes	38.3	38.3
Warrants	14.6	16.3
Restricted stock and restricted stock units	6.5	6.5
Incremental shares issuable under purchase contracts	5.3	6.5
Total	64.7	67.6

11. Income Taxes

The difference between the Company's effective tax rate for the three months ended June 30, 2024 and 2023 was primarily due to an increase in the valuation allowance recorded on operating losses during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The difference between the Company's effective tax rate for the six months ended June 30, 2024 and 2023 was primarily due to an increase in the tax benefit on the vesting of restricted stock units for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $9.1 million for the three months ended June 30, 2024, which was offset by an increase to the valuation allowance of $9.2 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $16.7 million for the six months ended June 30, 2024, which was partially offset by an increase to the valuation allowance of $16.3 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $1.4 million for the three months ended June 30, 2023, which was partially offset by an increase to the valuation allowance of $1.3 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $10.8 million for the six months ended June 30, 2023, which was offset by an increase to the valuation allowance of $11.0 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of June 30, 2024 and December 31, 2023 was $490.5 million and $474.2 million, respectively.

The increase in the valuation allowance for both the six months ended June 30, 2024 and 2023 is the result of current operating losses during the periods and the anticipated reversal of future tax liabilities offset by future tax deductions.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three and six months ended June 30, 2024 and 2023 which are included in income tax expense or benefit for the period. As of June 30, 2024, tax returns for years 2019 through 2022 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

12. Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(in thousands)	2024	2023
Supplemental Disclosure of Cash Flow Information:
Interest paid	$117,143	$114,194
Income taxes paid, net of (refunds)	$1,213	$(946)

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$102,916	$127,727
Capital expenditures - development, net	433	904
Capital expenditures - non-development - reimbursable from lessor	1,300	2,244
Trade accounts payable	(8,676)	(21,050)
Net cash paid	$95,973	$109,825
Acquisition of assets, net of cash acquired:
Prepaid expenses and other assets, net	$—	$23
Property, plant and equipment and leasehold intangibles, net	—	6,872
Investment in unconsolidated ventures	—	(3,395)
Other liabilities	—	(384)
Other non-operating loss (income)	—	(2,542)
Net cash paid	$—	$574
Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$(362)	$(1,538)
Property, plant and equipment and leasehold intangibles, net	(6,311)	(23,733)
Refundable fees and deferred revenue	—	9,347
Other liabilities	559	10,021
Non-operating loss (gain) on sale of assets, net	(903)	(860)
Loss (gain) on sale of communities, net	—	(36,296)
Net cash received	$(7,017)	$(43,059)

Supplemental Schedule of Non-cash Operating, Investing, and Financing Activities:
Non-cash lease transactions, net:
Property, plant and equipment and leasehold intangibles, net	$38	$(51,584)
Operating lease right-of-use assets	3,420	178,409
Financing lease obligations	(38)	88,886
Operating lease obligations	(3,420)	(215,711)
Net	$—	$—

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

(in thousands)	June 30, 2024	December 31, 2023
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$290,018	$277,971
Restricted cash - current	43,959	41,341
Restricted cash - non-current	28,527	30,356
Total cash, cash equivalents, and restricted cash	$362,504	$349,668

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

The following tables set forth selected segment financial data.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue and other operating income:
Independent Living(1)	$149,542	$140,888	$298,490	$281,544
Assisted Living and Memory Care(1)	507,191	490,286	1,018,063	979,090
CCRCs(1)	82,976	83,109	167,397	169,381
All Other	37,832	36,509	76,422	74,040
Total revenue and other operating income	$777,541	$750,792	$1,560,372	$1,504,055
Segment operating income:(2)
Independent Living	$50,334	$46,361	$98,977	$93,194
Assisted Living and Memory Care	136,155	124,616	273,613	249,209
CCRCs	15,713	12,188	31,303	25,687
All Other	2,616	2,510	5,234	5,087
Total segment operating income	204,818	185,675	409,127	373,177
General and administrative expense (including non-cash stock-based compensation expense)	46,664	45,326	92,396	93,945
Facility operating lease expense	50,964	50,512	102,460	96,639
Depreciation and amortization	88,028	84,448	174,155	169,382
Asset impairment	—	520	1,708	520
Loss (gain) on sale of communities, net	—	(36,296)	—	(36,296)
Income (loss) from operations	$19,162	$41,165	$38,408	$48,987

	As of
(in thousands)	June 30, 2024	December 31, 2023
Total assets:
Independent Living(3)	$1,174,509	$1,206,021
Assisted Living and Memory Care	3,227,652	3,315,921
CCRCs	598,719	612,521
Corporate and All Other	450,006	438,972
Total assets	$5,450,886	$5,573,435

(1)All revenue and other operating income is earned from external third parties in the United States.

(2)Segment operating income is defined as segment revenues and other operating income less segment facility operating expenses (excluding facility depreciation and amortization) and costs incurred on behalf of managed communities.

(3)The Company's total carrying amount of goodwill is included within the Independent Living segment and was $27.3 million as of both June 30, 2024 and December 31, 2023.

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

Overview

We are the nation's premier operator of senior living communities, operating and managing 649 communities in 41 states as of June 30, 2024, with the ability to serve approximately 59,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). As of June 30, 2024, we owned 342 communities (30,970 units), leased 277 communities (19,857 units), and managed 30 communities (4,579 units).

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

Community Transactions

Subsequent to the three months ended June 30, 2024, we amended the existing master lease with Omega Healthcare Investors, Inc. ("Omega") pursuant to which we continue to lease 24 communities (2,555 units) from Omega. The amended master lease has an initial term to expire on December 31, 2037. As part of the amendment, Omega agreed to make available up to $80.0 million to fund costs associated with capital expenditures for the communities through December 31, 2037. The annual rent under the lease will not be adjusted upon reimbursements for capital expenditures in the aggregate amount of up to $30.0 million of the $80.0 million pool, which is available in certain tranches through June 30, 2028. With respect to the remaining $50.0 million of the $80.0 million pool, the annual rent under the lease will prospectively increase by the amount of each reimbursement multiplied by 9.5%. The $50.0 million will be available in certain tranches beginning January 1, 2025, subject to certain annual reimbursement caps specified in the lease. Under the terms of the amendment, rent will escalate annually per the terms of the existing lease escalator, with a potential minor contingent rent adjustment beginning in 2028 depending on lease performance. We preliminarily estimate that the lease modification will increase the right-of-use assets and lease obligations recognized on our condensed consolidated balance sheet each by approximately $220.0 million.

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

•Weighted average occupancy reflects the percentage of units at our owned and leased communities being utilized by residents over a reporting period. We measure occupancy rates with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments, and also measure this metric both on a consolidated senior housing and a same community basis. Our management uses weighted average occupancy, and we believe the measure provides useful information to investors, because it is a significant driver of our senior housing revenue performance.

This section includes the non-GAAP performance measure Adjusted EBITDA. See "Non-GAAP Financial Measures" below for our definition of the measure and other important information regarding such measure, including reconciliations to the most comparable measure in accordance with generally accepted accounting principles in the United States ("GAAP").

Comparison of Three Months Ended June 30, 2024 and 2023

Summary Operating Results

The following table summarizes our overall operating results for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Resident fees	$739,709	$710,161	$29,548	4.2%
Facility operating expense	537,507	531,118	6,389	1.2%
Net income (loss)	(37,742)	(4,526)	33,216	NM
Adjusted EBITDA	97,816	81,372	16,444	20.2%

The increase in resident fees was primarily attributable to a 5.9% increase in same community RevPAR, comprised of a 4.1% increase in same community RevPOR and a 130 basis point increase in same community weighted average occupancy. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $14.4 million less in resident fees during the three months ended June 30, 2024 compared to the prior year period.

The increase in facility operating expense was primarily attributable to a 3.6% increase in same community facility operating expense primarily resulting from broad inflationary pressure and an increase in estimated insurance expense, partially offset by a decrease in the use of premium labor, primarily contract labor and a decrease in estimated incentive compensation costs. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $12.8 million less in facility operating expense during the three months ended June 30, 2024 compared to the prior year period.

The increase in net loss was primarily attributable to a $36.3 million gain on sale of communities, net recognized during the three months ended June 30, 2023 for the sale of our one remaining entrance fee community and the increase in facility operating expense, partially offset by the increase in resident fees.

The increase in Adjusted EBITDA was primarily attributable to the increase in resident fees, partially offset by the increase in facility operating expense, a $4.1 million decrease in other operating income for state government grants recognized in the three months ended June 30, 2023, and the change in classification of $2.5 million of lease payments for 35 communities as cash facility operating lease payments as a result of lease amendments in the prior year period.

Operating Results - Senior Housing Segments

The following table summarizes the consolidated operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) for the three months ended June 30, 2024 and 2023, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$739,709	$710,161	$29,548		4.2%
Other operating income	$—	$4,122	$(4,122)		(100.0)%
Facility operating expense	$537,507	$531,118	$6,389		1.2%

Number of communities (period end)	619	641	(22)		(3.4)%
Total average units	50,927	52,030	(1,103)		(2.1)%
RevPAR	$4,835	$4,544	$291		6.4%
Weighted average occupancy	78.1%	76.5%	160	bps	n/a
RevPOR	$6,193	$5,939	$254		4.3%

Same Community Operating Results and Data
Resident fees	$725,865	$685,095	$40,770		6.0%
Other operating income	$—	$4,050	$(4,050)		(100.0)%
Facility operating expense	$527,080	$508,549	$18,531		3.6%

Number of communities	611	611	—		—%
Total average units	50,131	50,126	5		—%
RevPAR	$4,826	$4,556	$270		5.9%
Weighted average occupancy	78.1%	76.8%	130	bps	n/a
RevPOR	$6,177	$5,934	$243		4.1%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended June 30, 2024 and 2023. All 68 of the communities in our Independent Living segment are included within our same community portfolio.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$149,542	$140,670	$8,872		6.3%
Other operating income	$—	$218	$(218)		(100.0)%
Facility operating expense	$99,208	$94,527	$4,681		5.0%

Number of communities (period end)	68	68	—		—%
Total average units	12,573	12,573	—		—%
RevPAR	$3,965	$3,729	$236		6.3%
Weighted average occupancy	79.9%	78.9%	100	bps	n/a
RevPOR	$4,959	$4,727	$232		4.9%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's RevPAR, comprised of a 4.9% increase in RevPOR and a 100 basis point increase in weighted average occupancy. The increase in the segment's RevPOR was primarily the result of annual in-place rate increases effective January 1, 2024. The increase in the segment's weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic.

The increase in the segment's facility operating expense was primarily attributable to broad inflationary pressure and an increase in estimated insurance expense.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended June 30, 2024 and 2023, including operating results and data on a same community basis.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$507,191	$486,523	$20,668		4.2%
Other operating income	$—	$3,763	$(3,763)		(100.0)%
Facility operating expense	$371,036	$365,670	$5,366		1.5%

Number of communities (period end)	534	555	(21)		(3.8)%
Total average units	33,622	34,442	(820)		(2.4)%
RevPAR	$5,018	$4,703	$315		6.7%
Weighted average occupancy	77.6%	76.3%	130	bps	n/a
RevPOR	$6,462	$6,164	$298		4.8%

Same Community Operating Results and Data
Resident fees	$500,329	$470,538	$29,791		6.3%
Other operating income	$—	$3,699	$(3,699)		(100.0)%
Facility operating expense	$365,066	$351,973	$13,093		3.7%

Number of communities	527	527	—		—%
Total average units	33,242	33,239	3		—%
RevPAR	$5,017	$4,719	$298		6.3%
Weighted average occupancy	77.7%	76.3%	140	bps	n/a
RevPOR	$6,459	$6,182	$277		4.5%
The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 4.5% increase in same community RevPOR and a 140 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of annual in-place rate increases effective January 1, 2024. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's resident fees was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $10.5 million less in resident fees during the three months ended June 30, 2024 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily attributable to broad inflationary pressure and an increase in estimated insurance expense, partially offset by decreases in estimated incentive compensation costs and the use of premium labor, primarily contract labor. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $8.5 million less in facility operating expense during the three months ended June 30, 2024 compared to the prior year period.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended June 30, 2024 and 2023, including operating results and data on a same community basis.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$82,976	$82,968	$8		—%
Other operating income	$—	$141	$(141)		(100.0)%
Facility operating expense	$67,263	$70,921	$(3,658)		(5.2)%

Number of communities (period end)	17	18	(1)		(5.6)%
Total average units	4,732	5,015	(283)		(5.6)%
RevPAR	$5,845	$5,500	$345		6.3%
Weighted average occupancy	76.1%	72.0%	410	bps	n/a
RevPOR	$7,685	$7,636	$49		0.6%

Same Community Operating Results and Data
Resident fees	$75,994	$73,887	$2,107		2.9%
Other operating income	$—	$133	$(133)		(100.0)%
Facility operating expense	$62,805	$61,871	$934		1.5%

Number of communities	16	16	—		—%
Total average units	4,316	4,314	2		—%
RevPAR	$5,869	$5,709	$160		2.8%
Weighted average occupancy	76.5%	74.0%	250	bps	n/a
RevPOR	$7,675	$7,712	$(37)		(0.5)%
The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 250 basis point increase in same community weighted average occupancy and a 0.5% decrease in the segment's same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The decrease in the segment's same community RevPOR was primarily the result of an occupancy mix shift to more independent living residents and lower skilled nursing revenue, partially offset by annual in-place rate increases effective January 1, 2024. The increase in the segment's resident fees was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $3.9 million less in resident fees during the three months ended June 30, 2024 compared to the prior year period.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $4.3 million less in facility operating expense during the three months ended June 30, 2024 compared to the prior year period. The decrease in the segment's facility operating expense was partially offset by an increase in the segment's same community facility operating expense primarily attributable to broad inflationary pressure and an increase in estimated insurance expense, partially offset by a decrease in the use of premium labor, primarily contract labor.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Management fees	$2,616	$2,510	$106	4.2%
Reimbursed costs incurred on behalf of managed communities	35,216	33,999	1,217	3.6%
Costs incurred on behalf of managed communities	35,216	33,999	1,217	3.6%
General and administrative expense	46,664	45,326	1,338	3.0%
Facility operating lease expense	50,964	50,512	452	0.9%
Depreciation and amortization	88,028	84,448	3,580	4.2%
Asset impairment	—	520	(520)	(100.0)%
Loss (gain) on sale of communities, net	—	(36,296)	(36,296)	(100.0)%
Interest income	4,714	6,115	(1,401)	(22.9)%
Interest expense	61,567	54,435	7,132	13.1%
Equity in earnings (loss) of unconsolidated ventures	—	(1,153)	(1,153)	(100.0)%
Non-operating gain (loss) on sale of assets, net	199	860	(661)	(76.9)%
Other non-operating income (loss)	199	3,197	(2,998)	(93.8)%
Benefit (provision) for income taxes	(449)	(275)	174	63.3%

General and Administrative Expense. The increase in general and administrative expense was primarily attributable to an increase in non-cash stock-based compensation expense compared to the prior year period. General and administrative expense includes transaction and organizational restructuring costs of $0.1 million for both the three months ended June 30, 2024 and 2023. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The increase in facility operating lease expense was primarily due to the change in classification of lease costs from financing leases to operating leases as a result of lease amendments in the prior year period.

Depreciation and Amortization. The increase in depreciation and amortization expense was primarily due to the completion of community renovations, apartment upgrades, and other major building infrastructure projects since the beginning of the prior year period, partially offset by the change in classification of lease costs from financing leases to operating leases as a result of lease amendments in the prior year period.

Loss (Gain) on Sale of Communities, net. The decrease in gain on sale of communities, net was due to the sale of our one remaining entrance fee community during the three months ended June 30, 2023.

Interest Expense. The increase in interest expense was primarily due to an increase in the fair value of interest rate derivatives in the prior period and an increase in interest expense on long-term debt primarily as a result of increases in variable interest rate indices.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended June 30, 2024 and 2023 was primarily due to an increase in the valuation allowance recorded on operating losses during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

We recorded an aggregate deferred federal, state, and local tax benefit of $9.1 million for the three months ended June 30, 2024, which was offset by an increase in the valuation allowance of $9.2 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of June 30, 2024 and December 31, 2023 was $490.5 million and $474.2 million, respectively.

Comparison of Six Months Ended June 30, 2024 and 2023

Summary Operating Results

The following table summarizes our overall operating results for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Resident fees	$1,483,950	$1,423,565	$60,385	4.2%
Facility operating expense	1,080,057	1,061,925	18,132	1.7%
Net income (loss)	(67,323)	(49,089)	18,234	37.1%
Adjusted EBITDA	195,432	169,995	25,437	15.0%

The increase in resident fees was primarily attributable to a 6.1% increase in same community RevPAR, comprised of a 4.2% increase in same community RevPOR and a 140 basis point increase in same community weighted average occupancy. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $30.1 million less in resident fees during the six months ended June 30, 2024 compared to the prior year period.

The increase in facility operating expense was primarily attributable to a 4.0% increase in same community facility operating expense, primarily resulting from broad inflationary pressure, an additional day of expense due to the leap year, an increase in estimated insurance expense, and an increase in property repair expense primarily as a result of severe weather events, partially offset by a decrease in the use of premium labor, primarily contract labor. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $26.4 million less in facility operating expense during the six months ended June 30, 2024 compared to the prior year period.

The increase in net loss was primarily attributable to a $36.3 million gain on sale of communities, net recognized during the six months ended June 30, 2023 for the sale of our one remaining entrance fee community, the increase in facility operating expense, a decrease in other operating income, an increase in depreciation and amortization expense, and an increase in debt interest expense compared to the prior year period. These changes were partially offset by the increase in resident fees.

The increase in Adjusted EBITDA was primarily attributable to the increase in resident fees, partially offset by the increase in facility operating expense and the change in classification of $9.9 million of lease payments for 35 communities as cash facility operating lease payments as a result of lease amendments in the prior year period.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the six months ended June 30, 2024 and 2023 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$1,483,950	$1,423,565	$60,385		4.2%
Other operating income	$—	$6,450	$(6,450)		(100.0)%
Facility operating expense	$1,080,057	$1,061,925	$18,132		1.7%

Number of communities (period end)	619	641	(22)		(3.4)%
Total average units	50,983	52,104	(1,121)		(2.2)%
RevPAR	$4,844	$4,548	$296		6.5%
Weighted average occupancy	78.0%	76.4%	160	bps	n/a
RevPOR	$6,211	$5,951	$260		4.4%

Same Community Operating Results and Data
Resident fees	$1,454,992	$1,371,039	$83,953		6.1%
Other operating income	$—	$6,265	$(6,265)		(100.0)%
Facility operating expense	$1,054,776	$1,014,660	$40,116		4.0%

Number of communities	611	611	—		—%
Total average units	50,126	50,125	1		—%
RevPAR	$4,838	$4,559	$279		6.1%
Weighted average occupancy	78.1%	76.7%	140	bps	n/a
RevPOR	$6,198	$5,947	$251		4.2%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the six months ended June 30, 2024 and 2023, including operating results and data on a same community basis. All 68 of the communities in our Independent Living segment are included within our same community portfolio.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$298,490	$281,272	$17,218		6.1%
Other operating income	$—	$272	$(272)		(100.0)%
Facility operating expense	$199,513	$188,350	$11,163		5.9%

Number of communities (period end)	68	68	—		—%
Total average units	12,569	12,572	(3)		—%
RevPAR	$3,958	$3,729	$229		6.1%
Weighted average occupancy	79.8%	78.8%	100	bps	n/a
RevPOR	$4,961	$4,734	$227		4.8%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's RevPAR, comprised of a 4.8% increase in RevPOR and a 100 basis point increase in weighted average occupancy. The increase in the segment's RevPOR was primarily the result of the annual in-place rate increases effective January 1, 2024. The increase in the segment's weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic.

The increase in the segment's facility operating expense was primarily attributable to broad inflationary pressure, an additional day of expense due to the leap year, an increase in property repair expense primarily as a result of severe weather events, and increased wireless internet access provided for residents, and an increase in estimated insurance expense, partially offset by a decrease in estimated incentive compensation costs. The segment's same community facility operating expense for the six months ended June 30, 2024 excludes $0.4 million of natural disaster expense.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the six months ended June 30, 2024 and 2023, including operating results and data on a same community basis.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$1,018,063	$973,300	$44,763		4.6%
Other operating income	$—	$5,790	$(5,790)		(100.0)%
Facility operating expense	$744,450	$729,881	$14,569		2.0%

Number of communities (period end)	534	555	(21)		(3.8)%
Total average units	33,682	34,429	(747)		(2.2)%
RevPAR	$5,027	$4,706	$321		6.8%
Weighted average occupancy	77.6%	76.1%	150	bps	n/a
RevPOR	$6,478	$6,184	$294		4.8%

Same Community Operating Results and Data
Resident fees	$1,002,824	$942,197	$60,627		6.4%
Other operating income	$—	$5,651	$(5,651)		(100.0)%
Facility operating expense	$729,716	$703,341	$26,375		3.7%

Number of communities	527	527	—		—%
Total average units	33,241	33,239	2		—%
RevPAR	$5,028	$4,724	$304		6.4%
Weighted average occupancy	77.6%	76.2%	140	bps	n/a
RevPOR	$6,479	$6,202	$277		4.5%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 4.5% increase in same community RevPOR and a 140 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the annual in-place rate increases effective January 1, 2024. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's resident fees was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $19.4 million less in resident fees during the six months ended June 30, 2024 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily attributable to broad inflationary pressure, an additional day of expense due to the leap year, an increase in estimated insurance expense, and an increase in property repair expense primarily as a result of severe weather events, partially offset by a decrease in the use of premium labor, primarily contract labor, a decrease in estimated incentive compensation costs, and a decrease in credit losses. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $15.7 million less in facility operating expense during the six months ended June 30, 2024 compared to the prior year period. The segment's same community facility operating expense for the six months ended June 30, 2024 and 2023 excludes $2.4 million and $0.7 million, respectively, of natural disaster expense.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the six months ended June 30, 2024 and 2023, including operating results and data on a same community basis.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$167,397	$168,993	$(1,596)		(0.9)%
Other operating income	$—	$388	$(388)		(100.0)%
Facility operating expense	$136,094	$143,694	$(7,600)		(5.3)%

Number of communities (period end)	17	18	(1)		(5.6)%
Total average units	4,732	5,103	(371)		(7.3)%
RevPAR	$5,896	$5,495	$401		7.3%
Weighted average occupancy	76.1%	72.7%	340	bps	n/a
RevPOR	$7,750	$7,557	$193		2.6%

Same Community Operating Results and Data
Resident fees	$153,678	$147,570	$6,108		4.1%
Other operating income	$—	$342	$(342)		(100.0)%
Facility operating expense	$125,895	$122,990	$2,905		2.4%

Number of communities	16	16	—		—%
Total average units	4,316	4,314	2		—%
RevPAR	$5,935	$5,701	$234		4.1%
Weighted average occupancy	76.5%	74.3%	220	bps	n/a
RevPOR	$7,758	$7,675	$83		1.1%

The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $10.7 million less in resident fees during the six months ended June 30, 2024 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 220 basis point increase in same community weighted average occupancy and a 1.1% increase in same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of annual in-place rate increases effective January 1, 2024, partially offset by an occupancy mix shift to more independent living residents.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $10.7 million less in facility operating expense during the six months ended June 30, 2024 compared to the prior year period. The decrease in the segment's facility operating expense was partially offset by an increase in the segment's same community facility operating expense primarily attributable to broad inflationary pressure, an additional day of expense due to the leap year, and an increase in estimated insurance expense, partially offset by a decrease in the use of premium labor, primarily contract labor.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Management fees	$5,234	$5,087	$147	2.9%
Reimbursed costs incurred on behalf of managed communities	71,188	68,953	2,235	3.2%
Costs incurred on behalf of managed communities	71,188	68,953	2,235	3.2%
General and administrative expense	92,396	93,945	(1,549)	(1.6)%
Facility operating lease expense	102,460	96,639	5,821	6.0%
Depreciation and amortization	174,155	169,382	4,773	2.8%
Asset impairment	1,708	520	1,188	NM
Loss (gain) on sale of communities, net	—	(36,296)	(36,296)	(100.0)%
Interest income	9,492	11,441	(1,949)	(17.0)%
Interest expense	119,254	114,146	5,108	4.5%
Equity in earnings (loss) of unconsolidated ventures	—	(1,730)	(1,730)	(100.0)%
Non-operating gain (loss) on sale of assets, net	903	860	43	5.0%
Other non-operating income (loss)	3,537	6,346	(2,809)	(44.3)%
Benefit (provision) for income taxes	(409)	(847)	(438)	(51.7)%

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The increase in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to an increase in community costs incurred as a result of broad inflationary pressure for communities managed in both periods.

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to a decrease in organizational restructuring costs compared to the prior year period, primarily for severance costs for our senior leadership changes during the six months ended June 30, 2023, partially offset by an increase in non-cash stock-based compensation expense compared to the prior year period. General and administrative expense includes transaction and organizational restructuring costs of $0.5 million and $3.7 million for the six months ended June 30, 2024 and 2023, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The increase in facility operating lease expense was primarily due to the change in classification of lease costs from financing leases to operating leases as a result of lease amendments in the prior year period.

Depreciation and Amortization. The increase in depreciation and amortization expense was primarily due to the completion of community renovations, apartment upgrades, and other major building infrastructure projects since the beginning of the prior year period, partially offset by the change in classification of lease costs from financing leases to operating leases as a result of lease amendments in the prior year period.

Loss (Gain) on Sale of Communities, net. The decrease in gain on sale of communities, net was due to the sale of our one remaining entrance fee community during the six months ended June 30, 2023.

Interest Expense. The increase in interest expense was primarily due to an increase in interest expense on long-term debt primarily as a result of increases in variable interest rate indices.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the six months ended June 30, 2024 and 2023 was primarily due to an increase in the tax benefit on the vesting of restricted stock units for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

We recorded an aggregate deferred federal, state, and local tax benefit of $16.7 million for the six months ended June 30, 2024, which was partially offset by an increase in the valuation allowance of $16.3 million. We recorded an aggregate deferred federal, state, and local tax benefit of $10.8 million for the six months ended June 30, 2023, which was offset by an increase to the valuation allowance of $11.0 million.

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

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Net cash provided by (used in) operating activities	$54,524	$87,866	$(33,342)	(37.9)%
Net cash provided by (used in) investing activities	(75,403)	(103,910)	(28,507)	(27.4)%
Net cash provided by (used in) financing activities	33,715	(49,922)	83,637	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,836	(65,966)	78,802	NM
Cash, cash equivalents, and restricted cash at beginning of period	349,668	474,548	(124,880)	(26.3)%
Cash, cash equivalents, and restricted cash at end of period	$362,504	$408,582	$(46,078)	(11.3)%
Adjusted Free Cash Flow	$(31,813)	$(28,720)	$(3,093)	(10.8)%

The decrease in net cash provided by operating activities was primarily attributable to $25.3 million in cash received in the prior year period associated with government grants and credits, an increase in incentive compensation payments, and an increase in facility operating expense compared to the prior year period, partially offset by an increase in resident fees compared to the prior year period.

The decrease in net cash used in investing activities was primarily attributable to a $91.2 million decrease in purchases of marketable securities and a $13.9 million decrease in cash paid for capital expenditures compared to the prior year period. These changes were partially offset by a reduction in net proceeds from sale of assets of $36.0 million and a reduction in the sale and maturities of marketable securities of $35.1 million.

The change in net cash provided by (used in) financing activities was primarily attributable to $50.0 million of debt secured by first priority mortgages on 11 communities in the current year period and the repayment of $29.6 million of mortgage debt upon the sale of our one remaining entrance fee community in the prior year period.

The change in Adjusted Free Cash Flow was primarily attributable to the decrease in net cash provided by operating activities, partially offset by a $24.8 million decrease in non-development capital expenditures, net compared to the prior year period.

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

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•working capital;
•operating costs such as labor costs, general and administrative expense, and supply costs;
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

We are highly leveraged and have significant debt and lease obligations. As of June 30, 2024, we had $3.7 billion of debt outstanding at a weighted average interest rate of 5.61%. As of such date, 91.3%, or $3.4 billion, of our total debt obligations represented non-recourse property-level mortgage financings.

As of June 30, 2024, we had $0.9 billion of operating and financing lease obligations, and for the twelve months ending June 30, 2025, we will be required to make approximately $274.6 million of cash lease payments in connection with our existing operating and financing leases.

Total liquidity of $345.8 million as of June 30, 2024 included $290.0 million of unrestricted cash and cash equivalents (excluding restricted cash of $72.5 million), $19.7 million of marketable securities, and $36.1 million of availability on our secured credit facility. Total liquidity as of June 30, 2024 increased $5.2 million from total liquidity of $340.7 million as of December 31, 2023. The increase was primarily attributable to $50.0 million of mortgage debt proceeds, partially offset by negative $31.8 million of Adjusted Free Cash Flow and repayments of mortgage debt.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission ("SEC") on February 21, 2024. Since the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance, decreases in their appraised values, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities’ maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. As of June 30, 2024, 9% of our owned communities were unencumbered by mortgage debt.

As of June 30, 2024, our current liabilities exceeded current assets by $129.3 million. Included in our current liabilities is $200.3 million of the current portion of operating and financing lease obligations, for which the associated right-of-use assets are excluded from current assets on our condensed consolidated balance sheets. We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand and cash equivalents, and proceeds from financings and refinancings of various assets will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to seek opportunities to preserve and enhance our liquidity, including through increasing our RevPAR, maintaining appropriate expense discipline, continuing to refinance or exercise available extension options for maturing debt, continuing to evaluate our capital structure and the state of debt and equity markets, and monetizing non-strategic or underperforming owned assets. There is no assurance that financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in monetizing certain assets or exercising extension options.

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

The following table summarizes our capital expenditures for the six months ended June 30, 2024 for our consolidated business.

(in thousands)
Community-level capital expenditures, net(1)	$85,909
Corporate capital expenditures, net	17,007
Non-development capital expenditures, net(2)	102,916
Development capital expenditures, net	433
Total capital expenditures, net	$103,349

(1)Reflects the amount invested, net of lessor reimbursements of $1.3 million.

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

Credit Facilities

In December 2023, we amended our revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The amended agreement provides an expanded commitment amount of up to $100.0 million which can be drawn in cash or as letters of credit. The credit facility matures in January 2027, and we have the option to extend the facility for two additional terms of approximately one year each subject to the satisfaction of certain conditions. Amounts drawn under the facility will bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging from 2.5% to 3.0% based upon the percentage of the total commitment drawn. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of June 30, 2024. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon certain calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of June 30, 2024, $58.8 million of letters of credit and no cash borrowings were outstanding under our $100.0 million secured credit facility and the facility had $36.1 million of availability. We also had a separate secured letter of credit facility providing up to $17.0 million of letters of credit as of June 30, 2024 under which $15.7 million had been issued as of that date.

Long-Term Leases

As of June 30, 2024, we operated 277 communities under long-term leases (263 operating leases and 14 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, we guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or leased property revenue. Approximately 88% of our community lease payments for the six months ended June 30, 2024 are subject to a weighted average maximum annual increase of 2.7% for community leases subject to fixed annual escalators or variable annual escalators based on the consumer price index subject to a cap. The remaining community lease payments are subject to variable annual escalators primarily based upon the change in the consumer price index. We are responsible for all operating costs, including repairs and maintenance, property taxes, and insurance. The lease terms generally provide for renewal or extension options from 5 to 20 years, and, in some instances, purchase options.

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

For the six months ended June 30, 2024 and 2023, our cash lease payments for our operating leases were $133.1 million and $122.4 million, respectively, and for our financing leases were $10.7 million and $20.0 million, respectively. For the twelve months ending June 30, 2025, we will be required to make $274.6 million of cash lease payments in connection with our existing operating and financing leases.

Debt and Lease Covenants

Certain of our long-term debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities and/or increased by accumulated depreciation and amortization, and/or further adjusted for certain other specified adjustments. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date. As of June 30, 2024, our liquidity was $345.8 million.

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

As of June 30, 2024, we are in compliance with the financial covenants of our debt agreements and long-term lease agreements.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$(37,742)	$(4,526)	$(67,323)	$(49,089)
Provision (benefit) for income taxes	449	275	409	847
Equity in (earnings) loss of unconsolidated ventures	—	1,153	—	1,730
Non-operating loss (gain) on sale of assets, net	(199)	(860)	(903)	(860)
Other non-operating (income) loss	(199)	(3,197)	(3,537)	(6,346)
Interest expense	61,567	54,435	119,254	114,146
Interest income	(4,714)	(6,115)	(9,492)	(11,441)
Income (loss) from operations	19,162	41,165	38,408	48,987
Depreciation and amortization	88,028	84,448	174,155	169,382
Asset impairment	—	520	1,708	520
Loss (gain) on sale of communities, net	—	(36,296)	—	(36,296)
Operating lease expense adjustment	(13,483)	(11,557)	(26,572)	(22,362)
Non-cash stock-based compensation expense	3,975	2,969	7,248	6,073
Transaction and organizational restructuring costs	134	123	485	3,691
Adjusted EBITDA	$97,816	$81,372	$195,432	$169,995

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net cash provided by (used in) operating activities	$55,670	$63,824	$54,524	$87,866
Net cash provided by (used in) investing activities	(68,457)	(41,891)	(75,403)	(103,910)
Net cash provided by (used in) financing activities	(20,375)	(50,093)	33,715	(49,922)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(33,162)	$(28,160)	$12,836	$(65,966)

Net cash provided by (used in) operating activities	$55,670	$63,824	$54,524	$87,866
Distributions from unconsolidated ventures from cumulative share of net earnings	—	(430)	—	(430)
Changes in prepaid insurance premiums financed with notes payable	(7,617)	(6,301)	15,702	13,004
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(1,051)	—	(1,300)	(2,244)
Non-development capital expenditures, net	(52,325)	(64,815)	(102,916)	(127,727)
Property and casualty insurance proceeds	62	2,367	2,704	8,789
Payment of financing lease obligations	(265)	(2,126)	(527)	(7,978)
Adjusted Free Cash Flow	$(5,526)	$(7,481)	$(31,813)	$(28,720)
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of June 30, 2024, 58.4%, or $2.2 billion, of our long-term debt had a weighted average fixed interest rate of 4.08%. As of June 30, 2024, we had $1.5 billion of long-term variable rate debt, at a weighted average interest rate of 7.76%.

In the normal course of business, we enter into certain interest rate cap and swap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of June 30, 2024, our $1.5 billion of outstanding long-term variable rate debt is indexed to SOFR plus a weighted average margin of 242 basis points. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in SOFR. As of June 30, 2024, $1.4 billion, or 94%, of our long-term variable rate debt is subject to interest rate cap or swap agreements and $0.1 billion of our variable rate debt is not subject to any interest rate cap or swap agreements. For our SOFR interest rate cap and swap agreements as of June 30, 2024, the weighted average fixed interest rate is 3.95%, and the weighted average remaining term is 0.8 years. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in SOFR as of June 30, 2024.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$1.5
200	2.9
500	6.4
1,000	11.4

(1)Amounts are after consideration of interest rate cap and swap agreements in place as of June 30, 2024.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended June 30, 2024 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
4/1/2024 - 4/30/2024	—	$—	—	$44,026
5/1/2024 - 5/31/2024	1,216	6.86	—	44,026
6/1/2024 - 6/30/2024	—	—	—	44,026
Total	1,216	$6.86	—

(1)Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock units. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock units or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)In 2016, our Board of Directors approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of June 30, 2024, $44.0 million remained available under the repurchase program.

Item 5.  Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

4.9	Form of 7.00% Tangible Equity Units (included in Exhibit 4.8).
4.10	Form of Purchase Contracts (included in Exhibit 4.8).
10.1	Brookdale Senior Living Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2024).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Dawn L. Kussow
Name:	Dawn L. Kussow
Title:	Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)
Date:	August 9, 2024