Form 10-Q
period 2024-09-30
Brookdale Senior Living Inc.
filed 2024-11-07
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-32641

BROOKDALE SENIOR LIVING INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3068069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Westwood Place,	Suite 400	Brentwood,	Tennessee	37027
(Address of principal executive offices)				(Zip Code)

(Registrant's telephone number, including area code)                    (615) 221-2250

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	BKD	New York Stock Exchange
7.00% Tangible Equity Units	BKDT	New York Stock Exchange

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

As of November 5, 2024, 199,212,529 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted stock and restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$254,711	$277,971
Marketable securities	29,701	29,755
Restricted cash	49,067	41,341
Accounts receivable, net	53,002	48,393
Prepaid expenses and other current assets, net	87,236	80,908
Total current assets	473,717	478,368
Property, plant and equipment and leasehold intangibles, net	4,641,255	4,330,629
Operating lease right-of-use assets	732,918	670,907
Restricted cash	28,267	30,356
Goodwill	27,321	27,321
Other assets, net	35,645	35,854
Total assets	$5,939,123	$5,573,435
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$51,525	$41,463
Current portion of financing lease obligations	1,160	1,075
Current portion of operating lease obligations	150,790	192,631
Trade accounts payable	73,275	66,526
Accrued expenses	248,693	242,668
Refundable fees and deferred revenue	58,541	55,753
Total current liabilities	583,984	600,116
Long-term debt, less current portion	3,654,497	3,655,850
Financing lease obligations, less current portion	602,789	150,774
Operating lease obligations, less current portion	730,402	683,876
Deferred tax liability	5,938	5,987
Other liabilities	67,191	71,679
Total liabilities	5,644,801	5,168,282
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at September 30, 2024 and December 31, 2023; 209,768,026 and 198,780,826 shares issued and 199,240,501 and 188,253,301 shares outstanding (including 27,972 unvested restricted shares as of September 30, 2024), respectively	2,098	1,988
Additional paid-in-capital	4,349,478	4,342,362
Treasury stock, at cost; 10,527,525 shares at September 30, 2024 and December 31, 2023	(102,774)	(102,774)
Accumulated deficit	(3,955,925)	(3,837,912)
Total Brookdale Senior Living Inc. stockholders' equity	292,877	403,664
Noncontrolling interest	1,445	1,489
Total equity	294,322	405,153
Total liabilities and equity	$5,939,123	$5,573,435

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Resident fees	$743,729	$717,123	$2,227,679	$2,140,688
Management fees	2,676	2,566	7,910	7,653
Reimbursed costs incurred on behalf of managed communities	37,762	34,979	108,950	103,932
Other operating income	—	2,623	—	9,073
Total revenue and other operating income	784,167	757,291	2,344,539	2,261,346

Facility operating expense (excluding facility depreciation and amortization of $83,479, $79,384, $245,089, and $236,547, respectively)	548,282	537,411	1,628,339	1,599,336
General and administrative expense (including non-cash stock-based compensation expense of $3,403, $2,893, $10,651, and $8,966, respectively)	44,929	43,076	137,325	137,021
Facility operating lease expense	51,937	53,145	154,397	149,784
Depreciation and amortization	90,064	85,932	264,219	255,314
Asset impairment	934	9,086	2,642	9,606
Loss (gain) on sale of communities, net	—	—	—	(36,296)
Costs incurred on behalf of managed communities	37,762	34,979	108,950	103,932
Income (loss) from operations	10,259	(6,338)	48,667	42,649

Interest income	4,663	6,323	14,155	17,764
Interest expense:
Debt	(54,171)	(53,413)	(161,405)	(155,984)
Financing lease obligations	(5,062)	(4,950)	(15,233)	(16,955)
Amortization of deferred financing costs	(2,337)	(1,910)	(6,928)	(5,749)
Change in fair value of derivatives	(4,746)	861	(2,004)	5,130
Gain (loss) on debt modification and extinguishment, net	(2,267)	—	(2,267)	—
Equity in earnings (loss) of unconsolidated ventures	—	(1,426)	—	(3,156)
Non-operating gain (loss) on sale of assets, net	20	—	923	860
Other non-operating income (loss)	3,584	10,166	7,121	16,512
Income (loss) before income taxes	(50,057)	(50,687)	(116,971)	(98,929)
Benefit (provision) for income taxes	(677)	1,876	(1,086)	1,029
Net income (loss)	(50,734)	(48,811)	(118,057)	(97,900)
Net (income) loss attributable to noncontrolling interest	14	15	44	45
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(50,720)	$(48,796)	$(118,013)	$(97,855)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.22)	$(0.22)	$(0.52)	$(0.43)
Weighted average shares used in computing basic and diluted net income (loss) per share	228,124	225,416	226,939	225,136
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total equity, balance at beginning of period	$341,673	$539,276	$405,153	$584,153

Common stock:
Balance at beginning of period	$2,077	$1,988	$1,988	$1,978
Shares issued for settlement of prepaid stock purchase contracts	9	—	76	—
Shares issued for warrant exercise	12	—	21	—
Restricted stock and restricted stock units, net	—	—	19	16
Shares withheld for employee taxes	—	—	(6)	(6)
Balance at end of period	$2,098	$1,988	$2,098	$1,988
Additional paid-in-capital:
Balance at beginning of period	$4,346,116	$4,336,504	$4,342,362	$4,332,302
Compensation expense related to restricted stock grants	3,403	2,893	10,651	8,966
Shares issued for settlement of prepaid stock purchase contracts	(9)	—	(76)	—
Shares issued for warrant exercise	(12)	—	(21)	—
Restricted stock and restricted stock units, net	—	—	(19)	(16)
Shares withheld for employee taxes	(20)	(19)	(3,419)	(1,874)
Balance at end of period	$4,349,478	$4,339,378	$4,349,478	$4,339,378
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(3,905,205)	$(3,697,960)	$(3,837,912)	$(3,648,901)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(50,720)	(48,796)	(118,013)	(97,855)
Balance at end of period	$(3,955,925)	$(3,746,756)	$(3,955,925)	$(3,746,756)
Noncontrolling interest:
Balance at beginning of period	$1,459	$1,518	$1,489	$1,548
Net income (loss) attributable to noncontrolling interest	(14)	(15)	(44)	(45)
Balance at end of period	$1,445	$1,503	$1,445	$1,503
Total equity, balance at end of period	$294,322	$493,339	$294,322	$493,339

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	197,201	188,235	188,253	187,249
Shares issued for settlement of prepaid stock purchase contracts	841	—	7,550	—
Shares issued for warrant exercise	1,163	—	2,105	—
Restricted stock and restricted stock units, net	39	10	1,912	1,561
Shares withheld for employee taxes	(3)	(5)	(579)	(570)
Balance at end of period	199,241	188,240	199,241	188,240
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(118,057)	$(97,900)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on debt modification and extinguishment, net	2,267	—
Depreciation and amortization, net	271,147	261,063
Asset impairment	2,642	9,606
Equity in (earnings) loss of unconsolidated ventures	—	3,156
Distributions from unconsolidated ventures from cumulative share of net earnings	—	430
Amortization of entrance fees	—	(732)
Proceeds from deferred entrance fee revenue	—	477
Deferred income tax (benefit) provision	(48)	(2,015)
Operating lease expense adjustment	(39,061)	(33,820)
Change in fair value of derivatives	2,004	(5,130)
Loss (gain) on sale of assets, net	(923)	(37,156)
Non-cash stock-based compensation expense	10,651	8,966
Property and casualty insurance income	(6,281)	(14,047)
Other non-operating (income) loss	—	(2,542)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,610)	8,250
Prepaid expenses and other assets, net	(6,414)	9,347
Prepaid insurance premiums financed with notes payable	(7,930)	(6,530)
Trade accounts payable and accrued expenses	5,071	21,444
Refundable fees and deferred revenue	2,789	8,518
Operating lease assets and liabilities for lessor capital expenditure reimbursements	7,732	2,244
Net cash provided by (used in) operating activities	120,979	133,629
Cash Flows from Investing Activities
Purchase of marketable securities	(39,191)	(159,811)
Sale and maturities of marketable securities	40,000	145,100
Capital expenditures, net of related payables	(150,938)	(174,700)
Acquisition of assets, net of cash acquired	—	(574)
Investment in unconsolidated ventures	—	(7,589)
Proceeds from sale of assets, net	7,017	43,181
Property and casualty insurance proceeds	6,297	19,536
Change in lease acquisition deposits, net	(2,000)	—
Purchase of interest rate cap instruments	(9,282)	(7,223)
Proceeds from interest rate cap instruments	14,816	6,501
Other	(235)	(168)
Net cash provided by (used in) investing activities	(133,516)	(135,747)
Cash Flows from Financing Activities
Proceeds from debt	264,038	25,532
Repayment of debt and financing lease obligations	(259,390)	(91,866)
Payment of financing costs, net of related payables	(6,309)	(940)
Payments of employee taxes for withheld shares	(3,425)	(1,880)
Net cash provided by (used in) financing activities	(5,086)	(69,154)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(17,623)	(71,272)
Cash, cash equivalents, and restricted cash at beginning of period	349,668	474,548
Cash, cash equivalents, and restricted cash at end of period	$332,045	$403,276

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 648 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care, connection, and services in an environment that feels like home. As of September 30, 2024, the Company owned 342 communities, representing a majority of the Company's community portfolio, leased 277 communities, and managed 29 communities.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires expanded annual and interim disclosures for significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the effect of this pronouncement on its segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which standardizes categories for the effective tax rate reconciliation, requires disaggregation of income taxes and additional income tax-related disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the effect this pronouncement will have on its income tax disclosures.

3. Fair Value Measurements

Marketable Securities

As of September 30, 2024 and December 31, 2023, marketable securities of $29.7 million and $29.8 million, respectively, are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

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

The following table summarizes the Company's Secured Overnight Financing Rate ("SOFR") interest rate cap instruments as of September 30, 2024.

($ in millions)
Current notional balance	$1,257.5
Weighted average fixed cap rate	3.90%
Weighted average remaining term	0.5 years
Estimated asset fair value (included in other assets, net)	$7.8

As of December 31, 2023, the estimated fair value of the interest rate cap instruments was $13.3 million.

The following table summarizes the Company's SOFR interest rate swap instrument as of September 30, 2024.

($ in millions)
Current notional balance	$220.0
Fixed interest rate	4.25%
Remaining term	1.0 year
Estimated fair value (included in other liabilities)	$(0.9)

As of December 31, 2023, the estimated fair value of the interest rate swap instrument was $1.6 million included in other assets, net.

Long-term debt

The Company estimates the fair value of its debt primarily using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. The Company had outstanding long-term debt with a carrying amount of approximately $3.7 billion as of both September 30, 2024 and December 31, 2023. Fair value of the long-term debt is approximately $3.6 billion and $3.4 billion as of September 30, 2024 and December 31, 2023, respectively. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

4. Revenue

The Company disaggregates its revenue from contracts with customers by payor source as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. Resident fee revenue by payor source is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Private pay	93.8%	93.7%	93.9%	93.7%
Government reimbursement	4.9%	4.9%	4.7%	4.9%
Other third-party payor programs	1.3%	1.4%	1.4%	1.4%

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

The Company had total deferred revenue (included within refundable fees and deferred revenue and other liabilities within the condensed consolidated balance sheets) of $53.6 million and $48.3 million, including $28.0 million and $24.1 million of monthly resident fees billed and received in advance, as of September 30, 2024 and December 31, 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized $47.0 million and $49.1 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2024 and 2023, respectively. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

5. Property, Plant and Equipment and Leasehold Intangibles, Net

As of September 30, 2024 and December 31, 2023, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following.

(in thousands)	September 30, 2024	December 31, 2023
Land	$497,829	$500,649
Buildings and improvements	5,391,214	5,348,133
Furniture and equipment	1,156,275	1,111,408
Resident in-place lease intangibles	281,041	282,411
Construction in progress	30,077	33,905
Assets under financing leases and leasehold improvements	1,557,995	1,070,900
Property, plant and equipment and leasehold intangibles	8,914,431	8,347,406
Accumulated depreciation and amortization	(4,273,176)	(4,016,777)
Property, plant and equipment and leasehold intangibles, net	$4,641,255	$4,330,629

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $90.1 million and $85.9 million for the three months ended September 30, 2024 and 2023, respectively, and $264.2 million and $255.3 million for the nine months ended September 30, 2024 and 2023, respectively. The Company recognized $0.9 million and $2.6 million for the three and nine months ended September 30, 2024, respectively, of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets due to property damage sustained at certain communities. The Company recognized $5.3 million and $5.8 million for the three and nine months ended September 30, 2023, respectively, of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets, primarily due to the planned disposition of certain underperforming communities that have since been sold.

6. Debt

Long-term debt consists of the following.

(in thousands)	September 30, 2024	December 31, 2023
Fixed rate mortgage notes payable due 2026 through 2047; weighted average interest rate of 4.37% and 4.26% as of September 30, 2024 and December 31, 2023, respectively.	$2,067,155	$1,953,414
Variable rate mortgage notes payable due 2025 through 2030; weighted average interest rate of 7.53% and 7.74% as of September 30, 2024 and December 31, 2023, respectively	1,416,783	1,524,907
Convertible notes payable due October 2026; interest rate of 2.00% as of both September 30, 2024 and December 31, 2023	230,000	230,000
Tangible equity units senior amortizing notes due November 2025; interest rate of 10.25% as of both September 30, 2024 and December 31, 2023	11,666	17,990
Notes payable for insurance premium financing due 2024; interest rate of 7.40% as of September 30, 2024	5,872	—
Deferred financing costs, net	(25,454)	(28,998)
Total long-term debt	3,706,022	3,697,313
Current portion	51,525	41,463
Total long-term debt, less current portion	$3,654,497	$3,655,850

As of September 30, 2024, the long-term debt, less current portion within the Company's condensed consolidated balance sheet includes $100.0 million of mortgage notes payable scheduled to mature in January 2025 with two one-year extension options, exercisable by the Company subject to the satisfaction of certain conditions.

As of September 30, 2024, 91.5%, or $3.4 billion, of the Company's total debt obligations represented non-recourse property-level mortgage financings.

As of September 30, 2024, $58.5 million of letters of credit and no cash borrowings were outstanding under the Company's $100.0 million secured credit facility. The Company also had a separate secured letter of credit facility providing up to $17.0 million of letters of credit as of September 30, 2024 under which $15.7 million had been issued as of that date.

2024 Mortgage Financings

In February 2024, the Company obtained $50.0 million of debt secured by first priority mortgages on 11 communities. The loan bears interest at a variable rate equal to SOFR plus a margin of 350 basis points. The debt matures in February 2027 with two one-year extension options, exercisable subject to certain performance criteria.

In September 2024, the Company obtained $182.5 million of debt secured by first priority mortgages on 16 communities. The loan bears interest at a fixed rate of 5.67% and is interest only for the first two years. The debt matures in October 2029. At the closing, the Company repaid $197.1 million of outstanding mortgage debt, which was scheduled to mature in September 2025, using proceeds from the $182.5 million debt and cash on hand.

Convertible Senior Notes

On September 30, 2024, the Company entered into privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with certain holders (the "Investors") of the Company’s outstanding 2.00% convertible senior notes due 2026 (the “2026 Notes”), each of whom may have also beneficially owned shares of the Company's common stock as of such date and at closing. On October 3, 2024, pursuant to the Exchange and Subscription Agreements, the Company issued $369.4 million aggregate principal amount of its 3.50% convertible senior notes due 2029 (the “2029 New Notes”). At closing, $219.4 million principal amount of the 2029 New Notes were issued in exchange for $206.7 million principal amount of the 2026 Notes and $150.0 million principal amount of the 2029 New Notes were issued for cash. The 2029 New Notes were issued pursuant to, and are governed by, an Indenture (the “2029 New Notes Indenture”), dated as of October 3, 2024 between the Company and Equiniti Trust Co., as trustee (the “Trustee”). Following the closing, $23.3 million in aggregate principal amount of the 2026 Notes remain outstanding with the terms unchanged.

The 2029 New Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of its indebtedness that is expressly subordinated in right of payment to the 2029 New Notes, and equal in right of payment to any indebtedness that is not so subordinated. The 2029 New Notes are effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally junior to all indebtedness and other liabilities (including trade payables) and any preferred equity of current or future subsidiaries of the Company. Under the terms of the 2029 New Notes Indenture, subject to certain exceptions, the Company may not incur pari passu indebtedness in an aggregate principal amount exceeding $500 million.

The 2029 New Notes bear interest at a rate of 3.50% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2025. The 2029 New Notes will mature on October 15, 2029, unless earlier converted or repurchased in accordance with their terms. Holders of the 2029 New Notes may convert all or any portion of their 2029 New Notes at their option at any time prior to the close of business on the business day immediately preceding July 15, 2029, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2024 (and only during such calendar quarter), if the last reported sale price of the common stock of the Company for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2029 New Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock of the Company and the conversion rate for the 2029 New Notes on each such trading day; or (3) upon the occurrence of specified corporate events. On or after July 15, 2029, holders may convert all or any portion of their 2029 New Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. Under the 2029 New Notes Indenture, the Company will not be obligated to deliver any shares of common stock to any holder upon any conversion of the 2029 New Notes whereby such holder would beneficially own a number of shares of Company common stock in excess of 19.9% of the total number of shares of Company common stock issued and outstanding immediately following such conversion.

The conversion rate for the 2029 New Notes will initially be 111.1111 shares of common stock per $1,000 principal amount of the 2029 New Notes (equivalent to an initial conversion price of approximately $9.00 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2029 New Notes in connection with such a corporate event.

The Company does not have the right to redeem the 2029 New Notes at its election before the maturity date. No sinking fund is provided for the 2029 New Notes.

The Company’s net cash proceeds from the exchange and issuance transactions, after subtracting fees, discounts and estimated expenses payable by the Company, were approximately $135.0 million. The Company intends to use the proceeds to fund acquisitions and for general corporate purposes.

The Company expects to recognize an approximately $15.0 million loss on debt extinguishment in the three months ended December 31, 2024 for the completed exchange and issuance transactions.

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

As of September 30, 2024, the Company is in compliance with the financial covenants of its debt agreements.

7. Leases

As of September 30, 2024, the Company operated 277 communities under long-term leases (227 operating leases and 50 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, the Company guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of September 30, 2024, the Company is in compliance with the financial covenants of its long-term lease agreements.

Lease right-of-use assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not recognize any such impairment charges for the three and nine months ended September 30, 2024. The Company recognized $3.8 million for both the three and nine months ended September 30, 2023 of non-cash impairment charges for its operating lease right-of-use assets, primarily due to lower than expected occupancy and decreased future cash flow estimates at certain communities.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and net cash outflows from leases is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Leases (in thousands)	2024	2023	2024	2023
Facility operating expense	$1,999	$1,853	$6,095	$5,211
Facility lease expense	51,937	53,145	154,397	149,784
Operating lease expense	53,936	54,998	160,492	154,995
Operating lease expense adjustment (1)	12,489	11,458	39,061	33,820
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(6,432)	—	(7,732)	(2,244)
Operating net cash outflows from operating leases	$59,993	$66,456	$191,821	$186,571

(1)Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financing Leases (in thousands)	2024	2023	2024	2023
Depreciation and amortization	$2,651	$2,843	$8,421	$13,589
Interest expense: financing lease obligations	5,062	4,950	15,233	16,955
Financing lease expense	$7,713	$7,793	$23,654	$30,544

Operating cash outflows from financing leases	$5,062	$4,950	$15,233	$16,955
Financing cash outflows from financing leases	273	244	800	8,222
Total net cash outflows from financing leases	$5,335	$5,194	$16,033	$25,177

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the condensed consolidated balance sheet as of September 30, 2024 are as follows (in millions).

Year Ending December 31,	Operating Leases	Financing Leases
2024 (three months)	$56.9	$12.8
2025	232.4	7.0
2026	117.4	7.0
2027	118.3	6.3
2028	113.9	6.1
Thereafter	736.1	21.2
Total lease payments	1,375.0	60.4
Purchase price for communities subject to acquisition agreements	—	610.0
Reacquisition price in excess of sale-leaseback proceeds	—	(32.8)
Imputed interest and variable lease payments	(493.8)	(54.4)
Other financing obligations	—	20.7
Total lease obligations	$881.2	$603.9

Omega Lease Amendment

In August 2024, the Company and Omega Healthcare Investors, Inc. ("Omega") amended the existing master lease pursuant to which the Company continues to lease 24 communities from Omega. The Company's amended master lease has an initial term to expire on December 31, 2037. As part of the amendment, Omega agreed to make available up to $80.0 million to fund costs associated with capital expenditures for the communities through December 31, 2037. The annual rent under the lease will not be adjusted upon reimbursements for capital expenditures in the aggregate amount of up to $30.0 million of the $80.0 million pool, which is available in certain tranches through June 30, 2028. With respect to the remaining $50.0 million of the $80.0 million pool, the annual rent under the lease will prospectively increase by the amount of each reimbursement multiplied by 9.5%. The $50.0 million will be available in certain tranches beginning January 1, 2025, subject to certain annual reimbursement caps specified in the lease. Under the terms of the amendment, rent will escalate annually per the terms of the existing lease escalator, with a potential minor contingent rent adjustment beginning in 2028 depending on lease performance. The amendment to the lease arrangements increased the operating lease right-of-use assets and lease obligations recognized on the Company's condensed consolidated balance sheet each by $253.4 million.

International JV / Welltower Portfolio Acquisition

In September 2024, the Company entered into a definitive agreement to acquire 11 senior living communities that are currently leased by the Company from a joint venture between Welltower Inc. (“Welltower”) and its joint venture partners for a purchase price of $300.0 million. As part of this transaction, the Company will assume approximately $194.5 million of existing 4.92% fixed rate agency debt which is scheduled to mature in March 2027. Currently, these communities are held in a triple-net lease with annualized current cash rent payments of $22.3 million and a current maturity of August 31, 2028. The Company expects to complete the acquisition transaction in 2024, subject to the satisfaction of customary closing conditions for real estate transactions. The Company expects to fund its acquisition of the 11 communities through the assumption of the existing mortgage debt, a portion of the net cash proceeds from the sale of the 2029 New Notes, and cash on hand.

The leases for the 11 communities were previously classified as operating leases and have been prospectively classified as financing leases subsequent to the amendment of the leasing arrangement. The amendment of the leasing arrangement resulted in the following increases to the assets and liabilities recognized on the Company's condensed consolidated balance sheet.

(in millions)
Property, plant and equipment and leasehold intangibles, net	$281.0
Operating lease right-of-use assets	(52.0)
Total assets	$229.0

Financing lease obligations	$300.0
Operating lease obligations	(71.0)
Total liabilities	$229.0

Welltower Portfolio Acquisition

In September 2024, the Company entered into a definitive agreement to acquire five senior living communities that are currently leased by the Company from Welltower for a purchase price of $175.0 million. Currently, these communities are held in a triple-net lease with annualized current cash rent payments of $13.4 million and a current maturity of December 31, 2024. The Company expects to complete the acquisition transaction in 2024, subject to the satisfaction of customary closing conditions for real estate transactions. The Company expects to fund its acquisition of the five communities through a portion of the net cash proceeds from the sale of the 2029 New Notes, proceeds from non-recourse mortgage financing on the assets, and cash on hand.

The definitive agreement included the finalization of the purchase price under the provisions of a purchase option arrangement with a variable price component based upon the fair value of the assets. The amendment of the leasing arrangement increased the financing lease right-of-use assets and lease obligations recognized for two of these communities on the Company's consolidated balance sheet each by $17.7 million. The leasing arrangements for three of these communities are accounted for as failed sale-leaseback transactions as the Company has not previously transferred control of the underlying assets for accounting purposes under a sale and leaseback arrangement with a purchase option.

Diversified Healthcare Trust Portfolio Acquisition

In September 2024, the Company entered into a definitive agreement to acquire 25 senior living communities that are currently leased by the Company from Diversified Healthcare Trust for a purchase price of $135.0 million. Currently, these communities are held in a triple-net lease with annualized current cash rent payments of $10.2 million and a current maturity of December 31, 2032. The Company expects to complete the acquisition transaction in 2024, subject to the satisfaction of customary closing conditions for real estate transactions. The Company expects to fund its acquisition of the 25 communities through a portion of the net cash proceeds from the sale of the 2029 New Notes, proceeds from non-recourse mortgage financing on certain of the assets, and cash on hand.

The leases for the 25 communities were previously classified as operating leases and have been prospectively classified as financing leases subsequent to the amendment of the leasing arrangement. The amendment of the leasing arrangement resulted in the following increases to the assets and liabilities recognized on the Company's condensed consolidated balance sheet.

(in millions)
Property, plant and equipment and leasehold intangibles, net	$128.6
Operating lease right-of-use assets	(40.4)
Total assets	$88.2

Financing lease obligations	$135.0
Operating lease obligations	(46.8)
Total liabilities	$88.2

8. Litigation

The Company has been and is currently involved in litigation and claims incidental to the conduct of its business, which it believes are generally comparable to other companies in the senior living and healthcare industries. In addition, the Company has been and currently is involved in putative class action litigation regarding staffing at the Company's communities and compliance with consumer protection laws and the Americans with Disabilities Act (and similar state laws). Certain claims and lawsuits allege large damage amounts, seek injunctive relief, and may require (and have required) significant costs to defend and resolve. The Company continues to vigorously defend against the putative class action cases, and an estimate of the possible loss or range of possible loss in connection with any such putative class action cannot be made.

As a result, the Company maintains general liability, professional liability, excess liability, and other insurance policies in amounts and with coverage and deductibles the Company believes are appropriate, based on the nature and risks of its business, historical experience, availability, and industry standards. The Company's current policies provide for deductibles for each claim and contain various exclusions from coverage. The Company uses its wholly-owned captive insurance company for the purpose of insuring certain portions of its risk retention under its general and professional liability insurance programs. Accordingly, the Company is, in effect, self-insured for claims that are less than the deductible amounts, for claims that exceed the funding level of the Company's wholly-owned captive insurance company, and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits.

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

9. Stock-Based Compensation

Grants of restricted stock units and stock awards under the Company's 2014 and 2024 Omnibus Incentive Plan were as follows.

(in thousands, except for weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2024	2,224	$6.36	$14,148
Three months ended June 30, 2024	17	$6.86	$115
Three months ended September 30, 2024	36	$7.15	$258

10. Earnings Per Share

Potentially dilutive common stock equivalents for the Company include convertible senior notes, warrants, unvested restricted stock, restricted stock units, and prepaid stock purchase contracts.

On October 1, 2021, the Company issued $230.0 million principal amount of 2.00% convertible senior notes due 2026. As of September 30, 2024, the maximum number of shares issuable upon settlement of the 2026 Notes is 38.3 million (after giving effect to 9.9 million additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events). After giving effect to the Company's convertible notes exchange and issuance transactions on October 3, 2024, the maximum number of shares issuable upon settlement of the Company’s outstanding convertible senior notes is 58.9 million (after giving effect to 14.9 million additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events). Refer to Note 6 for information on the Company's convertible notes exchange and issuance transactions on October 3, 2024.

On July 26, 2020, the Company issued to Ventas, Inc. ("Ventas") a warrant (the "Warrant") to purchase 16.3 million shares of the Company’s common stock, $0.01 par value per share, at a price per share of $3.00. The Warrant is exercisable at Ventas' option at any time and from time to time, in whole or in part, until December 31, 2025. The exercise price and the number of shares issuable on exercise of the Warrant are subject to certain anti-dilution adjustments, including for cash dividends, stock dividends, stock splits, reclassifications, non-cash distributions, certain repurchases of common stock, and business combination transactions. During the three and nine months ended September 30, 2024, the Company issued 1,162,946 shares of common stock and 2,105,370 shares of common stock, respectively, upon the partial exercise of the Warrant by Ventas for 2.0 million shares and 3.7 million shares, net of shares withheld to satisfy the aggregate exercise price during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the Warrant remains outstanding for the right to purchase 12.6 million shares of the Company's common stock.

During the three months ended December 31, 2022, the Company issued 2,875,000 of its 7.00% tangible equity units (the "Units") at a public offering price of $50.00 per Unit for an aggregate offering of $143.8 million. Each Unit is comprised of a prepaid stock purchase contract and a senior amortizing note with an initial principal amount of $8.8996. Unless settled early in accordance with the terms of the instruments, under each purchase contract, the Company is obligated to deliver to the holder on November 15, 2025 a minimum of 12.9341, and a maximum of 15.1976, shares of the Company's common stock depending on the daily volume-weighted average price of its common stock for the 20 trading days preceding the settlement date. During the three and nine months ended September 30, 2024, 65,000 and 583,662, respectively, of the Units were separated at the election of the holders into the two components, prepaid stock purchase contracts and senior amortizing notes, and the Company delivered 840,716 and 7,549,141 shares of the Company’s common stock upon settlement of such prepaid stock purchase contracts for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, 2,291,338 prepaid stock purchase contracts remain outstanding, and the maximum number of shares issuable upon settlement of the Units' prepaid stock purchase contracts is 34.8 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Weighted average common shares outstanding	197,894	188,230	194,261	187,950
Weighted average minimum shares issuable under purchase contracts	30,230	37,186	32,678	37,186
Weighted average shares outstanding - basic	228,124	225,416	226,939	225,136

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

	As of September 30,
(in millions)	2024	2023
Convertible senior notes at initial conversion rate	28.4	28.4
Incremental shares issuable upon certain events for convertible senior notes	9.9	9.9
Warrants	12.6	16.3
Restricted stock and restricted stock units	6.4	6.5
Incremental shares issuable under purchase contracts	5.2	6.5
Total	62.5	67.6

11. Income Taxes

The difference between the Company's effective tax rate for the three months ended September 30, 2024 and 2023 was primarily due to an increase in the valuation allowance recorded on operating losses during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The difference between the Company's effective tax rate for the nine months ended September 30, 2024 and 2023 was primarily due to an increase in the tax benefit on the vesting of restricted stock units for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $12.2 million for the three months ended September 30, 2024, which was offset by an increase to the valuation allowance of $12.5 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $28.9 million for the nine months ended September 30, 2024, which was partially offset by an increase to the valuation allowance of $28.8 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $12.2 million for the three months ended September 30, 2023, which was partially offset by an increase to the valuation allowance of $10.0 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $23.0 million for the nine months ended September 30, 2023, which was partially offset by an increase to the valuation allowance of $21.0 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of September 30, 2024 and December 31, 2023 was $503.0 million and $474.2 million, respectively.

The increase in the valuation allowance for both the nine months ended September 30, 2024 and 2023 is the result of current operating losses during the periods and the anticipated reversal of future tax liabilities offset by future tax deductions.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three and nine months ended September 30, 2024 and 2023, which are included in income tax expense or benefit for the period. As of September 30, 2024, tax returns for years 2020 through 2023 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

12. Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2024	2023
Supplemental Disclosure of Cash Flow Information:
Interest paid	$178,106	$171,317
Income taxes paid, net of (refunds)	$1,212	$(1,233)

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$144,634	$174,975
Capital expenditures - development, net	624	1,309
Capital expenditures - non-development - reimbursable from lessor	8,014	2,244
Trade accounts payable	(2,334)	(3,828)
Net cash paid	$150,938	$174,700
Acquisition of assets, net of cash acquired:
Prepaid expenses and other assets, net	$—	$23
Property, plant and equipment and leasehold intangibles, net	—	6,872
Investment in unconsolidated ventures	—	(3,395)
Other liabilities	—	(384)
Other non-operating loss (income)	—	(2,542)
Net cash paid	$—	$574
Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$(362)	$(1,660)
Property, plant and equipment and leasehold intangibles, net	(6,291)	(23,733)
Refundable fees and deferred revenue	—	9,347
Other liabilities	559	10,021
Non-operating loss (gain) on sale of assets, net	(923)	(860)
Loss (gain) on sale of communities, net	—	(36,296)
Net cash received	$(7,017)	$(43,181)

Supplemental Schedule of Non-cash Operating, Investing, and Financing Activities:
Non-cash lease transactions, net:
Property, plant and equipment and leasehold intangibles, net	$427,444	$(51,542)
Operating lease right-of-use assets	170,867	216,492
Financing lease obligations	(452,897)	88,844
Operating lease obligations	(145,414)	(253,794)
Net	$—	$—

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

(in thousands)	September 30, 2024	December 31, 2023
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$254,711	$277,971
Restricted cash - current	49,067	41,341
Restricted cash - non-current	28,267	30,356
Total cash, cash equivalents, and restricted cash	$332,045	$349,668

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

The following tables set forth selected segment financial data.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue and other operating income:
Independent Living(1)	$150,380	$141,449	$448,870	$422,993
Assisted Living and Memory Care(1)	510,084	496,232	1,528,147	1,475,322
CCRCs(1)	83,265	82,065	250,662	251,446
All Other	40,438	37,545	116,860	111,585
Total revenue and other operating income	$784,167	$757,291	$2,344,539	$2,261,346
Segment operating income:(2)
Independent Living	$48,747	$44,702	$147,724	$137,896
Assisted Living and Memory Care	131,768	126,731	405,381	375,940
CCRCs	14,932	10,902	46,235	36,589
All Other	2,676	2,566	7,910	7,653
Total segment operating income	198,123	184,901	607,250	558,078
General and administrative expense (including non-cash stock-based compensation expense)	44,929	43,076	137,325	137,021
Facility operating lease expense	51,937	53,145	154,397	149,784
Depreciation and amortization	90,064	85,932	264,219	255,314
Asset impairment	934	9,086	2,642	9,606
Loss (gain) on sale of communities, net	—	—	—	(36,296)
Income (loss) from operations	$10,259	$(6,338)	$48,667	$42,649

	As of
(in thousands)	September 30, 2024	December 31, 2023
Total assets:
Independent Living(3)	$1,226,716	$1,206,021
Assisted Living and Memory Care	3,651,503	3,315,921
CCRCs	647,693	612,521
Corporate and All Other	413,211	438,972
Total assets	$5,939,123	$5,573,435

(1)All revenue and other operating income is earned from external third parties in the United States.

(2)Segment operating income is defined as segment revenues and other operating income less segment facility operating expenses (excluding facility depreciation and amortization) and costs incurred on behalf of managed communities.

(3)The Company's total carrying amount of goodwill is included within the Independent Living segment and was $27.3 million as of both September 30, 2024 and December 31, 2023.

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

Overview

We are the nation's premier operator of senior living communities, operating and managing 648 communities in 41 states as of September 30, 2024, with the ability to serve approximately 58,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). As of September 30, 2024, we owned 342 communities (30,977 units), leased 277 communities (19,860 units), and managed 29 communities (4,362 units).

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

Community Transactions

Agreements to Acquire Currently Leased Assets

In September 2024, we entered into three definitive agreements to acquire 41 communities (2,789 units) that are currently leased by us for a combined purchase price of $610.0 million. These three transactions are expected to close by year-end, subject to the satisfaction of customary closing conditions for real estate transactions. We expect to fund these acquisitions through the assumption of existing mortgage debt, the net cash proceeds from the sale of the 3.50% convertible senior notes due 2029 (the “2029 New Notes”), proceeds from non-recourse mortgage financing on certain of the assets, and cash on hand. We expect these three transactions will result in an approximately $46.6 million decrease in cash paid for operating and financing leases for the twelve months ending December 31, 2025 compared to the previously required estimated 2025 lease payments and assuming the renewal of the lease for five of the communities at the end of its current term on December 31, 2024. We expect the amendment of the leasing arrangements will result in an approximately $8.1 million and $32.8 million decrease in cash paid for operating leases for the three months ending December 31, 2024 and the twelve months ending December 31, 2025, respectively, as a result of the reclassification of lease costs due to financing lease classification and the expected acquisition transactions. We expect to recognize an approximately $33.0 million loss on extinguishment of the financing obligation upon close of the reacquisition transaction for the amount by which the repurchase price exceeds the previously recognized financing obligation for three communities for which the lease arrangements are accounted for as failed sale-leaseback transactions. Refer to Notes 6 and 7 to the condensed consolidated financial statements contained in Item 1. Financial Statements for additional information on the 2029 New Notes and the acquisition transactions, respectively.

Omega Lease Amendment

In August 2024, we amended the existing master lease with Omega Healthcare Investors, Inc. ("Omega") pursuant to which we continue to lease 24 communities (2,555 units) from Omega. The amended master lease has an initial term to expire on December 31, 2037. As part of the amendment, Omega agreed to make available up to $80.0 million to fund costs associated with capital expenditures for the communities through December 31, 2037. The annual rent under the lease will not be adjusted upon reimbursements for capital expenditures in the aggregate amount of up to $30.0 million of the $80.0 million pool, which is available in certain tranches through June 30, 2028. With respect to the remaining $50.0 million of the $80.0 million pool, the annual rent under the lease will prospectively increase by the amount of each reimbursement multiplied by 9.5%. The $50.0 million will be available in certain tranches beginning January 1, 2025, subject to certain annual reimbursement caps specified in the lease. Under the terms of the amendment, rent will escalate annually per the terms of the existing lease escalator, with a potential minor contingent rent adjustment beginning in 2028 depending on lease performance.

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

Comparison of Three Months Ended September 30, 2024 and 2023

Summary Operating Results

The following table summarizes our overall operating results for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Resident fees	$743,729	$717,123	$26,606	3.7%
Facility operating expense	548,282	537,411	10,871	2.0%
Net income (loss)	(50,734)	(48,811)	1,923	3.9%
Adjusted EBITDA	92,237	80,220	12,017	15.0%

The increase in resident fees was primarily attributable to a 5.6% increase in same community RevPAR, comprised of a 4.2% increase in same community RevPOR and a 100 basis point increase in same community weighted average occupancy. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $14.6 million less in resident fees during the three months ended September 30, 2024 compared to the prior year period.

The increase in facility operating expense was primarily attributable to a 4.1% increase in same community facility operating expense primarily resulting from broad inflationary pressure and an increase in marketing expense, partially offset by a decrease in the use of premium labor, primarily contract labor. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $12.8 million less in facility operating expense during the three months ended September 30, 2024 compared to the prior year period.

The increase in net loss was primarily attributable to the increase in facility operating expense, a decrease in property insurance recoveries, a decrease in the fair value of interest rate derivatives in the current period, and an increase in depreciation and amortization expense, partially offset by the increase in resident fees and a decrease in asset impairment expense.

The increase in Adjusted EBITDA was primarily attributable to the increase in resident fees, partially offset by the increase in facility operating expense and a $2.6 million decrease in other operating income for state government grants recognized in the three months ended September 30, 2023.

Operating Results - Senior Housing Segments

The following table summarizes the consolidated operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) for the three months ended September 30, 2024 and 2023, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$743,729	$717,123	$26,606		3.7%
Other operating income	$—	$2,623	$(2,623)		(100.0)%
Facility operating expense	$548,282	$537,411	$10,871		2.0%

Number of communities (period end)	619	641	(22)		(3.4)%
Total average units	50,836	51,960	(1,124)		(2.2)%
RevPAR	$4,869	$4,596	$273		5.9%
Weighted average occupancy	78.9%	77.6%	130	bps	n/a
RevPOR	$6,171	$5,919	$252		4.3%

Same Community Operating Results and Data
Resident fees	$730,861	$691,884	$38,977		5.6%
Other operating income	$—	$2,445	$(2,445)		(100.0)%
Facility operating expense	$536,875	$515,738	$21,137		4.1%

Number of communities	611	611	—		—%
Total average units	50,137	50,121	16		—%
RevPAR	$4,859	$4,601	$258		5.6%
Weighted average occupancy	78.9%	77.9%	100	bps	n/a
RevPOR	$6,155	$5,909	$246		4.2%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended September 30, 2024 and 2023. All 68 of the communities in our Independent Living segment are included within our same community portfolio.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$150,380	$141,234	$9,146		6.5%
Other operating income	$—	$215	$(215)		(100.0)%
Facility operating expense	$101,633	$96,747	$4,886		5.1%

Number of communities (period end)	68	68	—		—%
Total average units	12,579	12,569	10		0.1%
RevPAR	$3,985	$3,746	$239		6.4%
Weighted average occupancy	80.8%	79.6%	120	bps	n/a
RevPOR	$4,930	$4,705	$225		4.8%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's RevPAR, comprised of a 4.8% increase in RevPOR and a 120 basis point increase in weighted average occupancy. The increase in the segment's RevPOR was primarily the result of the current year rate increase. The increase in the segment's weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic.

The increase in the segment's facility operating expense was primarily attributable to broad inflationary pressure, an increase in insurance expense, and an increase in marketing expense.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended September 30, 2024 and 2023, including operating results and data on a same community basis.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$510,084	$494,014	$16,070		3.3%
Other operating income	$—	$2,218	$(2,218)		(100.0)%
Facility operating expense	$378,316	$369,501	$8,815		2.4%

Number of communities (period end)	534	555	(21)		(3.8)%
Total average units	33,523	34,480	(957)		(2.8)%
RevPAR	$5,060	$4,769	$291		6.1%
Weighted average occupancy	78.5%	77.6%	90	bps	n/a
RevPOR	$6,448	$6,148	$300		4.9%

Same Community Operating Results and Data
Resident fees	$503,977	$477,252	$26,725		5.6%
Other operating income	$—	$2,192	$(2,192)		(100.0)%
Facility operating expense	$372,586	$356,290	$16,296		4.6%

Number of communities	527	527	—		—%
Total average units	33,240	33,238	2		—%
RevPAR	$5,054	$4,786	$268		5.6%
Weighted average occupancy	78.5%	77.6%	90	bps	n/a
RevPOR	$6,439	$6,166	$273		4.4%
The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 4.4% increase in same community RevPOR and a 90 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year rate increase. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's resident fees was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $11.9 million less in resident fees during the three months ended September 30, 2024 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily attributable to broad inflationary pressure and an increase in marketing expense, partially offset by a decrease in the use of premium labor, primarily contract labor. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $9.6 million less in facility operating expense during the three months ended September 30, 2024 compared to the prior year period.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended September 30, 2024 and 2023, including operating results and data on a same community basis.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$83,265	$81,875	$1,390		1.7%
Other operating income	$—	$190	$(190)		(100.0)%
Facility operating expense	$68,333	$71,163	$(2,830)		(4.0)%

Number of communities (period end)	17	18	(1)		(5.6)%
Total average units	4,734	4,911	(177)		(3.6)%
RevPAR	$5,863	$5,557	$306		5.5%
Weighted average occupancy	76.7%	73.2%	350	bps	n/a
RevPOR	$7,644	$7,594	$50		0.7%

Same Community Operating Results and Data
Resident fees	$76,504	$73,398	$3,106		4.2%
Other operating income	$—	$38	$(38)		(100.0)%
Facility operating expense	$62,779	$62,540	$239		0.4%

Number of communities	16	16	—		—%
Total average units	4,318	4,314	4		0.1%
RevPAR	$5,906	$5,671	$235		4.1%
Weighted average occupancy	77.0%	74.8%	220	bps	n/a
RevPOR	$7,672	$7,584	$88		1.2%
The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 220 basis point increase in same community weighted average occupancy and a 1.2% increase in the segment's same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of the current year rate increase, partially offset by an occupancy mix shift to more independent living residents. The increase in the segment's resident fees was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $2.7 million less in resident fees during the three months ended September 30, 2024 compared to the prior year period.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $3.2 million less in facility operating expense during the three months ended September 30, 2024 compared to the prior year period. The decrease in the segment's facility operating expense was partially offset by an increase in the segment's same community facility operating expense primarily attributable to broad inflationary pressure, partially offset by a decrease in the use of premium labor, primarily contract labor.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Management fees	$2,676	$2,566	$110	4.3%
Reimbursed costs incurred on behalf of managed communities	37,762	34,979	2,783	8.0%
Costs incurred on behalf of managed communities	37,762	34,979	2,783	8.0%
General and administrative expense	44,929	43,076	1,853	4.3%
Facility operating lease expense	51,937	53,145	(1,208)	(2.3)%
Depreciation and amortization	90,064	85,932	4,132	4.8%
Asset impairment	934	9,086	(8,152)	(89.7)%
Interest income	4,663	6,323	(1,660)	(26.3)%
Interest expense	66,316	59,412	6,904	11.6%
Gain (loss) on debt modification and extinguishment, net	(2,267)	—	2,267	NM
Equity in earnings (loss) of unconsolidated ventures	—	(1,426)	(1,426)	(100.0)%
Other non-operating income (loss)	3,584	10,166	(6,582)	(64.7)%
Benefit (provision) for income taxes	(677)	1,876	(2,553)	NM

Reimbursed Costs Incurred on Behalf of Managed Communities. The increase in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to an increase in community costs incurred as a result of natural disasters and broad inflationary pressure for communities managed in both periods.

General and Administrative Expense. The increase in general and administrative expense was primarily attributable to increases in legal expenses and non-cash stock-based compensation expense compared to the prior year period.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily due to community lease termination activity since the prior year period.

Depreciation and Amortization. The increase in depreciation and amortization expense was primarily due to the completion of community renovations, apartment upgrades, and other major building infrastructure projects since the beginning of the prior year period.

Asset Impairment. During the three months ended September 30, 2024, we recorded $0.9 million of non-cash impairment charges due to property damage sustained at certain communities. During the three months ended September 30, 2023, we recorded $9.1 million of non-cash impairment charges, primarily due to the planned disposition of certain underperforming communities that have since been sold.

Interest Expense. The increase in interest expense was primarily due to a decrease in the fair value of interest rate derivatives in the current period and an increase in interest expense on long-term debt.

Gain (Loss) on Debt Modification and Extinguishment, Net. The increase in loss on debt modification and extinguishment, net was primarily due to debt modification costs recognized during the three months ended September 30, 2024 for the refinancing of mortgage debt previously scheduled to mature in September 2025.

Other Non-operating Income (Loss). The decrease in other non-operating income is due to decreased income recognized for insurance recoveries from our property and casualty insurance policies.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended September 30, 2024 and 2023 was primarily due to an increase in the valuation allowance recorded on operating losses during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

We recorded an aggregate deferred federal, state, and local tax benefit of $12.2 million for the three months ended September 30, 2024, which was offset by an increase in the valuation allowance of $12.5 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of September 30, 2024 and December 31, 2023 was $503.0 million and $474.2 million, respectively.

Comparison of Nine Months Ended September 30, 2024 and 2023

Summary Operating Results

The following table summarizes our overall operating results for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Resident fees	$2,227,679	$2,140,688	$86,991	4.1%
Facility operating expense	1,628,339	1,599,336	29,003	1.8%
Net income (loss)	(118,057)	(97,900)	20,157	20.6%
Adjusted EBITDA	287,669	250,215	37,454	15.0%

The increase in resident fees was primarily attributable to a 5.9% increase in same community RevPAR, comprised of a 4.2% increase in same community RevPOR and a 130 basis point increase in same community weighted average occupancy. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $44.7 million less in resident fees during the nine months ended September 30, 2024 compared to the prior year period.

The increase in facility operating expense was primarily attributable to a 4.0% increase in same community facility operating expense, primarily resulting from broad inflationary pressure, an additional day of expense due to the leap year, an increase in estimated insurance expense, and an increase in property repair expense primarily as a result of severe weather events, partially offset by a decrease in the use of premium labor, primarily contract labor. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $39.2 million less in facility operating expense during the nine months ended September 30, 2024 compared to the prior year period.

The increase in net loss was primarily attributable to a $36.3 million gain on sale of communities, net recognized during the nine months ended September 30, 2023 for the sale of our one remaining entrance fee community, the increase in facility operating expense, a $12.0 million increase in interest expense primarily due to the change in the fair value of derivatives, a decrease in other operating income, and an increase in depreciation and amortization expense compared to the prior year period. These changes were partially offset by the increase in resident fees.

The increase in Adjusted EBITDA was primarily attributable to the increase in resident fees, partially offset by the increase in facility operating expense, the change in classification of $9.9 million of lease payments for 35 communities as cash facility operating lease payments as a result of lease amendments in the prior year period, and a decrease in other operating income.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the nine months ended September 30, 2024 and 2023 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$2,227,679	$2,140,688	$86,991		4.1%
Other operating income	$—	$9,073	$(9,073)		(100.0)%
Facility operating expense	$1,628,339	$1,599,336	$29,003		1.8%

Number of communities (period end)	619	641	(22)		(3.4)%
Total average units	50,934	52,056	(1,122)		(2.2)%
RevPAR	$4,852	$4,564	$288		6.3%
Weighted average occupancy	78.3%	76.8%	150	bps	n/a
RevPOR	$6,197	$5,940	$257		4.3%

Same Community Operating Results and Data
Resident fees	$2,185,853	$2,062,923	$122,930		6.0%
Other operating income	$—	$8,710	$(8,710)		(100.0)%
Facility operating expense	$1,591,651	$1,530,398	$61,253		4.0%

Number of communities	611	611	—		—%
Total average units	50,129	50,124	5		—%
RevPAR	$4,845	$4,573	$272		5.9%
Weighted average occupancy	78.4%	77.1%	130	bps	n/a
RevPOR	$6,183	$5,933	$250		4.2%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the nine months ended September 30, 2024 and 2023, including operating results and data on a same community basis. All 68 of the communities in our Independent Living segment are included within our same community portfolio.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$448,870	$422,506	$26,364		6.2%
Other operating income	$—	$487	$(487)		(100.0)%
Facility operating expense	$301,146	$285,097	$16,049		5.6%

Number of communities (period end)	68	68	—		—%
Total average units	12,572	12,571	1		—%
RevPAR	$3,967	$3,734	$233		6.2%
Weighted average occupancy	80.1%	79.0%	110	bps	n/a
RevPOR	$4,950	$4,724	$226		4.8%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's RevPAR, comprised of a 4.8% increase in RevPOR and a 110 basis point increase in weighted average occupancy. The increase in the segment's RevPOR was primarily the result of the current year rate increase. The increase in the segment's weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic.

The increase in the segment's facility operating expense was primarily attributable to broad inflationary pressure, an additional day of expense due to the leap year, an increase in property repair expense primarily as a result of severe weather events, increased wireless internet access provided for residents, and an increase in estimated insurance expense. The segment's same community facility operating expense for the nine months ended September 30, 2024 excludes $0.5 million of natural disaster expense.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the nine months ended September 30, 2024 and 2023, including operating results and data on a same community basis.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$1,528,147	$1,467,314	$60,833		4.1%
Other operating income	$—	$8,008	$(8,008)		(100.0)%
Facility operating expense	$1,122,766	$1,099,382	$23,384		2.1%

Number of communities (period end)	534	555	(21)		(3.8)%
Total average units	33,630	34,446	(816)		(2.4)%
RevPAR	$5,038	$4,727	$311		6.6%
Weighted average occupancy	77.9%	76.6%	130	bps	n/a
RevPOR	$6,468	$6,172	$296		4.8%

Same Community Operating Results and Data
Resident fees	$1,506,801	$1,419,449	$87,352		6.2%
Other operating income	$—	$7,843	$(7,843)		(100.0)%
Facility operating expense	$1,102,302	$1,059,631	$42,671		4.0%

Number of communities	527	527	—		—%
Total average units	33,241	33,239	2		—%
RevPAR	$5,037	$4,745	$292		6.2%
Weighted average occupancy	77.9%	76.7%	120	bps	n/a
RevPOR	$6,465	$6,190	$275		4.4%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 4.4% increase in same community RevPOR and a 120 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year rate increase. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's resident fees was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $31.3 million less in resident fees during the nine months ended September 30, 2024 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily attributable to broad inflationary pressure, an additional day of expense due to the leap year, an increase in estimated insurance expense, and an increase in property repair expense primarily as a result of severe weather events, partially offset by a decrease in the use of premium labor, primarily contract labor. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $25.3 million less in facility operating expense during the nine months ended September 30, 2024 compared to the prior year period. The segment's same community facility operating expense for the nine months ended September 30, 2024 excludes $3.1 million of natural disaster expense.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the nine months ended September 30, 2024 and 2023, including operating results and data on a same community basis.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2024	2023	Amount		Percent
Resident fees	$250,662	$250,868	$(206)		(0.1)%
Other operating income	$—	$578	$(578)		(100.0)%
Facility operating expense	$204,427	$214,857	$(10,430)		(4.9)%

Number of communities (period end)	17	18	(1)		(5.6)%
Total average units	4,732	5,039	(307)		(6.1)%
RevPAR	$5,886	$5,516	$370		6.7%
Weighted average occupancy	76.3%	72.9%	340	bps	n/a
RevPOR	$7,715	$7,569	$146		1.9%

Same Community Operating Results and Data
Resident fees	$230,182	$220,968	$9,214		4.2%
Other operating income	$—	$380	$(380)		(100.0)%
Facility operating expense	$188,674	$185,530	$3,144		1.7%

Number of communities	16	16	—		—%
Total average units	4,316	4,314	2		—%
RevPAR	$5,925	$5,691	$234		4.1%
Weighted average occupancy	76.7%	74.5%	220	bps	n/a
RevPOR	$7,729	$7,644	$85		1.1%

The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $13.4 million less in resident fees during the nine months ended September 30, 2024 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 220 basis point increase in same community weighted average occupancy and a 1.1% increase in same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the pandemic. The increase in the segment's same community RevPOR was primarily the result of the current year rate increase, partially offset by an occupancy mix shift to more independent living residents.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $13.9 million less in facility operating expense during the nine months ended September 30, 2024 compared to the prior year period. The decrease in the segment's facility operating expense was partially offset by an increase in the segment's same community facility operating expense primarily attributable to broad inflationary pressure, an additional day of expense due to the leap year, and an increase in estimated insurance expense, partially offset by a decrease in the use of premium labor, primarily contract labor.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Management fees	$7,910	$7,653	$257	3.4%
Reimbursed costs incurred on behalf of managed communities	108,950	103,932	5,018	4.8%
Costs incurred on behalf of managed communities	108,950	103,932	5,018	4.8%
General and administrative expense	137,325	137,021	304	0.2%
Facility operating lease expense	154,397	149,784	4,613	3.1%
Depreciation and amortization	264,219	255,314	8,905	3.5%
Asset impairment	2,642	9,606	(6,964)	(72.5)%
Loss (gain) on sale of communities, net	—	(36,296)	(36,296)	(100.0)%
Interest income	14,155	17,764	(3,609)	(20.3)%
Interest expense	185,570	173,558	12,012	6.9%
Gain (loss) on debt modification and extinguishment, net	(2,267)	—	2,267	NM
Equity in earnings (loss) of unconsolidated ventures	—	(3,156)	(3,156)	(100.0)%
Non-operating gain (loss) on sale of assets, net	923	860	63	7.3%
Other non-operating income (loss)	7,121	16,512	(9,391)	(56.9)%
Benefit (provision) for income taxes	(1,086)	1,029	(2,115)	NM

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The increase in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to an increase in community costs incurred as a result of broad inflationary pressure for communities managed in both periods.

General and Administrative Expense. General and administrative expense includes transaction and organizational restructuring costs of $0.6 million and $3.8 million for the nine months ended September 30, 2024 and 2023, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

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

Asset Impairment. During the nine months ended September 30, 2024, we recorded $2.6 million of non-cash impairment charges primarily due to non-cash impairment charges for property damage sustained at certain communities. During the nine months ended September 30, 2023, we recorded $9.6 million of non-cash impairment charges, primarily related to the planned disposition of certain underperforming communities that have since been sold.

Loss (Gain) on Sale of Communities, net. The decrease in gain on sale of communities, net was due to the sale of our one remaining entrance fee community during the nine months ended September 30, 2023.

Interest Expense. The increase in interest expense was primarily due to an increase in the fair value of interest rate derivatives in the prior year and an increase in interest expense on long-term debt primarily as a result of increases in variable interest rate indices.

Gain (Loss) on Debt Modification and Extinguishment, Net. The increase in loss on debt modification and extinguishment, net was primarily due to debt modification costs recognized during the nine months ended September 30, 2024 for the refinancing of mortgage debt previously scheduled to mature in September 2025.

Equity in Earnings (Loss) of Unconsolidated Ventures. The decrease in equity in loss of unconsolidated ventures was due to the sale of our equity interest in the Health Care Services venture in December 2023.

Other Non-operating Income (Loss). The decrease in other non-operating income is due to decreased income recognized for insurance recoveries from our property and casualty insurance policies.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the nine months ended September 30, 2024 and 2023 was primarily due to an increase in the tax benefit on the vesting of restricted stock units for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

We recorded an aggregate deferred federal, state, and local tax benefit of $28.9 million for the nine months ended September 30, 2024, which was partially offset by an increase in the valuation allowance of $28.8 million. We recorded an aggregate deferred federal, state, and local tax benefit of $23.0 million for the nine months ended September 30, 2023, which was partially offset by an increase to the valuation allowance of $21.0 million.

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

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Net cash provided by (used in) operating activities	$120,979	$133,629	$(12,650)	(9.5)%
Net cash provided by (used in) investing activities	(133,516)	(135,747)	(2,231)	(1.6)%
Net cash provided by (used in) financing activities	(5,086)	(69,154)	(64,068)	(92.6)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	(17,623)	(71,272)	(53,649)	(75.3)%
Cash, cash equivalents, and restricted cash at beginning of period	349,668	474,548	(124,880)	(26.3)%
Cash, cash equivalents, and restricted cash at end of period	$332,045	$403,276	$(71,231)	(17.7)%
Adjusted Free Cash Flow	$(17,960)	$(26,176)	$8,216	31.4%

The decrease in net cash provided by operating activities was primarily attributable to $28.0 million in cash received in the prior year period associated with government grants and credits, an increase in incentive compensation payments, and an increase in facility operating expense compared to the prior year period, partially offset by an increase in resident fees compared to the prior year period.

The decrease in net cash used in investing activities was primarily attributable to a $120.6 million decrease in purchases of marketable securities and a $23.8 million decrease in cash paid for capital expenditures compared to the prior year period. These changes were partially offset by a reduction in the sale and maturities of marketable securities of $105.1 million and net proceeds from sale of assets of $36.2 million.

The decrease in net cash used in financing activities was primarily attributable to $50.0 million of debt secured by first priority mortgages on 11 communities in February 2024.

The change in Adjusted Free Cash Flow was primarily attributable to a $30.3 million decrease in non-development capital expenditures, net compared to the prior year period, partially offset by the decrease in net cash provided by operating activities and a decrease in property and casualty insurance proceeds.

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
•transaction consideration and related expenses, including consideration for the acquisition of 41 communities pursuant to agreements with certain of our lessors;
•capital expenditures and improvements;
•cash collateral required to be posted in connection with our financial instruments and insurance programs; and
•other corporate initiatives (including information systems and other strategic projects).

In addition, we may use liquidity to the extent that we identify potential lease restructuring opportunities.

We are highly leveraged and have significant debt and lease obligations. As of September 30, 2024, we had $3.7 billion of debt outstanding at a weighted average interest rate of 5.45%. As of such date, 91.5%, or $3.4 billion, of our total debt obligations represented non-recourse property-level mortgage financings.

As of September 30, 2024, we had $1.5 billion of operating and financing lease obligations, and for the twelve months ending September 30, 2025, we will be required to make approximately $249.5 million of cash lease payments in connection with our existing operating and financing leases (after giving effect to our planned acquisition transactions for 41 communities).

In September 2024, we entered into privately negotiated agreements with certain of the holders of our outstanding 2.00% convertible senior notes due 2026 (the “2026 Notes”) to exchange a portion of our existing 2026 Notes for a newly issued series of 2029 New Notes. On October 3, 2024, pursuant to the agreements, we issued $369.4 million principal amount of a newly issued series of 2029 New Notes. Approximately $219.4 million principal amount of the 2029 New Notes was issued in exchange for $206.7 million principal amount of the 2026 Notes and $150.0 million principal amount of the 2029 New Notes was issued for cash. Our net cash proceeds were approximately $135.0 million after subtracting fees, discounts, and estimated expenses in connection with the financings. Refer to Note 6 to the condensed consolidated financial statements contained in Item 1. Financial Statements for additional information on the convertible senior notes transactions.

In September 2024, we entered into three definitive agreements to acquire 41 communities that are currently leased by us for a combined purchase price of $610.0 million. These three transactions are expected to close by year-end, subject to the satisfaction of customary closing conditions for real estate transactions. We expect to fund these acquisitions through the assumption of approximately $194.5 million existing mortgage debt, the net cash proceeds from the sale of the 2029 New Notes, proceeds from non-recourse mortgage financing on certain of the assets, and cash on hand.

Total liquidity of $324.1 million as of September 30, 2024 included $254.7 million of unrestricted cash and cash equivalents (excluding restricted cash of $77.3 million), $29.7 million of marketable securities, and $39.7 million of availability on our secured credit facility. Total liquidity as of September 30, 2024 decreased $16.6 million from total liquidity of $340.7 million as of December 31, 2023. The decrease was primarily attributable to negative $18.0 million of Adjusted Free Cash Flow. As described above, we received net cash proceeds of approximately $135.0 million for the exchange and issuance of convertible senior notes, net of fees, discounts, and estimated expenses in October 2024, which subsequently increased our current liquidity. The Company intends to use the proceeds to fund the planned acquisitions and for general corporate purposes.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission ("SEC") on February 21, 2024. Since the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance, decreases in their appraised values, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities’ maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. As of September 30, 2024, 10% of our owned communities were unencumbered by mortgage debt.

As of September 30, 2024, our current liabilities exceeded current assets by $110.3 million. Included in our current liabilities is $152.0 million of the current portion of operating and financing lease obligations, for which the associated right-of-use assets are excluded from current assets on our condensed consolidated balance sheets. We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand and cash equivalents, and proceeds from financings and refinancings of various assets will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to seek opportunities to preserve and enhance our liquidity, including through increasing our RevPAR, maintaining appropriate expense discipline, continuing to refinance or exercise available extension options for maturing debt, continuing to evaluate our capital structure and the state of debt and equity markets, and monetizing non-strategic or underperforming owned assets. There is no assurance that financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in monetizing certain assets or exercising extension options.

We have $100.0 million and $220.0 million of mortgage notes payable scheduled to mature in January 2025 and October 2025, respectively, with two one-year extension options, exercisable by us subject to the satisfaction of certain conditions. We expect to satisfy the conditions to exercise the options to extend the mortgage notes payable for the first additional one-year term. We have completed the refinancing of all of our other mortgage debt maturities due in 2024 and 2025. Our inability to exercise available extension options or obtain refinancing proceeds sufficient to cover 2026 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

The following table summarizes our capital expenditures for the nine months ended September 30, 2024 for our consolidated business.

(in thousands)
Community-level capital expenditures, net(1)	$120,715
Corporate capital expenditures, net	23,919
Non-development capital expenditures, net(2)	144,634
Development capital expenditures, net	624
Total capital expenditures, net	$145,258

(1)Reflects the amount invested, net of lessor reimbursements of $8.0 million.

(2)Amount is included in Adjusted Free Cash Flow.

In the aggregate, we expect our full-year 2024 non-development capital expenditures, net of anticipated lessor reimbursements and property and casualty insurance proceeds, to be approximately $180.0 million. We anticipate that our 2024 capital expenditures will be funded from cash on hand, cash equivalents, cash flows from operations, reimbursements from lessors, and reimbursement from our property and casualty insurance policies. We received $6.3 million of such insurance reimbursements in the nine months ended September 30, 2024.

Credit Facilities

In December 2023, we amended our revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The amended agreement provides an expanded commitment amount of up to $100.0 million which can be drawn in cash or as letters of credit. The credit facility matures in January 2027, and we have the option to extend the facility for two additional terms of approximately one year each subject to the satisfaction of certain conditions. Amounts drawn under the facility will bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging from 2.5% to 3.0% based upon the percentage of the total commitment drawn. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of September 30, 2024. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon certain calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of September 30, 2024, $58.5 million of letters of credit and no cash borrowings were outstanding under our $100.0 million secured credit facility and the facility had $39.7 million of availability. We also had a separate secured letter of credit facility providing up to $17.0 million of letters of credit as of September 30, 2024 under which $15.7 million had been issued as of that date.

Long-Term Leases

As of September 30, 2024, we operated 277 communities under long-term leases (227 operating leases and 50 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, we guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or based upon changes in the consumer price index or leased property revenue. Approximately 88% of our community lease payments for the nine months ended September 30, 2024 are subject to a weighted average maximum annual increase of 2.7% for community leases subject to fixed annual escalators or variable annual escalators based on the consumer price index subject to a cap. The remaining community lease payments are subject to variable annual escalators primarily based upon the change in the consumer price index. We are responsible for all operating costs, including repairs and maintenance, property taxes, and insurance. The lease terms generally provide for renewal or extension options from 5 to 20 years, and, in some instances, purchase options. The existing lease maturities of our senior housing community leases as of September 30, 2024 are as follows

(without giving effect to future renewals or extension options and assuming the closing of the pending lease acquisition transactions involving 41 communities described above).

Years Ending December 31,	Community Count	Total Units
2024	1	172
2025	122	10,347
2026	2	153
2027	—	—
2028	1	116
Thereafter	110	6,283
Subtotal	236	17,071
Communities subject to acquisition agreements	41	2,789
Total	277	19,860

In the aggregate, our cash flow from our leased portfolio is negative after giving effect to capital expenditures and allocated general and administrative expense. We expect to renew, extend, or restructure leases with respect to certain leases where economically advantageous. One master lease reflected in the table above covers 120 communities and is scheduled to mature on December 31, 2025. Pursuant to the terms of the master lease, our renewal notice deadline expires at the end of November 2024. To the extent we do not renew the lease and otherwise do not reach agreement on a restructured arrangement with the landlord prior to the lease maturity, the lease would expire in accordance with its terms.

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

For the nine months ended September 30, 2024 and 2023, our cash lease payments for our operating leases were $199.6 million and $188.8 million, respectively, and for our financing leases were $16.0 million and $25.2 million, respectively. For the twelve months ending September 30, 2025, we will be required to make $249.5 million of cash lease payments in connection with our existing operating and financing leases (after giving effect to our planned acquisition transactions for 41 communities).

Debt and Lease Covenants

Certain of our long-term debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities and/or increased by accumulated depreciation and amortization, and/or further adjusted for certain other specified adjustments. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date. As of September 30, 2024, our liquidity was $324.1 million.

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

As of September 30, 2024, we are in compliance with the financial covenants of our debt agreements and long-term lease agreements.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$(50,734)	$(48,811)	$(118,057)	$(97,900)
Provision (benefit) for income taxes	677	(1,876)	1,086	(1,029)
Equity in (earnings) loss of unconsolidated ventures	—	1,426	—	3,156
Loss (gain) on debt modification and extinguishment, net	2,267	—	2,267	—
Non-operating loss (gain) on sale of assets, net	(20)	—	(923)	(860)
Other non-operating (income) loss	(3,584)	(10,166)	(7,121)	(16,512)
Interest expense	66,316	59,412	185,570	173,558
Interest income	(4,663)	(6,323)	(14,155)	(17,764)
Income (loss) from operations	10,259	(6,338)	48,667	42,649
Depreciation and amortization	90,064	85,932	264,219	255,314
Asset impairment	934	9,086	2,642	9,606
Loss (gain) on sale of communities, net	—	—	—	(36,296)
Operating lease expense adjustment	(12,489)	(11,458)	(39,061)	(33,820)
Non-cash stock-based compensation expense	3,403	2,893	10,651	8,966
Transaction and organizational restructuring costs	66	105	551	3,796
Adjusted EBITDA	$92,237	$80,220	$287,669	$250,215

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net cash provided by (used in) operating activities	$66,455	$45,763	$120,979	$133,629
Net cash provided by (used in) investing activities	(58,113)	(31,837)	(133,516)	(135,747)
Net cash provided by (used in) financing activities	(38,801)	(19,232)	(5,086)	(69,154)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(30,459)	$(5,306)	$(17,623)	$(71,272)

Net cash provided by (used in) operating activities	$66,455	$45,763	$120,979	$133,629
Distributions from unconsolidated ventures from cumulative share of net earnings	—	—	—	(430)
Changes in prepaid insurance premiums financed with notes payable	(7,772)	(6,474)	7,930	6,530
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(6,432)	—	(7,732)	(2,244)
Non-development capital expenditures, net	(41,718)	(47,248)	(144,634)	(174,975)
Property and casualty insurance proceeds	3,593	10,747	6,297	19,536
Payment of financing lease obligations	(273)	(244)	(800)	(8,222)
Adjusted Free Cash Flow	$13,853	$2,544	$(17,960)	$(26,176)
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of September 30, 2024, 62.0%, or $2.3 billion, of our long-term debt had a weighted average fixed interest rate of 4.17%. As of September 30, 2024, we had $1.4 billion of long-term variable rate debt, at a weighted average interest rate of 7.53%.

In the normal course of business, we enter into certain interest rate cap and swap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of September 30, 2024, our $1.4 billion of outstanding long-term variable rate debt is indexed to SOFR plus a weighted average margin of 243 basis points. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in SOFR. As of September 30, 2024, we had SOFR interest rate cap and swap agreements with a notional amount of $1.5 billion, a weighted average fixed interest rate of 3.95%, and a weighted average remaining term of 0.6 years. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in SOFR as of September 30, 2024.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$1.7
200	3.1
500	6.7
1,000	11.7

(1)Amounts are after consideration of interest rate cap and swap agreements in place as of September 30, 2024.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended September 30, 2024 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
7/1/2024 - 7/31/2024	—	$—	—	$44,026
8/1/2024 - 8/31/2024	2,998	6.63	—	44,026
9/1/2024 - 9/30/2024	—	—	—	44,026
Total	2,998	$6.63	—

(1)Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock units. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock units or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)In 2016, our Board of Directors approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of September 30, 2024, $44.0 million remained available under the repurchase program.

Item 5.  Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Relocation of Community Support Center

Our lease of our community support center in Brentwood, Tennessee expired, and we entered into a new lease for and moved into a 52,755 square foot community support center at 105 Westwood Place, Suite 400, Brentwood, Tennessee 37027.

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
4.11
Indenture, dated as of October 3, 2024, between the Company and Equiniti Trust Company, LLC, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2024 (File No. 001-32641)).

4.12	Form of 3.50% Convertible Senior Notes due 2029 (included in Exhibit 4.11).
10.1	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 30, 2024 (File No. 001-32641)).
10.2
Registration Rights Agreement dated as of October 3, 2024 between the Company and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2024 (File No. 001-32641)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Dawn L. Kussow
Name:	Dawn L. Kussow
Title:	Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)
Date:	November 7, 2024