Form 10-K
period 2024-12-31
Brookdale Senior Living Inc.
filed 2025-02-19
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32641

BROOKDALE SENIOR LIVING INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3068069
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

105 Westwood Place,	Suite 400,	Brentwood,	Tennessee	37027
(Address of principal executive offices)				(Zip Code)

Registrant's telephone number including area code	(615)	221-2250

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	BKD	New York Stock Exchange
7.00% Tangible Equity Units	BKDT	New York Stock Exchange
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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter was approximately $1.3 billion. The market value calculation was determined using a per share price of $6.83, the price at which the registrant's common stock was last sold on the New York Stock Exchange on such date.

As of February 17, 2025, 200,189,063 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted shares and restricted stock units).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief, or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," or other similar words or expressions, and include statements regarding our expected financial and operational results. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members; the effects of senior housing construction and development, lower industry occupancy, and increased competition; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment, and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; the impacts of the COVID-19 pandemic, including the pace and consistency of recovery from the pandemic and any resurgence or variants of the disease; limits on our ability to use net operating loss carryovers to reduce future tax payments; delays in obtaining regulatory approvals; disruptions in the financial markets or decreases in the appraised values or performance of our communities that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; our ability to generate sufficient cash flow to cover required interest, principal, and long-term lease payments and to fund our planned capital projects; the effect of any non-compliance with any of our debt or lease agreements (including the financial or other covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the inability to renew, restructure, or extend leases, or exercise purchase options at or prior to the end of any existing lease term; the effect of our indebtedness and long-term leases on our liquidity and our ability to operate our business; increases in market interest rates that increase the costs of our debt obligations; our ability to obtain additional capital on terms acceptable to us; departures of key officers and potential disruption caused by changes in management; increased competition for, or a shortage of, associates, wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us, including putative class action complaints; negative publicity with respect to any lawsuits, claims, or other legal or regulatory proceedings; costs to respond to, and adverse determinations resulting from, government inquiries, reviews, audits, and investigations; the cost and difficulty of complying with increasing and evolving regulation, including new disclosure obligations; changes in, or our failure to comply with, employment-related laws and regulations; the risks associated with current global economic conditions and general economic factors on us and our business partners such as inflation, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits, and insurance, interest rates, tax rates, geopolitical tensions or conflicts, and uncertainty surrounding a new presidential administration, the impact of seasonal contagious illness or other contagious disease in the markets in which we operate; actions of activist stockholders, including a proxy contest; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including those set forth under "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Annual Report on Form 10-K. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

PART I

Item 1.    Business

Unless otherwise specified, references to "Brookdale," "we," "us," "our," or "the Company" in this Annual Report on Form 10-K mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Our Business

We are the nation's premier operator of senior living communities, operating and managing 647 communities in 41 states as of December 31, 2024, with the ability to serve approximately 58,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). As of December 31, 2024, we owned 353 communities (32,206 units), leased 266 communities (18,633 units), and managed 28 communities (4,256 units).

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

Strategy

Our goal is to be the first choice in senior living by being the nation's most trusted and effective senior living provider. Brookdale is committed to its mission—to enrich the lives of those we serve with compassion, respect, excellence, and integrity. We continue to focus on the health and well-being of our residents and associates and on achieving our long-term growth potential by providing valued high-quality care and personalized service. We believe successful execution of this strategy provides the best opportunity to create attractive long-term stockholder value. We are focused on priorities that will position us for growth and capitalize on positive trends in demand demographics, customer preferences, and lower new supply in the industry, while using our unique Brookdale differentiators and scale to our advantage. Our key strategic priorities are as follows:

•Get every available room in service at the best profitable rate. We believe that we provide highly valuable services to seniors, and we continually strive to expand the number of seniors we serve through targeted efforts to increase our occupancy levels while remaining focused on charging an appropriate rate for the services we provide. Over the near term, as occupancy continues to recover, we believe we can further improve controllable expense management and margin through leverage of fixed expenses while we continue to remain focused on meeting our residents' needs, providing high-quality care and personalized service, and remaining in compliance with applicable regulatory requirements. With this strategic priority, we are working to ensure that all communities are appropriately priced within their market. Through our targeted sales and marketing efforts, we plan to drive increased move-ins through enhanced outreach with impactful points of differentiation based on quality, clinical and healthcare expertise, a portfolio of choices, and high-quality, personalized service delivered by caring and engaged associates.

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

•Earn resident and family trust and satisfaction by providing valued, high-quality care and personalized service. We believe that fostering the continued trust of our residents and their families will allow us to build relationships that create passionate advocates and generate referrals. We intend to create a consistent high-quality experience for residents, including through the implementation and execution of our high-quality clinical, operational, dining, and resident engagement programs. We are a learning organization that uses multiple tools to obtain feedback from residents, their families, and our associates to improve our services to meet the changing needs of residents. As we lengthen our associates' tenure, we believe this will translate into an even better resident experience.

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

•Enhance healthcare and wellness. We desire to enable those we serve to live well by offering our residents a high-quality healthcare and wellness platform. We believe Brookdale is uniquely positioned to be not only a partner to providers and payors, but to be the senior living leader in the value-based healthcare ecosystem. As an example, we expanded our Brookdale HealthPlus® program to a growing number of assisted living communities in certain markets. Brookdale HealthPlus®, which is a community-based, technology-enabled, proactive care coordination program, is designed to help improve residents' quality of life through evidence-based preventative care coordination. For the third consecutive year, an independent third party found that Brookdale HealthPlus® delivered measurable favorable outcomes compared to seniors with similar attributes living at home or in competitive senior living properties, with this year's outcomes showing even greater improvement than the previous year. As a result, we expect to introduce Brookdale HealthPlus® to additional communities. We also continue to pilot the expansion of our private duty services business to serve those living outside of our communities. We believe the successful execution of these initiatives will improve resident health and well-being and drive incremental revenue and value creation (including through increasing move-ins and extending residents' average length of stay resulting in increased occupancy).

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

Recent Developments

Macroeconomic Conditions

A confluence of macroeconomic conditions, including labor pressures, high inflation, and elevated interest rates, continued to affect our operations during 2024.

Labor Pressures

Labor costs comprise approximately two-thirds of our total facility operating expense and are subject to inflationary and labor environment pressures. We began to experience pressures associated with the intensely competitive labor environment during 2021. Labor pressures have resulted in higher-than-typical associate turnover and wage growth, and we have experienced difficulty in filling open positions timely. We have increased our recruiting efforts to fill existing open positions, resulting in increasing the size of our workforce since the beginning of 2022. Beginning in 2021, to cover existing open positions, we needed to increase our reliance on more expensive premium labor, primarily contract labor and overtime. By increasing the number of shifts staffed with full- and part-time Brookdale associates rather than contract labor, our contract labor costs have returned to pre-pandemic inflation-adjusted levels. We continue to work to reduce our reliance on overtime while committing to remain focused on meeting our residents' needs, providing high-quality care and personalized service, and remaining in compliance with applicable regulatory requirements. We continue to optimize our recruiting efforts to fill open positions, analyze wage rates in our markets, and make competitive adjustments.

The labor component of our facility operating expense in our same community portfolio increased 3.0% during 2024 compared to the prior year. The increase primarily resulted from wage rate adjustments and an additional day of expense during 2024 as a result of the leap year, partially offset by a decrease in the use of premium labor, primarily contract labor. While the impacts of the intensely competitive labor environment have continued to moderate in 2024, we may continue to experience labor cost pressure as a result of the labor environment conditions described above. Continued increased competition for, or a shortage of, nurses or other associates and general inflationary pressures have required and may require that we enhance our pay and benefits package to compete effectively for such associates.

Inflation

Our non-labor facility operating expense comprises approximately one-third of our total facility operating expense and is subject to inflationary pressures. The United States consumer price index increased 21% since December 2020. Despite our mitigation efforts and with higher occupancy, our non-labor facility operating expense in our same community portfolio increased 7.0% for 2024 compared to the prior year, primarily resulting from broad inflationary pressure, an additional day of expense due to the leap year, and increases in estimated insurance expense, property repair expense primarily as a result of severe weather events, and marketing expense.

Interest Rates

We are highly leveraged and have significant debt obligations. As of December 31, 2024, we had $4.1 billion of debt outstanding, including $3.0 billion of long-term fixed rate debt at a weighted average interest rate of 4.50% and $1.1 billion of long-term variable rate debt outstanding which is indexed to the Secured Overnight Financing Rate ("SOFR") plus a weighted average margin of 241 basis points. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in SOFR.

We have completed the refinancing of all of our debt maturities due in 2025. Increases in market interest rates in recent years have resulted in higher interest rates for our recent debt financing and refinancing transactions, which has resulted in an increase in the weighted average interest rate of our fixed rate debt from 3.98% as of September 30, 2023 to 4.50% as of December 31, 2024. Refer to Note 7 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for additional information on our recent debt financing and refinancing transactions. We have approximately $0.7 billion of fixed rate debt maturing in 2026 and 2027 at a weighted average interest rate of 4.54%, which we may need to refinance at higher interest rates.

For the year ended December 31, 2024, our debt interest expense increased $5.8 million, or 2.7%, compared to the prior year, primarily due to higher fixed interest rates on long-term debt obtained subsequent to the beginning of the prior year.

Community Acquisitions

In September 2024, we entered into three definitive agreements to acquire 41 communities (2,789 units) that were or are currently leased by us for a combined purchase price of $610.0 million. In October 2024, we obtained $135.0 million of net cash proceeds from convertible senior notes issuance and exchange transactions in order to fund a portion of the purchase price for these acquisitions. Refer to Note 7 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for additional information on the convertible senior notes transactions.

International JV / Welltower Portfolio Acquisition

In September 2024, we entered into a definitive agreement to acquire 11 senior living communities (1,228 units) that we leased from a joint venture between Welltower Inc. (“Welltower”) and its joint venture partners for a purchase price of $300.0 million. Effective December 17, 2024, we successfully closed on the acquisition. As part of this transaction, we assumed $194.5 million of existing 4.92% fixed rate agency debt which is scheduled to mature in March 2027 and the remainder of the purchase price was paid with cash on hand. Previously, these communities were held in a triple-net lease with annualized cash rent payments of $22.3 million and an initial maturity of August 31, 2028.

Diversified Healthcare Trust Portfolio Acquisition

In September 2024, we entered into a definitive agreement to acquire 25 senior living communities (875 units) that, as of December 31, 2024, we leased from Diversified Healthcare Trust for a purchase price of $135.0 million. As of December 31, 2024, these communities were held in a triple-net lease with annualized current cash rent payments of $10.2 million and a current maturity of December 31, 2032. We expect to complete the acquisition transaction in the first quarter of 2025, subject to the satisfaction of customary closing conditions for real estate transactions. We expect to fund the acquisition of the 25 communities through proceeds from mortgage financing and cash on hand.

Welltower Portfolio Acquisition

In September 2024, we entered into a definitive agreement to acquire five senior living communities (686 units) that are currently leased by us from Welltower for a purchase price of $175.0 million. As of December 31, 2024, these communities were held in a triple-net lease with annualized current cash rent payments of $13.7 million. We expect to complete the acquisition transaction in the first quarter of 2025, subject to the satisfaction of customary closing conditions for real estate transactions. We expect to fund the acquisition of the five communities through proceeds from mortgage financing and cash on hand.

Community Lease Amendments

Ventas Lease Amendment

In December 2024, we and certain of our subsidiaries, and Ventas, Inc. (“Ventas”) and certain of its subsidiaries, amended the existing master lease arrangement pursuant to which we lease 120 communities (10,180 units). Beginning January 1, 2026, we will continue to lease 65 communities (4,055 units) (“Renewal Communities”) and the remaining 55 communities (6,125 units) (“Non-renewal Communities”) that are not renewed will either be sold by Ventas or transitioned, with such transitions commencing on or after September 1, 2025.

The amended master lease arrangement provides for an aggregate annual minimum rent for the Renewal Communities of $64.0 million beginning on January 1, 2026. Effective on January 1, 2027, and on January 1 of each lease year thereafter, the annual minimum rent will continue to be subject to an escalator equal to 3%. Under the amended master lease arrangement, the term of the leases for the Renewal Communities was extended through December 31, 2035 with one 10-year extension option remaining.

In addition, Ventas has agreed to fund costs associated with capital expenditures at the communities subject to the master lease arrangement in the aggregate amount of up to $35.0 million during the calendar years 2025 to 2027, provided that, with respect to any such amounts funded by Ventas, the annual rent under the master lease arrangement will prospectively increase by the amount of each reimbursement multiplied by the greater of (i) 8% and (ii) the United States 10-Year Treasury Rate plus 3.5%. No more than $15.0 million may be funded in each calendar year.

The amended master lease arrangement provides that Ventas will use commercially reasonable efforts to sell 11 of the Non-renewal Communities. Rent for any Non-renewal Communities to be sold will continue through December 31, 2025 regardless of the date of the sale (subject to a potential rent credit associated with the sale of one large community in the group). For the remaining 44 Non-renewal Communities, Ventas will begin transitions on or after September 1, 2025. Rent will terminate with respect to any community that is transitioned on the earlier of the date of such transition or December 31, 2025. In the event any Non-renewal Community is not sold or transitioned by December 31, 2025, we may manage such communities at a management fee of 5% of managed revenue, generally until the earlier of the transition or sale of such community or December 31, 2026.

Omega Lease Amendment

In August 2024, we amended the existing master lease with Omega Healthcare Investors, Inc. ("Omega") pursuant to which we continue to lease 24 communities (2,555 units) from Omega. The amended master lease has an initial term to expire on December 31, 2037. As part of the amendment, Omega agreed to make available up to $80.0 million to fund costs associated with capital expenditures for the communities through December 31, 2037. The annual rent under the lease will not be adjusted upon reimbursements for capital expenditures in the aggregate amount of up to $30.0 million of the $80.0 million pool, which is available in certain tranches through June 30, 2028. With respect to the remaining $50.0 million of the $80.0 million pool, the annual rent under the lease will prospectively increase by the amount of each reimbursement multiplied by 9.5%. The $50.0 million is available in certain tranches beginning January 1, 2025, subject to certain annual reimbursement caps specified in the lease. Under the terms of the amendment, rent will escalate annually per the terms of the existing lease escalator, with a potential minor contingent rent adjustment beginning in 2028 depending on lease performance.

The Senior Living Industry

The senior living industry has undergone dramatic growth in the past several decades, marked by the emergence of assisted living communities in the mid-1990s, and it remains highly fragmented with numerous local and regional operators. According to data from the National Investment Center for the Seniors Housing & Care Industry ("NIC"), there were approximately 2,500 local and regional senior housing operators as of December 31, 2024, of which approximately 90% operated five or fewer communities. We are the largest of a limited number of operators that provide a broad range of community locations and service level offerings at varying price levels.

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

Beginning in early 2020, the COVID-19 pandemic resulted in additional occupancy pressure for our industry. NIC data shows that senior housing occupancy decreased for four consecutive quarters between March 31, 2020 and March 31, 2021, with nearly all markets falling to record low occupancy by the first quarter of 2021. Since the record low occupancy in 2021, NIC data shows that senior housing occupancy has returned to pre-pandemic levels through greater demand than historical levels, coupled with low inventory growth.

NIC data shows that new construction starts and openings for the senior housing industry have decreased significantly for 2023 and 2024 compared to the peaks in the decade prior to the start of the COVID-19 pandemic. The more recent impact of the pandemic, the macroeconomic factors discussed above, higher construction costs, increased interest rates, and tighter credit conditions may continue to impact new constructions starts and competitive new openings for a period of time.

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

Competition

The senior living industry is highly competitive. We compete with numerous organizations, including not-for-profit entities, that offer similar communities and services, community-based service programs, retirement communities, convalescent centers, and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living, assisted living, and memory care sectors of the senior living industry are not substantial. Consequently, we may encounter competition that could limit our ability to attract and retain residents and associates, raise or maintain resident fees, and expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations, and cash flows. Additionally, while we believe it has become increasingly difficult for newly developed senior living communities to compete at our price points, certain competitors may price aggressively in order to better capture market share. Our major senior housing competitors include Atria Senior Living Inc., Life Care Services, LLC, Discovery Senior Living, LLC, Erickson Senior Living, LLC, and Sunrise Senior Living, LLC and multiple regional providers with large localized market presence, as well as a large number of not-for-profit entities.

Over the long term we plan to evaluate and, where opportunities arise, pursue development, investment, and acquisition opportunities. The market for acquiring and/or operating senior living communities is highly competitive, and some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. In addition, several publicly-traded and non-traded real estate investment trusts ("REITs") and private equity firms have similar objectives as we do, along with greater financial resources and/or lower costs of capital than we are able to obtain. Partially as a result of tax law changes enacted through REIT Investment Diversification and Empowerment Act ("RIDEA"), we compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties, the largest of which are Ventas, Inc. and Welltower Inc. Additionally, such REITs may have the ability to directly compete in the management of certain independent living facilities as a result of recent IRS rulings.

Our History

Brookdale Senior Living Inc. was formed as a Delaware corporation in June 2005 for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc. and Alterra Healthcare Corporation, which had been operating independently since 1986 and 1981, respectively. In 2005, we completed our initial public offering of common stock, and in 2006, we acquired American Retirement Corporation, another leading senior living provider that had been operating independently since 1978. In 2011, we completed the acquisition of Horizon Bay, which was the then-ninth largest operator of senior living communities in the United States. In 2014, we completed our acquisition of Emeritus Corporation through a merger, which was the then-second largest operator of senior living communities in the United States. Since our acquisition of Emeritus, we have disposed of over 380 communities through sales of owned communities and terminations of triple-net lease obligations.

Segments

As of December 31, 2024, we had three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy, and allocating capital resources.

Communities that we own or lease are included in the Independent Living, Assisted Living and Memory Care, or CCRCs segment, as applicable. Communities that we manage on behalf of others are included in the All Other category. The table below shows the number of communities and units within each of our senior housing segments and the All Other category as of December 31, 2024.

	Communities	Units	% of Total Units	Average Number of Units per Community
Independent Living	68	12,581	22.8%	185
Assisted Living and Memory Care	534	33,524	60.8%	63
CCRCs	17	4,734	8.6%	278
All Other	28	4,256	7.8%	152
Total	647	55,095	100.0%	85

For the year ended December 31, 2024, we generated 93.8% of our resident fee revenue from private pay residents, 4.8% from government reimbursement programs (primarily Medicaid and Medicare), and 1.4% from other payor sources. Our owned communities generated 58.8% of our resident fee revenue, and our leased communities generated 41.2% of our resident fee revenue. The table below shows the percentage of our resident fee and management fee revenue attributable to each of our segments or All Other category for the year ended December 31, 2024.

(in thousands)	Resident Fee and Management Fee Revenue	% of Total
Independent Living	$598,922	20.1%
Assisted Living and Memory Care	2,038,660	68.3%
CCRCs	334,468	11.2%
All Other	10,521	0.4%
Total resident fee and management fee revenue	$2,982,571	100.0%

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

Independent Living Communities

Our independent living communities are primarily designed for middle to upper income seniors who desire to live in a residential setting that feels like home, without the efforts of ownership. Some of our independent living residents choose to relocate to a community in a metropolitan area that is closer to their adult children. The majority of our independent living communities consist of both independent and assisted living units in a single community, which allows residents to age-in-place by providing them with a broad continuum of senior independent and assisted living services to accommodate their changing needs. While the number varies depending upon the particular community, as of December 31, 2024 approximately 80% of all of the units at our independent living communities were independent living units, with the balance of the units operating as licensed assisted living and memory care units.

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

Assisted Living and Memory Care Communities

Our assisted living and memory care communities offer housing and 24-hour assistance with ADLs for our residents. Residents typically enter an assisted living or memory care community due to a relatively immediate need for services that may have been triggered by a medical event. Our assisted living and memory care communities include both freestanding, multi-story communities with more than 50 units, as well as smaller, freestanding, single story communities. Although building layouts will vary depending on specific location, the community may include (i) private studio, one-bedroom, and one-bedroom deluxe apartments, or (ii) individual rooms for one or two residents in wings or "neighborhoods" scaled to a single-family home, that would include a living room, dining room, patio or enclosed porch, laundry room, and personal care area, as well as a care partner work station.

We also provide memory care services at freestanding memory care communities that are specifically designed for residents with dementia, including Alzheimer's disease and other forms of cognitive impairment. Our freestanding memory care communities average 39 units and some are part of a campus-like setting which includes a freestanding assisted living community. As of December 31, 2024, we provide memory care services at 336 of our communities, aggregating 8,962 memory care units across our segments. These communities include 107 freestanding memory care communities with 4,158 units included in our Assisted Living and Memory Care segment.

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

Management Services

As of December 31, 2024, we managed a total of 28 communities (4,256 units) on behalf of others, which represented 8% of our senior housing capacity. Under our management arrangements, we receive management fees, which are generally determined by an agreed upon percentage of gross revenues (as defined in the management arrangement), as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners.

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

•Geographically diverse, high-quality, purpose-built communities. As of December 31, 2024, we operated a nationwide base of 647 communities in 41 states.

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

•The size of our business allows us to realize cost and operating efficiencies. We are the largest operator of senior living communities in the United States based on total capacity. The size of our business allows us to realize cost savings and economies of scale in the procurement of goods and services. Our scale also allows us to achieve increased efficiencies with respect to various community support functions. We intend to continue utilizing our expertise and size to capitalize on economies of scale resulting from our national platform to enhance our residents' experiences. Our geographic footprint and centralized infrastructure provide us with an operational advantage. We negotiate contracts for food, insurance, and other goods and services with the advantages that scale provides. In addition, we have and will continue to leverage our centralized community support functions such as finance, human resources, legal, information technology, and marketing to meet individualized community needs. Our size, geographic footprint, and emergency response expertise enables us to provide effective solutions for our resident population in adverse weather events. Many of these weather events may result in emergency evacuations. We have protocols and resources in place that allow our communities to be nimble and move our residents quickly but safely to other Brookdale communities or hotels as needed and respond to the event based on their individual circumstances. Part of this success is attributable to our practice of ensuring ample staff accompanies the evacuated residents, providing familiar faces and high quality level of care during difficult situations.

•The size of our business allows us to participate in value-based care. Due to the scale of residents we serve, our organization is uniquely positioned to collaborate with large hospitals, healthcare systems, and nationwide provider groups. In today’s healthcare landscape, where value-based care is a priority, providers seek strategic partners to close gaps in care and ensure individuals receive the services they need. Likewise, private insurance companies actively seek partnerships to help improve quality outcomes for their members while reducing overall healthcare costs. We bring a distinct advantage by offering communities that are strategically located within proximity of each other and by being able to replicate our model across multiple markets and states. This geographic presence and scalability make us an ideal partner for healthcare companies aiming to expand their impact and achieve system-wide goals. Our innovative clinical model is designed to align with healthcare providers' objectives, focusing on delivering care directly within our communities. By emphasizing preventive care and effective management of chronic conditions, we aim to reduce unnecessary emergency room visits and hospitalizations. This approach improves the convenience and quality of care for residents and aligns with broader healthcare goals of cost reduction and improved health outcomes.

Seasonality

Our senior housing business has typically experienced some seasonality, which we experience in certain regions more than others, due to weather patterns, geography, and higher incidence and severity of flu and other illnesses during winter months. Although our seasonal pattern varies from year to year, our average monthly occupancy generally begins to decline sequentially toward the end of the fourth quarter of the year, and we generally expect average monthly occupancy to begin to increase towards the end of the second quarter each year with the third quarter historically being the highest occupancy growth period of the year. Utility expenses trend seasonally high in the first quarter and third quarter of each year. Facility operating expenses, such as labor, food, and supplies also trend higher in the second half of the year compared with the first half due to an increased number of working days.

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

Human Capital Resources

Our Associates

We are dedicated to enriching the lives of those we serve with compassion, respect, excellence, and integrity. We know that our success is dependent on attracting, engaging, developing, and retaining the best associates. As of December 31, 2024, we employed approximately 36,000 associates, 68% of whom were full-time. Approximately 1,400 centralized and regional community support associates support our community-based associates.

During 2024, we continued to focus on hiring the best associates and reducing turnover in order to decrease our use of more expensive premium labor. We seek to ensure that our communities are staffed with the appropriate mix of full and part-time associates. By increasing the number of shifts staffed with our full- and part-time associates rather than contract labor, our contract labor costs have returned to pre-pandemic inflation-adjusted levels. We continue to work to reduce our reliance on overtime while remaining focused on meeting our residents' needs, providing high-quality care and personalized service, and remaining in compliance with applicable regulatory requirements. We continue to optimize our recruiting efforts to fill open positions, analyze wage rates in our markets, and make competitive adjustments.

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

Recruitment strategies

In order to attract people who want the chance to be a part of something bigger than themselves, we use a variety of strategies to attract and hire diverse talent to our organization. We optimized our field recruiting strategy through close collaboration with local operational leadership on current and anticipated workforce planning needs, leveraging an agile market and region-based approach to provide targeted hiring support, while continuously improving systems and processes. Additionally, we have implemented ways to support recruiting from military settings, including veterans. We also actively work to partner with nursing schools, nationally and locally, to recruit nursing students to work in assisted living.

Development

We offer ongoing learning opportunities for our associates beyond the onboarding programs they participate in when they join Brookdale to ensure they have learning solutions available to them to build long-term careers at Brookdale and better serve our residents throughout their careers. Our Brookdale University provides training and leadership development for leaders across the organization. In addition to internal development opportunities, we have also developed a program to build business acumen skills to drive improved community performance, and associates continue to have opportunities for professional development through our advanced fee and tuition assistance programs.

Retention

We believe the performance of our individual communities and of our company as a whole are correlated to retention of our key community leaders. Our 2024 annual incentive plan included the strategic objective of retaining key community leadership (Executive Directors, Health and Wellness Directors, and Sales Directors) in our same community portfolio. As a result of our retention initiatives, our retention of key community leaders in our same community portfolio increased for 2024 compared to 2023. We also believe that it is important to hear from our associates as a way to engage and retain them and have various listening systems that are utilized for feedback. To that end, in 2024, we conducted an associate engagement survey for all associates to focus on certain actions to engage and retain them.

Total Rewards

To attract and retain the best associates, we offer a competitive total rewards program, which we believe is an important aspect of our overall compensation. Both full-time and part-time associates are offered benefits, including a 401(k) retirement savings plan with the opportunity for matching contributions, as well as medical, dental, and other types of insurance. In 2024, approximately half of our eligible full-time associates participated in our medical plans.

We also know maintaining overall well-being is important, which is why we offer benefits to cover a spectrum of needs. For example, all associates have access to free short-term counseling and well-being coaching. In addition, full-time associates enrolled in one of our medical plans can receive a wellness incentive for completing their annual physical. Associates enrolled in a Brookdale medical plan are also eligible to participate in a free coach-led digital program for weight loss, diabetes management and reversal, as well as chronic back, knee, or hip pain. We also recognize the importance of financial wellbeing, which is why we offer access to a financial wellness program for all associates.

Welcoming and Inclusive Environment

To attract and retain associates, we are committed to maintaining a welcoming and inclusive environment built on a foundation of trust, partnership, courage, and passion where people have an equal chance to grow and succeed. We support our associates by providing an open door policy, offering training to help our people grow and to understand our commitment to providing a workplace free from discrimination and harassment, consistently enforcing our policies, and maintaining the expectation that all our associates will be treated with dignity and respect. We define diversity as the representation of associates from different groups, ideas, perspectives, and values. We define inclusion as a culture of policies and practices that actively engages and provides each of our associates with the opportunity to be successful at Brookdale.

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

Industry Regulation

The regulatory environment surrounding the senior living industry continues to intensify in the number and type of laws and regulations affecting it. Federal, state, and local officials are increasingly focusing their efforts on enforcement of these laws and regulations. This can be particularly true for large for-profit, multi-community providers like us. Some of the laws and regulations that impact our industry include: state and local laws impacting licensure, protecting consumers against unfair and deceptive trade practices, and generally affecting the communities' management of property and equipment and how we otherwise conduct our operations, such as fire, health, safety, and privacy laws and regulations; federal and state laws governing Medicare and Medicaid, which regulate reimbursable costs, rates, quality of services, quality of care, food service, resident rights (including abuse and neglect) and fraud; federal and state residents' rights statutes and regulations; anti-kickback and physician self-referral ("Stark") laws; safety and health standards set by the Occupational Safety and Health Administration; and federal, state, and local employment-related laws and regulations. We are unable to predict the future course of federal, state, and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on our business.

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

Confidentiality and Privacy Regulation

We are subject to federal and state laws designed to protect the confidentiality of patient health information. The United States Department of Health and Human Services has issued rules pursuant to HIPAA relating to the privacy of such information. Rules that became effective in 2003 govern our use and disclosure of health information at certain HIPAA covered communities. We established policies and procedures to comply with HIPAA privacy and security requirements at these communities. We were required to be in compliance with the HIPAA rule establishing administrative, physical, and technical security standards for health information by 2005. To the best of our knowledge, we are in compliance with these rules. States have continued to enact and enforce comprehensive privacy laws and regulations addressing individual consumer rights regarding data protection and/or transparency. These legislative and regulatory developments will continue to influence the design and operation of our business and our privacy and security efforts.

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

Medicare and Medicaid Programs

Reimbursements from Medicare and Medicaid represented 1.3% and 3.5%, respectively, of our consolidated resident fee revenue for the year ended December 31, 2024. Medicare and Medicaid reimbursements represented 15.5% of our CCRCs segment's resident fee revenue during such period.

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. We receive revenue for our skilled nursing services from Medicare. Medicaid is a medical assistance program administered by each state, funded with federal and state funds pursuant to which healthcare benefits are available to certain indigent or disabled patients. We receive reimbursements under Medicaid for certain of our CCRC communities and through state Medicaid waiver programs for many of our skilled nursing and assisted living and memory care units.

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

Costs to seniors associated with independent living, assisted living, and memory care communities are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. For the year ended December 31, 2024, we generated 93.8% of our consolidated resident fee revenue from private pay residents. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our communities are located typically can afford to pay our monthly resident fees. Economic downturns, increased inflation, softness in the housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility, and changes in demographics could adversely affect the ability of seniors to afford our resident fees. If we are unable to retain and attract seniors with sufficient income, assets, or other resources required to pay the fees associated with independent living, assisted living, and memory care services and other service offerings, our occupancy, revenues, results of operations, and cash flow could decline. We have recently made the annual rate adjustment effective January 1, 2025 for our in-place private pay residents. The average increase was again higher than our typical annual rate adjustment in order to help offset our increased costs as a result of labor pressures, high inflation, and elevated interest rates. Due to the competitive environment for new residents in our industry, our rate adjustments could slow our occupancy recovery progress or result in a decrease in occupancy in our communities. Any use of promotional or other discounting would offset a portion of such rate adjustments in our RevPAR and RevPOR results. In addition, the rate adjustment may not be sufficient to offset our increased costs. The increase we implemented in January 2025 (and any rate increases that we implement in future years) could also result in a higher amount of attrition among our residents, which could negatively impact our occupancy, revenues, results of operations and cash flows.

Senior housing construction and development, lower industry occupancy, and increased competition, may have an adverse effect on our occupancy, revenues, results of operations, and cash flow.

The senior living industry is highly competitive. We compete with numerous organizations, including not-for-profit entities, that offer similar communities and services, community-based service programs, retirement communities, convalescent centers, and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living, assisted living, and memory care sectors of the senior living industry are not substantial. In the decade prior to start of the COVID-19 pandemic in 2020, the industry historically attracted investments resulting in continuous increases in construction and development of new senior housing supply, and if this development were to return to pre-pandemic levels, it could result in increased competition. In addition, the COVID-19 pandemic resulted in additional occupancy pressure for our industry, and industry data shows that nearly all markets had fallen to record low occupancy by the first quarter of 2021. While the industry recovers occupancy, certain competitors may price aggressively in order to capture market share. Further, advances in technology and at-home services may permit more seniors to age-in-place at home and could have an impact on the demand for senior living communities. Consequently, we may encounter competition that could limit our ability to attract and retain residents and associates, raise or maintain resident fees, and expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations, and cash flow.

The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes, acts of nature, or the effects of climate change in those areas, which could negatively impact our financial condition, revenues, results of operations, and cash flow.

We have a high concentration of communities in various geographic areas, including the states of California, Florida, and Texas. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental regulations, acts of nature, and other factors that may result in a decrease in demand for senior living services in these areas could have an adverse effect on our financial condition, revenues, results of operations, and cash flow. Given the location of our communities, we have experienced and are particularly susceptible to revenue loss, cost increase, or damage caused by severe weather conditions including winter storms or natural disasters such as hurricanes, wildfires, earthquakes, or tornados. Any significant loss due to such an event may not be covered by insurance and may lead to an increase in the cost of insurance or unavailability on acceptable terms. Climate change may also have effects on our business by increasing the cost of property insurance or making coverage unavailable on acceptable terms. To the extent that significant changes in the climate occur in areas where our communities are located, we may experience increased frequency of severe weather conditions or natural disasters or other changes to weather patterns, all of which may result in physical damage to or a decrease in demand for properties affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition, revenues, results of operations, or cash flow may be adversely affected. In addition, government regulation intended to mitigate the impact of climate change, severe weather patterns, or natural disasters could result in additional required capital expenditures to comply with such regulation without a corresponding increase in our revenues.

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

We rely on reimbursement from government programs for a portion of our revenues, primarily in our CCRCs segment. For the year ended December 31, 2024, Medicare and Medicaid reimbursements represented 15.5% of our CCRCs segment’s resident fee revenue and 4.8% of our consolidated resident fee revenue. We cannot provide assurance that reimbursement levels will not decrease in the future, which could adversely affect our revenues, results of operations, and cash flow. Government efforts to reduce medical spending, along with broader healthcare reform, could result in major changes in the healthcare delivery and reimbursement systems on both the national and state levels, including a reduction in funds available for our services or increases in our operating costs. Such reimbursement levels may not remain at levels comparable to present levels or may not be sufficient to cover the costs allocable to patients eligible for reimbursement.

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

Because the techniques used to obtain unauthorized access to systems change frequently and may be difficult to detect for long periods of time, including from emerging technologies, such as advanced forms of artificial intelligence (“AI”) and quantum computing, we may be unable to anticipate these techniques or implement adequate preventive measures. Components of our information systems that we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security or functionality of our information systems. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deceiving our associates or contractors such as email phishing attacks. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our cybersecurity or to investigate and remediate any cybersecurity vulnerabilities, attacks, or incidents.

In addition, we rely on software support of third parties to secure and maintain our information systems. Our inability, or the inability of these third parties, to continue to maintain and upgrade our information systems could disrupt or reduce the efficiency of our operations. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. To the extent we integrate AI into our operations, this may increase the cybersecurity and privacy risks, including the risk of unauthorized or misuse of AI tools we are exposed to, and threat actors may leverage AI to engage in automated, targeted, and coordinated attacks of our systems.

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

If the redesign and consolidation of certain technology platforms, including through the implementation of a core enterprise resource planning system, or ERP, does not proceed as expected or is not completed successfully, our business and financial results may be adversely impacted.

We have begun a transformative process of redesigning numerous workflows that is intended to modernize and consolidate certain of our technology platforms and streamline associated processes across our organization to carry out certain financial and operational functions. As part of this process, we are designing and implementing a new ERP system. We are currently in the design phases of the project and expect implementation of individual modules of the ERP and other aspects of this process to occur throughout 2025. The redesign of various business processes and implementation of this ERP and other aspects of this transformative process requires an investment of significant personnel and financial resources, including substantial expenditures for third-party consultants and system software. This implementation process could disrupt our operations or otherwise adversely affect us, including as the result of delays, disruptions to business continuity, higher than anticipated expenditures, potential design defects, data migration issues, diversion of management’s attention from other key priorities, increased cybersecurity risks and adverse impacts on the effectiveness of our internal controls over financial reporting. If we are unable to complete the implementation of the ERP effectively, on a timely basis, or at all, our financial position, results of operations, and cash flows may be adversely affected and we may be required to incur additional unanticipated expenditures to maintain systems that were expected to be replaced. Moreover, there is no assurance that this new ERP and other aspects of this process, once implemented, will meet our current or future business needs or will operate as intended.

Failure to complete our capital expenditures in accordance with our plans may adversely affect our anticipated revenues, results of operations, and cash flow.

Our planned full-year 2025 non-development capital expenditures include maintenance, renovations, upgrades, and other major building infrastructure projects for our communities. Such projects may be needed to ensure that our communities are in appropriate physical condition to support our strategy, to meet regulatory standards, to protect the value of our community portfolio, and to remain competitive in our markets.

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

We may not be able to identify development, investment, and acquisition opportunities on attractive terms and that are compatible with our strategy. To the extent we identify any such opportunities and enter into definitive agreements in connection therewith, we cannot provide assurance that the transactions will be completed. The closings of any such transactions, or those that we identify in the future, generally are or will be subject to closing conditions, which may include the receipt of regulatory approvals or financing, and we cannot provide assurance that any such transactions will close or, if they do, when the actual closings will occur. Failure to complete transactions after we have entered into definitive agreements may result in significant expenses to us. To the extent we identify and close on any such opportunities, the integration of acquired communities or companies into our existing business may result in unforeseen difficulties, divert managerial attention, or require significant financial or other resources. Any such closings may require us to incur additional indebtedness and contingent liabilities and may result in unforeseen expenses or compliance issues. Any future development, investment, or acquisition transactions may not generate any additional income for us or provide any benefit to our business.

Competition for the acquisition of strategic assets from buyers with greater financial resources or lower costs of capital than us or that have lower return expectations than we do could limit our ability to compete for strategic acquisitions and therefore to grow our business effectively.

There is significant competition among potential acquirers in the senior living industry, and there can be no assurance that we will be able to successfully complete acquisitions, which could limit our ability to grow our business. Several publicly-traded and non-traded REITs and private equity firms have similar asset acquisition objectives as we do, along with greater financial resources and/or lower costs of capital than we are able to obtain. Partially as a result of tax law changes enacted through RIDEA, we compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties.

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

The COVID-19 pandemic has adversely impacted, and while the recovery has continued in 2024, any future pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise effects our communities could adversely impact, our business, results of operations, cash flow, liquidity, and stock price, and such impacts may be material.

The pandemic adversely impacted our business, results of operations, cash flow, and liquidity. We cannot predict with reasonable certainty the pace and consistency of the recovery from the COVID-19 pandemic for our business, results of operations, cash flow, liquidity, and stock price, and the residual impacts of the pandemic may be material and persist for some time.

Due to the average age and prevalence of chronic medical conditions among our residents, they generally are at disproportionately higher risk of becoming severely ill from COVID-19 or any similar future pandemic, epidemic, or outbreak of an infectious disease or other public health crisis. We believe potential residents and their families were more cautious, or temporarily delayed their decision, regarding moving into senior living communities during the pandemic, and such caution could recur with a future pandemic, epidemic, or outbreak. In addition, expanded use of telemedicine and home healthcare by seniors, for which regulatory barriers were relaxed during the pandemic, may result in less demand for our services.

In addition, if a future pandemic, epidemic, or outbreak were to occur, it could have a similar impact as the COVID-19 pandemic, including an adverse impact on our business, results of operations, cash flow, liquidity, and stock price; and on the nation’s economy and debt and equity markets and the local economies in our markets. A future health crisis could also result in restrictions on visitors and move-ins at our communities as a result of infections at a community or as necessary to comply with regulatory requirements or at the direction of authorities having jurisdiction; perceptions regarding the safety of senior living communities; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; changes in our residents’ and their families’ ability to afford our resident fees; changes in the acuity levels of our new residents; increased costs for response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan, and other expenses; greater use of contract labor and other premium labor; impacts on our ability to complete financings and refinancings of various assets or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents; and increases in the frequency and magnitude of legal actions and liability claims that may arise due to such health crisis or our response efforts.

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

As of December 31, 2024, we had outstanding $3.7 billion principal amount of mortgage financing, $369.4 million of 3.50% convertible senior notes due 2029, $23.3 million of 2.00% convertible senior notes due 2026, $9.4 million principal amount of the senior amortizing notes component of tangible equity units, and $75.3 million letters of credit. If we are unable to extend or refinance our indebtedness prior to scheduled maturity dates, our liquidity and financial condition could be adversely impacted. Even if we are able to extend or refinance our maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

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

The amount of mortgage financing available for our communities is generally dependent on their appraised values and performance. Decreases in the appraised values of our communities, including due to adverse changes in real estate market conditions, or their performance, has resulted, and could continue to result, in available mortgage refinancing amounts that are less than the communities' maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. Due to lower operating performance for certain of our communities resulting from the COVID-19 pandemic, during 2021 and 2022 we sought and obtained non-agency mortgage financings to partially refinance maturing Freddie Mac and Fannie Mae indebtedness. We cannot provide assurance that such non-agency mortgage financing will continue to be available as an alternative to Fannie Mae and Freddie Mac financing. We have completed the refinancing of all of our debt maturities due in 2025. Our inability to obtain refinancing proceeds sufficient to cover 2026 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

We have significant indebtedness and lease obligations, and we intend to continue financing our communities through mortgage financing, long-term leases, and other types of financing. Our required lease payments are generally subject to an escalator that is fixed. We cannot give any assurance that we will generate sufficient cash flow from operations to cover required interest, principal, and lease payments. Any non-payment or other default under our financing arrangements could, subject to cure provisions, cause the lender to foreclose upon the community or communities securing such indebtedness or, in the case of a lease, cause the lessor to terminate the lease, each with a consequent loss of revenue and asset value to us. In some cases, indebtedness is secured by both a mortgage on a community (or communities) and a guaranty by us and/or one or more of our subsidiaries. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable, and requiring the respective guarantor to fulfill its obligations to make such payments. The realization of any of these scenarios would have an adverse effect on our financial condition and capital structure. Because many of our outstanding debt and lease documents contain cross-default and cross-collateralization provisions, a default by us related to one community could affect a significant number of our other communities and their corresponding financing arrangements and leases (including documents with other lenders or lessors). In the event of such a default, we may not be able to obtain a waiver from the lender or lessor on terms acceptable or favorable to us, or at all, which would have a negative impact on our capital structure and financial condition.

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

Certain of our debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity, as calculated in accordance with generally accepted accounting principles in the United States ("GAAP"), and in certain circumstances, reduced by intangible assets or liabilities and/or increased by accumulated depreciation and amortization, and/or further adjusted for certain other specified adjustments. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date. As of December 31, 2024, our liquidity was $389.3 million.

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

We may not be able to renew, extend, or restructure existing leases, or purchase communities subject to leases, at or prior to the end of their respective lease terms, which could impact our business, results of operations, and cash flow.

Our leases generally provide for renewal or extension options, or in certain cases, purchase options. We expect to renew, extend, or restructure leases or exercise purchase options with respect to certain leases where economically advantageous; however, there can be no assurance that any renewal, extension, or purchase rights will be exercised in the future, that we will be able to satisfy the conditions precedent to exercising any such renewal, extension, or purchase rights, or that we will be able to successfully negotiate and complete any lease restructuring transactions. The terms of any such purchase options that are based on fair market value are inherently uncertain and could be unacceptable or unfavorable to us depending on the circumstances at the time of exercise. If we are not able to renew, extend, or restructure our existing leases, or purchase the communities subject to such leases, at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, results of operations, and cash flow could be adversely affected.

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

Our success depends on our ability to attract and retain qualified management and other associates who are responsible for the day-to-day operations of each of our communities. We compete with various healthcare service providers, other senior living providers, and hospitality and food services companies in attracting and retaining qualified associates. If we fail to attract and retain qualified associates, our ability to conduct our business operations effectively, our overall operating results, and cash flow could be harmed. In recent years, we experienced pressures associated with the intensely competitive labor environment, including increased associate turnover and difficulty in filling open positions timely. Continued increased competition for, or a shortage of, nurses or other associates, general labor market conditions, low levels of unemployment, or general inflationary pressures, have required and may require that we enhance our pay and benefits package to compete effectively for such associates. In addition, we have experienced and may continue to experience wage pressures due to minimum wage and minimum salary threshold increases mandated by federal, state, and local laws. Third-party staffing agencies from which we source contract labor have increased the rates they charge which has resulted in, and may further result in, increases in the cost of contract labor. If we are unable to fill open positions timely, our reliance on premium labor may continue or increase. Increases in wages and any further increased use of premium labor would result in higher operating costs, and we may not be able to offset the added costs by increasing the rates we charge to our residents or our service charges, which would negatively impact our results of operations and cash flow.

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

We have been and are currently involved in litigation and claims incidental to the conduct of our business, which we believe are generally comparable to other companies in the senior living and healthcare industries. In addition, the Company has been and currently is involved in putative class action litigation regarding staffing at our communities and compliance with consumer protection laws and the Americans with Disabilities Act (and similar state laws). Certain claims and lawsuits allege large damage amounts, seek injunctive relief, and may require (and have required) significant costs to defend and resolve. As a result, we maintain general liability, professional liability, excess liability, and other insurance policies in amounts and with coverage and deductibles we believe are appropriate, based on the nature and risks of our business, historical experience, availability, and industry standards. Our current policies provide for deductibles for each claim and contain various exclusions from coverage. We use our wholly-owned captive insurance company for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs. Accordingly, we are, in effect, self-insured for claims that are less than the deductible amounts, for claims that exceed the funding level of our wholly-owned captive insurance company, and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits. If we experience a greater number of losses than we anticipate, or if certain claims are not covered by insurance, our results of operations and financial condition could be adversely affected.

The senior living industry entails an inherent risk of liability, particularly given the demographics of our residents and the services we provide. In recent years, we, as well as other participants in our industry, have been subject to an increasing number of claims and lawsuits alleging that our services have resulted in resident injury or other adverse effects. Many of these lawsuits involve large damage claims and significant legal costs. The frequency and magnitude of such alleged claims and legal costs may increase due to increased turnover and a higher use of contract labor. Many states continue to consider tort reform and how it will apply to the senior living industry. We may continue to be faced with the threat of large jury verdicts in jurisdictions that do not find favor with large senior living providers. There can be no guarantee that we will not have any claims that exceed our policy limits in the future, which could subject us to substantial uninsured liabilities.

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

Federal, state, and local officials are increasingly focusing their efforts on enforcement of these laws and regulations. This can be particularly true for large for-profit, multi-community providers like us. Future regulatory developments as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials could cause our operations to suffer. We are unable to predict the future course of federal, state, and local legislation or regulation. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the enforcement of existing rules, our business, results of operations, and cash flow could be adversely affected.

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

In addition, new disclosure standards and rules related to environmental matters have been adopted and may continue to be introduced in various states and other jurisdictions. In October 2023, California adopted new carbon and climate-related reporting requirements for large public and private companies doing business in the state. Further, the SEC finalized climate change disclosure rules in 2024. While the SEC rules are currently stayed pending litigation, as the nature, scope and complexity of environmental and climate change reporting, diligence and disclosure requirements expand, significant effort and expenses could be required to comply with the evolving requirements. As our disclosure obligations increase, third parties may make claims or bring litigation relating to those disclosures which may be costly.

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

General economic conditions, such as inflation, the consumer price index, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits and insurance, interest rates, and tax rates, affect our facility operating, facility lease, general and administrative and other expenses, and we have no control or limited ability to control such factors. Current global economic conditions and uncertainties, including geopolitical tensions, conflicts, potential recessions or economic downturns, uncertainty surrounding a new presidential administration, the potential for failures or realignments of financial institutions, and the related impact on available credit may affect us and our business partners, landlords, counterparties, and residents or prospective residents in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing costs and expenses to us, increasing the risk that certain of our business partners, landlords, or counterparties would be unable to fulfill their obligations to us, and other impacts which we are unable to fully anticipate. In addition to the impact of the COVID-19 pandemic on our occupancy, seasonal contagious illnesses such as cold and flu, which typically more severely impact seniors than the general population may negatively affect our occupancy. Severe cold and flu season, or other contagious disease in the markets in which we operate could result in a regulatory ban on admissions, decreased occupancy, and otherwise adversely affect our business.

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

In the future, we may attempt to increase our capital resources by offering additional debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible securities, series of preferred shares, or shares of our common stock. Upon liquidation, holders of our debt securities and preferred stock, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our common stock. We may issue all of the shares of our common stock that are authorized but unissued (and not otherwise reserved for issuance under our stock incentive or purchase plans, outstanding warrants, outstanding convertible senior notes, or outstanding tangible equity units) without any action or approval by our stockholders. Additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock, or both. Shares of our preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their shareholdings in us.

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

Item 2.    Properties

Communities

As of December 31, 2024, we operated and managed 647 communities across 41 states, with the capacity to serve approximately 58,000 residents. As of December 31, 2024, we owned 353 communities, leased 266 communities, and managed 28 communities on behalf of others. As of December 31, 2024, 90% of our owned communities are subject to mortgages. The following table sets forth certain information regarding our owned, leased, and managed communities as of December 31, 2024, or, for occupancy, represents the weighted average occupancy for the month of December 2024.

		Number of Communities
State	Units	Owned	Leased	Managed	Total
Texas	7,667	53	19	11	83
Florida	5,907	44	24	—	68
California	5,021	31	11	—	42
Colorado	3,368	13	11	5	29
North Carolina	3,193	7	45	—	52
Ohio	2,887	15	14	6	35
Illinois	2,823	3	9	1	13
Washington	2,705	19	12	—	31
Arizona	2,054	17	9	—	26
Michigan	1,678	9	22	—	31
Tennessee	1,518	16	6	1	23
Oregon	1,499	11	11	—	22
New York	1,441	11	9	1	21
Kansas	1,120	8	10	—	18
New Jersey	1,024	7	5	—	12
Virginia	964	7	3	—	10
Massachusetts	900	3	3	—	6
Pennsylvania	766	7	3	—	10
Alabama	760	4	—	—	4
Georgia	656	8	—	—	8
Louisiana	606	6	—	1	7
Connecticut	590	2	3	—	5
Idaho	548	6	1	—	7
Minnesota	538	—	12	—	12
Wisconsin	485	5	7	—	12
Missouri	479	2	—	1	3
Oklahoma	469	3	9	—	12
New Mexico	426	2	1	—	3
Rhode Island	398	3	—	—	3
Mississippi	386	5	—	—	5
Maryland	359	3	—	1	4
South Carolina	333	4	3	—	7
Arkansas	332	4	—	—	4
Indiana	310	3	4	—	7
Nevada	257	4	—	—	4
Kentucky	163	2	—	—	2
Delaware	105	2	—	—	2
Vermont	101	1	—	—	1
West Virginia	93	1	—	—	1
New Hampshire	90	1	—	—	1
Montana	76	1	—	—	1
Total	55,095	353	266	28	647

December 2024 weighted average occupancy		78.4%	80.8%	81.2%	79.5%

Community Support Centers

Our main community support centers are leased, including our 52,755 square foot support center in Brentwood, Tennessee and our 5,391 square foot support center in Milwaukee, Wisconsin.

Item 3.    Legal Proceedings

The information contained in Note 11 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "BKD." As of February 17, 2025, there were approximately 328 holders of record of our common stock.

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

The graph assumes that a person invested $100 in Brookdale stock and each of the indices on December 31, 2019 and that dividends are reinvested. The comparisons in this graph are not intended to forecast or be indicative of possible future performance of Brookdale shares or such indices.

	12/19	12/20	12/21	12/22	12/23	12/24
Brookdale Senior Living Inc.	$100.00	$60.94	$70.98	$37.55	$80.06	$69.19
Russell 3000	100.00	120.89	151.91	122.73	154.59	191.39
S&P Health Care	100.00	113.45	143.09	140.29	143.18	146.87

The performance graph and related information shall not be deemed to be filed as part of this Annual Report on Form 10-K and do not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate them by reference into such filing.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none during the quarter ended December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our common stock made during the three months ended December 31, 2024 by or on behalf of us or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
10/1/2024 - 10/31/2024	—	$—	—	$44,026
11/1/2024 - 11/30/2024	2,398	$5.20	—	$44,026
12/1/2024 - 12/31/2024	—	$—	—	$44,026
Total	2,398	$5.20	—

(1)Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock units. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock units or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)In 2016, our Board of Directors approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope, and timing of any purchases will be based on business, market, and other conditions and factors, including price, regulatory, and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified, or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of December 31, 2024, $44.0 million remained available under the repurchase program.

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

Executive Overview and Recent Developments

For information regarding our business, including our strategy and recent developments regarding macroeconomic conditions, community acquisitions and community lease amendments, refer to "Item 1. Business."

During 2023, we entered into amendments to our existing lease arrangements with Welltower Inc. (“Welltower”) pursuant to which we continue to lease 74 communities. In connection with the amendments, we extended the maturity of one lease involving 39 communities from December 31, 2026 until June 30, 2032. The amended leases for 35 of such communities were prospectively classified as operating leases subsequent to the amendment. For 2024 compared to 2023, the classification of such lease costs as operating lease expense resulted in a $9.9 million increase in cash lease payments for operating leases and an offsetting decrease in cash lease payments for financing leases. Refer to Note 3 in “Item 8. Financial Statements and Supplementary Data" for more information about the amendments.

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

Results of Operations

As of December 31, 2024, our total operations included 647 communities with a capacity to serve approximately 58,000 residents. As of that date, we owned 353 communities (32,206 units), leased 266 communities (18,633 units), and managed 28 communities (4,256 units). The following discussion should be read in conjunction with our consolidated financial statements and the related notes, which are included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The results of operations for any particular period are not necessarily indicative of results for any future period.

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

As of December 31, 2024, we had three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy, and allocating capital resources.

Discussion of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. Discussion of our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.

Comparison of Years Ended December 31, 2024 and 2023

Summary Operating Results

The following table summarizes our overall operating results for the years ended December 31, 2024 and 2023.

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Resident fees	$2,972,050	$2,857,270	$114,780	4.0%
Other operating income	—	9,073	(9,073)	(100.0)%
Facility operating expense	2,183,261	2,129,800	53,461	2.5%
Net income (loss)	(201,994)	(189,070)	12,924	6.8%
Adjusted EBITDA	386,194	335,538	50,656	15.1%

The increase in resident fees was primarily attributable to a 5.8% increase in same community RevPAR, comprised of a 4.1% increase in same community RevPOR and a 120 basis point increase in same community weighted average occupancy. The increase was partially offset by the disposition of communities since the beginning of the prior year which resulted in $55.2 million less in resident fees compared to the prior year.

During the year ended December 31, 2023, we recognized $9.1 million of government grants related to the COVID-19 pandemic as other operating income based on our estimates of our satisfaction of the conditions of the grants during the year.

The increase in facility operating expense was primarily attributable to a 4.4% increase in same community facility operating expense, primarily resulting from broad inflationary pressure, an additional day of expense due to the leap year, an increase in estimated insurance expense, an increase in property repair expense primarily as a result of severe weather events, an increase in information technology costs, and an increase in marketing expense compared to the prior year, partially offset by a decrease in the use of premium labor, primarily contract labor. The increase was partially offset by the disposition of communities since the beginning of the prior year, which resulted in $48.0 million less in facility operating expense during the year ended December 31, 2024 compared to the prior year.

The increase in net loss was primarily attributable to the increase in facility operating expense compared to the prior year, a $36.3 million gain on sale of communities, net recognized during the year ended December 31, 2023 for the sale of our one remaining entrance fee community, an $18.1 million increase in loss on debt modification and extinguishment compared to the prior year, and an increase in depreciation and amortization expense recognized compared to the prior year. These changes were partially offset by the increase in resident fees and a decrease in asset impairment expense compared to the prior year.

The increase in Adjusted EBITDA was primarily attributable to the increase in resident fees, partially offset by the increase in facility operating expense, the decrease in other operating income, and a $1.2 million increase in cash facility operating lease payments. The increase in cash facility operating lease payments for the current year compared to the prior year includes the change in classification of $9.9 million of lease payments for 35 communities as cash facility operating lease payments as a result of lease amendments in the prior year period, partially offset by a $7.8 million decrease in cash paid for operating leases for the community acquisition transactions and the reclassification of lease costs due to financing lease classification.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the years ended December 31, 2024 and 2023 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2024	2023	Amount		Percent
Resident fees	$2,972,050	$2,857,270	$114,780		4.0%
Other operating income	$—	$9,073	$(9,073)		(100.0)%
Facility operating expense	$2,183,261	$2,129,800	$53,461		2.5%

Number of communities (period end)	619	622	(3)		(0.5)%
Total average units	50,910	51,960	(1,050)		(2.0)%
RevPAR	$4,858	$4,577	$281		6.1%
Weighted average occupancy	78.6%	77.2%	140	bps	n/a
RevPOR	$6,182	$5,927	$255		4.3%

Same Community Operating Results and Data
Resident fees	$2,910,004	$2,751,231	$158,773		5.8%
Other operating income	$—	$8,708	$(8,708)		(100.0)%
Facility operating expense	$2,126,633	$2,037,510	$89,123		4.4%

Number of communities	610	610	—		—%
Total average units	49,960	49,950	10		—%
RevPAR	$4,854	$4,590	$264		5.8%
Weighted average occupancy	78.7%	77.5%	120	bps	n/a
RevPOR	$6,170	$5,925	$245		4.1%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the years ended December 31, 2024 and 2023, including operating results and data on a same community basis. All 68 of the communities in our Independent Living segment are included within our same community portfolio.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2024	2023	Amount		Percent
Resident fees	$598,922	$564,012	$34,910		6.2%
Other operating income	$—	$487	$(487)		(100.0)%
Facility operating expense	$403,840	$379,854	$23,986		6.3%

Number of communities (period end)	68	68	—		—%
Total average units	12,574	12,569	5		—%
RevPAR	$3,969	$3,739	$230		6.2%
Weighted average occupancy	80.4%	79.4%	100	bps	n/a
RevPOR	$4,934	$4,711	$223		4.7%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's RevPAR, comprised of a 4.7% increase in RevPOR and a 100 basis point increase in weighted average occupancy. The increase in the segment's RevPOR was primarily the result of the current year rate increase. The increase in the segment's weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the COVID-19 pandemic.

The increase in the segment's facility operating expense was primarily attributable to broad inflationary pressure, an additional day of expense due to the leap year, an increase in estimated insurance expense, an increase in property repair expense primarily as a result of severe weather events, increased wireless internet access provided for residents, and an increase in marketing expense compared to the prior year. The segment's same community facility operating expense for the year ended December 31, 2024 excludes $1.3 million of natural disaster expense.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the years ended December 31, 2024 and 2023, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2024	2023	Amount		Percent
Resident fees	$2,038,660	$1,960,432	$78,228		4.0%
Other operating income	$—	$8,008	$(8,008)		(100.0)%
Facility operating expense	$1,505,357	$1,466,123	$39,234		2.7%

Number of communities (period end)	534	537	(3)		(0.6)%
Total average units	33,603	34,414	(811)		(2.4)%
RevPAR	$5,045	$4,741	$304		6.4%
Weighted average occupancy	78.2%	77.0%	120	bps	n/a
RevPOR	$6,454	$6,158	$296		4.8%

Same Community Operating Results and Data
Resident fees	$2,004,217	$1,891,384	$112,833		6.0%
Other operating income	$—	$7,841	$(7,841)		(100.0)%
Facility operating expense	$1,471,953	$1,409,225	$62,728		4.5%

Number of communities	526	526	—		—%
Total average units	33,069	33,067	2		—%
RevPAR	$5,051	$4,767	$284		6.0%
Weighted average occupancy	78.2%	77.1%	110	bps	n/a
RevPOR	$6,457	$6,183	$274		4.4%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 4.4% increase in same community RevPOR and a 110 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year rate increase. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the COVID-19 pandemic. The increase in the segment's resident fees was partially offset by the disposition of communities since the beginning of the prior year, which resulted in $41.0 million less in resident fees during the year ended December 31, 2024 compared to the prior year.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily attributable to broad inflationary pressure, an additional day of expense due to the leap year, an increase in estimated insurance expense, an increase in property repair expense primarily as a result of severe weather events, an increase in information technology costs, and an increase in marketing expense compared to the prior year, partially offset by a decrease in the use of premium labor, primarily contract labor. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year, which resulted in $33.1 million less in facility operating expense during the year ended December 31, 2024 compared to the prior year. The segment's same community facility operating expense for the year ended December 31, 2024 excludes $5.3 million of natural disaster expense.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the years ended December 31, 2024 and 2023, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2024	2023	Amount		Percent
Resident fees	$334,468	$332,826	$1,642		0.5%
Other operating income	$—	$578	$(578)		(100.0)%
Facility operating expense	$274,064	$283,823	$(9,759)		(3.4)%

Number of communities (period end)	17	17	—		—%
Total average units	4,733	4,977	(244)		(4.9)%
RevPAR	$5,889	$5,560	$329		5.9%
Weighted average occupancy	76.6%	73.4%	320	bps	n/a
RevPOR	$7,691	$7,576	$115		1.5%

Same Community Operating Results and Data
Resident fees	$306,865	$295,835	$11,030		3.7%
Other operating income	$—	$380	$(380)		(100.0)%
Facility operating expense	$252,097	$248,274	$3,823		1.5%

Number of communities	16	16	—		—%
Total average units	4,317	4,314	3		0.1%
RevPAR	$5,924	$5,714	$210		3.7%
Weighted average occupancy	76.9%	74.8%	210	bps	n/a
RevPOR	$7,705	$7,639	$66		0.9%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 210 basis point increase in same community weighted average occupancy and a 0.9% increase in same community RevPOR. The increase in the segment's same community weighted average occupancy primarily reflects the impact of our execution on key initiatives to rebuild occupancy lost due to the COVID-19 pandemic. The increase in the segment's same community RevPOR was primarily the result of the current year rate increase, partially offset by an occupancy mix shift to more independent living residents. Additionally, an increase in resident fees at a community whose operations in the prior year were significantly impacted by winter storm damage and for which a repositioning project was completed in the prior year contributed to the increase in the segment’s resident fees. The increase in the segment's resident fees was partially offset by the disposition of communities since the beginning of the prior year, which resulted in $14.2 million less in resident fees during the year ended December 31, 2024 compared to the prior year.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year, which resulted in $14.9 million less in facility operating expense during the year ended December 31, 2024 compared to the prior year. The decrease in the segment's facility operating expense was partially offset by an increase in the segment's same community facility operating expense primarily attributable to broad inflationary pressure, an additional day of expense due to the leap year, and an increase in estimated insurance expense, partially offset by a decrease in the use of premium labor, primarily contract labor. The segment's same community facility operating expense for the year ended December 31, 2024 excludes $0.5 million of natural disaster expense.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the years ended December 31, 2024 and 2023.

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Management fees	$10,521	$10,161	$360	3.5%
Reimbursed costs incurred on behalf of managed communities	142,916	139,325	3,591	2.6%
Costs incurred on behalf of managed communities	142,916	139,325	3,591	2.6%
General and administrative expense	185,850	178,894	6,956	3.9%
Facility operating lease expense	200,587	202,410	(1,823)	(0.9)%
Depreciation and amortization	357,788	342,712	15,076	4.4%
Asset impairment	8,557	40,572	(32,015)	(78.9)%
Loss (gain) on sale of communities, net	—	(36,296)	(36,296)	(100.0)%
Interest income	19,162	23,146	(3,984)	(17.2)%
Interest expense	252,575	238,274	14,301	6.0%
Gain (loss) on debt modification and extinguishment, net	(20,762)	(2,702)	18,060	NM
Equity in earnings (loss) of unconsolidated ventures	—	(3,996)	(3,996)	(100.0)%
Non-operating gain (loss) on sale of assets, net	923	1,441	(518)	(35.9)%
Other non-operating income (loss)	9,376	21,687	(12,311)	(56.8)%
Benefit (provision) for income taxes	(4,646)	(8,784)	(4,138)	(47.1)%

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The increase in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to an increase in community costs incurred as a result of broad inflationary pressure for communities managed in both periods, partially offset by terminations of management agreements subsequent to the beginning of the prior year.

General and Administrative Expense. The increase in general and administrative expense was primarily due to $7.0 million of legal expenses for certain pending putative class action litigation previously described in our SEC filings, representing the current estimate of our ultimate cost to resolve such litigation, net of estimated probable insurance recoveries. General and administrative expense includes transaction, legal, and organizational restructuring costs of $7.9 million and $3.9 million for the years ended December 31, 2024 and 2023, respectively. Transaction costs include those directly related to acquisition, disposition, financing and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Legal costs include charges associated with putative class action litigation. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Depreciation and Amortization. The increase in depreciation and amortization expense was primarily due to the completion of community renovations, apartment upgrades, and other major building infrastructure projects since the beginning of the prior year.

Asset Impairment. During the current year, we recognized $8.6 million of non-cash impairment charges, primarily for certain leased communities with lower than expected occupancy and decreased future cash flow estimates over the remaining lease term and for property damage sustained at certain communities during the year. During the prior year, we recognized $40.6 million of non-cash impairment charges, primarily due to a non-cash impairment charge of $26.0 million on our investment in the Health Care Services venture as a result of our decision to sell our equity interest prior to the recovery of its market value. The impairment charges during the prior year also include amounts for certain leased communities with lower than expected occupancy and decreased future cash flow estimates.

Loss (Gain) on Sale of Communities, net. The decrease in gain on sale of communities, net was due to the sale of our one remaining entrance fee community during the prior year.

Interest Expense. The increase in interest expense was primarily due to an increase in interest expense on finance lease obligations as a result of a change in classification of lease costs from operating leases to financing leases as a result of lease classification changes during the current year and an increase in interest expense on long-term debt primarily as a result of higher fixed interest rates on long-term debt obtained subsequent to the beginning of the prior year.

Gain (Loss) on Debt Modification and Extinguishment, Net. The increase in loss on debt modification and extinguishment, net was primarily due to a loss on debt extinguishment in the current year for the convertible notes issuance and exchange transactions. Refer to the "Convertible Senior Notes" section for additional information on the convertible notes issuance and exchange transactions.

Equity in Earnings (Loss) of Unconsolidated Ventures. The decrease in equity in loss of unconsolidated ventures was due to the sale of our equity interest in the Health Care Services venture in 2023.

Other Non-operating Income (Loss). The decrease in other non-operating income was due to decreased income recognized for insurance recoveries from our property and casualty insurance policies.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the years ended December 31, 2024 and 2023 was primarily due to an increase in the tax expense resulting from the valuation allowance recorded against operating losses. We recorded an aggregate deferred federal, state, and local tax benefit of $43.7 million for the year ended December 31, 2024, which was offset by an increase in the valuation allowance of $47.3 million. We recorded an aggregate deferred federal, state, and local tax benefit of $41.5 million for the year ended December 31, 2023, which was offset by an increase in the valuation allowance of $49.1 million.

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

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2024	2023	Amount	Percent
Net cash provided by (used in) operating activities	$166,177	$162,923	$3,254	2.0%
Net cash provided by (used in) investing activities	(278,066)	(113,364)	164,702	145.3%
Net cash provided by (used in) financing activities	142,061	(174,439)	316,500	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	30,172	(124,880)	155,052	NM
Cash, cash equivalents, and restricted cash at beginning of year	349,668	474,548	(124,880)	(26.3)%
Cash, cash equivalents, and restricted cash at end of year	$379,840	$349,668	$30,172	8.6%
Adjusted Free Cash Flow	$(29,476)	$(47,631)	$18,155	38.1%

The increase in net cash provided by operating activities was primarily attributable to an increase in resident fee revenue compared to the prior year, partially offset by an increase in facility operating expense compared to the prior year, $28.3 million in cash received in the prior year associated with government grants and credits, and an increase in incentive compensation payments compared to the prior year.

The increase in net cash used in investing activities was primarily attributable to a $137.1 million decrease in proceeds from sales and maturities of marketable securities, a $107.8 million increase in cash used for the acquisition of assets, and a $76.5 million decrease in net proceeds from the sale of assets compared to the prior year, partially offset by a $125.4 million decrease in purchases of marketable securities and a $32.0 million decrease in cash paid for capital expenditures compared to the prior year.

The change in net cash provided by (used in) financing activities was primarily attributable to a $560.1 million increase in debt proceeds compared to the prior year, including $147.1 million of proceeds from the issuance of convertible notes, partially offset by a $227.8 million increase in repayment of debt and financing lease obligations compared to the prior year.

The change in Adjusted Free Cash Flow was primarily attributable to a $29.8 million decrease in non-development capital expenditures, net and the increase in net cash provided by operating activities compared to the prior year, partially offset by a $16.2 million decrease in property and casualty insurance proceeds compared to the prior year.

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
•transaction consideration and related expenses, including consideration for the acquisition of 30 communities pursuant to agreements with certain of our lessors;
•capital expenditures and improvements;
•cash collateral required to be posted in connection with our financial instruments and insurance programs; and
•other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of December 31, 2024, we had $4.1 billion of debt outstanding at a weighted average interest rate of 5.15%. As of such date, 88.4%, or $3.6 billion, of our total debt obligations represented non-recourse property-level mortgage financings.

As of December 31, 2024, we had $1.6 billion of operating and financing lease obligations, and for the twelve months ending December 31, 2025, we will be required to make approximately $240.0 million of cash lease payments in connection with our existing operating and financing leases (after giving effect to our planned acquisition transactions for 30 communities subsequent to December 31, 2024).

In September 2024, we entered into definitive agreements to acquire 30 senior living communities (1,561 units) that are currently leased by us for a combined purchase price of $310.0 million. We expect to complete the acquisition transactions in the first quarter of 2025, subject to the satisfaction of customary closing conditions for real estate transactions. We expect to fund the acquisition of the 30 communities through proceeds from mortgage financing and cash on hand.

As of December 31, 2024, we had $39.5 million of letters of credit and no cash borrowings were outstanding under our $100.0 million secured credit facility. We also had separate letter of credit facilities providing for up to $37.0 million of letters of credit as of December 31, 2024, under which $35.7 million had been issued as of that date.

Total liquidity of $389.3 million as of December 31, 2024 included $308.9 million of unrestricted cash and cash equivalents (excluding restricted cash of $70.9 million), $60.5 million of availability on our secured credit facility, and $19.9 million of marketable securities. Total liquidity as of December 31, 2024 increased $48.6 million from total liquidity of $340.7 million as of December 31, 2023.

As of December 31, 2024, our current liabilities exceeded current assets by $66.8 million. Included in our current liabilities is $111.1 million of the current portion of operating lease obligations, for which the associated right-of-use assets are excluded from current assets on our consolidated balance sheet. We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand, cash equivalents, and marketable securities, and proceeds from financings and refinancings of various assets will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to focus on increasing our RevPAR, maintaining appropriate expense discipline, continuing to refinance or exercise available extension options for maturing debt, continuing to evaluate our capital structure and the state of debt and equity markets, and monetizing non-strategic or underperforming owned assets. There is no assurance that financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in monetizing certain assets or exercising extension options.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors." Since the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance, decreases in their appraised values, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities’ maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. As of December 31, 2024, 10% of our owned communities were unencumbered by mortgage debt.

We have completed the refinancing of all of our debt maturities due in 2025. Our inability to obtain refinancing proceeds sufficient to cover 2026 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

The following table summarizes our capital expenditures for the year ended December 31, 2024 for our consolidated business.

(in thousands)
Community-level capital expenditures, net (1)	$150,939
Corporate capital expenditures, net	35,816
Non-development capital expenditures, net (2)	186,755
Development capital expenditures, net	637
Total capital expenditures, net	$187,392

(1)Reflects the amount invested, net of lessor reimbursements of $17.0 million.

(2)Amount is included in Adjusted Free Cash Flow.

In the aggregate, we expect our full-year 2025 non-development capital expenditures, net of anticipated lessor reimbursements and property and casualty insurance proceeds, to be $175.0 million to 180.0 million. We anticipate that our 2025 capital expenditures will be funded from cash on hand, cash equivalents, cash flows from operations, and reimbursements from lessors. As of December 31, 2024, the average age of the buildings in our consolidated senior housing portfolio was approximately 27 years. Our community-level non-development capital expenditures, net of lessor reimbursements, were $2,965 per unit in 2024, and our 2025 plans equate to approximately $3,000 per unit. To support our strategy and to protect the value of our community portfolio and ensure that our communities are in appropriate physical condition, over the intermediate term, we expect that our community-level non-development capital expenditures, net of lessor reimbursements, will be at annual levels in a similar range of recent and 2025 projected per unit spend.

Over the longer term, we expect that we will also continue to invest in our development capital expenditures program through which we expand, reposition, and redevelop selected existing senior living communities where economically advantageous. We expect our full-year 2025 development capital expenditures to be funded from reimbursements from lessors.

Indebtedness

As of December 31, 2024, we had $4.1 billion of debt outstanding, at a weighted average interest rate of 5.15%. As of such date, 88.4%, or $3.6 billion, of our total debt obligations represented non-recourse property-level mortgage financings. As of December 31, 2024, we had $3.0 billion of long-term fixed rate debt (including our $23.3 million principal amount of 2.00% convertible senior notes due 2026, our $369.4 million principal amount of 3.50% convertible senior notes due 2029, and our $9.4 million principal amount of the senior amortizing notes component of our tangible equity units), at a weighted average interest rate of 4.50%.

As of December 31, 2024, we had $1.1 billion of long-term variable rate debt, at a weighted average interest rate of 6.89%. Increases in prevailing interest rates as a result of inflation or other factors will increase our payment obligations on our variable-rate obligations to the extent they are unhedged and may increase our future borrowing and hedging costs. In the normal course of business, we enter into interest rate agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. Although we have interest rate cap or swap agreements in place for a majority of our long-term variable-rate debt, these agreements only limit our exposure to increases in interest rates above certain levels and generally must be renewed every one to three years. As of December 31, 2024, our $1.1 billion of outstanding long-term variable rate debt is indexed to SOFR plus a weighted average margin of 241 basis points. As of such date, $1.0 billion, or 91%, of our long-term variable rate debt is subject to interest rate cap or swap agreements, and $0.1 billion of our long-term variable rate debt is not subject to any interest rate cap or swap agreements. For our SOFR interest rate cap and swap agreements as of December 31, 2024, the weighted average fixed interest rate is 4.15%, and the weighted average remaining term is 0.7 years. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements.

The annual aggregate scheduled maturities (including recurring principal payments) of long-term debt outstanding as of December 31, 2024 are as follows (in thousands).

Years Ending December 31,	Long-term Debt	Weighted Rate
2025	$54,534	5.79%
2026 (1)	424,585	6.09%
2027	907,183	5.16%
2028	569,779	5.50%
2029	822,296	4.38%
Thereafter	1,333,484	5.14%
Total obligations	4,111,861	5.15%
Less amount representing deferred financing costs, net	(49,074)
Total	$4,062,787

(1)Includes the maturities of $326.1 million of mortgage debt for which we have the option to extend the maturities for one additional year subject to the satisfaction of certain conditions.

Convertible Senior Notes

2026 Convertible Senior Notes

On October 1, 2021, we issued $230.0 million principal amount of 2.00% convertible senior notes due 2026 (the "2026 Notes"). We received net proceeds of $224.3 million at closing after the deduction of the initial purchasers’ discount. We used $15.9 million of the net proceeds to pay the cost of the capped call transactions described below.

The 2026 Notes were issued pursuant to, and are governed by, the Indenture dated as of October 1, 2021 by and between us and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC) ("EQ"), as trustee. The 2026 Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2026 Notes, and equal in right of payment to any of our indebtedness that is not so subordinated. The 2026 Notes are effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) and any preferred equity of our current or future subsidiaries.

The 2026 Notes bear interest at 2.00% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year. The 2026 Notes will mature on October 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms. Holders of the 2026 Notes may convert all or any portion of their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding July 15, 2026, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2026 Notes on each such trading day; (3) if we call any or all of the 2026 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the 2026 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events. On or after July 15, 2026, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock at our election.

The conversion rate for the 2026 Notes is initially 123.4568 shares of our common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of approximately $8.10 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or following the issuance of a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2026 Notes in connection with such a corporate event or who elects to convert any 2026 Notes called (or deemed called) for redemption during the related redemption period in certain circumstances.

We may redeem for cash all or (subject to certain limitations) any portion of the 2026 Notes, at our option, on or after October 21, 2024 and prior to the 51st scheduled trading day immediately preceding the maturity date if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes.

If we undergo a fundamental change (as defined in the Indenture) prior to the maturity date, holders may require us to repurchase for cash all or any portion of their 2026 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

In connection with the offering of the 2026 Notes, we entered into privately negotiated capped call transactions ("Capped Call Transactions") with each of Bank of America, N.A., Royal Bank of Canada, Wells Fargo Bank, National Association or their respective affiliates (the "Capped Call Counterparties"). The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the 2026 Notes and initially have an exercise price of $8.10 per share of common stock. The cap price of the Capped Call Transactions is initially approximately $9.90 per share of our common stock, representing a premium of 65% above the last reported sale price of $6.00 per share of our common stock on September 28, 2021, and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce or offset potential dilution to holders of our common stock upon conversion of the 2026 Notes and/or offset the potential cash payments that we could be required to make in excess of the principal amount of any converted Notes upon conversion thereof, with such reduction and/or offset subject to a cap based on the cap price.

The Capped Call Transactions are separate transactions entered into by us with the Capped Call Counterparties and are not part of the terms of the 2026 Notes. The Capped Call Transactions had a cost of $15.9 million, which was paid on October 1, 2021 from the proceeds of the 2026 Notes. We account for Capped Call Transactions separately from the 2026 Notes and recognized the cost as a reduction of additional paid-in capital in the year ended December 31, 2021 as the Capped Call Transactions are indexed to our common stock. Refer to Note 7 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for additional information on the convertible senior notes transactions.

2029 Convertible Senior Notes

On September 30, 2024, we entered into privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with certain holders (the "Investors") of the 2026 Notes. On October 3, 2024, pursuant to the Exchange and Subscription Agreements, we issued $369.4 million aggregate principal amount of 3.50% convertible senior notes due 2029 (the "2029 Notes"). At closing, $219.4 million principal amount of the 2029 Notes were issued in exchange for $206.7 million principal amount of the 2026 Notes and $150.0 million principal amount of the 2029 Notes were issued for cash. As part of such transactions, $29.7 million principal amount of the 2029 Notes were issued in exchange for $28.0 million principal amount of the 2026 Notes in transactions with one holder and its affiliates whom beneficially owned more than 10% of the shares of the our common stock as of such date and at closing. The 2029 Notes were issued pursuant to, and are governed by, an Indenture (the “2029 Notes Indenture”), dated as of October 3, 2024 between EQ, as trustee and us. Following the closing, $23.3 million in aggregate principal amount of the 2026 Notes remain outstanding with the terms unchanged.

The 2029 Notes are our senior unsecured obligations and will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2029 Notes, and equal in right of payment to any indebtedness that is not so subordinated. The 2029 Notes are effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally junior to all indebtedness and other liabilities (including trade payables) and any preferred equity of our current or future subsidiaries. Under the terms of the 2029 Notes Indenture, subject to certain exceptions, we may not incur pari passu indebtedness in an aggregate principal amount exceeding $500.0 million.

The 2029 Notes bear interest at a rate of 3.50% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2025. The 2029 Notes will mature on October 15, 2029, unless earlier converted or repurchased in accordance with their terms. Holders of the 2029 Notes may convert all or any portion of their 2029 Notes at their option at any time prior to the close of business on the business day immediately preceding July 15, 2029, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2024 (and only during such calendar quarter), if the last reported sale price of our the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2029 Notes on each such trading day; or (3) upon the occurrence of specified corporate events. On or after July 15, 2029, holders may convert all or any portion of their 2029 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Under the 2029 Notes Indenture, we will not be obligated to deliver any shares of common stock to any holder upon any conversion of the 2029 Notes whereby such holder would beneficially own a number of shares of Company common stock in excess of 19.9% of the total number of shares of Company common stock issued and outstanding immediately following such conversion.

The conversion rate for the 2029 Notes will initially be 111.1111 shares of common stock per $1,000 principal amount of the 2029 Notes (equivalent to an initial conversion price of approximately $9.00 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2029 Notes in connection with such a corporate event.

We do not have the right to redeem the 2029 Notes at our election before the maturity date. No sinking fund is provided for the 2029 Notes.

Our net cash proceeds from the exchange and issuance transactions, after subtracting fees, discounts and expenses, were $135.0 million. We intend to use the proceeds to fund acquisitions and for general corporate purposes.

We recognized a $15.5 million loss on debt extinguishment in the year ended December 31, 2024 for the completed exchange and issuance transactions.

Credit Facilities

In December 2023, we amended our revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The amended agreement provides an expanded commitment amount of up to $100.0 million which can be drawn in cash or as letters of credit. The credit facility matures in January 2027, and we have the option to extend the facility for two additional terms of approximately one year each subject to the satisfaction of certain conditions. Amounts drawn under the facility will bear interest at SOFR plus an applicable margin ranging from 2.5% to 3.0% based upon the percentage of the total commitment drawn. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of December 31, 2024. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon certain calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of December 31, 2024, $39.5 million of letters of credit and no cash borrowings were outstanding under our $100.0 million secured credit facility, and the facility had $60.5 million of availability. We also had separate letter of credit facilities providing up to $37.0 million of letters of credit as of December 31, 2024 under which $35.7 million had been issued as of that date.

Long-Term Leases

As of December 31, 2024, we operated 266 communities under long-term leases (227 operating leases and 39 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, we guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

After giving effect to our planned acquisition transactions for 30 leased communities subsequent to December 31, 2024, the leases relating to substantially all of our remaining leased communities are fixed rate leases with annual escalators that are fixed. We are responsible for all operating costs, including repairs, property taxes, and insurance. As of December 31, 2024, the weighted average remaining lease term of our operating and financing leases was 10.3 and 0.8 years, respectively. The lease terms generally provide for renewal or extension options, or in certain cases, purchase options. The existing lease maturities of our senior housing community leases as of December 31, 2024 are as follows (without giving effect to future renewals or extension options).

Years Ending December 31,	Community Count	Total Units
2025	58	6,464
2026	2	153
2027	—	—
2028	1	116
2029	17	735
Thereafter	158	9,604
Subtotal	236	17,072
Communities subject to acquisition agreements	30	1,561
Total	266	18,633

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions, and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and lease coverage ratios. We are required to spend approximately $28.0 million in aggregate for the 24-month period ending December, 31, 2026 for capital expenditures under certain of our community leases and approximately $125.0 million in aggregate thereafter under the initial lease terms of such leases. Our lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements and maintain insurance coverage. Certain leases contain cure provisions, which generally allow us to post an additional lease security deposit if the required covenant is not met.

Certain of our master leases contain radius restrictions, which limit our ability to own, develop, or acquire new communities within a specified distance from certain existing communities covered by such agreements. These radius restrictions could negatively affect our ability to expand, develop, or acquire senior housing communities and operating companies.

For the year ended December 31, 2024, our cash lease payments for our operating leases were $257.5 million and for our financing leases were $28.8 million. The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the consolidated balance sheet as of December 31, 2024 are as follows (in millions).

Years Ending December 31,	Operating Lease Payments	Financing Lease Payments	Total Minimum Lease Payments
2025	$233.2	$10.7	$243.9
2026	182.0	7.1	189.1
2027	185.0	6.3	191.3
2028	182.5	6.1	188.6
2029	185.0	6.1	191.1
Thereafter	1,089.5	15.3	1,104.8
Total minimum lease payments	$2,057.2	$51.6	$2,108.8

Debt and Lease Covenants

Certain of our long-term debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities and/or increased by accumulated depreciation and amortization, and/or further adjusted for certain other specified adjustments. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date. As of December 31, 2024, our liquidity was $389.3 million.

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

As of December 31, 2024, we are in compliance with the financial covenants of our debt agreements and long-term leases.

Summary of Contractual Obligations

The following table presents a summary of our material indebtedness and lease obligations, as of December 31, 2024.

	Payments Due during the Years Ending December 31,
(in millions)	2025	2026(1)	2027	2028	2029	Thereafter	Total
Principal on long-term debt(2)	$54.5	$424.6	$907.2	$569.8	$822.3	$1,333.5	$4,111.9
Interest on long-term debt(3)	210.4	201.1	158.8	129.8	97.0	76.6	873.7
Long-term debt obligations	264.9	625.7	1,066.0	699.6	919.3	1,410.1	4,985.5
Lease obligations(4)	243.9	189.1	191.3	188.6	191.1	1,104.8	2,108.8
Total long-term debt and lease obligations	$508.7	$814.8	$1,257.3	$888.2	$1,110.4	$2,514.8	$7,094.3

(1)Principal on long-term debt includes the maturities of $326.1 million of mortgage debt for which we have the option to extend the maturities for one additional year subject to the satisfaction of certain conditions.
(2)Excludes deferred financing costs of $49.1 million as of December 31, 2024.
(3)Represents contractual interest for all fixed rate obligations and interest on variable rate instruments at the December 31, 2024 rate applicable for each instrument excluding the impact of interest rate cap and swap agreements. As of December 31, 2024, our long-term variable rate debt had a weighted average interest rate of 6.89%. We are subject to market risks from changes in interest rates and increases or decreases in prevailing interest rates would change our payment obligations on our variable-rate obligations.
(4)Reflects future minimum lease payments prior to giving effect to variable payments after giving effect to our planned acquisition transactions for 30 communities subsequent to December 31, 2024.

In September 2024, the Company entered into two definitive agreements to acquire 30 communities (1,561 units) that are currently leased by the Company for a combined purchase price of $310.0 million. The Company expects to complete the acquisition transactions in the first quarter of 2025, subject to the satisfaction of customary closing conditions for real estate transactions.

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

Long-Lived Asset Impairment

As of December 31, 2024, our long-lived assets were comprised primarily of $4.6 billion and $1.1 billion of net property, plant and equipment and leasehold intangibles and operating lease right-of-use assets, respectively.

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

In estimating the recoverability of asset groups for purposes of our long-lived asset impairment testing, we utilize future cash flow projections that are generally developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at our cash flow projections, we consider our historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, estimated asset holding periods, and other factors. In estimating the future cash flows of asset groups for purposes of our long-lived asset impairment test, we make certain key assumptions. Those assumptions include asset holding periods, future revenues, facility operating expenses, and cash flows, including sales proceeds that we would receive upon a sale of the assets using estimated capitalization rates in the case of communities. We corroborate the estimated capitalization rates we use in these calculations with capitalization rates observable from recent market transactions.

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

During 2024, 2023, and 2022, we evaluated long-lived depreciable assets and lease right-of-use assets and determined that the carrying amount of these assets exceeded the undiscounted cash flows for certain of our communities. Estimated fair values were determined for these certain properties, and we recorded asset impairment charges. The following is a summary of asset impairment expense for these assets.

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Operating lease right-of-use assets	$4.6	$8.3	$13.7
Property, plant and equipment and leasehold intangibles, net	4.0	6.3	15.9
Total	$8.6	$14.6	$29.6

These impairment charges are primarily due to lower than expected occupancy and decreased future cash flow estimates at certain communities, and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

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

As of December 31, 2024, we accrued reserves of $117.1 million for general liability, professional liability, and workers' compensation programs. During the year ended December 31, 2024, we increased our estimate of the amount of aggregate accrued liabilities for these programs based on recent claims experience, resulting in an increase to operating expenses of $13.5 million. During the year ended December 31, 2023, there was no significant adjustment to our operating expenses for any change in our estimate of the amount of these liabilities. During the year ended December 31, 2022, we reduced our estimate of the amount of aggregate accrued liabilities for these programs based on recent claims experience, resulting in a decrease to operating expenses of $12.0 million.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP performance measure that we define as net income (loss) excluding: benefit/provision for income taxes, non-operating income/expense items, and depreciation and amortization; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, legal, cost reduction, or organizational restructuring items that management does not consider as part of our underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include non-cash impairment charges, operating lease expense adjustment, non-cash stock-based compensation expense, gain/loss on sale of communities, and transaction, legal, and organizational restructuring costs. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Legal costs include charges associated with putative class action litigation. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance.

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

Adjusted EBITDA has material limitations as a performance measure, including: (i) excluded interest and income tax are necessary to operate our business under our current financing and capital structure; (ii) excluded depreciation, amortization, and impairment charges may represent the wear and tear and/or reduction in value of our communities, goodwill, and other assets and may be indicative of future needs for capital expenditures; and (iii) we may incur income/expense similar to those for which adjustments are made, such as gain/loss on sale of assets, facility operating lease termination, or debt modification and extinguishment, non-cash stock-based compensation expense, and transaction, legal, and other costs, and such income/expense may significantly affect our operating results.

The table below reconciles Adjusted EBITDA from net income (loss).

	Years Ended December 31,
(in thousands)	2024	2023
Net income (loss)	$(201,994)	$(189,070)
Provision (benefit) for income taxes	4,646	8,784
Equity in (earnings) loss of unconsolidated ventures	—	3,996
Loss (gain) on debt modification and extinguishment, net	20,762	2,702
Non-operating loss (gain) on sale of assets, net	(923)	(1,441)
Other non-operating (income) loss	(9,376)	(21,687)
Interest expense	252,575	238,274
Interest income	(19,162)	(23,146)
Income (loss) from operations	46,528	18,412
Depreciation and amortization	357,788	342,712
Asset impairment	8,557	40,572
Loss (gain) on sale of communities, net	—	(36,296)
Operating lease expense adjustment	(48,793)	(45,739)
Non-cash stock-based compensation expense	14,184	11,985
Transaction, legal, and organizational restructuring costs	7,930	3,892
Adjusted EBITDA	$386,194	$335,538

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Years Ended December 31,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$166,177	$162,923
Net cash provided by (used in) investing activities	(278,066)	(113,364)
Net cash provided by (used in) financing activities	142,061	(174,439)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$30,172	$(124,880)

Net cash provided by (used in) operating activities	$166,177	$162,923
Distributions from unconsolidated ventures from cumulative share of net earnings	—	(430)
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(16,362)	(9,844)
Non-development capital expenditures, net	(186,755)	(216,511)
Property and casualty insurance proceeds	8,548	24,704
Payment of financing lease obligations	(1,084)	(8,473)
Adjusted Free Cash Flow	$(29,476)	$(47,631)

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of December 31, 2024, 72.8%, or $3.0 billion, of our long-term debt had a weighted average fixed interest rate of 4.50%. As of December 31, 2024, we had $1.1 billion of long-term variable rate debt, at a weighted average interest rate of 6.89%.

In the normal course of business, we enter into certain interest rate cap and swap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of December 31, 2024, our $1.1 billion of outstanding long-term variable rate debt is indexed to SOFR plus a weighted average margin of 241 basis points. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in SOFR. As of December 31, 2024, $1.0 billion, or 91%, of our long-term variable rate debt is subject to interest rate cap or swap agreements and $0.1 billion of our variable rate debt is not subject to any interest rate cap or swap agreements. For our SOFR interest rate cap and swap agreements as of December 31, 2024, the weighted average fixed interest rate is 4.15%, and the weighted average remaining term is 0.7 years. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in SOFR as of December 31, 2024.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$2.9
200	4.3
500	8.1
1,000	13.2

(1)Amounts are after consideration of interest rate cap and swap agreements in place as of December 31, 2024.

Item 8.    Financial Statements and Supplementary Data

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brookdale Senior Living Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

Evaluation of operating lease right-of-use assets for impairment
Description of the Matter
As of December 31, 2024, the Company’s consolidated balance sheet included operating lease right-of-use assets of $1.1 billion. As discussed in Note 4 to the consolidated financial statements, operating lease right-of-use assets are routinely evaluated for indicators of impairment. For operating lease right-of-use assets with indicators of potential impairment, the Company compares the estimated undiscounted future cash flows of each long-lived asset group to its carrying amount. If the long-lived asset group’s carrying amount exceeds its estimated undiscounted future cash flows, the fair value of the long-lived asset group is then estimated by management and compared to its carrying amount. An impairment charge is recognized on these long-lived assets when the carrying amount exceeds fair value.

Auditing management’s process to evaluate indicators of potential impairment and its evaluation of operating lease right-of-use assets for impairment was complex and involved a high degree of subjectivity due to the significant estimation required to determine the estimated undiscounted future cash flows and fair values of long-lived asset groups where indicators of potential impairment were determined to be present. In particular, the future cash flows and fair value estimates were sensitive to significant assumptions including the estimation of revenue and expense growth, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to evaluate operating lease right-of-use assets for impairment, including controls over management’s review of the significant assumptions described above.

To test the Company’s evaluation of operating lease right-of-use assets for impairment, we performed audit procedures that included, among others, assessing the methodologies used to estimate future cash flows and estimate fair values, testing the significant assumptions used to develop the estimates of future cash flows and fair values, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business and other relevant factors would affect the significant assumptions. The evaluation of the Company’s methodology and key assumptions was performed with the assistance of our valuation specialists. We assessed the historical accuracy of the Company’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the undiscounted future cash flows and fair values of the operating lease right-of-use assets that would result from changes in the key assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1993.
Chicago, Illinois
February 19, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brookdale Senior Living Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Brookdale Senior Living Inc.'s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Brookdale Senior Living Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 19, 2025

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$308,925	$277,971
Marketable securities	19,879	29,755
Restricted cash	39,871	41,341
Accounts receivable, net	51,891	48,393
Prepaid expenses and other current assets, net	92,371	80,908
Total current assets	512,937	478,368
Property, plant and equipment and leasehold intangibles, net	4,594,401	4,330,629
Operating lease right-of-use assets	1,133,837	670,907
Restricted cash	31,044	30,356
Goodwill	27,321	27,321
Other assets, net	36,022	35,854
Total assets	$6,335,562	$5,573,435
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$40,779	$41,463
Current portion of financing lease obligations	37,007	1,075
Current portion of operating lease obligations	111,104	192,631
Trade accounts payable	65,515	66,526
Accrued expenses	264,384	242,668
Refundable fees and deferred revenue	60,974	55,753
Total current liabilities	579,763	600,116
Long-term debt, less current portion	4,022,008	3,655,850
Financing lease obligations, less current portion	266,895	150,774
Operating lease obligations, less current portion	1,174,204	683,876
Deferred tax liability	9,604	5,987
Other liabilities	69,183	71,679
Total liabilities	6,121,657	5,168,282
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at December 31, 2024 and 2023; 210,547,351 and 198,780,826 shares issued and 200,019,826 and 188,253,301 shares outstanding (including 27,972 unvested restricted shares as of December 31, 2024), respectively	2,105	1,988
Additional paid-in-capital	4,352,991	4,342,362
Treasury stock, at cost; 10,527,525 shares at December 31, 2024 and 2023	(102,774)	(102,774)
Accumulated deficit	(4,039,847)	(3,837,912)
Total Brookdale Senior Living Inc. stockholders' equity	212,475	403,664
Noncontrolling interest	1,430	1,489
Total equity	213,905	405,153
Total liabilities and equity	$6,335,562	$5,573,435

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Resident fees	$2,972,050	$2,857,270	$2,585,529
Management fees	10,521	10,161	12,020
Reimbursed costs incurred on behalf of managed communities	142,916	139,325	147,361
Other operating income	—	9,073	80,469
Total revenue and other operating income	3,125,487	3,015,829	2,825,379

Facility operating expense (excluding facility depreciation and amortization of $330,664, $317,581, and $324,904, respectively)	2,183,261	2,129,800	2,083,605
General and administrative expense (including non-cash stock-based compensation expense of $14,184, $11,985, and $14,466, respectively)	185,850	178,894	168,594
Facility operating lease expense	200,587	202,410	165,294
Depreciation and amortization	357,788	342,712	347,444
Asset impairment	8,557	40,572	29,618
Loss (gain) on sale of communities, net	—	(36,296)	(73,850)
Costs incurred on behalf of managed communities	142,916	139,325	147,361
Income (loss) from operations	46,528	18,412	(42,687)

Interest income	19,162	23,146	6,935
Interest expense:
Debt	(215,525)	(209,772)	(157,869)
Financing lease obligations	(27,761)	(21,950)	(48,061)
Amortization of deferred financing costs	(9,723)	(7,696)	(6,446)
Change in fair value of derivatives	434	1,144	7,659
Gain (loss) on debt modification and extinguishment, net	(20,762)	(2,702)	(1,357)
Equity in earnings (loss) of unconsolidated ventures	—	(3,996)	(10,782)
Non-operating gain (loss) on sale of assets, net	923	1,441	595
Other non-operating income (loss)	9,376	21,687	12,114
Income (loss) before income taxes	(197,348)	(180,286)	(239,899)
Benefit (provision) for income taxes	(4,646)	(8,784)	1,559
Net income (loss)	(201,994)	(189,070)	(238,340)
Net (income) loss attributable to noncontrolling interest	59	59	(87)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(201,935)	$(189,011)	$(238,427)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.89)	$(0.84)	$(1.25)
Weighted average shares used in computing basic and diluted net income (loss) per share	227,525	225,209	190,463

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Total equity, balance at beginning of period	$405,153	$584,153	$699,623
Common stock:
Balance at beginning of period	$1,988	$1,978	$1,975
Shares issued for settlement of prepaid stock purchase contracts	76	—	—
Shares issued for warrant exercise	28	—	—
Restricted stock and restricted stock units, net	19	16	9
Shares withheld for employee taxes	(6)	(6)	(6)
Balance at end of period	$2,105	$1,988	$1,978
Additional paid-in-capital:
Balance at beginning of period	$4,342,362	$4,332,302	$4,208,675
Compensation expense related to restricted stock grants	14,184	11,985	14,466
Shares issued for settlement of prepaid stock purchase contracts	(76)	—	—
Shares issued for warrant exercise	(28)	—	—
Issuance of tangible equity units, net of issuance costs	—	—	113,457
Restricted stock and restricted stock units, net	(19)	(16)	(9)
Shares withheld for employee taxes	(3,432)	(1,909)	(4,287)
Balance at end of period	$4,352,991	$4,342,362	$4,332,302
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(3,837,912)	$(3,648,901)	$(3,410,474)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(201,935)	(189,011)	(238,427)
Balance at end of period	$(4,039,847)	$(3,837,912)	$(3,648,901)
Noncontrolling interest:
Balance at beginning of period	$1,489	$1,548	$2,221
Net income (loss) attributable to noncontrolling interest	(59)	(59)	87
Noncontrolling interest distribution	—	—	(760)
Balance at end of period	$1,430	$1,489	$1,548
Total equity, balance at end of period	$213,905	$405,153	$584,153
Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	188,253	187,249	186,958
Shares issued for settlement of prepaid stock purchase contracts	7,550	—	—
Shares issued for warrant exercise	2,879	—	—
Restricted stock and restricted stock units, net	1,920	1,580	911
Shares withheld for employee taxes	(582)	(576)	(620)
Balance at end of period	200,020	188,253	187,249

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(201,994)	$(189,070)	$(238,340)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on debt modification and extinguishment, net	20,762	2,702	1,357
Depreciation and amortization, net	367,511	350,408	353,890
Asset impairment	8,557	40,572	29,618
Equity in (earnings) loss of unconsolidated ventures	—	3,996	10,782
Distributions from unconsolidated ventures from cumulative share of net earnings	—	430	561
Amortization of entrance fees	—	(732)	(2,307)
Proceeds from deferred entrance fee revenue	—	477	4,222
Deferred income tax (benefit) provision	3,617	7,590	(1,324)
Operating lease expense adjustment	(48,793)	(45,739)	(34,896)
Change in fair value of derivatives	(434)	(1,144)	(7,659)
Loss (gain) on sale of assets, net	(923)	(37,737)	(74,445)
Non-cash stock-based compensation expense	14,184	11,985	14,466
Property and casualty insurance income	(8,532)	(18,920)	(11,379)
Other non-operating (income) loss	—	(2,542)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,498)	7,380	(4,624)
Prepaid expenses and other assets, net	(21,560)	21,629	(21,240)
Trade accounts payable and accrued expenses	15,697	2,448	(27,185)
Refundable fees and deferred revenue	5,221	(654)	(1,934)
Operating lease assets and liabilities for lessor capital expenditure reimbursements	16,362	9,844	13,718
Net cash provided by (used in) operating activities	166,177	162,923	3,281
Cash Flows from Investing Activities
Purchase of marketable securities	(49,054)	(174,476)	(263,669)
Sale and maturities of marketable securities	60,000	197,100	398,752
Capital expenditures, net of related payables	(201,250)	(233,205)	(196,924)
Acquisition of assets, net of cash acquired	(108,411)	(574)	(6,004)
Investment in unconsolidated ventures	—	(7,589)	(218)
Distributions received from unconsolidated ventures	—	—	966
Proceeds from sale of assets, net	7,017	83,526	4,653
Property and casualty insurance proceeds	8,548	24,704	—
Change in lease acquisition deposits, net	(5,000)	—	—
Purchase of interest rate cap instruments	(10,149)	(12,454)	(1,632)
Proceeds from interest rate cap instruments	20,563	9,890	788
Other	(330)	(286)	(4,141)
Net cash provided by (used in) investing activities	(278,066)	(113,364)	(67,429)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows from Financing Activities
Proceeds from debt	765,652	205,549	254,259
Repayment of debt and financing lease obligations	(594,997)	(367,242)	(281,185)
Proceeds from issuance of tangible equity units	—	—	139,438
Payment of financing costs, net of related payables	(25,157)	(10,831)	(7,077)
Payments of employee taxes for withheld shares	(3,437)	(1,915)	(4,293)
Other	—	—	(760)
Net cash provided by (used in) financing activities	142,061	(174,439)	100,382
Net increase (decrease) in cash, cash equivalents, and restricted cash	30,172	(124,880)	36,234
Cash, cash equivalents, and restricted cash at beginning of period	349,668	474,548	438,314
Cash, cash equivalents, and restricted cash at end of period	$379,840	$349,668	$474,548

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 647 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care, connection, and services in an environment that feels like home. As of December 31, 2024, the Company owned 353 communities, representing a majority of the Company's community portfolio, leased 266 communities, and managed 28 communities.

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

For sale‑leaseback transactions in which the Company has not transferred control of the underlying asset, the Company does not recognize an asset sale or derecognize the underlying asset until control is transferred. For such transactions, the Company recognizes the underlying assets within assets under financing leases as a component of property, plant and equipment and leasehold intangibles, net on the consolidated balance sheets and continues to depreciate the assets over their useful lives. Additionally, the Company accounts for any amounts received as a financing lease liability and the Company recognizes interest expense on the financing lease liability utilizing the effective interest method with the interest expense limited to an amount that is not greater than the cash payments on the financing lease liability over the term of the lease. The Company reviews for sale accounting whenever events or changes in circumstances indicate that control may have been transferred and the Company recognizes an asset sale and lease accounting is applied if the Company has transferred control of the underlying asset. When an asset sale is recognized for such transactions, the Company removes the transferred assets and financing lease liability from the consolidated balance sheet and a gain or loss on the sale is recognized for the difference between the carrying amount of the asset and the financing lease liability. When the Company repurchases an asset subject to a sale-leaseback transaction in which the Company has not previously transferred control of the underlying asset, the Company recognizes a gain or loss on extinguishment of the financing obligation upon completion of the reacquisition transaction for the difference between the amount of the repurchase price and the previously recognized financing obligation.

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

Certain of the Company's employee stock-based awards vest only upon the achievement of a market condition where the measurement period is three years and vesting of the awards is based on the Company's level of attainment of a specified total stockholder return relative to the percentage appreciation of a specified index of companies for the respective three-year measurement period. Compensation expense for awards with market conditions is recognized over the service period, which is generally three to four years, and the actual achievement of the market condition does not impact expense recognition. The Company uses a Monte Carlo valuation model to estimate the grant date fair value of such awards. Depending on the results achieved during the three-year measurement period, the number of shares that ultimately vest may range from 0% to 150% of the stock-based awards granted. The expected volatility of the Company's common stock at the date of grant is estimated based on a historical average volatility rate for the approximate three-year performance period and the estimated expected weighted average volatility was 61.5%, 83.3%, and 76.0% for awards granted in 2024, 2023, and 2022, respectively. The risk-free interest rate assumption is based on observed interest rates consistent with the approximate three-year measurement period and the estimated weighted average risk free interest rate was 4.4%, 4.4% and 1.8% for awards granted in 2024, 2023, and 2022, respectively.

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

Asset Category	Estimated Useful Life (in years)
Buildings and improvements	40
Furniture and equipment	3 – 15
Resident in-place lease intangibles	1 – 3

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires expanded annual and interim disclosures for significant segment expenses. The Company adopted ASU 2023-07 for the year ended December 31, 2024. Refer to Note 20 for disclosures of segment information.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the effect this pronouncement will have on its disclosures of income statement expenses.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company's consolidated financial position or results of operations.

3. Acquisitions, Dispositions, and Other Significant Leasing Transactions

Ventas Lease Amendment

In December 2024, the Company and certain of its subsidiaries, and Ventas, Inc. (“Ventas”) and certain of its subsidiaries, amended the existing master lease arrangement pursuant to which the Company leases 120 communities. Beginning January 1, 2026, the Company will continue to lease 65 communities (“Renewal Communities”) and the remaining 55 communities (“Non-renewal Communities”) that are not renewed will either be sold by Ventas or transitioned, with such transitions commencing on or after September 1, 2025.

The amended master lease arrangement provides for an aggregate annual minimum rent for the Renewal Communities of $64.0 million beginning on January 1, 2026. Effective on January 1, 2027, and on January 1 of each lease year thereafter, the annual minimum rent will continue to be subject to an escalator equal to 3%. Under the amended master lease arrangement, the term of the leases for the Renewal Communities was extended through December 31, 2035 with one 10-year extension option remaining.

In addition, Ventas has agreed to fund costs associated with capital expenditures at the communities subject to the master lease arrangement in the aggregate amount of up to $35.0 million during the calendar years 2025 to 2027, provided that, with respect to any such amounts funded by Ventas, the annual rent under the master lease arrangement will prospectively increase by the amount of each reimbursement multiplied by the greater of (i) 8% and (ii) the United States 10-Year Treasury Rate plus 3.5%. No more than $15.0 million may be funded in each calendar year.

The amended master lease arrangement provides that Ventas will use commercially reasonable efforts to sell 11 of the Non-renewal Communities. Rent for any Non-renewal Communities to be sold will continue through December 31, 2025 regardless of the date of the sale (subject to a potential rent credit associated with the sale of one large community in the group). For the remaining 44 Non-renewal Communities, Ventas will begin transitions on or after September 1, 2025. Rent will terminate with respect to any community that is transitioned on the earlier of the date of such transition or December 31, 2025. In the event any Non-renewal Community is not sold or transitioned by December 31, 2025, the Company may manage such communities at a management fee of 5% of managed revenue, generally until the earlier of the transition or sale of such community or December 31, 2026.

The amendment to the lease arrangements increased the operating lease right-of-use assets and lease obligations recognized on the Company's consolidated balance sheet each by $434.9 million.

International JV / Welltower Portfolio Acquisition

In September 2024, the Company entered into a definitive agreement to acquire 11 senior living communities that were leased by the Company from a joint venture between Welltower Inc. (“Welltower”) and its joint venture partners for a purchase price of $300.0 million. Effective December 17, 2024, the Company successfully closed on the acquisition. As part of this transaction, the Company assumed $194.5 million of existing 4.92% fixed rate agency debt which is scheduled to mature in March 2027 and the remainder of the purchase price was paid with cash on hand. Previously, these communities were held in a triple-net lease with annualized cash rent payments of $22.3 million and an initial maturity of August 31, 2028. The leases for the 11 communities were previously classified as operating leases and were prospectively classified as financing leases from the purchase agreement date through the date of the acquisition.

Diversified Healthcare Trust Portfolio Acquisition

In September 2024, the Company entered into a definitive agreement to acquire 25 senior living communities that were leased by the Company as of December 31, 2024 from Diversified Healthcare Trust for a purchase price of $135.0 million. As of December 31, 2024, these communities were held in a triple-net lease with annualized current cash rent payments of $10.2 million and a current maturity of December 31, 2032. The Company expects to complete the acquisition transaction in the first quarter of 2025, subject to the satisfaction of customary closing conditions for real estate transactions. The Company expects to fund the acquisition of the 25 communities through proceeds from mortgage financing and cash on hand.

The leases for the 25 communities were previously classified as operating leases and have been prospectively classified as financing leases subsequent to the amendment of the leasing arrangement through the date of acquisition. The amendment of the leasing arrangement resulted in the following changes to the amounts recognized on the Company's consolidated balance sheet.

(in millions)
Property, plant and equipment and leasehold intangibles, net	$128.6
Operating lease right-of-use assets	(40.4)
Total assets	$88.2

Financing lease obligations	$135.0
Operating lease obligations	(46.8)
Total liabilities	$88.2

Welltower Portfolio Acquisition

In September 2024, the Company entered into a definitive agreement to acquire five senior living communities that are currently leased by the Company from Welltower for a purchase price of $175.0 million. As of December 31, 2024, these communities were held in a triple-net lease with annualized current cash rent payments of $13.7 million. The term of the lease was previously scheduled to expire in December 2024, but has been extended through the date of the acquisition. The Company expects to complete the acquisition transaction in the first quarter of 2025, subject to the satisfaction of customary closing conditions for real estate transactions. The Company expects to fund the acquisition of the five communities through proceeds from mortgage financing and cash on hand.

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

Omega Lease Amendment

In August 2024, the Company and Omega Healthcare Investors, Inc. ("Omega") amended the existing master lease pursuant to which the Company continues to lease 24 communities from Omega. The Company's amended master lease has an initial term to expire on December 31, 2037. As part of the amendment, Omega agreed to make available up to $80.0 million to fund costs associated with capital expenditures for the communities through December 31, 2037. The annual rent under the lease will not be adjusted upon reimbursements for capital expenditures in the aggregate amount of up to $30.0 million of the $80.0 million pool, which is available in certain tranches through June 30, 2028. With respect to the remaining $50.0 million of the $80.0 million pool, the annual rent under the lease will prospectively increase by the amount of each reimbursement multiplied by 9.5%. The $50.0 million is available in certain tranches beginning January 1, 2025, subject to certain annual reimbursement caps specified in the lease. Under the terms of the amendment, rent will escalate annually per the terms of the existing lease escalator, with a potential minor contingent rent adjustment beginning in 2028 depending on lease performance. The amendment to the lease arrangements increased the operating lease right-of-use assets and lease obligations recognized on the Company's consolidated balance sheet each by $253.4 million.

Sale of Investment in Health Care Services Venture

Prior to December 2023, the Company held a 20% equity interest in its former Health Care Services segment with the remaining 80% equity interest held by affiliates of HCA Healthcare, Inc. ("HCA Healthcare"). During 2023, the Company contributed $7.5 million to the Health Care Services Venture (the "HCS Venture"). During the three months ended December 31, 2023, the Company recognized a non-cash impairment charge of $26.0 million on its investment in the HCS Venture as a result of the Company's decision to sell its equity interest prior to the recovery of its market value. In December 2023, the Company completed the sale of its 20% equity interest in the HCS Venture to HCA Healthcare for cash proceeds of $27.4 million.

Welltower Lease Amendments

During the three months ended June 30, 2023, the Company entered into amendments to its existing lease arrangements with Welltower pursuant to which the Company continues to lease 74 communities. In connection with the amendments, the Company extended the maturity of one lease involving 39 communities from December 31, 2026 until June 30, 2032. As a result, the Company's amended lease arrangements provide that the current term for 69 of the communities will expire on June 30, 2032. The remaining five communities are subject to an agreement to be purchased by the Company as described above. The amendments did not change the amount of required lease payments over the previous term of the leases or the annual lease escalators. In addition, Welltower agreed to make available a pool in the aggregate amount of up to $17.0 million to fund costs associated with certain capital expenditure projects for 69 of the communities. Upon reimbursement of such expenditures, the annual minimum rent under the lease will prospectively increase by the amount of the reimbursement multiplied by the sum of the then current Secured Overnight Financing Rate ("SOFR") (subject to a floor of 3.0%) and a margin of 4.0%, and such amount will escalate annually consistent with the minimum rent escalation provisions of the 39 community lease.

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

Master Lease Amendment

In the three months ended December 31, 2022, the Company and a lessor entered into an amendment to the Company’s existing master lease pursuant to which the Company continues to lease 24 communities. The amendment removed certain asset repurchase clauses and adjusted the extension option provisions. The amendment did not change the amount of required lease payments or the initial term of the lease. The leases for 16 of these communities were previously accounted for as failed sale-leaseback transactions as the Company had not previously transferred control of the underlying assets for accounting purposes. The Company determined that the adjustment of the extension option provisions and the removal of the asset repurchase clauses in December 2022 resulted in the transfer of control of the assets of the 16 communities for accounting purposes and resulted in qualification as a sale. The Company recognized a $73.9 million non-cash gain on sale of communities for the transaction in the three months ended December 31, 2022. In addition, the amended leases for such communities are prospectively classified as operating leases as of December 31, 2022, the effective date of the amendment. The amendment of the leasing arrangement resulted in the following changes to the amounts recognized on the Company's consolidated balance sheet.

(in millions)
Property, plant and equipment and leasehold intangibles, net	$(220.5)
Operating lease right-of-use assets	91.6
Total assets	$(128.9)

Financing lease obligations	$(294.4)
Operating lease obligations	91.6
(Loss) gain on sale of communities, net	73.9
Total liabilities and equity	$(128.9)

4. Fair Value Measurements

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to their short maturity of 90 days or less.

Marketable Securities

As of December 31, 2024 and 2023, marketable securities of $19.9 million and $29.8 million, respectively, are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

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

The following table summarizes the Company's SOFR interest rate cap instruments as of December 31, 2024.

($ in millions)
Notional balance	$783.8
Weighted average fixed cap rate	4.18%
Weighted average remaining term	0.7 years
Estimated asset fair value (included in other assets, net)	$4.1

As of December 31, 2023, the estimated asset fair value of the interest rate cap instruments was $13.3 million included in other assets, net.

The following table summarizes the Company's SOFR interest rate swap instrument as of December 31, 2024.

($ in millions)
Notional balance	$230.0
Fixed interest rate	4.06%
Remaining term	0.8 years
Estimated fair value (included in other liabilities)	$(0.1)

As of December 31, 2023, the estimated asset fair value of the interest rate swap instrument was $1.6 million included in other assets, net.

Long-Term Debt

The Company estimates the fair value of its debt primarily using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. The Company had outstanding long-term debt with a carrying amount of approximately $4.1 billion and $3.7 billion as of December 31, 2024 and 2023, respectively. Fair value of the long-term debt is approximately $3.8 billion and $3.4 billion as of December 31, 2024 and 2023, respectively. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

As part of the acquisition of 11 senior living communities on December 17, 2024, the Company assumed $194.5 million of existing 4.92% fixed rate agency debt which is scheduled to mature in March 2027. The Company estimated the fair value of the assumed debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness (Level 2). The Company recognized $188.6 million of long-term debt as of the acquisition date based upon on its estimated fair value.

On October 3, 2024, the Company issued $369.4 million aggregate principal amount of its 3.50% convertible senior notes due 2029 (the “2029 Notes”) pursuant to convertible notes issuance and exchange transactions. The Company estimated the fair value of the issued debt based upon the cash proceeds obtained for the new subscriptions in the issuance transactions (Level 2). The Company recognized $362.2 million of long-term debt as of the date of the exchange and subscription transactions based upon on its estimated fair value. Refer to Note 7 for additional information on the convertible notes issuance and exchange transactions.

Asset Impairment Expense

The following is a summary of asset impairment expense.

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Operating lease right-of-use assets	$4.6	$8.3	$13.7
Property, plant and equipment and leasehold intangibles, net	4.0	6.3	15.9
Investment in unconsolidated ventures	—	26.0	—
Asset impairment	$8.6	$40.6	$29.6

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

Operating Lease Right-of-Use Assets

During the years ended December 31, 2024, 2023, and 2022, the Company evaluated operating lease right-of-use assets for impairment and identified communities with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified communities and recorded an impairment charge for the excess of carrying amount over fair value. During the year ended December 31, 2024, 2023, and 2022 the Company recognized the right-of-use assets for the operating leases for 22 communities, 12 communities, and eight communities, respectively, on the consolidated balance sheet at the estimated fair value of $7.3 million, $16.4 million, and $30.9 million, respectively. In the aggregate, the Company recorded a non-cash impairment charge of $4.6 million, $8.3 million, and $13.7 million for the years ended December 31, 2024, 2023, and 2022, respectively, to operating lease right-of-use assets. These impairment charges are primarily due to lower than expected occupancy and decreased future cash flow estimates at certain leased communities over the remaining lease term, and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

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

Property, Plant and Equipment and Leasehold Intangibles, Net

During the years ended December 31, 2024, 2023, and 2022, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified properties and recorded an impairment charge for the excess of carrying amount over fair value.

The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $4.0 million, $6.3 million, and $15.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. These impairment charges are primarily due to property damage sustained at certain communities, lower than expected occupancy and decreased future cash flow estimates at certain communities, and/or the completed or potential disposition of underperforming communities and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

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

5. Revenue

Resident fee revenue by payor source is as follows.

	For the Years Ended December 31,
	2024	2023	2022
Private pay	93.8%	93.7%	93.5%
Government reimbursement	4.8%	4.8%	5.1%
Other third-party payor programs	1.4%	1.5%	1.4%

Government reimbursements represented 15.5%, 16.9%, and 18.0% of resident fee revenue for the CCRCs segment for the years ended December 31, 2024, 2023, and 2022, respectively. Refer to Note 20 for disaggregation of revenue by reportable segment.

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

The Company had total deferred revenue (included within refundable fees and deferred revenue, and other liabilities within the consolidated balance sheets) of $53.8 million and $48.3 million, including $29.4 million and $24.1 million of monthly resident fees billed and received in advance, as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, 2023, and 2022 the Company recognized $48.3 million, $50.2 million, and $54.5 million respectively, of revenue that was included in the deferred revenue balance as of January 1, 2024, 2023, and 2022, respectively. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

The following table presents the changes in allowance for credit losses on accounts receivable for the periods indicated.

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Balance at beginning of period	$14.1	$12.8	$13.3
Provision within facility operating expense	19.4	22.6	20.0
Write-offs	(21.3)	(22.5)	(22.2)
Recoveries and other	1.5	1.2	1.7
Balance at end of period	$13.7	$14.1	$12.8

6. Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2024 and 2023, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following.

	As of December 31,
(in thousands)	2024	2023
Land	$532,719	$500,649
Buildings and improvements	5,667,855	5,348,133
Furniture and equipment	1,182,026	1,111,408
Resident in-place lease intangibles	281,041	282,411
Construction in progress	32,965	33,905
Assets under financing leases and leasehold improvements	1,245,791	1,070,900
Property, plant and equipment and leasehold intangibles	8,942,397	8,347,406
Accumulated depreciation and amortization	(4,347,996)	(4,016,777)
Property, plant and equipment and leasehold intangibles, net	$4,594,401	$4,330,629

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

For the years ended December 31, 2024, 2023, and 2022, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $357.8 million, $342.7 million, and $347.4 million, respectively.

7. Debt

Long-term debt consists of the following.

	December 31,
(in thousands)	2024	2023
Fixed mortgage notes payable due 2026 through 2047; weighted average interest rate of 4.65% and 4.26%, as of December 31, 2024 and 2023, respectively	$2,599,028	$1,953,414
Variable mortgage notes payable due 2026 through 2030; weighted average interest rate of 6.89% and 7.74% as of December 31, 2024 and 2023, respectively	1,110,642	1,524,907
Convertible notes payable due October 2026; interest rate of 2.00% as of both December 31, 2024 and 2023	23,297	230,000
Convertible notes payable due October 2029; interest rate of 3.50% as of December 31, 2024	369,445	—
Tangible equity units senior amortizing notes due November 2025; interest rate of 10.25% as of both December 31, 2024 and 2023	9,449	17,990
Deferred financing costs, net	(49,074)	(28,998)
Total long-term debt	4,062,787	3,697,313
Current portion	40,779	41,463
Total long-term debt, less current portion	$4,022,008	$3,655,850

As of December 31, 2024, 88.4%, or $3.6 billion of the Company's total debt obligations represented non-recourse property-level mortgage financings.

The annual aggregate scheduled maturities (including recurring principal payments) of long-term debt outstanding as of December 31, 2024 are as follows (in thousands).

Year Ending December 31,	Long-term Debt	Rate
2025	$54,534	5.79%
2026 (1)	424,585	6.09%
2027	907,183	5.16%
2028	569,779	5.50%
2029	822,296	4.38%
Thereafter	1,333,484	5.14%
Total obligations	4,111,861	5.15%
Less amount representing deferred financing costs, net	(49,074)
Total	$4,062,787

(1)Includes the maturities of $326.1 million of mortgage debt for which the Company has the option to extend the maturities for one additional year subject to the satisfaction of certain conditions.

In 2023, the Company's remaining variable rate mortgage notes payable arrangements indexed to London Interbank Offered Rate ("LIBOR") were modified to reference SOFR rather than LIBOR prospectively after the discontinuance of LIBOR in July 2023. The Company applied the optional expedient provided by Accounting Standards Codification 848, Reference Rate Reform, for debt contract modifications related to the discontinuation of reference rates to ease the potential burden in accounting for reference rate reform.

2026 Convertible Senior Notes

On October 1, 2021, the Company issued $230.0 million principal amount of 2.00% convertible senior notes due 2026 (the "2026 Notes"). The 2026 Notes were issued pursuant to, and are governed by, the Indenture dated as of October 1, 2021 by and between the Company and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC) ("EQ") as trustee. The 2026 Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2026 Notes, and equal in right of payment to any of the Company’s indebtedness that is not so subordinated. The 2026 Notes are effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) and any preferred equity of current or future subsidiaries of the Company.

The 2026 Notes bear interest at 2.00% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year. The 2026 Notes will mature on October 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms. Holders of the 2026 Notes may convert all or any portion of their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding July 15, 2026, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2021 (and only during such calendar quarter), if the last reported sale price of the common stock of the Company for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock of the Company and the conversion rate for the 2026 Notes on each such trading day; (3) if the Company calls any or all of the 2026 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the 2026 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events. On or after July 15, 2026, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock at the Company’s election.

The conversion rate for the 2026 Notes is initially 123.4568 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of approximately $8.10 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or following the issuance of a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2026 Notes in connection with such a corporate event or who elects to convert any 2026 Notes called (or deemed called) for redemption during the related redemption period in certain circumstances.

The Company may redeem for cash all or (subject to certain limitations) any portion of the 2026 Notes, at the Company's option, on or after October 21, 2024 and prior to the 51st scheduled trading day immediately preceding the maturity date if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes.

The Company has recognized the 2026 Notes in their entirety as a liability on the consolidated balance sheet and no portion of the proceeds from the issuance of the convertible debt instrument was accounted for separately as an embedded conversion feature within stockholders’ equity. The 2026 Notes were initially recognized at $223.3 million, which reflects $230.0 million principal amount less the $5.7 million initial purchasers' discount and $1.0 million of debt issuance costs. Subsequent to the Company’s convertible notes exchange transactions on October 3, 2024, $23.3 million in aggregate principal amount of the 2026 Notes remain outstanding with the terms unchanged.

Capped Call Transactions

In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions ("Capped Call Transactions") with each of Bank of America, N.A., Royal Bank of Canada, Wells Fargo Bank, National Association or their respective affiliates (the "Capped Call Counterparties"). The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the 2026 Notes and initially have an exercise price of $8.10 per share of common stock. The cap price of the Capped Call Transactions is initially approximately $9.90 per share of the Company’s common stock, representing a premium of 65% above the last reported sale price of $6.00 per share of the Company’s common stock on September 28, 2021, and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce or offset potential dilution to holders of the Company’s common stock upon conversion of the 2026 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted 2026 Notes upon conversion thereof, with such reduction and/or offset subject to a cap based on the cap price.

The Capped Call Transactions are separate transactions entered into by the Company with the Capped Call Counterparties and are not part of the terms of the 2026 Notes. The Capped Call Transactions had a cost of $15.9 million, which was paid on October 1, 2021 from the proceeds of the 2026 Notes. The Company accounted for the Capped Call Transactions separately from the 2026 Notes and recognized the $15.9 million cost as a reduction of additional paid-in capital in the year ended December 31, 2021 as the Capped Call Transactions are indexed to the Company’s common stock.

2029 Convertible Senior Notes

On September 30, 2024, the Company entered into privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with certain holders (the "Investors") of the 2026 Notes. On October 3, 2024, pursuant to the Exchange and Subscription Agreements, the Company issued $369.4 million aggregate principal amount of its 2029 Notes. At closing, $219.4 million principal amount of the 2029 Notes were issued in exchange for $206.7 million principal amount of the 2026 Notes and $150.0 million principal amount of the 2029 Notes were issued for cash. As part of such transactions, $29.7 million principal amount of the 2029 Notes were issued in exchange for $28.0 million principal amount of the 2026 Notes in transactions with one holder and its affiliates whom beneficially owned more than 10% of the shares of the Company's common stock as of such date and at closing. The 2029 Notes were issued pursuant to, and are governed by, an Indenture (the “2029 Notes Indenture”), dated as of October 3, 2024 between the Company and EQ as trustee. Following the closing, $23.3 million in aggregate principal amount of the 2026 Notes remain outstanding with the terms unchanged.

The 2029 Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of its indebtedness that is expressly subordinated in right of payment to the 2029 Notes, and equal in right of payment to any indebtedness that is not so subordinated. The 2029 Notes are effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally junior to all indebtedness and other liabilities (including trade payables) and any preferred equity of current or future subsidiaries of the Company. Under the terms of the 2029 Notes Indenture, subject to certain exceptions, the Company may not incur pari passu indebtedness in an aggregate principal amount exceeding $500.0 million.

The 2029 Notes bear interest at a rate of 3.50% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2025. The 2029 Notes will mature on October 15, 2029, unless earlier converted or repurchased in accordance with their terms. Holders of the 2029 Notes may convert all or any portion of their 2029 Notes at their option at any time prior to the close of business on the business day immediately preceding July 15, 2029, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2024 (and only during such calendar quarter), if the last reported sale price of the common stock of the Company for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock of the Company and the conversion rate for the 2029 Notes on each such trading day; or (3) upon the occurrence of specified corporate events. On or after July 15, 2029, holders may convert all or any portion of their 2029 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. Under the 2029 Notes Indenture, the Company will not be obligated to deliver any shares of common stock to any holder upon any conversion of the 2029 Notes whereby such holder would beneficially own a number of shares of Company common stock in excess of 19.9% of the total number of shares of Company common stock issued and outstanding immediately following such conversion.

The conversion rate for the 2029 Notes will initially be 111.1111 shares of common stock per $1,000 principal amount of the 2029 Notes (equivalent to an initial conversion price of approximately $9.00 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2029 Notes in connection with such a corporate event.

The Company does not have the right to redeem the 2029 Notes at its election before the maturity date. No sinking fund is provided for the 2029 Notes.

The Company’s net cash proceeds from the exchange and issuance transactions, after subtracting fees, discounts, and expenses, were $135.0 million. The Company intends to use the proceeds to fund acquisitions and for general corporate purposes.

The 2029 Notes were initially recognized at the $362.2 million estimated fair value, which reflects $369.4 million principal amount less the $7.2 million discount in the exchange and subscription transactions. The Company recognized a $15.5 million loss on debt extinguishment in the year ended December 31, 2024 for the completed exchange and issuance transactions.

Credit Facilities

In December 2023, the Company amended its revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The amended agreement provides an expanded commitment amount of up to $100.0 million which can be drawn in cash or as letters of credit. The credit facility matures in January 2027, and the Company has the option to extend the facility for two additional terms of approximately one year each subject to the satisfaction of certain conditions. Amounts drawn under the facility will bear interest at SOFR plus an applicable margin ranging from 2.5% to 3.0% based upon the percentage of the total commitment drawn. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of December 31, 2024. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of the Company’s communities. Available capacity under the facility will vary from time to time based upon certain calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of December 31, 2024, $39.5 million of letters of credit and no cash borrowings were outstanding under the Company's $100.0 million secured credit facility. The Company also had separate letter of credit facilities providing up to $37.0 million of letters of credit as of December 31, 2024 under which $35.7 million had been issued as of that date.

2024 Financing

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

In November 2024, the Company entered into an amendment to extend the maturity date of $220.0 million of its mortgage debt secured by first priority mortgages on 24 communities to October 2026 and to obtain the delayed draw term loan advance of $10.0 million, bringing the aggregate outstanding principal amount of the loan to $230.0 million. The loan bears interest at a variable rate equal to SOFR plus a margin of 245 basis points. The Company has the right to extend the term of the loan for one additional year, subject to the satisfaction of certain conditions.

In December 2024, as part of the acquisition of 11 senior living communities the Company assumed $194.5 million of existing 4.92% fixed rate agency debt which is scheduled to mature in March 2027.

In December 2024, the Company obtained $344.2 million of debt secured by non-recourse first mortgages on 47 communities, which also continue to secure $433.9 million of additional outstanding mortgages with maturities in 2027 and 2031. The $344.2 million loan bears interest at a fixed rate of 6.14%, is interest only for the first two years, and matures in January 2032. At the closing, the Company repaid $312.5 million of debt under the mortgage facility, which was scheduled to mature in 2027, using proceeds from the $344.2 million loan.

2023 Financing

In December 2023, the Company obtained $179.5 million of debt secured by non-recourse first mortgages on 47 communities, which also continued to secure $580.4 million of additional outstanding mortgages with maturities in 2027. The $179.5 million loan bears interest at a fixed rate of 5.97%, and matures in January 2031. At the closing, the Company repaid $260.1 million of debt under the mortgage facility, which was scheduled to mature in 2024, using proceeds from the $179.5 million loan and cash on hand.

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

As of December 31, 2024, the Company is in compliance with the financial covenants of its debt agreements.

8. Leases

As of December 31, 2024, the Company operated 266 communities under long-term leases (227 operating leases and 39 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, the Company guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

After giving effect to the Company's planned acquisition transactions for 30 leased communities subsequent to December 31, 2024, the leases relating to substantially all of the Company's remaining leased communities are fixed rate leases with annual escalators that are fixed. The Company is responsible for all operating costs, including repairs and maintenance, property taxes, and insurance. As of December 31, 2024, the weighted average remaining lease term of the Company's operating and financing leases was 10.3 and 0.8 years, respectively. The leases generally provide for renewal or extension options, or in certain cases, purchase options. As of December 31, 2024, none of the Company's renewal or extension option periods for community leases are included in the lease term for accounting purposes.

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

As of December 31, 2024, the Company is in compliance with the financial covenants of its long-term lease agreements.

A summary of operating and financing lease expense (including the respective presentation on the consolidated statements of operations) and net cash outflows from leases is as follows.

	Years Ended December 31,
Operating Leases (in thousands)	2024	2023	2022
Facility operating expense	$8,122	$7,105	$6,329
Facility lease expense	200,587	202,410	165,294
Operating lease expense	208,709	209,515	171,623
Operating lease expense adjustment (1)	48,793	45,739	34,896
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(16,362)	(9,844)	(13,718)
Operating net cash outflows from operating leases	$241,140	$245,410	$192,801

(1) Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense.

	Years Ended December 31,
Financing Leases (in thousands)	2024	2023	2022
Depreciation and amortization	$15,275	$16,444	$38,126
Interest expense: financing lease obligations	27,761	21,950	48,061
Financing lease expense	$43,036	$38,394	$86,187

Operating cash outflows from financing leases	$27,761	$21,950	$48,061
Financing cash outflows from financing leases	1,084	8,473	22,221
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	(598)	(475)	(11,932)
Total net cash outflows from financing leases	$28,247	$29,948	$58,350

As of December 31, 2024, the weighted average discount rate of the Company's operating and financing leases was 8.8% and 7.8%, respectively.

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the consolidated balance sheet as of December 31, 2024 are as follows (in millions).

Year Ending December 31,	Operating Leases	Financing Leases
2025	$233.2	$10.7
2026	182.0	7.1
2027	185.0	6.3
2028	182.5	6.1
2029	185.0	6.1
Thereafter	1,089.6	15.3
Total lease payments	2,057.3	51.6
Purchase price for communities subject to acquisition agreements	—	310.0
Reacquisition price in excess of sale-leaseback proceeds	—	(32.8)
Imputed interest and variable lease payments	(772.0)	(45.5)
Other financing obligations	—	20.6
Total lease obligations	$1,285.3	$303.9

9. Tangible Equity Units

During 2022, the Company issued 2,875,000 of its 7.00% tangible equity units (the “Units”) at a public offering price of $50.00 per Unit for an aggregate offering of $143.8 million. The Company received proceeds of $139.4 million after the deduction of the underwriters’ discount. Each Unit is comprised of a prepaid stock purchase contract and a senior amortizing note with an initial principal amount of $8.8996. Under each purchase contract, the Company is obligated to deliver to the holder on November 15, 2025 a minimum of 12.9341, and a maximum of 15.1976, shares of the Company’s common stock depending on the daily volume-weighted average price ("VWAPs") of its common stock for the 20 trading days preceding the settlement date. Each amortizing note bears interest at the rate of 10.25% per annum, requires quarterly installment payments of principal and interest, and has a final installment payment date of November 15, 2025. The cash installment payments will be equivalent to 7.00% per year with respect to each $50.00 stated amount of Unit. The Units, purchase contracts, and amortizing notes are subject to the terms and conditions set forth in the Purchase Contract Agreement dated November 21, 2022 between the Company and EQ as purchase contract agent, and the Indenture and First Supplemental Indenture, each dated November 21, 2022, between the Company and EQ as trustee, including certain early settlement, repurchase, and adjustment events as set forth therein.

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

During the year ended December 31, 2024, 583,662 of the Units were separated at the election of the holders into the two components, prepaid stock purchase contracts and senior amortizing notes, and the Company delivered 7,549,141 shares of the Company’s common stock upon settlement of such prepaid stock purchase contracts. As of December 31, 2024, 2,291,338 prepaid stock purchase contracts remain outstanding, and the maximum number of shares issuable upon settlement of the Units' prepaid stock purchase contracts is 34.8 million.

10. Accrued Expenses

Accrued expenses reflected within current liabilities on the Company’s consolidated balance sheets consist of the following.

	As of December 31,
(in thousands)	2024	2023
Employee compensation	$107,710	$104,322
Insurance reserves	72,501	54,834
Real estate taxes	27,300	26,988
Interest	18,175	17,838
Utilities	8,709	8,444
Income taxes payable	2,385	2,071
Other	27,604	28,171
Total	$264,384	$242,668

11. Commitments and Contingencies

Litigation

The Company has been and is currently involved in litigation and claims incidental to the conduct of its business, which it believes are generally comparable to other companies in the senior living and healthcare industries. In addition, the Company has been and currently is involved in putative class action litigation regarding staffing at the Company's communities and compliance with consumer protection laws and the Americans with Disabilities Act (and similar state laws). Certain claims and lawsuits allege large damage amounts, seek injunctive relief, and may require (and have required) significant costs to defend and resolve. The Company continues to vigorously defend against the putative class action cases. Based on the information that has been received as of the date hereof related to certain pending putative class action litigation discussed above, the Company took a charge for this litigation of $7.0 million for the year ended December 31, 2024, representing its current estimate of the Company’s ultimate cost to resolve such litigation, net of estimated probable insurance recoveries. The final outcome of the litigation is dependent on many factors that are difficult to predict. Accordingly the Company’s ultimate cost related to this matter may be materially different than the amount of the Company’s current estimate and accruals.

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

As of December 31, 2024 and 2023, the Company accrued reserves of $140.0 million and $122.6 million, respectively, under the Company's insurance programs, of which $67.5 million and $67.8 million is classified as other liabilities as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company accrued $13.8 million and $4.3 million, respectively, of estimated amounts receivable from the insurance companies under these insurance programs.

The Company has secured self-insured retention risk under its primary workers' compensation programs with restricted cash deposits and other deposits of $5.7 million and $8.3 million and letters of credit of $57.1 million and $57.2 million as of December 31, 2024 and 2023, respectively. Additionally, the Company’s wholly-owned captive insurance company had restricted cash and other deposits of $13.4 million and $10.3 million as of December 31, 2024 and 2023, respectively.

13. Stock-Based Compensation

The following table sets forth information about the Company's restricted stock units and stock awards.

(in thousands, except for weighted average amounts)	Number of Restricted Stock Units and Stock Awards	Weighted Average Grant Date Fair Value
Outstanding on January 1, 2022	5,011	$6.80
Granted	2,921	5.58
Vested	(2,039)	7.15
Cancelled/forfeited	(520)	6.88
Outstanding on December 31, 2022	5,373	6.00
Granted	3,992	2.98
Vested	(2,001)	5.87
Cancelled/forfeited	(961)	5.90
Outstanding on December 31, 2023	6,403	4.17
Granted	2,290	6.36
Vested	(1,892)	4.88
Cancelled/forfeited	(443)	3.93
Outstanding on December 31, 2024	6,358	4.76

As of December 31, 2024, there was $12.0 million of total unrecognized compensation cost related to outstanding, unvested share-based compensation. That cost is expected to be recognized over a weighted average period of 1.9 years and is based on grant date fair value.

As of December 31, 2024, the Company's outstanding shares included 27,972 unvested restricted shares. The Company did not have any unvested restricted shares as of December 31, 2023.

During 2024, grants of restricted stock units and stock awards under the Company's 2014 and 2024 Omnibus Incentive Plans were as follows.

(in thousands, except for weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2024	2,224	$6.36	$14,148
Three months ended June 30, 2024	17	$6.86	$115
Three months ended September 30, 2024	36	$7.15	$258
Three months ended December 31, 2024	14	$6.31	$86

14. Earnings Per Share

Potentially dilutive common stock equivalents for the Company include convertible senior notes, warrants, unvested restricted stock, restricted stock units, and prepaid stock purchase contracts.

As of December 31, 2024, the maximum number of shares issuable upon settlement of the 2026 Notes is 3.9 million (after giving effect to 1.0 million additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events). As of December 31, 2024, the maximum number of shares issuable upon settlement of the 2029 Notes is 55.0 million (after giving effect to 13.9 million additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events). Refer to Note 7 for more information on the 2026 Notes and the 2029 Notes.

On July 26, 2020, the Company issued to Ventas a warrant (the "Warrant") to purchase 16.3 million shares of the Company’s common stock, $0.01 par value per share, at a price per share of $3.00. The Warrant is exercisable at Ventas' option at any time and from time to time, in whole or in part, until December 31, 2025. The exercise price and the number of shares issuable on exercise of the Warrant are subject to certain anti-dilution adjustments, including for cash dividends, stock dividends, stock splits, reclassifications, non-cash distributions, certain repurchases of common stock, and business combination transactions. During the year ended December 31, 2024, the Company issued 2.9 million shares of common stock upon the partial exercise of the Warrant by Ventas for 5.2 million shares, net of shares withheld to satisfy the aggregate exercise price. As of December 31, 2024, the Warrant remains outstanding for the right to purchase 11.1 million shares of the Company's common stock.

As of December 31, 2024, the maximum number of shares issuable upon settlement of the Units' prepaid stock purchase contracts is 34.8 million. Refer to Note 9 for more information on the Units.

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the minimum number of shares issuable upon settlement of the prepaid stock purchase contract component of the Units.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Weighted average common shares outstanding	195,612	188,023	186,574
Weighted average minimum shares issuable under purchase contracts	31,913	37,186	3,889
Weighted average shares outstanding - basic	227,525	225,209	190,463

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

	As of December 31,
(in millions)	2024	2023	2022
2026 Notes at initial conversion rate	2.9	28.4	28.4
Incremental shares issuable upon certain events for 2026 Notes	1.0	9.9	9.9
2029 Notes at initial conversion rate	41.1	—	—
Incremental shares issuable upon certain events for 2029 Notes	13.9	—	—
Warrants	11.1	16.3	16.3
Restricted stock and restricted stock units	6.4	6.4	5.4
Incremental shares issuable under purchase contracts	5.2	6.5	6.5
Total	81.6	67.5	66.5

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

For the years ended December 31, 2024, 2023, and 2022, there were no repurchases under the share repurchase program. As of December 31, 2024, approximately $44.0 million remains available under the share repurchase program.

16. Retirement Plans

The Company maintains a 401(k) retirement savings plan for all employees that meet minimum employment criteria. Such plan provides that the participants may defer eligible compensation subject to certain Internal Revenue Code maximum amounts. The Company makes matching contributions in amounts equal to 25.0% of the employee's contribution to such plan, for contributions up to a maximum of 4.0% of eligible compensation. An additional matching contribution of 12.5%, subject to the same limit on eligible compensation, may be made at the discretion of the Company based upon the Company's performance. For the years ended December 31, 2024, 2023, and 2022, the Company's expense for such plan was $4.4 million, $4.8 million, and $4.1 million, respectively.

17. Income Taxes

The benefit (provision) for income taxes is comprised of the following.

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Federal:
Current	$122	$(183)	$(17)
Deferred	(3,617)	(7,590)	1,325
Total federal	(3,495)	(7,773)	1,308
State:
Current	(1,151)	(1,011)	251
Deferred (included in federal above)	—	—	—
Total state	(1,151)	(1,011)	251
Total	$(4,646)	$(8,784)	$1,559

A reconciliation of the benefit (provision) for income taxes to the amount computed at the U.S. Federal statutory rate of 21% is as follows.

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Tax benefit (provision) at U.S. statutory rate	$41,431	$37,848	$50,397
State taxes, net of federal income tax	5,125	5,766	10,811
Valuation allowance	(47,345)	(49,109)	(57,080)
Convertible debt repurchase premium	(2,745)	—	—
Stock compensation	(83)	(1,312)	(181)
Other	(1,029)	(1,977)	(2,388)
Total	$(4,646)	$(8,784)	$1,559

Significant components of the Company's deferred tax assets and liabilities are as follows.

	As of December 31,
(in thousands)	2024	2023
Deferred income tax assets:
Operating loss carryforwards	$426,454	$392,577
Operating lease obligations	322,612	220,003
Tax credits	50,367	50,415
Accrued expenses	47,467	46,814
Financing lease obligations	29,524	—
Intangible Assets	17,103	26,816
Investment in unconsolidated ventures	3,322	3,268
Capital loss carryforward	—	2,102
Other	97	—
Total gross deferred income tax asset	896,946	741,995
Valuation allowance	(521,497)	(474,152)
Net deferred income tax assets	375,449	267,843
Deferred income tax liabilities:
Operating lease right-of-use assets	(284,594)	(168,398)
Property, plant and equipment	(100,459)	(92,580)
Financing lease obligations	—	(10,273)
Other	—	(2,579)
Total gross deferred income tax liability	(385,053)	(273,830)
Net deferred tax asset (liability)	$(9,604)	$(5,987)
A reconciliation of the beginning and ending amounts of the deferred tax valuation allowance is as follows:

Year Ended	Balance at beginning of period	Charged to deferred income tax (benefit) provision		Balance at end of period
December 31, 2022	$367,963	$57,080	(1)	$425,043
December 31, 2023	$425,043	$49,109	(1)	$474,152
December 31, 2024	$474,152	$47,345	(1)	$521,497

(1) Increase to valuation allowance for federal and state net operating losses and credits.

As of both December 31, 2024 and 2023, the Company had federal net operating loss carryforwards generated in 2017 and prior of approximately $790.8 million, which are available to offset future taxable income from 2025 through 2037. Additionally, as of December 31, 2024 and 2023, the Company had federal net operating loss carryforwards generated after 2017 of $934.1 million and $799.3 million, respectively, which have an indefinite life, but with usage limited to 80% of taxable income in any given year. The Company had state capital loss carryforwards of $2.1 million as of December 31, 2023. The Company determined that a valuation allowance was required after consideration of the Company's estimated future reversal of existing timing differences as of December 31, 2024 and 2023. The Company does not consider estimates of future taxable income in its determination due to the existence of cumulative historical operating losses. The Company's valuation allowance as of December 31, 2024 and 2023 was $521.5 million and $474.2 million, respectively.

The Company has recorded valuation allowances of $471.1 million and $421.6 million against its federal and state net operating losses as of December 31, 2024 and 2023, respectively. The Company has recorded a valuation allowance against its state capital loss carryforward of $2.1 million as of December 31, 2023. The Company also recorded a valuation allowance against federal and state credits of $50.4 million as of both December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the Company had gross tax affected unrecognized tax benefits of $18.1 million and $18.2 million, respectively, which, if recognized, would result in an income tax benefit recorded in the consolidated statement of operations. Interest and penalties related to these tax positions are classified as tax expense in the Company's consolidated financial statements. Total interest and penalties reserved is $0.2 million as of both December 31, 2024 and 2023. As of December 31, 2024, the Company's tax returns for years 2020 through 2023 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination. The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2024 and prior years will significantly change in 2025.

A reconciliation of the unrecognized tax benefits is as follows.

	For the Years Ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$18,205	$18,088
Additions for tax positions related to prior years	—	173
Reductions for tax positions related to prior years	(104)	(56)
Balance at end of period	$18,101	$18,205

18. Supplemental Disclosure of Cash Flow Information

(in thousands)	For the Years Ended December 31,
Supplemental Disclosure of Cash Flow Information:	2024	2023	2022
Interest paid	$243,071	$231,786	$200,308
Income taxes paid, net of (refunds)	$1,051	$(1,429)	$(330)

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$186,755	$216,511	$168,166
Capital expenditures - development, net	637	1,762	6,193
Capital expenditures - non-development - reimbursable from lessor	16,958	10,319	25,650
Trade accounts payable	(3,100)	4,613	(3,085)
Net cash paid	$201,250	$233,205	$196,924
Acquisition of assets, net of cash acquired:
Prepaid expenses and other assets, net	$—	$23	$—
Property, plant and equipment and leasehold intangibles, net	277,997	6,872	4
Investment in unconsolidated ventures	—	(3,395)	—
Operating lease right-of-use assets	(51,968)	—	—
Long-term debt	(188,634)	—	—
Financing lease obligations	—	—	6,000
Operating lease obligations	71,016	—	—
Other liabilities	—	(384)	—
Other non-operating loss (income)	—	(2,542)	—
Net cash paid	$108,411	$574	$6,004
Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$(362)	$(1,889)	$(1,308)
Assets held for sale	—	—	(3,668)
Property, plant and equipment and leasehold intangibles, net	(6,291)	(36,545)	(107)
Investment in unconsolidated ventures	—	(27,392)	—
Refundable fees and deferred revenue	—	9,347	—
Other liabilities	559	10,690	1,025
Non-operating loss (gain) on sale of assets, net	(923)	(1,441)	(595)
Loss (gain) on sale of communities, net	—	(36,296)	—
Net cash received	$(7,017)	$(83,526)	$(4,653)

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Non-cash lease transactions, net:
Property, plant and equipment and leasehold intangibles, net	$146,571	$(51,518)	$(209,379)
Operating lease right-of-use assets	660,756	223,309	103,060
Operating lease obligations	(654,352)	(260,611)	(107,820)
Financing lease obligations	(152,975)	88,820	287,989
Loss (gain) on sale of assets, net	—	—	(73,850)
Net	$—	$—	$—

Restricted cash consists principally of escrow deposits for interest rate caps, real estate taxes, property insurance, capital expenditures, and debt service reserves required by certain lenders under mortgage debt agreements, deposits as security for self-insured retention risk under general and professional liability programs, property insurance programs and workers' compensation programs, and regulatory reserves for certain CCRCs. The components of restricted cash are as follows.

	December 31,
(in thousands)	2024	2023
Current:
Interest rate cap escrows	$16,861	$17,843
Real estate tax and property insurance escrows	16,307	16,061
Replacement reserve escrows	6,452	7,194
Other	251	243
Subtotal	39,871	41,341
Non-current:
Insurance deposits	17,508	15,961
CCRCs escrows	11,277	10,813
Debt service reserve	2,147	3,472
Letters of credit collateral	112	110
Subtotal	31,044	30,356
Total	$70,915	$71,697

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sums to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(in thousands)	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$308,925	$277,971
Restricted cash - current	39,871	41,341
Restricted cash - non-current	31,044	30,356
Total cash, cash equivalents, and restricted cash	$379,840	$349,668

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

•During the year ended December 31, 2022, the Company accepted $61.1 million of cash from grants from the Public Health and Social Services Emergency Fund ("Provider Relief Fund") administered by U.S. Department of Health and Human Services, under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to the COVID-19 pandemic.

•During the year ended December 31, 2020, the Company deferred payment of $72.7 million of the employer portion of social security payroll taxes incurred from March 27, 2020 through December 31, 2020 pursuant to the CARES Act.

Pursuant to the sale of 80% of the Company's equity in its Health Care Services segment, $9.6 million of such obligations related to its former Health Care Services segment were retained by the unconsolidated HCS Venture. In both December 2021 and 2022, the Company paid $31.6 million of its retained deferred amount. As of December 31, 2024 and 2023, the Company has no remaining obligations for the deferred payroll tax program.

•The Company was eligible to claim the employee retention credit on wages paid from March 12, 2020 to December 31, 2021 for certain of its associates under the CARES Act and subsequent legislation. During the years ended December 31, 2022 and 2021, the Company recognized $9.4 million and $9.9 million, respectively, of employee retention credits on wages paid from March 12, 2020 to December 31, 2021 within other operating income. During the years ended December 31, 2023 and 2022, the Company received cash of $14.7 million and $4.6 million, respectively, for such employee retention credits. As of December 31, 2024 and 2023, the Company has no remaining receivables under the program.

In addition to the grants previously described, during the years ended December 31, 2023 and 2022, the Company recognized $9.1 million and $10.0 million, respectively, of other operating income from grants from other government sources.

20. Segment Information

The Company has three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment. The Company's chief operating decision maker is its President and Chief Executive Officer.

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

During the year ended December 31, 2023, the Company completed the sale of two owned CCRCs for cash proceeds of $25.6 million, net of $29.6 million in mortgage debt repaid and transaction costs, and recognized a net gain on sale of communities of $36.3 million for the Company’s CCRCs segment.

The following tables set forth selected segment financial data.

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Revenue and other operating income:
Independent Living (1)(2)	$598,922	$564,499	$518,699
Assisted Living and Memory Care (1)(2)	2,038,660	1,968,440	1,815,722
CCRCs (1)(2)	334,468	333,404	331,577
All Other (3)	153,437	149,486	159,381
Total revenue and other operating income	3,125,487	3,015,829	2,825,379

Community labor expenses:
Independent Living	230,037	221,112	213,965
Assisted Living and Memory Care	994,687	979,926	977,780
CCRCs	183,322	192,860	196,279
Other facility operating expenses:(4)
Independent Living	173,803	158,742	145,784
Assisted Living and Memory Care	510,670	486,197	457,984
CCRCs	90,742	90,963	91,813
Total facility operating expenses	2,183,261	2,129,800	2,083,605
Segment operating income:(5)
Independent Living	195,082	184,645	158,950
Assisted Living and Memory Care	533,303	502,317	379,958
CCRCs	60,404	49,581	43,485
All Other	10,521	10,161	12,020
Total segment operating income	799,310	746,704	594,413

General and administrative expense (including non-cash stock-based compensation expense)	185,850	178,894	168,594
Facility operating lease expense:
Independent Living	37,824	39,114	39,700
Assisted Living and Memory Care	147,899	146,166	106,961
CCRCs	13,052	12,943	13,883
Corporate and All Other	1,812	4,187	4,750
Depreciation and amortization:
Independent Living	92,785	83,637	79,521
Assisted Living and Memory Care	202,996	196,994	207,344
CCRCs	34,882	36,951	38,039
Corporate and All Other	27,125	25,130	22,540
Asset impairment:
Independent Living	2,285	1,647	10,893
Assisted Living and Memory Care	5,927	11,574	11,613
CCRCs	345	1,368	5,970
Corporate and All Other	—	25,983	1,142
Loss (gain) on sale of communities, net	—	(36,296)	(73,850)
Income (loss) from operations	$46,528	$18,412	$(42,687)

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Total interest expense:
Independent Living	$65,342	$61,624	$48,788
Assisted Living and Memory Care	150,610	141,330	133,139
CCRCs	23,595	24,889	21,251
Corporate and All Other	13,028	10,431	1,539
	$252,575	$238,274	$204,717

Total capital expenditures for property, plant and equipment, and leasehold intangibles:
Independent Living	$48,658	$51,188	$44,857
Assisted Living and Memory Care	122,384	121,240	111,978
CCRCs	18,214	37,414	20,467
Corporate and All Other	15,094	18,750	22,707
	$204,350	$228,592	$200,009

	As of December 31,
(in thousands)	2024	2023
Total assets:
Independent Living(6)	$1,252,736	$1,206,021
Assisted Living and Memory Care	3,983,311	3,315,921
CCRCs	640,720	612,521
Corporate and All Other	458,795	438,972
Total assets	$6,335,562	$5,573,435

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

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Independent Living	$—	$487	$10,906
Assisted Living and Memory Care	—	8,008	60,630
CCRCs	—	578	8,933
Total other operating income	$—	$9,073	$80,469

(3)All Other revenue and other operating income includes management fees and reimbursements of costs incurred on behalf of managed communities. For the years ended December 31, 2023, and 2022, revenue and other operating income includes $0.9 million and $4.2 million of revenue earned from unconsolidated ventures in which the Company had an ownership interest.
(4)Other facility operating expenses is primarily comprised of costs for food, utilities, maintenance, real estate taxes, insurance, marketing, paid referral fees, and other costs of operating the Company's communities.
(5)Segment operating income is defined as segment revenues and other operating income less segment facility operating expenses (excluding facility depreciation and amortization) and costs incurred on behalf of managed communities.
(6)The Company's total carrying amount of goodwill is included on the Independent Living segment and was $27.3 million as of December 31, 2024, 2023, and 2022.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Based on the Company's evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K and incorporated herein by reference.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal year ended December 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On December 6, 2024, Lee S. Wielansky, a member of our Board of Directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 40,000 shares of common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on September 4, 2026, or when all shares under the plan are sold, whichever occurs first.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

To the extent not set forth herein, the information required by this item is incorporated by reference from the discussions under the headings "Election of Directors," "Corporate Governance," and "Executive Officers" in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC by April 30, 2025.

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

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the discussions under the headings "Director Compensation" and "Executive Compensation" in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC by April 30, 2025.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the extent not set forth herein, the information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Stock Ownership Information" in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC by April 30, 2025.

The following table provides certain information as of December 31, 2024 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date).

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a) (1)	(b)	(c)
Equity compensation plans approved by security holders (2)	$7,119,314	$—	$12,673,526
Equity compensation plans not approved by security holders (3)	—	—	35,936
Total	$7,119,314	—	$12,709,462

(1)The table above includes 101,734 shares issuable pursuant to vested restricted stock units and 7,017,580 shares potentially issuable pursuant to unvested restricted stock units, including 789,394 shares that may be issued for performance achievement in excess of target. Pursuant to SEC guidance, the table above excludes an aggregate of 27,972 shares of unvested restricted stock that were outstanding under our 2024 Omnibus Incentive Plan as of December 31, 2024. Our 2024 Omnibus Incentive Plan allows awards to be made in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, unrestricted shares, performance awards, and other stock-based awards.
(2)The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 12,673,526 shares remaining available for future issuance under our 2024 Omnibus Incentive Plan, excluding those reported in column (a).
(3)Represents shares remaining available for future issuance under our Director Stock Purchase Plan. Each non-employee director has the opportunity to elect to receive either immediately vested shares (issued pursuant to the Director Stock Purchase Plan) in lieu of up to 50%, or restricted stock units (issued pursuant to the 2024 Omnibus Incentive Plan) in lieu of up to 100%, of his or her quarterly cash compensation. Under the director compensation program, all cash amounts are payable quarterly in arrears, with payments to be made on April 1, July 1, October 1 and January 1. Any immediately vested shares that a director elected to receive under the Director Stock Purchase Plan were to be issued at the same time that cash payments are made. The number of shares to be issued were to be based on the closing price of our common stock on the date of issuance (i.e., April 1, July 1, October 1 and January 1), or if such date is not a trading date, on the previous trading day's closing price. Fractional amounts were to be paid in cash. In addition, each non-employee director has the opportunity to elect to defer up to 100% of his or her quarterly cash compensation pursuant to the Brookdale Senior Living Inc. Non-Employee Director Deferred Compensation Plan. The Board of Directors initially reserved 100,000 shares of our common stock for issuance under the Director Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the discussions under the headings "Certain Relationships and Related Transactions" and "Director Independence" in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC by April 30, 2025.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the discussion under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for 2025" in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC by April 30, 2025.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1)Our Audited Consolidated Financial Statements

Report of the Independent Registered Public Accounting Firm

Report of the Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Equity for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022

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

4.11
Indenture, dated as of October 3, 2024, between the Company and Equiniti Trust Company, LLC, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2024 (File No. 001-32641)).

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

10.1.6
Amendment No. 1 dated as of December 18, 2024 to Amended and Restated Guaranty by and among the Company as Guarantor, certain subsidiaries of the Company as Tenant, and Ventas and certain of its subsidiaries.

10.1.7
Amendment No. 1 dated effective April 15, 2021 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).†

10.1.8
Amendment No. 2 dated effective July 12, 2021 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 (File No. 001-32641)).†

10.1.9
Amendment No. 3 dated effective July 15, 2022 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2022 (File No. 001-32641)).†

10.1.10
Amendment No. 4 dated effective October 23, 2023 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.1.9 to the Company's Annual Report on Form 10-K filed on February 21, 2024 (File No. 001-32641)).††

10.1.11
Amendment No. 5 dated effective December 18, 2024 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord.††

10.2.1
Master Credit Facility Agreement (Senior Housing) dated as of August 31, 2017, by and between Jones Lang LaSalle Multifamily, LLC and the Company's subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2017 (File No. 001-32641)).†

10.2.2
Amendment No. 1 to Master Credit Facility Agreement (Senior Housing) dated as of November 1, 2018, by and between Jones Lang LaSalle Multifamily LLC and the Company's subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.2.2 to the Company's Annual Report on Form 10-K filed on February 21, 2024 (File No. 001-32641)).

10.2.3
Reaffirmation, Joinder and Second Amendment to Master Credit Facility Agreement (Seniors Housing) dated as of December 15, 2023, by and between JLL Real Estate Capital, LLC, Fannie Mae and the Company's subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.2.3 to the Company's Annual Report on Form 10-K filed on February 21, 2024 (File No. 001-32641)).†

10.2.4
Reaffirmation, Joinder and Third Amendment to Master Credit Facility Agreement (Seniors Housing) dated as of December 20, 2024, by and between JLL Real Estate Capital, LLC, Fannie Mae and the Company's subsidiaries named as borrowers therein.††

10.3
Amended and Restated Employment Agreement dated November 3, 2021 by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2021 (File No. 001-32641)).*

10.4.1
Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2019 (File No. 001-32641)) (the "2014 Omnibus Incentive Plan").*

10.4.2
Amendment No. 1 to 2014 Omnibus Incentive Plan effective February 12, 2020 (incorporated by reference to Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K filed on February 19, 2020 (File No. 001-32641)).*

10.4.3
Amendment No. 2 to 2014 Omnibus Incentive Plan effective January 26, 2022 (incorporated by reference to Exhibit 10.4.3 to the Company’s Annual Report on Form 10-K filed on February 15, 2022 (File No. 001-32641)).*

10.5
Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2021 Time-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.6
Form of Performance-Based Cash Award Agreement under the 2014 Omnibus Incentive Plan (2021 Performance-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.7
Performance-Based Cash Award Agreement dated as of February 22, 2021, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.8
Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2022 Time-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022 (File No. 001-32641)).*

10.9
Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2022 Performance-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022 (File No. 001-32641)).*

10.10
Form of Outside Director Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2016 (File No. 001-32641)).*

10.11
Amended and Restated Tier I Severance Pay Policy dated February 10, 2022 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on February 15, 2022 (File No. 001-32641)).*

10.12
Form of Severance Letter Under Amended and Restated Tier I Severance Pay Policy dated August 6, 2010 (applicable to Todd Kaestner and George Hicks) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2010 (File No. 001-32641)).*

10.13
Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan dated as of February 15, 2023, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.14
Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2023 Time-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.15
Performance-Based Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan dated as of February 15, 2023, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.16
Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2023 Performance-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.17
Performance-Based Cash Award Agreement dated as of February 15, 2023, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.18
Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan dated as of February 15, 2024, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024 (File No. 001-32641)).*

10.19
Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2024 Time-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024 (File No. 001-32641)).*

10.20
Performance-Based Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan dated as of February 15, 2024, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024 (File No. 001-32641)).†*

10.21
Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2024 Performance-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024 (File No. 001-32641)).†*

10.22
Offer Letter Agreement dated as of January 12, 2023 by and between the Company and Dawn L. Kussow (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.23	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-32641)).*
10.24
Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on June 30, 2009 (File No. 333-160354)).*

10.25
Non-Employee Director Deferred Compensation Plan dated December 12, 2022 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on February 22, 2023 (File No. 001-32641)).*

10.26
Brookdale Senior Living Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2024) (the “2024 Omnibus Incentive Plan”).*

10.27	Form of Restricted Share Agreement under the 2024 Omnibus Incentive Plan.*
10.28	Form of Outside Director Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan.*
10.29
Registration Rights Agreement dated as of October 3, 2024 between the Company and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2024 (File No. 001-32641)).

19	Brookdale Senior Living Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed on February 21, 2024 (File No. 001-32641)).
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Brookdale Senior Living Inc. Clawback and Forfeiture Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on February 21, 2024 (File No. 001-32641)).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

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

BROOKDALE SENIOR LIVING INC.

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	President and Chief Executive Officer
Date:	February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Denise W. Warren	Non-Executive Chairman of the Board	February 19, 2025
Denise W. Warren

/s/ Lucinda M. Baier	President, Chief Executive Officer and Director	February 19, 2025
Lucinda M. Baier	(Principal Executive Officer)

/s/ Dawn L. Kussow	Executive Vice President and Chief Financial Officer	February 19, 2025
Dawn L. Kussow	(Principal Financial and Accounting Officer)

/s/ Jordan R. Asher	Director	February 19, 2025
Jordan R. Asher

/s/ Frank M. Bumstead	Director	February 19, 2025
Frank M. Bumstead

/s/ Claudia N. Drayton	Director	February 19, 2025
Claudia N. Drayton

/s/ Victoria L. Freed	Director	February 19, 2025
Victoria L. Freed

/s/ Elizabeth B. Mace	Director	February 19, 2025
Elizabeth B. Mace

/s/ Lee S. Wielansky	Director	February 19, 2025
Lee S. Wielansky