Form 10-K/A
period 2024-12-31
Brookdale Senior Living Inc.
filed 2025-04-29
CIK 1332349

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as d efi
ned in Rule 405 of the Securities Act. Yes
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
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
of the Act). Yes
☐
No
☒
The aggregate market value of common stock held by
non-affiliates
of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.3 billion. The market value calculation was determined using a per share price of $6.83, the price at which the registrant’s common stock was last sold on the New York Stock Exchange on such date.
As of February 17, 2025, 200,189,063 shares of the registrant’s common stock, $0.01 par value, were outstanding
(excluding restricted shares and restricted stock units).

Explanatory Note
This
Amendment
No. 1 on
Form 10-K/A (this
“Amendment”) amends the Annual Report on
Form 10-K for
Brookdale Senior Living Inc. (“Brookdale,” the “Company,” “we,” or “our”) for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2025 (the “Original Filing”).
We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2024. The reference on the cover page of the Original Filing to our incorporation by reference of certain sections of our definitive proxy statement into Part III of the Original Filing is hereby deleted.
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
the SEC.

TABLE OF CONTENTS

BROOKDALE SENIOR LIVING INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information Concerning Directors

The Company’s Board of Directors (the “Board”) is currently composed of nine directors, and each of their terms will expire at the 2025 annual meeting of stockholders. Mr. Bumstead informed the Board that he will not stand for re-election at the 2025 annual meeting. Accordingly, the number of directors will be fixed at eight at the time of the 2025 annual meeting. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below for a description of securities beneficially owned by our directors.

Denise W. Warren Chairman & Interim Chief Executive Officer	Jordan R. Asher, MD Independent Director

Director Since: October 2018 Age: 63 Public Company Directorships: • TruBridge, Inc. (f/k/a Computer Programs and Systems, Inc.) (2017 – 2024)	Director Since: February 2020 Age: 60	Brookdale Board Committees: • Compensation • Nominating and Corporate Governance

Ms. Warren brings more than 30 years of operational, financial and healthcare experience. Ms. Warren has served as Brookdale’s Interim Chief Executive Officer, Chairman and a member of the Office of CEO since April 2025; after having served as the non-executive chairman since June 2024. In addition, she served as Executive Vice President and Chief Operating Officer of WakeMed Health & Hospitals from October 2015 through December 2020, where she was responsible for the strategic, financial, and operational performance of the organization’s network of facilities in the North Carolina Research Triangle area. Prior to that, from 2005 to September 2015, Ms. Warren served as Chief Financial Officer of Capella Healthcare, Inc., an owner and operator of general acute-care hospitals, as well as its Executive Vice President since January 2014, and as its Senior Vice President prior to that. Before joining Capella, she served as Senior Vice President and Chief Financial Officer of Gaylord Entertainment Company from 2000 to 2001, as Senior Equity Analyst and Research Director for Avondale Partners LLC and as Senior Equity Analyst for Merrill Lynch & Co. Until November 2024 she served on the Board of Directors of TruBridge, Inc. (formerly known as Computer Programs and Systems, Inc.), where she served as Chair of the Audit Committee and the Compensation Committee. She currently serves on the Board of Directors of Newport Healthcare, Straive, and Virtusa, Inc. Ms. Warren is National Association of Corporate Directors (NACD) Directorship CertifiedTM and received a Corporate Directors Certificate from Harvard Business School. Ms. Warren earned a B.S. degree in Economics from Southern Methodist University and an M.B.A. from Harvard University.

Dr. Asher brings more than 20 years of expertise and a history of success in large matrixed, mission-based, national healthcare systems. He currently serves as Executive Vice President and Chief Clinical Officer of Sentara Healthcare, a large integrated delivery health system including a clinically integrated network and insurance company serving Virginia and North Carolina, where he has a wide range of responsibilities, including creating high quality, equitable, and innovative models of care delivery as well as providing national thought leadership directed towards the future of health care. From 2018 to 2023, he served as the Chief Physician Executive and Senior Vice President of Sentara. Prior to Sentara, Dr. Asher served in several executive roles with Ascension since 2006, including Chief Clinical Officer of its Ascension Care Management subsidiary from 2016 to 2018 with responsibility for network development and population and risk management, Chief Clinical Officer and Chief Innovation Officer of Ascension’s MissionPoint Health Partners subsidiary from 2015 to 2016, and Chief Medical Officer and Chief Integration Officer of MissionPoint Health Partners from 2011 to 2015. Dr. Asher earned a B.S. in Biology from Emory University, an M.D. from Vanderbilt University School of Medicine, and an M.S. in Medical Management from the University of Texas at Dallas and Southwestern Medical Center.

Ms. Warren’s extensive executive, financial, and operational experience in the healthcare and other industries led to the conclusion that she should serve as a member of the Board.

Dr. Asher’s deep experience in the evolving healthcare landscape, including a combination of clinical training and executive leadership experience, particularly in light of the healthcare industry’s transition to more integrated, value-based delivery and payment models, led to the conclusion that he should serve as a member of the Board.

Frank M. Bumstead Independent Director		Claudia N. Drayton Independent Director
Director Since: August 2006 Age: 83	Brookdale Board Committees: • Compensation (Chair) • Nominating and Corporate Governance Public Company Directorships: • Syntroleum Corporation (1993 – 2014) • American Retirement Corp. (1997 – 2006)	Director Since: June 2024 Age: 57	Brookdale Board Committees: • Audit (Chair) • Investment Public Company Directorships: • 3D Systems Inc. (2021 – current)

Mr. Bumstead has over 40 years of experience in the field of business and investment management and financial and investment advisory services, including representing buyers and sellers in a number of merger and acquisition transactions. Mr. Bumstead is a principal shareholder of Flood, Bumstead, McCready & McCarthy, Inc., a business management firm that represents artists, songwriters and producers in the music industry as well as athletes and other high net worth clients, and has been with the firm since 1989. From 1993 to December 1998, Mr. Bumstead served as the Chairman and Chief Executive Officer of FBMS Financial, Inc., a registered investment advisor. He previously served as Chairman of the Board of Directors of the Country Music Association, Vice Chairman of the Board of Directors and Chairman of the Finance and Investment Committee of the Memorial Foundation, Inc., a charitable foundation, and as a member of the Board of Advisors of United Supermarkets of Texas, LLC and was Chairman of its Finance and Audit Committee. Mr. Bumstead received a B.B.A. degree from Southern Methodist University and a Masters of Business Management from Vanderbilt University’s Owen School of Management. Mr. Bumstead has notified the Board that he will not stand for re-election at the Company’s 2025 annual meeting of stockholders.

Ms. Drayton brings more than 20 years of operational and financial experience in healthcare and biotech companies. Currently, she serves on the board of 3D Systems Inc. (NYSE: DDD) where she is the Chair of the Audit Committee and a member of the Compensation Committee. Most recently, she served as the Chief Financial Officer of Quantum-Si Incorporated, a publicly-traded life-sciences company focused on protein sequencing and genomics for the healthcare industry. She held this role from April 2021 until June 2023, and during her tenure she oversaw the company’s successful transition to a publicly traded company. Prior to that Ms. Drayton served as the Chief Financial Officer of Nuwellis, Inc., a publicly-traded medical device company focusing on commercializing ultrafiltration technology for patients with heart failure. Before joining Nuwellis, she spent 15 years at Medtronic, a global leader in medical devices, where she held leadership positions of increasing responsibility in the finance organization. These included Chief Financial Officer for both the Peripheral Vascular and the Integrated Health Solutions business units. Ms. Drayton is NACD Directorship CertifiedTM. She began her career at Arthur Andersen LLP where she was an audit manager. Ms. Drayton received a B.B.A in Accounting from the University of Mary Hardin-Baylor and an M.B.A. from the University of Minnesota’s Carlson School of Management.

Mr. Bumstead’s experience in business management and as a director of several public companies, along with his knowledge of the senior housing industry (through his prior service as a director of American Retirement Corporation), led to the conclusion that he should serve as a member of the Board.

Ms. Drayton’s extensive financial background and experience in the healthcare and other industries, along with her public company board experience, led to the conclusion that she should serve as a member of the Board.

Mark Fioravanti Independent Director		Victoria L. Freed Independent Director
Director Since: April 2025 Age: 63	Public Company Directorships: • Ryman Hospitality Properties, Inc. (f/k/a Gaylord Entertainment Company) (2022 – current)	Director Since: October 2019 Age: 68	Brookdale Board Committees: • Compensation • Nominating and Corporate Governance (Chair) Public Company Directorships: • ILG, Inc. (f/k/a Interval Leisure Group, Inc.) (2012 – 2018)

Mr. Fioravanti has more than 25 years’ experience in hospitality and real estate and is a 23-year veteran of Ryman Hospitality Properties, Inc. (formerly Gaylord Entertainment) (RHP). Mr. Fioravanti is currently President, Chief Executive Officer, and a member of the Board of Directors of RHP. In his role, Mr. Fioravanti is responsible for all facets of the company, including its portfolio of destination convention resorts and its owned and operated entertainment division, Opry Entertainment Group (OEG). Mr. Fioravanti was appointed CEO on January 1, 2023, after serving as President and Chief Financial Officer since 2015. Prior to 2015, he served in various senior positions for RHP, including Executive Vice President and Chief Financial Officer, Senior Vice President of Finance and Treasurer, Division President of ResortQuest International, and Senior Vice President of Sales and Marketing. He serves on the board of the Nashville Area Chamber of Commerce, Nashville Convention and Visitors Corp., NAREIT’s Advisory Board of Governors, and the Tennessee Business Leadership Council. Mr. Fioravanti holds an M.B.A. from the University of Tennessee and a B.S. in Landscape Architecture from The Ohio State University.

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

Mr. Fioravanti’s extensive executive-level leadership and experience in the hospitality industry, as well as his real estate and sales and marketing experience, led to the conclusion that he should serve as a member of the Board.

Ms. Freed’s decades of executive leadership in sales, customer service, and marketing in the hospitality industry led to the conclusion that she should serve as a member of the Board.

Joshua Hausman Independent Director		Elizabeth B. Mace Independent Director
Director Since: April 2025 Age: 49	Public Company Directorships: • Genesis Healthcare, Inc. (2015 - 2016)	Director Since: June 2024 Age: 68	Brookdale Board Committees: • Audit • Investment

Mr. Hausman has more than 20 years of private market investment experience focused on the healthcare industry, including in facilities-based skilled nursing and behavioral health. Mr. Hausman spent two decades with Onex Corporation, serving from 2004 to February 2025 and ultimately serving as Managing Director for Onex Partners, the upper-middle market private equity platform of Onex Corporation, from 2013 until his departure. He led Onex Partners’ North American healthcare investment activities, including advising portfolio company management teams and evaluating growth and operating efficiency opportunities. Prior to Onex Corporation, Mr. Hausman was an Associate in the Healthcare Investment Banking group at Banc of America Securities, where he provided capital raising and advisory services to healthcare companies. Since April 2025, Mr. Hausman has been Managing Partner at MHJ Capital Partners. Currently, he serves on the Board of Directors of Newport Healthcare and SCP Health. He has previously held board positions at privately owned and publicly traded healthcare services companies, including BrightSpring Health Services, Genesis HealthCare, Inc., and the Center for Diagnostic Imaging. He holds an A.B. in Economics (cum laude) from Harvard College.

Ms. Mace has more than 30 years of experience in research, economics, and market analysis. Most recently, she served as the Chief Economist and Director of Research and Analytics at the National Investment Center for Seniors Housing & Care (NIC) from 2014 to June 2023. Prior to serving on NIC’s leadership team, she served on the NIC Board of Directors and chaired its Research Committee. She has also previously served as a director at AEW Capital Management and worked in the AEW Research Group for 17 years. Before AEW, she also spent 10 years at Standard & Poor’s DRI/McGraw-Hill as director of its Regional Information Service. Ms. Mace also worked as a regional economist at Crocker Bank, and for the National Commission on Air Quality, the Brookings Institute, and Boston Edison. She is formerly a member of the Institutional Real Estate Americas Editorial Board. In 2020, Ms. Mace was inducted into the McKnight’s Women of Distinction Hall of Honor. In 2014, she was appointed a fellow at the Homer Hoyt Institute and was awarded the title of a “Woman of Influence” in commercial real estate by Real Estate Forum Magazine and Globe Street. In addition, in 2025, she was inducted into the Senior Living Hall of Fame by the American Seniors Housing Association. Ms. Mace is NACD Directorship CertifiedTM. She received a bachelor’s degree from the Mount Holyoke College and a Master’s of Science in Applied Economics from the University of California. She also earned a Certified Business Economist™ designation from the National Association of Business Economists.

Mr. Hausman’s deep experience in private market investments focused on the healthcare industry, including in facilities-based skilled nursing and behavioral health, and his experience in investing, capital markets, and finance led to the conclusion that he should serve as a member of the Board.

Ms. Mace’s economic, research, and analysis experience, as well as her knowledge of the senior housing industry through her service with NIC, led to the conclusion that she should serve as a member of the Board.

Lee S. Wielansky Independent Director
Director Since: April 2015 Age: 73

Brookdale Board Committees:

•  Audit

•  Investment (Chair)

Public Company Directorships:

•  Acadia Realty Trust (2000 – current)

•  Isle of Capri Casinos, Inc. (2007 – 2017)

•  Pulaski Financial Corp. (2005 – 2016)

Mr. Wielansky has more than 40 years of commercial real estate investment, management, and development experience. He currently serves as Chairman and CEO of Opportunistic Equities, which specializes in low income housing. He has also served as Chairman and CEO of Midland Development Group, Inc., which he re-started in 2003 and focused on the development of retail properties in the mid-west and southeast. Prior to Midland, he served as President and CEO of JDN Development Company, Inc. and as a director of JDN Realty Corporation. Before joining JDN, he served as Managing Director – Investments of Regency Centers Corporation, which in 1998 acquired Midland Development Group, a retail properties development company co-founded by Mr. Wielansky in 1983. Mr. Wielansky served as the Company’s Non-Executive Chairman of the Board from February 2018 through December 2019. He also serves as Lead Trustee of Acadia Realty Trust and served as a director of Isle of Capri Casinos, Inc. from 2007 to 2017 and Pulaski Financial Corp. from 2005 to 2016. He also serves as a member of the Board of Clayco Construction Company. Mr. Wielansky received a bachelor’s degree in Business Administration, with a major in Real Estate and Finance, from the University of Missouri – Columbia, where he is currently a member of the Strategic Development Board of the College of Business. He also serves on the Board of Directors of The Foundation for Barnes-Jewish Hospital and on the Finance Committee of both The Foundation and the Barnes-Jewish Hospital.

Mr. Wielansky’s real estate investment, management, and development experience, as well as his service as a director of several public companies, led to the conclusion that he should serve as a member of the Board.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

The Board has adopted Corporate Governance Guidelines setting forth the expectations and standards the Board has with respect to the role, size, and composition of the Board and its committees, the functioning of the Board and its committees, evaluation of the Board and its committees, director compensation, succession planning, and other matters. The Board also has adopted a Code of Business Conduct and Ethics that applies to all employees, directors, and officers, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our President and Chief Executive Officer, Chief Financial Officer, principal accounting officer, and Treasurer. These guidelines and codes are available on the Investor Relations portion of our website at brookdaleinvestors.com. Any amendment to, or waiver from, a provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer, or controller, or person performing similar functions, or to any executive officer or director, will be posted on our website.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is currently chaired by Ms. Drayton and also consists of Ms. Mace and Mr. Wielansky. All members are independent directors as defined under the listing standards of the New York Stock Exchange (“NYSE”) and under section 10A(m)(3) of the Exchange Act, and the Board has determined that each of Ms. Drayton and Mr. Wielansky is an “audit committee financial expert” as defined by the rules of the SEC. No member of the Audit Committee simultaneously serves on the audit committees of more than three public companies.

Insider Trading Policy

We have adopted an insider trading policy governing, among other things, purchases, sales, and other dispositions involving our securities by our directors, officers, and employees. We believe our insider trading policies and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations and the NYSE listing standards. Our insider trading policy is filed as Exhibit 19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Because our insider trading policies and procedures are designed to address transactions in the Company’s securities by our directors, officers, and employees, we do not have formal insider trading policies or procedures that govern our purchase of the Company’s securities.

Executive Officers

The following table sets forth certain information concerning our executive officers as of April 29, 2025. See “Information Concerning Directors” above for biographical information for Ms. Warren.

Name	Age	Position

Denise W. Warren	63	Chairman and Interim Chief Executive Officer; member of the Office of the CEO

George T. Hicks	67	Executive Vice President – Finance and Treasurer

H. Todd Kaestner	69	Executive Vice President – Corporate Development and President – CCRCs

Dawn L. Kussow	51	Executive Vice President and Chief Financial Officer; member of the Office of the CEO

Ray M. Leisure	44	Division Vice President – West

Jaclyn C. Pritchett	40	Executive Vice President – Human Resources

Benjamin J. Ricci	63	Division Vice President – East

Chad C. White	49	Executive Vice President, General Counsel and Secretary; member of the Office of the CEO

George T. Hicks became our Executive Vice President – Finance in July 2006, and our Treasurer in January 2016. Prior to July 2006, Mr. Hicks served as Executive Vice President – Finance and Internal Audit, Secretary and Treasurer of American Retirement Corporation (ARC) since September 1993. He had served in various capacities for ARC’s predecessors since 1985, including Chief Financial Officer from September 1993 to April 2003 and Vice President – Finance and Treasurer from November 1989 to September 1993. Mr. Hicks received a bachelor’s degree with distinction in philosophy from Stanford University in 1979 and an M.B.A. in finance from the University of Tennessee in 1982. Mr. Hicks has notified the Company that he will be retiring on May 21, 2025.

H. Todd Kaestner became our Executive Vice President – Corporate Development and President – CCRCs in August 2021. Prior to that, Mr. Kaestner served as our Executive Vice President – Asset Management and Division President – Entry Fee since June 2019 and Executive Vice President – Corporate Development since July 2006. Prior to joining Brookdale, Mr. Kaestner served as Executive Vice President – Corporate Development of American Retirement Corporation since September 1993 and served in various capacities for ARC’s predecessors since 1985, including Vice President – Development from 1988 to 1993 and Chief Financial Officer from 1985 to 1988. Mr. Kaestner is an honors graduate of Vanderbilt University, where he studied economics, and holds an M.B.A. in finance and economics from University of Louisville. Mr. Kaestner also serves on the Tennessee Board of Regents.

Dawn L. Kussow joined Brookdale in March 2007 and has served as Brookdale’s Executive Vice President and Chief Financial Officer since February 2023. Since April 2025, Ms. Kussow was also appointed to the Office of the CEO, until a permanent Chief Executive Officer is appointed by the Board. She also served as Brookdale’s Interim Chief Financial Officer from August 2022 to October 2022. Ms. Kussow previously served as Senior Vice President and Chief Accounting Officer from January 2016 until January 2023, Vice President and Corporate Controller from February 2014 to January 2016, Senior Director of Financial Reporting from June 2009 until January 2014, and Director of Financial Reporting from March 2007 until May 2009. Ms. Kussow is a Certified Public Accountant. Before joining Brookdale, Ms. Kussow served as Director of Financial Reporting for AON Hewitt from 2005 until 2007 and practiced nine years at Deloitte & Touche, LLP, including an international assignment. She received a Bachelor of Science in Accounting from Marquette University. Ms. Kussow also serves as a member of the Finance Committee for the Betty Brinn Children’s Museum.

Ray M. Leisure joined Brookdale in 2005 and has served as Division Vice President of Operations for the West Division since August 2024, after serving as Interim Division Vice President of Operations for the West Division from April 2024 to August 2024. Mr. Leisure previously served as a Regional Vice President of Operations from

2018 to April 2024, District Director of Operations from 2016 to 2018, and prior to that, as an Executive Director, Assistant Executive Director and Sales Director. Mr. Leisure received a bachelor’s degree in hospitality management from Missouri State University. He also serves on the board of the Texas Assisted Living Association and the California Assisted Living Association.

Jaclyn C. Pritchett joined Brookdale in 2016 and has served as Executive Vice President – Human Resources since March 2022. She previously served as Senior Vice President – Human Resources since January 2021, Senior Vice President – HR Field Operations and Talent Management from October 2020 until January 2021, Vice President of HR Field Operations from March 2019 until October 2020, and in other human resources management roles from 2016 to February 2019. Before joining Brookdale, Ms. Pritchett served as Senior Manager of Leadership Development at Bridgestone Americas. Ms. Pritchett received her Bachelor of Arts in Psychology from Auburn University, as well as a Master’s degree in Industrial-Organizational Psychology from Middle Tennessee State University. She currently serves on the board of directors for New Frontiers.

Benjamin J. Ricci joined Brookdale in August 2013 and has served as Division Vice President of Operations for the East Division since July 2021. He previously served as our Senior Regional Vice President of Operations from 2013 until 2018. Before joining Brookdale, Mr. Ricci was a Regional Vice President of Operations for the New England Region with Horizon Bay. In 2011, he was part of Brookdale’s acquisition of Horizon Bay and became the Regional Vice President of Operations for the Northeast Region. Mr. Ricci has more than 30 years of experience in the Senior Living industry. Mr. Ricci received a Bachelor of Science Degree in Business Administration from Providence College. Mr. Ricci has served as the Board Chair of the Rhode Island Assisted Living Association from 2009 to 2011. He has also served on the board of the Massachusetts Assisted Living Association since 2016.

Chad C. White joined Brookdale in February 2007 and has served as our Executive Vice President since January 2018, our General Counsel since March 2017 and our Secretary since March 2013. Since April 2025, Mr. White was also appointed to the Office of the CEO, until a permanent Chief Executive Officer is appointed by the Board. He previously served as our Senior Vice President and General Counsel from March 2017 until January 2018, our Senior Vice President and Co-General Counsel from July 2014 to March 2017, our Vice President and Co-General Counsel from March 2013 to July 2014, and our Associate General Counsel and Assistant Secretary prior to that. Before joining Brookdale, Mr. White served in legal roles with Dollar General Corporation and Bass, Berry & Sims PLC. Mr. White received his law degree from the Vanderbilt University School of Law where he was elected to the Order of the Coif, and a Bachelor of Science in Mass Communication and Political Science from Middle Tennessee State University. He currently serves on the board of directors for Argentum.

CEO Transition

On April 13, 2025, Lucinda M. Baier ceased serving as our President and Chief Executive Officer and as a member of the Board. In connection with Ms. Baier’s departure, on April 13, 2025, the Board appointed Ms. Warren as Interim Chief Executive Officer. The Board initiated a search for the Company’s next Chief Executive Officer. The search is being led by the CEO Search Committee comprised of Ms. Warren and three independent directors, Mses. Freed and Mace and Mr. Wielansky, with the support of a nationally recognized executive search firm.

The Board also established an Office of the CEO and delegated the powers and duties of the Chief Executive Officer of the Company to the Interim Chief Executive Officer and Office of the CEO. The Board appointed Ms. Warren, Ms. Kussow, and Mr. White to serve as members of the Office of the CEO, in each case, effective as of April 13, 2025. The Office of the CEO will report to the Board. Each of Ms. Kussow and Mr. White will remain in their current positions with the Company while carrying out their Office of the CEO responsibilities. The Office of the CEO will dissolve upon the appointment of a new Chief Executive Officer of the Company.

For a description of the arrangements for additional compensation for each of Mses. Warren and Kussow and Mr. White in connection with their additional roles described above, see “Compensation Discussion and Analysis – 2025 Compensation Decisions” in “Item 11. Executive Compensation” below.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains the key elements of our executive compensation program and compensation decisions regarding the following named executive officers (NEOs) for 2024:

Name	Position

Lucinda M. Baier	Former President and Chief Executive Officer

Dawn L. Kussow	Executive Vice President and Chief Financial Officer; member of the Office of the CEO

Chad C. White	Executive Vice President, General Counsel and Secretary; member of the Office of the CEO

H. Todd Kaestner	Executive Vice President – Corporate Development and President – CCRCs

George T. Hicks	Executive Vice President – Finance and Treasurer

Each of the named executive officers served in the roles indicated for the full-year 2024. Ms. Kussow and Mr. White were each appointed to serve as a member of the Office of the CEO effective April 13, 2025. Ms. Baier ceased serving as our President and Chief Executive Officer effective April 13, 2025. Mr. Hicks has notified the Company that he will be retiring on May 21, 2025.

Executive Compensation Program Highlights

What We Do	What We Do NOT Do

Pay for Performance A significant portion of our NEOs’ target direct compensation is awarded in the form of variable, at-risk compensation based on company performance.

Clawback Policy Clawback policy provides for the mandatory recovery of erroneously awarded performance-based compensation paid as a result of any financial restatement consistent with the requirements of the NYSE.

Caps on Annual Incentive Payouts Payouts under our annual cash incentive plan are capped.

Annual Say on Pay “Say-on-pay” advisory vote conducted annually to solicit stockholders’ views on our executive compensation programs.

Robust Stock Ownership Guidelines Ownership guidelines require our CEO, CFO, and other named executive officers to hold stock valued at 5x, 4x, and 3x base salary, respectively.

Annual Risk Assessment The Committee conducts a compensation program risk assessment annually.

No Above Median Benchmarking The Committee generally aims to provide target total direct compensation for NEOs that is within or below the market median range identified in the independent compensation consultant’s market study.

No Defined Benefit Plans/SERPs We do not sponsor any defined benefit pension or supplemental executive retirement plans (SERPs).

No Tax Gross Ups Tax gross-ups are not provided except in the limited circumstance of certain relocation expenses.

No Excessive Perquisites Minimal perquisites are provided, other than certain relocation expenses.

No Guaranteed Incentive Compensation Our annual incentive plan and performance-based long-term incentive awards do not have minimum guaranteed payout levels–this compensation is “at risk.”

No Pledging or Hedging Our insider trading policy prohibits all our directors and executive officers from pledging or hedging Brookdale stock.

No Stock Options We have never granted stock options.

2024 Target Total Direct Compensation Mix (1)

(1)

Represents elements of 2024 target total direct compensation and, for other NEOs, the average of such other NEOs’ pay mix elements. See “Summary of 2024 Compensation Program” below for more information.

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

Principal Elements of Compensation

Our 2024 executive compensation program generally consisted of the following principal elements:

Element	Form	Description	Link to Stockholder Value

Base Salary	Cash	Amount intended to reflect the level and scope of responsibility, experience, and skills of an executive, the individual performance of the executive, retention risks, and competitive market practices.	Assists us in attracting, and encourages retention of, key executives through an amount of fixed income paid throughout the year.

Annual Incentive Plan	Cash	Opportunity is at-risk with no guaranteed payout. For 2024, level of payout tied to achievement of financial objectives (revenue per available unit (“RevPAR”) and Adjusted EBITDA) and strategic objectives (key community leadership retention, resident/family satisfaction, and for our CEO, an ESG-related goal focused on our inclusion and diversity initiatives) as approved by the Committee. RevPAR is a key performance metric that reflects the impact of both occupancy and rate.	Focuses executives on taking steps necessary to meet expectations set forth in the annual budget and business plan, including for 2024 driving RevPAR growth; attracting, engaging, developing, and retaining the best associates; and driving resident satisfaction, which the Committee believes will in turn drive longer-term performance results.

Long- Term Incentive Awards	50%–Time-Based RSUs	Eligible to vest ratably in three annual installments beginning approximately one year following the grant date, subject to continued employment.	Promotes retention, stock ownership, and alignment of executives’ long-term interests with those of our stockholders.
	50%–Performance-Based RSUs	Opportunity is at-risk with no guaranteed vesting. The 2024 award is eligible to vest in February 2027 based on year-over-year same community RevPAR growth for 2024, 2025 and 2026, and our 3-year relative total stockholder return (“TSR”) performance. RevPAR is a key performance metric that reflects the impact of both occupancy and rate.	Encourages executives to focus on initiatives that drive growth, including increasing occupancy while maintaining rate discipline, and increasing the market value of our common stock.

Process for Determining Executive Compensation

The Committee’s process for determining executive compensation is outlined below, including the roles of the Committee, results of our annual say-on-pay advisory vote, the Committee’s independent consultant, our management, and our compensation peer group.

Role of the Committee

The Committee, which is comprised solely of independent directors, is responsible for developing, reviewing annually, and administering our compensation program and plans applicable to our executive officers. The Committee meets regularly, typically at least four times per year, to approve all decisions regarding the compensation of our executive officers. Compensation decisions regarding our President and Chief Executive Officer are also approved by the independent members of the Board. The Committee reports on its actions to the full Board following each Committee meeting. In fulfilling its responsibilities with respect to executive compensation, the Committee reviews and approves:

•	Any changes to our executive compensation philosophy;

•	The base salary, levels of incentive-based compensation, and all other compensation or perquisites of our executive officers;

•	The design and framework of our incentive-based compensation plans and awards, including the applicable performance objectives and targets;

•	Levels of achievement under such performance objectives and targets;

•	Updates to our compensation peer group;

•	Any employment agreements or severance arrangements with our executive officers;

•	Clawback policies and any administration thereof; and

•	Compliance with, and any changes to, our officer stock ownership and retention guidelines.

Role of Say-on-Pay Vote

The Committee considers the results of our annual say-on-pay advisory vote and other feedback received from stockholders throughout the year when making executive compensation decisions. At our 2024 annual meeting of stockholders, approximately 96% of the votes cast on the say-on-pay advisory vote were in favor of our executive compensation program, which the Committee believes affirmed our stockholders’ support of our executive compensation approach and provided assurance the program was reasonable and aligned with stockholder expectations. The Committee values the opinions expressed by stockholders and took this level of support into consideration when making decisions in 2025, and determined that no significant refinements were needed to our executive compensation program for 2025.

Role of Independent Compensation Consultant

As a best practice, the Committee periodically evaluates its selection of an independent compensation consultant. For 2024 executive compensation decisions, the Committee determined to continue to engage F.W. Cook & Co., Inc. (the “Consultant”) as its independent compensation consultant. The Consultant reports directly to the Committee, which has the direct responsibility for appointment, compensation, and oversight of the work of the Consultant. From time to time at the request of the Committee, the Consultant provides recommendations regarding the design and framework of, and amounts awarded under, our executive compensation programs, recommends updates to our compensation peer group and conducts independent market compensation studies using that peer group and other published survey information, attends meetings of the Committee, and communicates with one or more members of the Committee outside of such meetings. For our 2024 compensation programs, the Consultant provided each of these services. The Committee conducted a specific review of its relationship with the Consultant and determined that the Consultant’s work for the Committee did not raise any conflicts of interest, consistent with the guidance provided under the Dodd-Frank Act of 2010 by the SEC and by the NYSE.

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

The Committee, as advised by the Consultant, generally considered base salary and target annual cash compensation within a range of +/- 15%, and target total direct compensation within a range of +/- 20%, of median as reported in the Consultant’s market compensation studies to be competitive. Median compensation rates are one of many factors the Committee considers when determining target pay opportunities for our executive officers. Other factors include the executive’s qualifications, experience, and scope of responsibilities; recruiting considerations; internal pay parity; and Company and individual performance, among others.

For 2024 compensation decisions, the Consultant recommended updates to our peer group used for 2023 compensation decisions. The peer group used to inform 2024 target compensation opportunities included 18 companies in the health care facilities, healthcare services, healthcare REIT, hospitality, and restaurant industries. The Committee believes that inclusion of companies from these industries is reflective of the talent market for our business. The peer group companies chosen from the various industries are intended to be reasonably comparable to Brookdale in terms of their revenue, market capitalization, enterprise value, EBITDA, and/or number of employees. For 2024 compensation decisions, the Committee determined to remove LHC Group, Inc., due to its acquisition by another company, and to add Aveanna Healthcare Holdings Inc. and Surgery Partners, Inc. to more closely align the median levels of financial metrics and the geographic locations of the peers.

2024 Peer Group

Acadia Healthcare Company, Inc.	Community Health Systems, Inc.	Select Medical Holdings Corporation

Amedisys, Inc.	Encompass Health Corporation	Surgery Partners, Inc.

Aveanna Healthcare Holdings Inc.	Hyatt Hotels Corporation	The Ensign Group, Inc.

Bloomin’ Brands, Inc.	National Healthcare Corporation	Universal Health Services, Inc.

Brinker International, Inc.	Pediatrix Medical Group, Inc.	Welltower Inc.

Chemed Corporation	Quest Diagnostics Incorporated	Wyndham Hotels & Resorts, Inc.

2024 Compensation Decisions

Summary of 2024 Compensation Program

Annual Compensation Decisions

When making annual executive compensation decisions in February 2024, the Committee considered the Consultant’s market compensation study based on the peer group adopted by the Committee and, for certain roles, other published survey information, our 2024 business plan, performance objectives under our incentive plans, and the responsibilities and individual performance of each named executive officer.

Following conclusion of this review, the Committee found that Ms. Baier’s target total direct compensation approximated the market median range, including the components of base salary, target long-term incentive opportunities, and target bonus percentage. The Committee determined that the target total direct compensation of Ms. Kussow was below the low end of the median range, that the target total direct compensation of Mr. White was within the market median range, and that the target total direct compensation of Mr. Hicks was above the high end of the market median range, while his base salary was within the market median range. Because Mr. Kaestner’s role is somewhat different than any of the executive roles reflected by the market data, no external comparison was considered. In reviewing Mr. Kaestner’s target total direct compensation, the Committee also took into account his scope of responsibilities and internal pay equity.

The Committee determined to increase Ms. Kussow’s base salary by approximately 13% to better align with market-competitive rates. For the other named executive officers, the Committee determined to increase base salaries 2% to 3%. The Committee maintained target annual incentive awards as a percent of base salary for the named executive officers, other than for Ms. Kussow, whose target annual incentive opportunity was increased from 80% of base salary to 90% of base salary for 2024, to improve the competitiveness of her target annual cash compensation. For 2024 long-term incentive awards, the Committee awarded Ms. Baier and Mr. Hicks the same target grant values as they received in 2023, and increased the target grant values for Ms. Kussow and Messrs. White and Kaestner to be more competitive with the market data for their respective positions (except with respect to Mr. Kaestner), as well as to better reflect their individual contributions and importance to the organization. After giving effect to the changes noted above, the Committee determined that the target total direct compensation of each such named executive officer was in the market median range, except for Ms. Kussow who was still below the low end of the market median range and Mr. Hicks who was above the high end of the market median range.

The table below sets forth the annual compensation decisions with respect to the named executive officers. The table excludes the amounts reported in the All Other Compensation column of the Summary Compensation Table (generally employer matching on our 401(k) plan, employer-paid premiums on life and disability insurance and certain relocation expenses). Percentage changes from 2023 are based on the compensation arrangements in place as of December 31, 2023.

	2024 Base Salary	Change v. 2023	2024 Target Annual Incentive Opportunity	Change v. 2023	2024 Grant Value of Long- Term Incentive Awards (1)	Change v. 2023 (1)	2024 Target Total Direct Compensation	Change v. 2023
Ms. Baier	$1,020,000	3%	137%	–%	$5,000,003	–%	$7,417,403	1%
Ms. Kussow	$600,000	13%	90%	13%	$1,000,003	43%	$2,140,003	29%
Mr. White	$485,000	2%	80%	–%	$700,002	4%	$1,573,002	3%
Mr. Kaestner	$460,000	3%	80%	–%	$485,003	5%	$1,313,003	4%
Mr. Hicks	$300,000	2%	70%	–%	$300,002	–%	$810,002	1%

(1)

The dollar amount of the long-term incentive awards, and the percentage change versus 2023, is based on the grant value of such awards (i.e., the number of RSUs granted at target performance, multiplied by the stock price on the date of grant). The values for the long-term incentive awards above differ from the values shown in the Summary Compensation Table and Grants of Plan-Based Awards Table because the values presented in the tables below are computed in accordance with Accounting Standards Codification 718, Stock Compensation (“ASC 718”).

Annual Incentive Plan

The named executive officers were eligible to participate in our 2024 annual incentive plan adopted by the Committee in February 2024. The 2024 annual incentive plan continued to be based on company financial and strategic objectives weighted 70% and 30% of target, respectively, and all amounts earned were to be paid out following the end of 2024 but no later than March 15, 2025. Cash amounts payable under the plan were to be determined by the Committee following conclusion of fiscal 2024 based on our results relative to performance targets approved by the Committee. There were no guaranteed payout levels utilized, and the aggregate threshold and maximum payouts were 32.5% and 190%, respectively, of the target opportunity for Ms. Baier and were 25.0% and 200.0%, respectively, of the target opportunity for the other named executive officers.

For 2024, the financial objectives were our full-year 2024 consolidated portfolio RevPAR and our full-year Adjusted EBITDA, with the target levels of performance generally reflective of our 2024 budget approved by the Board.

The strategic objectives include retention of key community leadership at our consolidated comparable community portfolio, improvement in resident and family member satisfaction (as reflected by net promoter score (NPS) improvement), and for Ms. Baier, an ESG-related strategic objective focused on our inclusion and diversity initiatives. Such ESG-related objective measured our progress on offering the Brookdale EXPAND program to all communities and completing the program for a selected cohort of a minimum number of associates. The Brookdale EXPAND program is designed to help develop and prepare a cohort of high potential community leaders who have interest in future roles as executive directors of our communities, and is comprised of a six month program that includes community experiences, department/product line rotation, training sessions, leadership assessment, and a capstone.

The table below sets forth the performance objectives, weighting, performance targets, and our actual performance with respect to the 2024 annual incentive plan.

Objective	Weighting	Description and Link to Strategy and Business Plan

RevPAR	40%	RevPAR is a key performance metric that reflects the impact of both occupancy and rate. For purposes of the 2024 annual incentive plan, RevPAR was defined as our resident fee revenue for the consolidated communities portfolio (excluding revenue for private duty services provided to seniors living outside of our communities and entrance fee amortization) for the applicable period, divided by the weighted average number of available units in the portfolio for the period, divided by the number of months for the period. The Board and management use this measure in the budgeting process and when evaluating our results. This measure was intended to focus management on driving RevPAR growth. The target levels of performance generally reflected our 2024 budget approved by the Board.	Level	Payout	Target / Actual
			Maximum	200%	$ 5,111
			Target	100%	$ 4,962
			Actual	69%	$ 4,858
			Threshold	25%	$ 4,714

Adjusted EBITDA (1)	30%

Adjusted EBITDA is a non-GAAP performance measure that, for purposes of the 2024 annual incentive plan, the Company defines as net income (loss) excluding: benefit/provision for income taxes, non-operating income/expense items, and depreciation and amortization; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, legal, cost reduction, or organizational restructuring items that management does not consider as part of the Company’s underlying core operating performance and that management believes impact the comparability of performance between periods. For 2024, such other items include non-cash impairment charges, operating lease expense adjustment, non-cash stock-based compensation expense, and transaction, legal, and organizational restructuring costs. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Legal costs include charges associated with putative class action litigation. Organizational restructuring costs include those related to the Company’s efforts to reduce general and administrative expense and its senior leadership changes, including severance. The Board and management use this measure in the budgeting process and when evaluating our results. The target levels of performance generally reflected our 2024 budget approved by the Board and would require management to significantly grow the Company’s Adjusted EBITDA over 2023 results. During 2024, the Committee approved an equitable adjustment to the Company’s reported actual Adjusted EBITDA solely to exclude the favorable lease accounting impact in the fourth quarter of 2024 resulting from the lease acquisition transactions announced in September 2024.

			Level	Payout	Target / Actual ($ in MM)
			Maximum	200%	$ 407.9
			Target	100%	$ 388.5
			Actual (2)	81%	$ 378.9
			Threshold	25%	$ 349.7

Objective	Weighting	Description and Link to Strategy and Business Plan

Key Community Leader Retention (FY 2024)	10% for Ms. Baier 15% for all other NEOs	Brookdale’s culture is based on servant leadership, and we believe engaged associates lead to an enhanced resident experience and lower turnover, leading to improved operations. The key community leader retention objective applied to the three key positions at our consolidated comparable communities (executive directors, sales directors, and health and wellness/nursing directors). The target level performance reflected a 100 basis points improvement from our 2023 performance for the 2024 consolidated comparable communities portfolio.	Level	Payout	Target / Actual
			Maximum	200%	66.7%
			Actual	166%	65.9%
			Target	100%	64.2%
			Threshold	25%	63.2%

Resident / Family Satisfaction (FY 2024)	10% for Ms. Baier 15% for all other NEOs	The Committee believed it was appropriate to tie an element of named executive officer compensation to increasing resident and family member satisfaction as the Company continues to recover from the COVID-19 pandemic. The target level performance reflected the Company’s pre-pandemic NPS.	Level	Payout	Target / Actual
			Maximum	200%	38
			Target	100%	34
			Actual	38%	17
			Threshold	25%	14
ESG / Diversity- Related Goal	10% for Ms. Baier only

The Committee believed it was appropriate to tie an element of the Chief Executive Officer’s compensation to progress on relevant ESG metrics, given the position’s impact on the measure. Given that we are a people-focused organization and one of our key strategies relates to attracting, engaging, developing and retaining the best associates, the Committee believed that a goal focused on further deploying the Brookdale EXPAND program (as described above) would be the most appropriate measure for 2024.

The threshold, target, and maximum payout level for this goal was 100%, and the achievement of the goal was to be determined by the Committee following completion of the performance period. Following year end, the Committee confirmed that the goal had been achieved and certified payout at target level performance (i.e. 100%).

(1)

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for information on how we calculated Adjusted EBITDA for 2024, including a reconciliation to the closest GAAP financial measure. For purposes of determining targets for bonus opportunities and achievement of such targets for 2024, consolidated Adjusted EBITDA was calculated as described in our Form 10-K. Our actual results were $386.2 million, as further equitably adjusted by the Compensation Committee in its discretion to exclude the favorable lease accounting impact resulting from the lease acquisition transactions. See note (2).

(2)

Actual results of $386.2 million were equitably adjusted as described above to exclude the $7.3 million favorable lease accounting impact resulting from the lease acquisition transactions as approved by the Committee.

Long-Term Incentive Awards

For the 2024 executive officer compensation program, the Committee continued awarding all long-term incentive awards for named executive officers in the form of time- and performance-based RSUs. For the 2024 awards, the Committee used a 50/50 grant value mix of time- and performance-based full value awards.

The agreements associated with the 2024 long-term incentive awards for the named executive officers contain non-competition, non-solicitation, non-disparagement, and confidentiality covenants and set forth the treatment of such awards in connection with termination of employment and a change in control (as described below under “Potential Payments Upon Termination or Change in Control”). Consistent with the prior year, “double-trigger” acceleration of vesting applies in connection with a change in control. That is, vesting will only accelerate in connection with a change in control if either the awards are not assumed, continued, or substituted with an award relating to a publicly-traded security of the acquiror (or the Company) on the same terms and conditions that were applicable to the outstanding awards immediately prior to the change in control, or the participant experiences a qualifying termination within 12 months after the change in control.

Each RSU is payable in the form of one share of our common stock upon vesting. To the extent we declare cash or stock dividends on our shares of common stock, the RSUs awarded will accrue cash equivalents or shares to be paid only to the extent the underlying RSUs ultimately vest.

Awards of Time-Based RSUs. The awards of time-based RSUs granted in February 2024 are eligible to vest ratably in three annual installments beginning February 27, 2025, subject to continued employment.

Awards of Performance-Based RSUs. With respect to the awards of performance-based RSUs granted in February 2024, the awards are eligible to vest on February 27, 2027, subject to continued employment and achievement of performance objectives established by the Committee. The target award is divided into four equal tranches, three of which may be earned from 0% to 150% of the target number of performance-based RSUs based on year-over-year same community RevPAR growth for 2024, 2025, and 2026, respectively, and the fourth of which may be earned from 0% to 150% of the target number of performance-based RSUs based on the Company’s compound annual TSR relative to the TSR of the constituent companies of the S&P Midcap 400 Index for the three-year period ending December 31, 2026. Achievement at the threshold, target, and maximum or above performance levels will result in vesting of 50%, 100%, and 150% of the RSUs in each tranche, respectively, with vesting percentages to be interpolated for performance between the levels specified in the table below. Performance below threshold results in no RSUs vesting for the tranche. The weighting, performance objectives, and performance targets for the performance-based RSUs are outlined below.

The following table provides the targeted award amounts of the 2024 time- and performance-based awards.

Performance Objectives		Time-Based RSUs	Performance-Based RSUs (at Target)

See table below for summary of performance objectives and achievement levels of completed performance periods	Ms. Baier	397,457	397,456
	Ms. Kussow	79,492	79,491
	Mr. White	55,644	55,644
	Mr. Kaestner	38,554	38,553
	Mr. Hicks	23,848	23,847

Performance Objective	Weighting	Description and Link to Strategy and Business Plan	Vesting Date	Performance Targets

2024 year-over-year growth of same community RevPAR (1)	25%	The Committee determined to use year-over-year growth in same community RevPAR to incentivize management to deliver long-term top-line growth by driving RevPAR growth. RevPAR is a key performance metric utilized by the Board and management that reflects the impact of both occupancy and rate.	2/27/2027	Level	% of Target RSUs Vesting	2024 Growth
				Maximum	150%	10.0%
				Target	100%	7.5%
				Threshold	50%	6.5%
				Actual	0%	5.8%

2025 year-over-year growth of same community RevPAR (1)	25%		2/27/2027	Level	% of Target RSUs Vesting	2025 Growth
				Maximum	150%	9.5%
				Target	100%	7.0%
				Threshold	50%	4.5%

2026 year-over-year growth of same community RevPAR (1)	25%		2/27/2027	Level	% of Target RSUs Vesting	2026 Growth
				Maximum	150%	9.0%
				Target	100%	6.5%
				Threshold	50%	4.0%

Performance Objective	Weighting	Description and Link to Strategy and Business Plan	Vesting Date	Performance Targets

3-Year Relative TSR Compared to S&P Midcap 400 Index Companies (2)	25%	The relative TSR objective aligns our management’s priorities with those of our stockholders to establish and achieve long-term goals designed to increase the market value of our common stock relative to the constituent companies of a broad-based comparable index of companies.	2/27/2027	Level	% of Target RSUs Vesting	Relative TSR Rank
				Maximum	150%	75th %ile
				Target	100%	50th %ile
				Threshold	50%	25th %ile

(1)

For purposes of these awards, same community RevPAR means the average monthly senior housing resident fee revenues per available unit of the same community portfolio as reported in our SEC filings for the applicable performance period. Same community RevPAR is calculated as resident fee revenues, excluding revenue for private duty services provided to seniors living outside our communities and entrance fee amortization, of the same community portfolio for the applicable fiscal year, divided by the weighted average number of available units in the same community portfolio for the applicable fiscal year, divided by twelve.

(2)

3-Year Relative TSR compares our compound annual TSR to the constituent companies of the S&P Midcap 400 Index for the period beginning January 1, 2024 and ending December 31, 2026, assuming reinvestment of dividends or distributions. The award agreements provide that no additional RSUs beyond the target amount will vest and be issued (or paid) on such tranche if our compound annual TSR is negative for the performance period.

2024 Tranche Performance

In February 2025, the Committee determined that our 2024 year-over-year growth in same community RevPAR was 5.8%, corresponding to an achievement level below threshold for the 2024 tranche of the performance-based long-term incentive awards granted to the named executive officers in 2024. As a result, the named executive officers forfeited the full amount of the RSUs for the 2024 tranche as follows: Ms. Baier–99,364; Ms. Kussow–19,872; Mr. White–13,911; Mr. Kaestner–9,638; and Mr. Hicks–5,961.

2024 Compensation Results

Summary of Compensation Results

The table below sets forth the amount of compensation earned for 2024 by our named executive officers. The value of long-term incentive awards that vested in 2024 includes the value of RSUs that vested in 2024, valued based on the closing price per share of our stock on the applicable vesting dates, and the value of the first three tranches of performance-based cash long-term incentive awards granted in 2021. The table excludes the amounts reported in the All Other Compensation column of the Summary Compensation Table (generally employer matching on our 401(k) plan, employer-paid premiums on life and disability insurance, and certain relocation expenses).

	2024 Base Salary Earned	Annual Incentive Earned for 2024	Value of Long Term Incentive Awards that Vested in 2024(1)(2)	Total Compensation Earned

Ms. Baier	$1,020,000	$1,149,405	$5,746,294	$7,915,699

Ms. Kussow	$600,000	$445,235	$310,824	$1,356,059

Mr. White	$485,000	$319,910	$699,939	$1,504,849

Mr. Kaestner	$460,000	$303,420	$502,531	$1,265,951

Mr. Hicks	$300,000	$173,147	$326,381	$799,528

(1)	Includes for Ms. Kussow $10,680 associated with the vesting of the 2024 tranche of time-based cash long-term incentive awards granted in February 2021.

(2)

Includes for Ms. Baier, Ms. Kussow, Mr. White, Mr. Kaestner, and Mr. Hicks, $2,505,781, $38,715, $292,267, $219,767, and $135,937, respectively, associated with the vesting of the first three tranches of performance-based cash long-term incentive awards granted in 2021.

Annual Incentive Plan Results

As described above, based on our actual results for the year, the Committee determined that we achieved between threshold and target-level performance for the RevPAR-based and Adjusted EBITDA-based financial objectives under our annual incentive plan.

For the strategic objectives under our annual incentive plan, the Committee determined that we achieved between the target-level and maximum performance for the key community leader retention performance measure, that we achieved between the threshold and target-level of performance for the NPS measure, and that, as it relates to Ms. Baier, we achieved the target level of performance for the ESG/diversity-related performance measure.

A summary of the achievement and payments to our named executive officers under the 2024 annual incentive plan is provided below. See “2024 Compensation Decisions–Annual Incentive Plan” above for the performance objectives and targets, and our actual performance, for each of the financial and strategic objectives.

	Financial Objectives (70% Weighting)		Strategic Objectives (30% Weighting)		Total
	Achieved	Payout	Achieved	Payout	Achieved	Payout
Ms. Baier	74.1%	$724,655	101.3%	$424,750	82.3%	$1,149,405
Ms. Kussow		$280,030	102.0%	$165,205	82.5%	$445,235
Mr. White		$201,207		$118,703		$319,910
Mr. Kaestner		$190,835		$112,584		$303,420
Mr. Hicks		$108,901		$64,247		$173,147

Long-Term Incentive Awards Results

Summary of Vesting

During 2024, the named executive officers realized the compensation shown in the table below with respect to vesting of RSUs and cash long-term incentive awards granted prior to 2024. The value of shares or RSUs that vested is based on the closing price per share of our stock on the vesting date.

	Vesting of Time-Based RSUs Granted in 2020–2023		Vesting of Time- Based Cash Awards Granted in 2021	Vesting of Performance-Based Cash Awards Granted in 2021	Total Vesting of RSUs and Cash Awards in 2024

	No. of Shares / RSUs	Value	Value	Value	No. of Shares / RSUs	Value
Ms. Baier	548,310	$3,240,513	–	$2,505,781	548,310	$5,746,294
Ms. Kussow	44,235	$261,429	$10,680	$38,715	44,235	$310,824
Mr. White	68,980	$407,672	–	$292,267	68,980	$699,939
Mr. Kaestner	47,845	$282,764	–	$219,767	47,845	$502,531
Mr. Hicks	32,224	$190,444	–	$135,937	32,224	$326,381

Status of Outstanding Performance-Based Awards Granted Prior to 2024

As of December 31, 2024, the named executive officers held the number of performance-based RSUs and performance-based cash awards granted prior to 2024 as outlined below. Vesting of the performance-based awards is subject to continued employment and achievement of performance objectives established by the Committee. Performance below the threshold level of achievement has resulted or will result in forfeiture of the applicable tranche, and vesting percentages will be interpolated between the steps shown in the tables below.

In connection with Ms. Baier’s departure from the Company, and in accordance with the terms of her award agreements, certain portions of her outstanding performance-based long-term incentive awards were either forfeited or will remain eligible for continued vesting based on the achievement of applicable performance metrics, in each case, subject to her compliance with the terms and conditions set forth in her employment agreement, such award agreements, and her separation agreement entered into on April 13, 2025. The information provided below is as of February 27, 2025 (the Company’s most recent vesting date) and therefore, does not take into account Ms. Baier’s departure or Mr. Hicks’ pending retirement from the Company.

2021 Performance-Based Cash Awards

In February 2021, the Committee awarded performance-based cash long-term incentive awards to the named executive officers, with the targeted award amounts listed below.

Performance Objectives	Cash at Target

See table below for summary of performance objectives and achievement levels of completed performance periods	Ms. Baier	$2,765,000
	Ms. Kussow	$42,720
	Mr. White	$322,500
	Mr. Kaestner	$242,500
	Mr. Hicks	$150,000

Based on our actual levels of achievement of the resident and associate vaccine acceptance rate goals in 2021 and our actual level of achievement of the year-over-year RevPAR growth goal for 2022 and 2023, the Committee has certified that 62.5% of the targeted cash amount from the 2021 tranche, 150% of the targeted cash amount from the 2022 tranche, and 150% of the targeted cash amount from the 2023 tranche was eligible to vest on February 27, 2024. Based on our actual levels of achievement of the 3-year relative TSR tranche, the Committee certified that 114.8% of the targeted cash amount was eligible to vest on February 27, 2025.

Performance Objective	Weighting	Vesting Date	Performance Targets

2021 resident COVID-19 vaccine acceptance rate (50% sub-weighting)	25%	2/27/2024	Level	% of Target Cash Vesting	2021 Resident Vaccine Rate
			Maximum	150%	95%
			Actual	125%	93%
			Target	100%	90%
			Threshold	25%	75%

2021 associate COVID-19 vaccine acceptance rate (50% sub-weighting)		2/27/2024	Level	% of Target Cash Vesting	2021 Associate Vaccine Rate
			Maximum	150%	85%
			Target	100%	75%
			Threshold	25%	60%
			Actual	0%	57%

2022 year-over-year improvement to same community RevPAR(1)	25%	2/27/2024	Level	% of Target Cash Vesting	2022 Growth
			Actual	150%	10.2%
			Maximum	150%	3.5%
			Target	100%	2.5%
			Threshold	50%	1.5%

2023 year-over-year improvement to same community RevPAR(1)	25%	2/27/2024	Level	% of Target Cash Vesting	2023 Growth
			Actual	150%	11.4%
			Maximum	150%	3.5%
			Target	100%	2.5%
			Threshold	50%	1.5%

Performance Objective	Weighting	Vesting Date	Performance Targets

3-Year Relative TSR Compared to S&P Midcap 400 Index Companies(2)	25%	2/27/2025	Level	% of Target Cash Vesting	Relative TSR Rank
			Maximum	150%	75th %ile
			Actual	114.8%	57.4th %ile
			Target	100%	50th %ile
			Threshold	50%	25th %ile

(1)

For purposes of the 2021 awards, same community RevPAR means the average monthly senior housing resident fee revenues per available unit of the same community portfolio as reported in our SEC filings for the applicable performance period. Same community RevPAR is calculated as resident fee revenues, excluding revenue from our former Health Care Services segment, revenue for private duty services provided to seniors living outside our communities, and entrance fee amortization, of the same community portfolio for the applicable fiscal year, divided by the weighted average number of available units in the same community portfolio for the applicable fiscal year, divided by twelve.

(2)

3-Year Relative TSR compares our compound annual TSR to the constituent companies of the S&P Midcap 400 Index for the period beginning January 1, 2021 and ending December 31, 2023, assuming reinvestment of dividends or distributions. The award agreements provide that no additional cash beyond the target amount will be paid on such tranche if our compound annual TSR is negative for the performance period.

Based on our actual levels of achievement, the following amounts were paid to the named executive officers in February 2024 and February 2025.

	Payout February 2024	Payout February 2025	Total Payout
Ms. Baier	$2,505,781	$793,555	$3,299,336
Ms. Kussow	$38,715	$12,261	$50,976
Mr. White	$292,267	$92,558	$384,825
Mr. Kaestner	$219,767	$69,598	$289,365
Mr. Hicks	$135,937	$43,050	$178,987

2022 Performance-Based RSU Awards

In February 2022, the Committee awarded performance-based RSU long-term incentive awards to the named executive officers, with the targeted award amounts listed below.

Performance Objectives	RSUs at Target

See table below for summary of performance objectives and achievement levels of completed performance periods	Ms. Baier	454,546
	Ms. Kussow	7,768
	Mr. White	59,091
	Mr. Kaestner	40,910
	Mr. Hicks	27,273

Based on our actual level of achievement of the year-over-year RevPAR growth goal for 2022, 2023, and 2024, the Committee has certified that 105% of the targeted amount from the 2022 tranche, 150% of the targeted amount from the 2023 tranche, and 145% of the targeted amount from the 2024 tranche was eligible to vest on February 27, 2025. Based on our actual levels of achievement of the 3-year relative TSR tranche, the Committee certified that 81.2% of the targeted amount will be eligible to vest on February 27, 2026 (subject to continued employment).

Performance Objective	Weighting	Vesting Date	Performance Targets

2022 year-over-year improvement to same community RevPAR(1)	25%	2/27/2025	Level	% of Target RSUs Vesting	2022 Growth

			Maximum	150%	12%

			Actual	105%	10.2%

			Target	100%	10%

				50%	8%

			Threshold	25%	7%

2023 year-over-year improvement to same community RevPAR(1)	25%	2/27/2025	Level	% of Target RSUs Vesting	2023 Growth
			Actual	150%	11.4%
			Maximum	150%	7.5%
			Target	100%	5%
				50%	2.5%
			Threshold	25%	1.25%

2024 year-over-year improvement to same community RevPAR(1)	25%	2/27/2025	Level	% of Target RSUs Vesting	2024 Growth
			Maximum	150%	6%
			Actual	145%	5.8%
			Target	100%	4%
				50%	2%
			Threshold	25%	1%

3-Year Relative TSR Compared to S&P Midcap 400 Index Companies(2)	25%	2/27/2026	Level	% of Target RSUs Vesting	Relative TSR Rank
			Maximum	150%	75th %ile
			Target	100%	50th %ile
			Actual	81.2%	40.6th %ile
			Threshold	50%	25th %ile

(1)

For purposes of the 2022 awards, same community RevPAR means the average monthly senior housing resident fee revenues per available unit of the same community portfolio as reported in our SEC filings for the applicable performance period. Same community RevPAR is calculated as resident fee revenues, excluding revenue from our former Health Care Services segment, revenue for private duty services provided to seniors living outside our communities, and entrance fee amortization, of the same community portfolio for the applicable fiscal year, divided by the weighted average number of available units in the same community portfolio for the applicable fiscal year, divided by twelve.

(2)

3-Year Relative TSR compares our compound annual TSR to the constituent companies of the S&P Midcap 400 Index for the period beginning January 1, 2022 and ending December 31, 2024, assuming reinvestment of dividends or distributions. The award agreements provide that no additional RSUs beyond the target amount will be paid on such tranche if our compound annual TSR is negative for the performance period.

Based on our actual levels of achievement, the following RSUs vested in February 2025 and are expected to vest in February 2026 subject to continued employment.

	RSUs February 2025	RSUs February 2026	Total RSUs
Ms. Baier	454,546	92,273	546,819
Ms. Kussow	7,768	1,577	9,345
Mr. White	59,092	11,996	71,088
Mr. Kaestner	40,909	8,305	49,214
Mr. Hicks	27,274	5,536	32,810

2023 Performance-Based Awards

In February 2023, the Committee awarded performance-based long-term incentive awards to the named executive officers, with the targeted award amounts listed below.

Performance Objectives		Performance-Based RSUs (at Target)	Performance-Based Cash (at Target)

See table below for summary of performance objectives and achievement levels of completed performance periods	Ms. Baier	235,028	$1,806,667
	Ms. Kussow	118,644	–
	Mr. White	114,407	–
	Mr. Kaestner	77,966	–
	Mr. Hicks	50,847	–

Based on our actual level of achievement of the year-over-year RevPAR growth goal for 2023 and 2024, the Committee has certified that 58% of the targeted amount from the 2023 tranche and 0% of the targeted amount from the 2024 tranche will be eligible to vest (or for Ms. Baier, be paid) on February 27, 2026 (subject to continued employment). The actual levels of achievement of the 2025 RevPAR tranche and the 3-year relative TSR tranche will be determined following the completion of the performance period ending December 31, 2025.

Performance Objective	Weighting (1)	Vesting Date	Performance Targets

2023 year-over-year growth of same community RevPAR (2)	25%	2/27/2026	Level	% of Target RSUs / Cash Vesting	2023 Growth
			Maximum	150%	16.0%
			Target	100%	13.5%
			Actual	58%	11.4%
			Threshold	50%	11.0%

2024 year-over-year growth of same community RevPAR (2)	25%	2/27/2026	Level	% of Target RSUs / Cash Vesting	2024 Growth
			Maximum	150%	12.5%
			Target	100%	10.0%
			Threshold	50%	7.5%
			Actual	0%	5.8%

2025 year-over-year growth of same community RevPAR (2)	25%	2/27/2026	Level	% of Target RSUs / Cash Vesting	2025 Growth
			Maximum	150%	9.5%
			Target	100%	7.0%
			Threshold	50%	4.5%

3-Year Relative TSR Compared to S&P Midcap 400 Index Companies (3)	25%	2/27/2027	Level	% of Target RSUs / Cash Vesting	Relative TSR Rank
			Maximum	150%	75th %ile
			Target	100%	50th %ile
			Threshold	50%	25th %ile

(1)

Ms. Baier’s performance-based RSUs are eligible to vest on February 27, 2026, with three tranches weighted one-third each for each of the RevPAR performance objectives, and her performance-based cash award is eligible to vest as follows: $1,181,667 on February 27, 2026 based on actual achievement of each of the three tranches weighted one-third for each of the RevPAR performance objectives and $625,000 on February 27, 2027 based on actual achievement of the TSR performance objective. In the aggregate, 75% of Ms. Baier’s target 2023 performance-based RSU award and performance-based cash award is eligible to vest on February 27, 2026 and 25% is eligible to vest on February 27, 2027.

(2)

For purposes of these awards, same community RevPAR means the average monthly senior housing resident fee revenues per available unit of the same community portfolio as reported in our SEC filings for the applicable performance period. Same community RevPAR is calculated as resident fee revenues, excluding revenue for private duty services provided to seniors living outside our communities and entrance fee amortization, of the same community portfolio for the applicable fiscal year, divided by the weighted average number of available units in the same community portfolio for the applicable fiscal year, divided by twelve.

(3)

3-Year Relative TSR compares our compound annual TSR to the constituent companies of the S&P Midcap 400 Index for the period beginning January 1, 2023 and ending December 31, 2025, assuming reinvestment of dividends or distributions. The award agreements provide that no additional RSUs (or cash with respect to Ms. Baier) beyond the target amount will vest and be issued (or paid) on such tranche if our compound annual TSR is negative for the performance period.

Based on our actual levels of achievement, the following awards are eligible to be paid or vest with respect to the 2023 tranche in February 2026 subject to continued employment. No awards are eligible to be paid or will vest with respect to the 2024 tranche.

	RSUs February 2026	Cash Payout February 2026
Ms. Baier	45,438	$228,455
Ms. Kussow	17,203	–
Mr. White	16,589	–
Mr. Kaestner	11,305	–
Mr. Hicks	7,372	–

Other Compensation Policies

Annual Risk Assessment

In accordance with its charter, the Committee conducts an assessment annually of the relationship between our risk management policies and practices, corporate strategy, and our compensation arrangements. As part of this assessment, the Committee evaluates whether any incentive and other forms of pay encourage unnecessary or excessive risk taking. For our 2024 compensation programs, the Committee concluded that the programs, including the performance objectives and targets used for incentive compensation, are appropriately structured not to encourage unnecessary or excessive risk taking, and that any risks arising from the programs are not reasonably likely to have a material adverse effect on us.

Stock Ownership and Retention Guidelines

Our stock ownership and retention guidelines are applicable to certain of our officers, including our named executive officers, and are intended to further align the interests of our executives with those of our stockholders. Our named executive officers are expected to hold a number of shares with a minimum market value expressed as a multiple of their base salary as shown in the table.		Multiple of Base Salary
	Chief Executive Officer	5.0x
	Chief Financial Officer	4.0x
	Executive Vice Presidents	3.0x

Unvested equity awards do not count toward the expected level of ownership, except that the estimated number of after-tax time-based equity awards scheduled to vest within 90 days may be counted towards compliance. The expected level of ownership must be achieved by the fifth anniversary of such officer’s becoming subject to the guidelines. We encourage our executives to retain shares obtained through our equity compensation programs, and until the expected ownership level is achieved the guidelines require each officer to retain at least 50% of after-tax shares obtained through those plans. This retention requirement also applies in situations where an officer has achieved the expected stock ownership level but changes in the market price of our stock or the officer’s base salary result in such officer’s failure to maintain the expected stock ownership level. All of our named executive officers are in compliance with our stock ownership and retention guidelines and to the extent they have not met their applicable required holdings, will be expected to retain at least 50% of their after-tax shares obtained through our equity compensation plans.

Policy on Derivatives, Hedging and Pledging

Our insider trading policy provides that no one subject to the policy, which includes all our directors, officers, employees and their immediate family members and controlled entities, may engage in short sales, puts, calls, or other derivative transactions, or in any hedging or monetization transactions (i.e., prepaid variable forward contracts, equity swaps, collars, and exchange funds), involving our securities. It also provides that our directors and officers may not pledge our securities as collateral for a loan, or hold our securities in a margin account.

Clawback Policies

The Committee has adopted a Clawback and Forfeiture Policy, which applies to our current and former officers as defined in Rule 16a-1 of the Exchange Act, which was amended and restated in 2023 to comply with the new NYSE rules. The policy provides that in the event of any financial restatement of our reported consolidated financial statements, the Committee is required, subject to limited exceptions, to recoup any erroneously awarded incentive-based compensation paid during the three completed fiscal years immediately preceding such restatement. To the extent the Committee determines that any such amount should be recouped, the Committee may seek recovery by, among other things, requiring reimbursement of performance-based compensation previously paid, canceling or rescinding outstanding equity awards, adjusting or withholding unpaid compensation, or setting off against future grants of equity-based awards. The new amended and restated policy became effective October 2, 2023 and applies to incentive-based compensation received on or after that date. This policy was included as an exhibit to our Annual Report on Form 10-K.

In addition, the original version of our Clawback and Forfeiture Policy applied to all short-term and long-term cash or equity-based incentive compensation paid, earned, vested, or otherwise awarded based on performance objectives, beginning with the 2020 annual incentive plan and performance-based long-term incentive awards. The original version of the policy provided that in the event of any material financial restatement of our reported consolidated financial statements, or that the Committee otherwise determines that a financial metric used to determine the vesting or payment of any such performance-based compensation was calculated incorrectly in any material respect, the Committee, in its discretion, may require reimbursement of an amount equal to all or a portion of such performance-based compensation previously vested or paid for any performance periods which include any of the three full fiscal years immediately preceding the announcement of any financial restatement or the determination of any inaccuracy regarding calculation of a financial metric. The amount of the recoupment will be determined by the Committee in its discretion, up to the amount of such performance-based compensation previously paid or vested with respect to such officer that is in excess of the performance-based compensation that would have been received based on the correct financial metric or restated results. To the extent the Committee determines that any such amount should be recouped, the Committee may seek recovery by, among other things, requiring reimbursement of performance-based compensation previously paid, canceling or rescinding outstanding equity awards, adjusting or withholding unpaid compensation, or setting off against future grants of equity-based awards.

Our 2014 Omnibus Incentive Plan and 2024 Omnibus Incentive Plan provide that any award thereunder shall be subject to forfeiture, reduction, or recoupment to the extent provided in our Clawback and Forfeiture Policy or any other future recoupment or clawback policy adopted by us.

The long-term incentive award agreements for awards to the named executive officers provide that in the event of a breach by the named executive officer of the non-competition, non-solicitation, non-disparagement, or confidentiality covenants contained in the agreements, we will have the authority to cancel all such outstanding awards, cancel all shares of stock beneficially owned by the named executive officer that were issued in settlement of RSUs within 12 months on or prior to, or at any time after, the termination of the named executive officer’s employment, and recoup from the named executive officer any proceeds from such officer’s sale, transfer, or other disposition of any such cancellable shares or amounts paid under the award during such period.

To the extent the named executive officers are eligible to receive severance pay and benefits under Ms. Baier’s employment agreement and the Severance Policy (as defined below), as applicable, such agreement and policy provide that any breach of a restrictive covenant applicable to the named executive officer will result in the immediate and permanent cessation of payment of severance pay and benefits, the obligation of the named executive officer to repay to us upon our demand 90% of the amount or cost of such severance pay and benefits, and the obligation of the named executive officer to pay our costs and expenses to enforce such obligation.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) places a limit of $1 million on the amount that a company may deduct in any one year with respect to compensation paid to any “covered employee.” The Committee believes that the interests of our stockholders are best served if it maintains flexibility in compensating executive officers in a manner designed to promote varying corporate goals even though some compensation awards may result in non-deductible compensation expense. In making decisions about executive compensation, the Committee also considers the impact of other tax laws, including Section 409A of the Internal Revenue Code regarding non-qualified deferred compensation and Section 280G of the Internal Revenue Code regarding compensation in connection with a change in control.

Employment Agreement and Severance Policies Applicable to Named Executive Officers

Prior to Ms. Baier’s departure effective April 13, 2025, we were party to an amended and restated employment agreement dated November 3, 2021 with Ms. Baier. The employment agreement had a five year term, subject to automatic extensions for additional one year periods, unless either we or Ms. Baier had given written notice to the other party no less than 90 days prior to the expiration of the term that the term will not be extended. The employment agreement provided an initial base salary of $938,000 per year (Ms. Baier’s then current annual base salary), which was reviewed annually and could be increased from time to time at the Board’s sole discretion.

Ms. Baier’s base salary could not be reduced without Ms. Baier’s approval. Ms. Baier was eligible for an annual cash incentive opportunity target of 135% of cumulative base salary paid during the calendar year (Ms. Baier’s then current annual cash incentive opportunity target), subject to the terms of our annual incentive plan for senior executive officers. At least annually, Ms. Baier was eligible to be considered for an award of long-term incentive awards at a level commensurate with her position and in a form and on terms no less favorable than as provided to our other senior executive officers. Any reduction to such long-term incentive awards was subject to the definition of good reason. We provided Ms. Baier with basic term life insurance benefits of at least 100% of her base salary at no cost to Ms. Baier. The employment agreement contained non-competition, non-solicitation, confidentiality, and mutual non-disparagement covenants. The non-competition restrictions were in effect during Ms. Baier’s employment and will continue for one year following her departure. The non-solicitation restrictions were in effect during her employment and will continue for two years following her departure. The confidentiality and mutual non-disparagement obligations applied during her employment and thereafter.

In connection with Ms. Baier’s departure from the Company, we entered into a separation agreement with Ms. Baier, pursuant to which she will be entitled to receive the severance payments and benefits, including certain equity award acceleration and continued vesting, that she is entitled to receive pursuant to her employment agreement, and outplacement services for six months up to $10,000, subject to the terms and conditions set forth in the separation agreement. Ms. Baier’s severance payments and benefits, including certain equity award acceleration and continued vesting, were subject to her execution and non-revocation of a release of claims and her continued compliance with her post-employment restrictive covenants. See “Payments in Connection with Ms. Baier’s Departure” below for a summary of the treatment of these awards upon her departure on April 13, 2025.

Our other named executive officers do not have employment agreements, but are eligible to participate in the Amended and Restated Tier I Severance Pay Policy dated February 10, 2022 (the “Severance Policy”). Under the Severance Policy, the participating named executive officers are entitled to severance payments if their employment is terminated by the Company without cause or, following a change in control, by the executive for good reason. The severance payments under the Severance Policy applicable in connection with a change in control are “double trigger,” which require the occurrence of a change in control followed by termination of employment by us without cause or by the executive for good reason. If payments pursuant to the Severance Policy and other arrangements are not deductible by us under Section 280G of the Internal Revenue Code, such payments shall be reduced (or repaid) in order to ensure our deduction of payments in connection with a change in control. Mr. Kaestner and Mr. Hicks are each party to a separate letter agreement with us dated effective as of August 6, 2010, which provides for certain modifications of the Severance Policy as it applies to Mr. Kaestner and Mr. Hicks, described further under “Potential Payments Upon Termination or Change in Control—Severance Arrangements” below.

A detailed description of potential severance payments pursuant to the foregoing employment agreement and the Severance Policy, as well as the effect of certain terminations and a change in control pursuant to outstanding long-term incentive award agreements, is set forth under “Potential Payments Upon Termination or Change in Control” below.

2025 Compensation Decisions

When making annual compensation decisions for 2025, the Committee reviewed the compensation peer group used for 2024 decisions with the Consultant and determined that no changes to the peer group were necessary. The Consultant completed a market compensation study using this peer group. Following its review of our executive compensation program, the Committee approved the principal elements of compensation of our named executive officers for 2025 as summarized in the table below. Percentage changes from 2024 are based on the compensation arrangements in place as of December 31, 2024.

	2025 Base Salary	Change v. 2024	2025 Target Annual Incentive Opportunity	Change v. 2024	2025 Grant Value of Long- Term Incentive Awards (1)	Change v. 2024 (1)	2025 Target Total Direct Compensation	Change v. 2024

Ms. Baier	$1,020,000	–%	137%	–%	$5,000,002	–%	$7,417,402	–%

Ms. Kussow	$630,000	5%	100%	11%	$1,400,002	40%	$2,660,002	24%

Mr. White	$495,000	2%	80%	–%	$715,003	2%	$1,606,003	2%

Mr. Kaestner	$465,000	1%	80%	–%	$515,003	6%	$1,352,003	3%

Mr. Hicks	$300,000	–%	70%	–%	$300,000	–%	$810,000	–%

(1)

The dollar amount of the long-term incentive awards, and the percentage change versus 2024, is based on the grant value of such awards (i.e., the number of RSUs granted at target performance, multiplied by the stock price on the date of grant).

The 2025 annual incentive plan, as approved by the Committee, continues to be based on company financial and strategic objectives weighted 70% and 30% of target, respectively, and will be measured on an annual basis. All amounts earned will be paid out following the end of the year. For 2025, the financial objectives are our full-year 2025 consolidated portfolio RevPAR and our full-year Adjusted EBITDA, with the target levels of performance generally reflective of our 2025 budget approved by the Board, except that the results for the 55 communities leased from Ventas, Inc. (“Ventas”) that have been designated to be sold or transitioned by no later than December 31, 2024 are excluded from all targets and measures. The strategic objectives include retention of key community leadership at our consolidated comparable community portfolio and improvement in resident and family member satisfaction (as reflected by NPS improvement).

For the 2025 program, all long-term incentive awards to the named executive officers were issued in the form of time- and performance-based RSUs. A 50/50 grant value mix of time- and performance-based RSUs was used for the named executive officers, consistent with the 2024 program. The performance objectives for the performance-based RSUs include year-over-year same community RevPAR growth for fiscal 2025, 2026, and 2027, weighted 75%, and TSR relative to the companies in the S&P Midcap 400 Index for the three-year period ending December 31, 2027, weighted 25%. Any performance-based RSUs earned from achievement of the RevPAR growth and relative TSR objectives are eligible to vest on February 27, 2028, subject to continued employment. Performance at the threshold level of achievement for a performance objective will result in vesting of 50% for each of the RevPAR growth and relative TSR objectives. Performance at the target and maximum level of achievement will result in vesting of 100% and 150%, respectively, for such objectives. Vesting percentages will be interpolated for performance between the levels. No additional RSUs beyond the target RSUs will be issued on the relative TSR performance objective if our compound annual TSR is negative for the performance period.

See “Payments in Connection with Ms. Baier’s Departure” below for payments made and treatment of her awards in connection with her departure as of April 13, 2025.

In connection with the appointment of Ms. Warren as Interim Chief Executive Officer and Mses. Warren and Kussow and Mr. White to the Office of the CEO, the Committee approved the following additional compensation arrangements on April 27, 2025. For Ms. Warren, she will be paid $85,000 per month for each month she serves as Interim Chief Executive Officer (to be effective as of April 13, 2025), to be prorated for any partial month of service. The Committee also granted her 158,730 time-based RSUs based on the grant date value on April 25, 2025. The RSUs will be subject to vesting on the earlier of the following: (1) the one year anniversary of the grant date; (2) the start date of a new Chief Executive Officer of the Company; or (3) upon Ms. Warren’s termination following a change in control. During her service as Interim Chief Executive Officer and as a member of the Office of the CEO, Ms. Warren will not participate in the compensation program for non-employee directors and will not separately receive compensation for her service as Chairman.

For Ms. Kussow and Mr. White, they will each be paid $100,000 as a special performance bonus. In addition, the 2025 target annual incentive opportunity previously established for each of Ms. Kussow and Mr. White will be increased by $250,000, subject to the terms of the 2025 annual incentive plan, with the actual amount to be earned to be based on the level of achievement of the financial and strategic performance objectives previously approved by the Committee and described above.

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

Frank M. Bumstead, Chair

Jordan R. Asher

Victoria L. Freed

Summary Compensation Table for 2024

The following summary compensation table sets forth information concerning the compensation earned by, awarded to, or paid to our named executive officers for the periods indicated.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)

Lucinda M. Baier Former President and Chief Executive Officer	2024	1,020,000	–	5,107,316	3,655,186	10,921	9,793,423
	2023	990,000	–	3,193,334	1,258,419	9,254	5,451,007
	2022	975,000	–	5,117,052	545,739	8,098	6,645,889

Dawn L. Kussow Executive Vice President and Chief Financial Officer	2024	600,000	–	1,021,466	494,630	17,721	2,133,817
	2023	516,461	–	714,533	375,677	6,660	1,613,331
	2022	344,432	36,957	172,891	81,962	6,289	642,531

Chad C. White Executive Vice President, General Counsel and Secretary	2024	485,000	–	715,025	612,177	8,481	1,820,683
	2023	475,000	–	689,016	352,581	8,826	1,525,423
	2022	465,000	–	665,217	154,237	6,761	1,291,215

H. Todd Kaestner Executive Vice President – Corporate Development and President – CCRCs	2024	460,000	–	495,413	523,187	9,646	1,488,246
	2023	445,000	–	469,550	330,313	8,798	1,253,661
	2022	430,000	–	460,545	142,628	7,267	1,040,440

George T. Hicks Executive Vice President – Finance and Treasurer	2024	300,000	–	306,441	309,084	7,578	923,103
	2023	295,000	–	306,229	191,600	6,152	798,981

(1)

The named executive officers served in the positions noted in the table at all times during the years presented, except that: Ms. Kussow served as Senior Vice President and Chief Accounting Officer for the full year of 2022 and as Interim Chief Financial Officer from August 17, 2022 until October 3, 2022 in connection with a temporary medical leave of absence taken by the then current Chief Financial Officer during that period. Ms. Kussow was appointed to serve as Executive Vice President and Chief Financial Officer effective February 24, 2023. Mr. Hicks was not an NEO in 2022. Ms. Baier ceased serving as our President and Chief Executive Officer on April 13, 2025.

(2)

Represents the aggregate grant date fair value of time- and/or performance-based RSUs awarded in 2024 and prior years, in each case computed in accordance with ASC 718. See Note 2 to our Consolidated Financial Statements included in our Original Filing for a summary of the assumptions made in the valuation of these awards. See footnote 2 to the Grants of Plan-Based Awards Table for the grant values of the performance-based RSUs awarded in 2024 assuming maximum levels of performance.

(3)	For 2024, Non-Equity Incentive Plan Compensation includes the following:

	2024 Annual Cash Incentive Earned	Vesting of the First Three Tranches of Performance-Based Cash Long-Term Incentive Awards Granted in 2021	Payout of 2024 Tranche of Time-Based Cash Long Term-Incentive Awards Granted in 2021

Ms. Baier	$1,149,405	$2,505,781	$–

Ms. Kussow	$445,235	$38,715	$10,680

Mr. White	$319,910	$292,267	$–

Mr. Kaestner	$303,420	$219,767	$–

Mr. Hicks	$173,147	$135,937	$–

The 2022 amount for Ms. Kussow includes $10,680 associated with the vesting of the 2022 tranche of time-based cash long-term incentive awards granted to her in February 2021. The 2023 amount for Ms. Kussow includes $10,680 associated with the vesting of the 2023 tranche of time-based cash long-term incentive awards granted to her in February 2021.

(4)

For each of the named executive officers, the 2024 amount includes the employer matching contribution to our 401(k) Plan and premiums on Company-provided life and disability insurance. For Ms. Kussow, the 2024 amount also includes relocation expense allowance of $10,398.

Grants of Plan-Based Awards

The following table summarizes grants of plan-based awards made to our named executive officers in 2024. To the extent we declare cash or stock dividends on our shares of common stock, the RSUs awarded will accrue cash equivalents or shares to be paid only to the extent the underlying RSUs ultimately vest.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Ms. Baier	–	(1)	454,155	1,397,400	2,655,060

	2/15/2024	(2)				198,728	397,456	596,184		2,607,311

	2/15/2024	(3)							397,457	2,500,005
Ms. Kussow	–	(1)	135,000	540,000	1,080,000

	2/15/2024	(2)				39,746	79,491	119,237		521,461

	2/15/2024	(3)							79,492	500,005
Mr. White	–	(1)	97,000	388,000	776,000

	2/15/2024	(2)				27,822	55,644	83,466		365,025

	2/15/2024	(3)							55,644	350,001
Mr. Kaestner	–	(1)	92,000	368,000	736,000

	2/15/2024	(2)				19,277	38,553	57,830		252,908

	2/15/2024	(3)							38,554	242,505
Mr. Hicks	–	(1)	52,500	210,000	420,000

	2/15/2024	(2)				11,924	23,847	35,771		156,437

	2/15/2024	(3)							23,848	150,004

(1)

Amounts represent the threshold, target, and maximum payout levels under our 2024 annual incentive plan applicable to each named executive officer, as described above. The actual payouts are reported in the Summary Compensation Table as Non-Equity Incentive Plan Compensation for 2024 in the following amounts: Ms. Baier–$1,149,405; Ms. Kussow–$445,235; Mr. White–$319,910; Mr. Kaestner–$303,420; and Mr. Hicks–$173,147.

(2)

Represents performance-based RSUs granted under our 2014 Omnibus Incentive Plan, which are eligible to vest on February 27, 2027, subject to continued employment and the achievement of year-over-year same-community RevPAR growth performance targets for years 2024, 2025 and 2026 and 3-year relative TSR performance targets. Each RSU is payable in the form of one share of our common stock upon vesting. The values of the RSUs related to the RevPAR growth performance targets reported in the table represent the grant date fair values computed in accordance with ASC 718, which are equivalent to the grant values (i.e., number of RSUs granted at target performance level, multiplied by the closing price on the date of grant). The values of the RSUs related to the TSR performance targets reported in the table represent the grant date fair values computed in accordance with ASC 718, which were 17.2% more than the grant values (i.e., number of RSUs granted at target performance level, multiplied by the closing price on the date of grant). Achievement at the threshold, target, and maximum or above performance levels will result in vesting of 50%, 100%, and 150% of the target number of RSUs, respectively (provided that no additional shares beyond the target number of RSUs will be issued with respect to the TSR tranche if our compound annual TSR is negative for the performance period), and vesting percentages will be interpolated for performance between the levels set forth in the award agreements (as described previously). Failure to achieve the threshold performance level for any tranche will result in forfeiture of all such RSUs in that tranche. The grant values of the awards (which for the RevPAR performance targets is equal to the number of RSUs granted multiplied by the closing price on the date of grant and for the TSR performance targets is equal to the number of RSUs granted multiplied by the fair value on the date grant) assuming achievement at or above the maximum performance level were: Ms. Baier–$3,749,997; Ms. Kussow–$749,998; Mr. White–$525,001; Mr. Kaestner–$363,748; and Mr. Hicks–$224,996. See “Payments in Connection with Ms. Baier’s Departure” below for a summary of the treatment of these awards upon her departure on April 13, 2025.

(3)

Represents time-based RSUs granted under our 2014 Omnibus Incentive Plan which are eligible to vest ratably in three annual installments beginning on February 27, 2025, subject to continued employment. Each RSU is payable in the form of one share of our common stock upon vesting. See “Payments in Connection with Ms. Baier’s Departure” below for a summary of the treatment of these awards upon her departure on April 13, 2025.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by each of our named executive officers as of December 31, 2024, with market values of such awards based on $5.03 per share, the closing market price of our stock on December 31, 2024.

			Stock Awards

Name	Grant Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ms. Baier	2/22/2021	(1)	135,806	683,104	–		–

	2/10/2022	(1)	227,273	1,143,183	–		–

	2/10/2022	(2)	546,819	2,750,500	–		–

	2/15/2023	(1)	635,594	3,197,038	–		–

	2/15/2023	(3)	45,438	228,553	39,173	(6)	197,040

	2/15/2024	(4)	397,457	1,999,209	–		–

	2/15/2024	(5)	–	–	198,728	(7)	999,602
Ms. Kussow	2/22/2021	(1)	4,197	21,111	–		–

	2/10/2022	(1)	11,652	58,610	–		–

	2/10/2022	(2)	9,345	47,005	–		–

	2/15/2023	(1)	88,983	447,584	–		–

	2/15/2023	(3)	17,203	86,531	59,323	(6)	298,395

	2/15/2024	(4)	79,492	399,845	–		–

	2/15/2024	(5)	–	–	39,747	(7)	199,927
Mr. White	2/22/2021	(1)	15,840	79,675	–		–

	2/10/2022	(1)	29,546	148,616	–		–

	2/10/2022	(2)	71,088	357,573	–		–

	2/15/2023	(1)	85,806	431,604	–		–

	2/15/2023	(3)	16,589	83,443	57,204	(6)	287,736

	2/15/2024	(4)	55,644	278,889	–		–

	2/15/2024	(5)	–	–	27,823	(7)	139,950
Mr. Kaestner	2/22/2021	(1)	11,911	59,912	–		–

	2/10/2022	(1)	20,455	102,889	–		–

	2/10/2022	(2)	49,214	247,546	–		–

	2/15/2023	(1)	58,475	294,129	–		–

	2/15/2023	(3)	11,305	56,864	38,984	(6)	196,090

	2/15/2024	(4)	38,554	193,927	–		–

	2/15/2024	(5)	–	–	19,277	(7)	96,963
Mr. Hicks	2/22/2021	(1)	7,368	37,061	–		–

	2/10/2022	(1)	13,637	68,594	–		–

	2/10/2022	(2)	32,810	165,034	–		–

	2/15/2023	(1)	38,136	191,824	–		–

	2/15/2023	(3)	7,372	37,081	25,424	(6)	127,883

	2/15/2024	(4)	23,848	119,955	–		–

	2/15/2024	(5)	–	–	11,924	(7)	59,978

(1)

Represents time-based RSUs, the vesting of which is subject to continued employment. The awards have vested or are eligible to vest ratably in four annual installments beginning on February 27 in the year following the year of grant.

(2)

Represents performance-based RSUs which were eligible to vest on February 27, 2025 for which the Committee has certified the actual level of achievement of 105.0% of the targeted amount from the 2022 tranche, 150.0% of the targeted amount from the 2023 tranche, and 145.0% of the targeted amount from the 2024 tranche for the year-over-year RevPAR growth goal for 2022, 2023, and 2024 and performance-based RSUs which are eligible to vest on February 27, 2026 subject to continued employment for which the Committee has certified the actual level of achievement of 81.2% of the targeted amount for 3-year relative TSR tranche for the period of January 1, 2022 to December 31, 2024. Upon the Committee’s determination that the target level of performance had not been achieved for the 3-year relative TSR tranche, the named executive officers forfeited the following number of RSUs on February 12, 2025: Ms. Baier–21,364; Ms. Kussow–365; Mr. White–2,777; Mr. Kaestner–1,923; and Mr. Hicks–1,282, which are not reflected in the table above.

(3)

Represents performance-based RSUs which are eligible to vest on February 27, 2026 subject to continued employment for which the Committee has certified the actual level of achievement of 58% of the targeted amount from the 2023 tranche for the year-over-year RevPAR growth goal for 2023 and that the 2024 tranche for the year-over-year RevPAR growth goal for 2024 did not meet the threshold level of achievement. Upon the Committee’s determination that the threshold level of performance had not been achieved, the named executive officers forfeited the following number of RSUs on February 12, 2025: Ms. Baier–78,342; Ms. Kussow–29,661; Mr. White–28,602; Mr. Kaestner–19,492; and Mr. Hicks–12,712, which are not reflected in the table above.

(4)

Represents time-based RSUs, the vesting of which is subject to continued employment. The awards have vested or are eligible to vest ratably in three annual installments beginning on February 27 in the year following the year of grant.

(5)

Represents performance-based RSUs for which the Committee has certified that the 2024 tranche for the year-over-year RevPAR growth goal for 2024 did not meet the threshold level of achievement. Upon the Committee’s determination that the threshold level of performance had not been achieved, the named executive officers forfeited the following number of RSUs on February 12, 2025: Ms. Baier–99,364; Ms. Kussow–19,872; Mr. White–13,911; Mr. Kaestner–9,638; and Mr. Hicks–5,961, which are not reflected in the table above.

(6)

Represents performance-based RSUs with the terms described under “Status of Outstanding Performance-Based Awards Granted Prior to 2024—2023 Performance-Based Awards”. The number of RSUs reported represents the threshold level of performance with respect to RSUs eligible to vest on February 27, 2026 subject to continued employment for the 2025 tranche for the year-over-year RevPAR growth goal, and (for all named executive officers other than Ms. Baier) the maximum level of performance with respect to the RSUs eligible to vest February 27, 2027 (subject to continued employment) based on our 3-year relative TSR for the period of January 1, 2023 to December 31, 2025. The number of RSUs reported for the 3-year relative TSR tranche represents the maximum level of performance due to the fact that for the period of January 1, 2023 to December 31, 2024 performance has exceeded the target level of achievement. The final number of RSUs earned will be determined by the Committee following completion of the full three-year performance period.

(7)

Represents performance-based RSUs with the terms described in footnote 2 to the Grants of Plan-Based Awards Table. The number of RSUs reported represents the threshold level of performance with respect to the RSUs eligible to vest on February 27, 2027 (subject to continued employment) for the 2025 and 2026 tranches for the year-over-year RevPAR growth goals, and the target level of performance with respect to the RSUs eligible to vest on February 27, 2027 (subject to continued employment) based on our 3-year relative TSR performance for the period of January 1, 2024 to December 31, 2026. The number of RSUs reported represents the target level of performance due to the fact that for the period of January 1, 2024 to December 31, 2024 performance has exceeded the threshold level of achievement but was less than the target level of achievement. The final number of RSUs earned will be determined by the Committee following completion of the full respective performance periods.

Stock Vested for 2024

The following table summarizes the vesting of time-based RSUs and the value realized by our named executive officers as a result of such vesting during 2024.

	Stock Awards

	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

Ms. Baier	548,310	3,240,513

Ms. Kussow	44,235	261,429

Mr. White	68,980	407,672

Mr. Kaestner	47,845	282,764

Mr. Hicks	32,224	190,444

(1)	The value realized is based on the closing market price of the underlying stock on the date the shares vested, which was February 27, 2024.

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

Potential Payments Upon Termination or Change in Control

The following table sets forth potential amounts payable upon termination of employment or a change in control to our named executive officers assuming termination of employment on December 31, 2024, with long-term equity incentive amounts based on $5.03 per share, the closing market price of our stock on December 31, 2024.

Name/Benefit	Voluntary Resignation by Executive ($)	Termination by us for Cause ($)	Termination by us without Cause ($)	Termination by us without Cause following a Change in Control ($)	Termination by Executive for Good Reason ($)	Retirement ($)	Disability ($)	Death ($)
Ms. Baier(1)

Salary	–	–	1,530,000	2,040,000	1,530,000	–	–	–

Pro-Rata Bonus (2)	–	–	1,149,405	1,149,405	1,149,405	–	1,149,405	1,149,405

Severance Bonus	–	–	2,096,100	2,794,800	2,096,100	–	–	–

PTO	39,230	39,230	39,230	39,230	39,230	39,230	39,230	39,230

COBRA	–	–	31,198	31,198	31,198	–	–	–

Accelerated Vesting of Long-Term Incentive Awards (3)	–	–	6,871,801	13,935,965	6,871,801	–	6,871,801	6,871,801

Continuing Vesting of Long-Term Incentive Awards (4)	–	–	–	–	–	2,915,509	–	–
Total	39,230	39,230	11,717,734	19,990,598	11,717,734	2,954,739	8,060,436	8,060,436

Ms. Kussow

Salary	–	–	600,000	900,000	–	–	–	–

Pro-Rata Bonus (2)	–	–	445,235	445,235	–	–	445,235	445,235

Severance Bonus	–	–	540,000	810,000	–	–	–	–

PTO	23,077	23,077	23,077	23,077	23,077	23,077	23,077	23,077

COBRA	–	–	27,731	41,597	–	–	–	–

Accelerated Vesting of Long-Term Incentive Awards (3)	–	–	487,387	1,681,901	–	–	487,387	487,387

Continuing Vesting of Long-Term Incentive Awards (4)	–	–	–	–	–	–	–	–
Total	23,077	23,077	2,123,430	3,901,810	23,077	23,077	955,699	955,699

Mr. White

Salary	–	–	485,000	727,500	–	–	–	–

Pro-Rata Bonus (2)	–	–	319,910	319,910	–	–	319,910	319,910

Severance Bonus	–	–	388,000	582,000	–	–	–	–

PTO	18,654	18,654	18,654	18,654	18,654	18,654	18,654	18,654

COBRA	–	–	–	–	–	–	–	–

Accelerated Vesting of Long-Term Incentive Awards (3)	–	–	909,626	1,971,006	–	–	909,626	909,626

Continuing Vesting of Long-Term Incentive Awards (4)	–	–	–	–	–	–	–	–
Total	18,654	18,654	2,121,190	3,619,070	18,654	18,654	1,248,190	1,248,190

Name/Benefit	Voluntary Resignation by Executive ($)	Termination by us for Cause ($)	Termination by us without Cause ($)	Termination by us without Cause following a Change in Control ($)	Termination by Executive for Good Reason ($)	Retirement ($)	Disability ($)	Death ($)

Mr. Kaestner

Salary	–	–	460,000	690,000	460,000	–	–	–

Pro-Rata Bonus (2)	–	–	303,420	303,420	–	–	303,420	303,420

Severance Bonus	–	–	368,000	552,000	276,000	–	–	–

PTO	17,692	17,692	17,692	17,692	17,692	17,692	17,692	17,692

COBRA	–	–	18,271	27,407	18,271	–	–	–

Accelerated Vesting of Long-Term Incentive Awards (3)	–	–	637,605	1,366,392	–	–	637,605	637,605

Continuing Vesting of Long-Term Incentive Awards (4)	–	–	–	–	–	282,807	–	–
Total	17,692	17,692	1,804,988	2,956,911	771,963	300,499	958,717	958,717

Mr. Hicks (5)

Salary	–	–	300,000	450,000	300,000	–	–	–

Pro-Rata Bonus (2)	–	–	173,147	173,147	–	–	173,147	173,147

Severance Bonus	–	–	210,000	315,000	157,500	–	–	–

PTO	11,539	11,539	11,539	11,539	11,539	11,539	11,539	11,539

COBRA	–	–	27,731	41,597	27,731	–	–	–

Accelerated Vesting of Long-Term Incentive Awards (3)	–	–	413,489	880,454	–	–	413,489	413,489

Continuing Vesting of Long-Term Incentive Awards (4)	–	–	–	–	–	174,933	–	–
Total	11,539	11,539	1,135,906	1,871,737	496,770	186,472	598,175	598,175

(1)

In connection with Ms. Baier’s departure from the Company on April 13, 2025, she entered into a separation agreement pursuant to which she will receive the severance payments and benefits, including certain equity award acceleration and continued vesting, she is entitled to receive upon an involuntary termination of employment without cause as set forth in her employment agreement and her award agreements. Ms. Baier is also entitled to receive outplacement services for six months up to $10,000. Ms. Baier’s severance payments and benefits, and certain equity award acceleration and continued vesting, were subject to her execution and non-revocation of a release of claims and her continued compliance with her post-employment restrictive covenants.

(2)	The amounts listed in the applicable columns represent the amount payable to the named executive officer under the 2024 annual incentive plan based on our actual performance in 2024.

(3)

The amounts in the applicable columns include accelerated vesting of long-term incentive awards pursuant to the severance terms of the applicable award agreements described below. With respect to the amounts set forth for “Termination by us without Cause”, terminations due to “Disability” and “Death” and, for Ms. Baier, “Termination by Executive for Good Reason,” the reported amounts: (i) include the future vesting amount of the fourth tranche of the performance-based cash awards granted in 2021 after giving effect to our actual performance for the performance period ended December 31, 2023; (ii) include the future vesting amount of the first, second, and third tranches and 75% of the fourth tranche of the performance-based RSUs granted in 2022 after giving effect to our actual performance for the performance periods ended December 31, 2022, 2023, and 2024; (iii) include the future vesting amount of the first tranche of the performance-based RSUs (and for Ms. Baier, the performance-based cash award) granted in 2023 after giving effect to our actual performance for the performance period ended December 31, 2023; (iv) exclude the second tranche of the performance-based RSUs (and for Ms. Baier, the performance-based cash award) granted in 2023 due to the threshold level of performance for the RevPAR growth objective not being achieved for the performance period ending December 31, 2024; (v) exclude the first tranche of the performance-based RSUs granted in 2024 due to the threshold level of performance for the RevPAR growth objective not being achieved for the performance period ending December 31, 2024; (vi) exclude the potential future vesting of 50% of the fourth tranche (relative TSR objective) of the outstanding 2023 performance-based RSUs (and for Ms. Baier, the 2023 performance-based cash award), which has a performance period ending subsequent to December 31, 2024; and (vii) exclude the potential future vesting of 66.67% of the fourth tranche (relative TSR objective) of the outstanding 2024 performance-based RSUs, which has a performance period ending subsequent to December 31, 2024. See below for a description of the treatment of certain terminations of employment under the outstanding long-term incentive awards. Assuming threshold level performance for the fourth tranche of the 2023 performance-based RSUs (and for Ms. Baier, the 2023 performance-based cash award) and the fourth tranche of the 2024 performance-based RSUs referenced in (vi) and (vii) above, the named executive officers would have been entitled to the following additional amounts for “Termination by us without Cause”, terminations due to “Disability” and “Death” and, for Ms. Baier, “Termination by Executive for Good Reason”: Ms. Baier–$239,552; Ms. Kussow–$53,957; Mr. White–$47,629; Mr. Kaestner–$32,594; and Mr. Hicks–$20,985. Assuming target level performance for the fourth tranche of the 2023 performance-based RSUs (and for Ms. Baier, the 2023 performance-based cash award) and the fourth tranche of the 2024 performance-based RSUs referenced in (vi) and (vii) above, the named executive officers would have been entitled to the following additional amounts for “Termination by us without Cause”, terminations due to “Disability” and “Death” and, for Ms. Baier, “Termination by Executive for Good Reason”: Ms. Baier–$479,099; Ms. Kussow–$107,919; Mr. White–$95,258;

Mr. Kaestner–$65,184; and Mr. Hicks–$41,965. Assuming maximum level performance for the fourth tranche of the 2023 performance-based RSUs (and for Ms. Baier, the 2023 performance-based cash award) and the fourth tranche of the 2024 performance-based RSUs referenced in (vi) and (vii) above, the named executive officers would have been entitled to the following additional amounts for “Termination by us without Cause”, terminations due to “Disability” and “Death” and, for Ms. Baier, “Termination by Executive for Good Reason”: Ms. Baier–$718,650; Ms. Kussow–$161,875; Mr. White–$142,887; Mr. Kaestner–$97,778; and Mr. Hicks–$62,950.

(4)

The amounts in the applicable columns include continued vesting of long-term incentive awards for Ms. Baier and Messrs. Kaestner and Hicks, who are retirement eligible, pursuant to the retirement provisions of the applicable award agreements described below.

(5)

In connection with Mr. Hicks’ pending retirement from the Company on May 21, 2025, the Committee has elected to waive the six month notice requirement for retirement pursuant to Mr. Hicks’ outstanding 2024 and 2025 long-term incentive awards. Accordingly, such awards (or applicable portions thereof) will be eligible for continued vesting in accordance with their terms following his retirement.

Severance Arrangements

Our separation agreement with Ms. Baier and the Severance Policy provide for severance payments and benefits for certain terminations of employment of our named executive officers. In addition, long-term incentive award agreements with the named executive officers provide for the treatment of outstanding long-term incentive awards upon certain terminations of employment. Summaries of such arrangements are set forth below. Unless otherwise indicated, “cause,” “good reason” and “change in control” are defined in the Severance Policy or, with respect to the outstanding long-term incentive award agreements, our 2014 Omnibus Incentive Plan, our 2024 Omnibus Incentive Plan, or such long-term incentive award agreements, as applicable. In addition to the severance pay and benefits described below, upon any termination of a named executive officer’s employment, the executive will be entitled to receive a payout of up to 80 hours of the executive’s paid time off (PTO) balance. Upon termination of a named executive officer’s employment due to death or disability, our annual incentive plan provides that the annual bonus will be paid to the extent earned, pro-rated based on the number of days employed during the year.

Payment in Connection with Ms. Baier’s Departure

In connection with Ms. Baier’s departure from the Company on April 13, 2025, she entered into a separation agreement pursuant to which she will receive the severance payments and benefits, including certain equity award acceleration and continued vesting, she is entitled to receive upon an involuntary termination of employment without cause as set forth in her employment agreement and her award agreements. Ms. Baier is also entitled to receive outplacement services for six months up to $10,000 under her separation agreement. Ms. Baier’s employment agreement provides for the following severance and benefits upon a termination of employment by us without cause, other than within 18 months following a change in control: (i) 150% of her base salary and target annual bonus opportunity for 2025, which will be paid in equal periodic installments on our regular payroll dates over 18 months; (ii) a pro-rata annual bonus for 2025 to the extent earned under the terms of our 2025 annual incentive plan based on the number of days of her service during 2025, and (iii) if then eligible for, and she elects continuation of health coverage under COBRA, we will pay the employer portion of her COBRA premium payments for 18 months as if she were still an active employee (the “COBRA Benefits”).

Pursuant to Ms. Baier’s separation agreement, payments of such severance pay and benefits were conditioned on Ms. Baier having signed and returned an effective waiver and release of claims and continuing to comply with all applicable restrictive covenants. She was also required to acknowledge in such release that all restrictive covenants to which she is a party will remain in force for the period specified in such covenants. A breach of such covenants will result in the cessation of severance pay and benefits and may result in her being required to repay certain severance pay and benefits already provided as well as certain costs and expenses. Ms. Baier’s employment agreement contains non-competition, non-solicitation, confidentiality, and mutual non-disparagement covenants. The non-competition restrictions will continue in effect for one year following her separation. The non-solicitation restrictions will continue in effect for two years following her separation. The confidentiality and mutual non-disparagement obligations will continue to apply indefinitely. Ms. Baier’s long-term incentive awards also contain non-competition, non-solicitation, confidentiality, and mutual non-disparagement covenants.

Treatment of Ms. Baier’s outstanding equity awards will be as provided in the applicable award agreement governing such awards related to an involuntary termination of employment without cause, as described below. Upon her departure, a total of 614,921 outstanding time-based RSUs immediately vested, with all remaining time-based RSUs being immediately forfeited. With respect to her outstanding performance-based long-term incentive awards, the following table outlines the portion of each award that is eligible to continue vesting in the future based on (and subject to) the Company’s performance relative to the performance targets for such awards and the portion that was immediately forfeited on the date of her departure.

	Portion of Performance-Based Long-Term Incentive Award Eligible to Vest	Portion of Performance Based Long-Term Incentive Award Forfeited

2022 Performance-Based RSUs	92,273	—

2023 Performance-Based RSUs	123,783	—

2023 Performance-Based Cash Award	$1,091,094	$156,250

2024 Performance-Based RSUs	165,610	132,482

2025 Performance-Based RSUs	156,932	313,878

Severance Policy

Each of the named executive officers, other than Ms. Baier, participates in the Severance Policy. Messrs. Kaestner and Hicks are party to separate letter agreements with us dated effective as of August 6, 2010, which provide for certain modifications of the Severance Policy as it applies to each of them, described further below. The table below sets forth the severance pay and benefits available under the Severance Policy, as it was amended and restated effective February 10, 2022, for the participating named executive officers assuming a “separation from service” (as defined in the Severance Policy) without cause or, within 18 months following a change in control, without cause or for good reason.

Separation without Cause Not within 18 Months Following Change in Control	Separation without Cause or for Good Reason within 18 Months Following Change in Control

•   100% of base salary and target annual bonus payable over 12 months following separation

•   Pro-rated annual bonus for the year of termination to the extent earned, payable when such bonus would otherwise be due

•   COBRA Benefits for 12 months

•   150% of base salary and target annual bonus payable in a lump sum upon separation

•   Pro-rated target annual bonus for the year of separation payable in a lump sum upon such separation

•   COBRA Benefits for 18 months

Pursuant to Mr. Kaestner and Mr. Hicks’ 2010 respective letter agreements, if either of them separates from service for good reason otherwise than within 18 months following a change in control, each will be eligible to receive 100% of his annual salary and 75% of his target annual bonus payable over 12 months following separation.

Payments of the foregoing severance pay and benefits under the Severance Policy are conditioned upon the executive having signed and returned an effective waiver and release of claims in a form satisfactory to us, the executive having executed and delivered an enforceable non-competition covenant acceptable to the Company with a duration of 12 months following termination of employment, and the executive continuing to comply with all applicable restrictive covenants. The executive must acknowledge in the waiver and release that all restrictive covenants, including the foregoing non-competition covenant and covenants contained in long-term incentive award agreements to which he or she is a party will remain in force for the period specified in such covenants. A breach of such covenants will result in the cessation of severance pay and benefits and may result in such executive’s being required to repay certain severance pay and benefits already provided as well as certain costs and expenses. If payments pursuant to the Severance Policy are not deductible by us under Section 280G of the Internal Revenue Code, such payments shall be reduced (or repaid) in order to ensure our deduction of payments in connection with a change in control.

Outstanding Long-Term Incentive Award Agreements

Time-Based Long-Term Incentive Awards Granted in 2022 to 2025

With respect to time-based RSUs granted in 2022 to 2025: (i) if an executive’s employment is terminated by us without cause or due to death or disability, the next tranche of unvested RSUs will vest upon such termination and be settled within 30 days, and the remaining outstanding RSUs will immediately be forfeited; provided that such acceleration upon termination due to disability will not apply unless the executive provided services on at least one day in the one-year period immediately preceding the vesting date of such next tranche; (ii) upon the occurrence of a change in control in which the outstanding RSUs are not assumed, continued, or substituted with an award relating to a publicly-traded security of the acquiror (or the Company) on the same terms and conditions that were applicable to the outstanding RSUs immediately prior to the change in control, such outstanding RSUs will vest and be settled upon consummation of the change in control; and (iii) in the event an executive’s employment is terminated by us without cause or by the executive for good reason (as defined in the Severance Policy) within 12 months following a change in control in which such outstanding RSUs were assumed, continued, or substituted, all RSUs outstanding at the time of such termination will vest upon such termination and be settled within 30 days. In addition, with respect to time-based RSUs granted beginning in 2024 to the NEOs, if an executive who is age 60 years or older and has five (5) years of service with the Company provides no less than six (6) months written notice to the Company of their anticipated retirement, any unvested RSUs outstanding on the date of retirement will continue to vest (without the requirement of continued employment) as follows: (i) for a retirement date prior to the first anniversary of the date of grant, unvested RSUs will continue to vest on each annual vesting date in a pro rata amount equal to the percentage of full months employed since the grant date divided by 12 (with the remaining unvested RSUs immediately forfeited on the retirement date) and (ii) for a retirement date that occurs on or after the first anniversary of the date of grant, 100% of the unvested RSUs will continue to vest on each annual vesting date. In connection with Mr. Hicks’ pending retirement from the Company on May 21, 2025, the Committee has elected to waive the six month notice requirement for retirement pursuant to Mr. Hicks’ outstanding 2024 and 2025 long-term incentive awards. Accordingly, such awards (or applicable portions thereof) will be eligible for continued vesting in accordance with their terms following his retirement.

Performance-Based RSUs Granted in 2022

With respect to performance-based RSUs granted in 2022, for which the first three tranches were eligible to vest on February 27, 2025 and the fourth tranche is eligible to vest on February 27, 2026, if an executive’s employment is terminated by us without cause or due to death or disability, the following percentages of the applicable tranches that are outstanding effective on the date of such termination of employment shall remain outstanding following such termination and shall be eligible to vest (including any additional award amounts resulting from our performance) subject to the achievement of the applicable performance criteria: 100% of the first tranche and 25% of the fourth tranche for such termination that occurred on or prior to February 27, 2023; 100% of the first tranche and second tranche, and 50% of the fourth tranche, for such termination that occurred after February 27, 2023 and on or prior to February 27, 2024; 100% of the first tranche, second tranche, and third tranche, and 75% of the fourth tranche, for such termination that occurred after February 27, 2024 and on or prior to February 27, 2025; and 100% of the fourth tranche for such termination that occurs after February 27, 2025. However, with respect to termination of employment due to disability, if the executive did not provide services on at least one day in the one-year period immediately preceding the later date of the applicable clause above, then the treatment of the outstanding tranches will be as set forth in the earlier clause for which the executive provided services at least one day in the one-year period immediately preceding the later date set forth in such clause.

Under the terms of such outstanding awards, upon the occurrence of a change in control in which the outstanding awards are not assumed, continued, or substituted with an award relating to a publicly-traded security of the acquiror (or the Company) on the same terms and conditions that were applicable to the outstanding awards immediately prior to the change in control, such outstanding awards will vest and be settled upon consummation of the change in control. If such outstanding awards are so assumed, continued, or substituted, the amount of then outstanding awards will continue to vest conditioned only upon continued employment. With respect to such assumed, continued, or substituted awards, in the event an executive’s employment is terminated by us without cause or by the executive for good reason (as defined in the Severance Policy) within 12 months following a change in control, all awards outstanding at the time of such termination will vest upon such termination and be settled within 30 days. The number of outstanding RSUs with respect to each tranche of the award for which the performance period has concluded at the time of such change in control will be such amount as determined after application of the applicable performance objective (including any additional award amounts resulting from our performance for a completed performance period), and will be deemed to be the target amount if such performance period has not concluded at the time of such change in control.

Performance-Based RSUs Granted to Ms. Baier in 2023

With respect to performance-based RSUs granted in 2023 to Ms. Baier, for which all three tranches are eligible to vest on February 27, 2026, as a result of Ms. Baier’s departure, which was treated as a termination of employment by us without cause, the following percentages of the applicable tranches that were outstanding effective on the date of such termination of employment will remain outstanding following such termination and shall be eligible to vest (including any additional award amounts resulting from our performance) subject to the achievement of the applicable performance criteria: 100% of the first tranche, second tranche, and third tranche.

Under the terms of such outstanding award, upon the occurrence of a change in control, such outstanding award will vest and be settled upon consummation of the change in control. The number of outstanding RSUs with respect to each tranche of the award for which the performance period has concluded at the time of such change in control will be such amount as determined after application of the applicable performance objective (including any additional award amounts resulting from our performance for a completed performance period), and will be deemed to be the target amount if such performance period has not concluded at the time of such change in control.

Performance-Based Cash Award Granted to Ms. Baier in 2023

With respect to the performance-based cash award granted to Ms. Baier in 2023 for which the first three tranches are eligible to vest on February 27, 2026 and the fourth tranche is eligible to vest on February 27, 2027, as a result of Ms. Baier’s departure, which was treated as a termination of employment by us without cause, the following percentages of the applicable tranches that were outstanding effective on the date of such termination of employment shall remain outstanding following such termination and shall be eligible to vest (including any additional cash amounts resulting from our performance) subject to the achievement of the applicable performance criteria: 100% of the first tranche, second tranche, and third tranche, and 75% of the fourth tranche.

Under the terms of such outstanding award, upon the occurrence of a change in control, such outstanding award will vest and be settled upon consummation of the change in control. The amount of outstanding cash with respect to each tranche of the award for which the performance period has concluded at the time of such change in control will be such amount as determined after application of the applicable performance objective (including any additional award amounts resulting from our performance for a completed performance period), and will be deemed to be the target amount if such performance period has not concluded at the time of such change in control.

Performance-Based RSUs Granted to Named Executive Officers (other than Ms. Baier) in 2023

With respect to performance-based RSUs granted in 2023 to the named executive officers (other than Ms. Baier), for which the first three tranches are eligible to vest on February 27, 2026 and the fourth tranche is eligible to vest on February 27, 2027, if an executive’s employment is terminated by us without cause or due to death or disability, the following percentages of the applicable tranches that are outstanding effective on the date of such termination of employment shall remain outstanding following such termination and shall be eligible to vest (including any additional award amounts resulting from our performance) subject to the achievement of the applicable performance criteria: 100% of the first tranche and 25% of the fourth tranche for such termination that occurred on or prior to February 27, 2024; 100% of the first tranche and second tranche, and 50% of the fourth tranche, for such termination that occurred after February 27, 2024 and on or prior to February 27, 2025; 100% of the first tranche, second tranche, and third tranche, and 75% of the fourth tranche, for such termination that occurs after February 27, 2025 and on or prior to February 27, 2026; and 100% of the fourth tranche for such termination that occurs after February 27, 2026. However, with respect to termination of employment due to disability, if the executive did not provide services on at least one day in the one-year period immediately preceding the later date of the applicable clause above, then the treatment of the outstanding tranches will be as set forth in the earlier clause for which the executive provided services at least one day in the one-year period immediately preceding the later date set forth in such clause.

Under the terms of such outstanding awards, upon the occurrence of a change in control in which the outstanding awards are not assumed, continued, or substituted with an award relating to a publicly-traded security of the acquiror (or the Company) on the same terms and conditions that were applicable to the outstanding awards immediately prior to the change in control, such outstanding awards will vest and be settled upon consummation of the change in control. If such outstanding awards are so assumed, continued, or substituted, the amount of then outstanding awards will continue to vest conditioned only upon continued employment. With respect to such assumed, continued, or substituted awards, in the event an executive’s employment is terminated by us without cause or by the executive for good reason (as defined in the Severance Policy) within 12 months following a change in control, all awards outstanding at the time of such termination will vest upon such termination and be settled within 30 days. The number of outstanding RSUs with respect to each tranche of the award for which the performance period has concluded at the time of such change in control will be such amount as determined after application of the applicable performance objective (including any additional award amounts resulting from our performance for a completed performance period), and will be deemed to be the target amount if such performance period has not concluded at the time of such change in control.

Performance-Based RSUs Granted to Named Executive Officers in 2024 and 2025

With respect to performance-based RSUs granted in 2024 and 2025 to the named executive officers, for which all four tranches are eligible to vest on February 27, 2027 and 2028, respectively, if an executive’s employment is terminated by us without cause or due to death or disability, the following percentages of the applicable tranches that are outstanding effective on the date of such termination of employment shall remain outstanding following such termination and shall be eligible to vest (including any additional award amounts resulting from our performance) subject to the achievement of the applicable performance criteria as follows:

•

for RSUs granted in 2024: 100% of the first tranche and 33.33% of the fourth tranche for such termination that occurred on or prior to February 27, 2025; 100% of the first tranche and second tranche, and 66.67% of the fourth tranche, for such termination that occurs after February 27, 2025 and on or prior to February 27, 2026; and 100% of all of the tranches, for such termination that occurs after February 27, 2026; and

•

for RSUs granted in 2025: 100% of the first tranche and 33.33% of the fourth tranche for such termination that occurs on or prior to February 27, 2026; 100% of the first tranche and second tranche, and 66.67% of the fourth tranche, for such termination that occurs after February 27, 2026 and on or prior to February 27, 2027; and 100% of all of the tranches, for such termination that occurs after February 27, 2027.

However, with respect to termination of employment due to disability, if the executive did not provide services on at least one day in the one-year period immediately preceding the later date of the applicable clause above, then the treatment of the outstanding tranches will be as set forth in the earlier clause for which the executive provided services at least one day in the one-year period immediately preceding the later date set forth in such clause.

Under the terms of such outstanding awards, upon the occurrence of a change in control in which the outstanding awards are not assumed, continued, or substituted with an award relating to a publicly-traded security of the acquiror (or the Company) on the same terms and conditions that were applicable to the outstanding awards immediately prior to the change in control, such outstanding awards will vest and be settled upon consummation of the change in control. If such outstanding awards are so assumed, continued, or substituted, the amount of then outstanding awards will continue to vest conditioned only upon continued employment. With respect to such assumed, continued, or substituted awards, in the event an executive’s employment is terminated by us without cause or by the executive for good reason (as defined in the Severance Policy) within 12 months following a change in control, all awards outstanding at the time of such termination will vest upon such termination and be settled within 30 days. The number of outstanding RSUs with respect to each tranche of the award for which the performance period has concluded at the time of such change in control will be such amount as determined after application of the applicable performance objective (including any additional award amounts resulting from our performance for a completed performance period), and will be deemed to be the target amount if such performance period has not concluded at the time of such change in control.

In addition, with respect to performance-based RSUs granted beginning in 2024 to the named executive officers, if an executive who is age 60 years or older and has five (5) years of service with the Company provides no less than six (6) months written notice to the Company of their anticipated retirement, the following percentages of the applicable tranches that are outstanding effective on the date of such retirement shall remain outstanding following such retirement and shall be eligible to vest (including any additional award amounts resulting from our performance) subject to the achievement of the applicable performance criteria: for a retirement that occurs prior to the first anniversary of the date of grant, a percentage equal to the number of full months worked since the grant date divided by 12 (with the remaining percentage of the tranches to be forfeited upon retirement) and for a retirement that occurs on or after the first anniversary of the date of grant, 100% of the tranches. In connection with Mr. Hicks’ pending retirement from the Company on May 21, 2025, the Committee has elected to waive the six month notice requirement for retirement pursuant to Mr. Hicks’ outstanding 2024 and 2025 long-term incentive awards. Accordingly, such awards (or applicable portions thereof) will be eligible for continued vesting in accordance with their terms following his retirement.

Definitions of Change in Control, Cause and Good Reason

Under the Severance Policy, and our 2014 Omnibus Incentive Plan, a “change in control” shall be deemed to have occurred if (a) any person becomes the beneficial owner of securities representing fifty percent (50%) or more of the combined voting power of our outstanding securities (not including in the securities beneficially owned by such person any securities acquired directly from us or any of our affiliates); (b) if the following individuals cease for any reason to constitute a majority of the number of directors then serving on the Board: individuals who were directors on June 5, 2014 and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including, but not limited to, a consent solicitation, relating to the election of directors) whose appointment or election by the Board or nomination for election by the Company’s stockholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on June 5, 2014 or whose appointment, election or nomination for election was previously so approved or recommended; (c) we or any of our subsidiaries merge or consolidate with any other corporation, except when the individuals who comprise the Board immediately prior to the transaction constitute at least a majority of the Board of Directors of the surviving entity (or its ultimate parent); or (d) our stockholders approve a plan of liquidation or dissolution or we complete the sale of all or substantially all of our assets (other than a sale to an entity, at least fifty percent (50%) of the combined voting power of the securities of which are owned by our stockholders after the transaction in substantially the same proportions as their ownership of us prior to the transaction, or other than a sale immediately following which the individuals who comprise the Board immediately prior to the transaction constitute at least a majority of the Board of Directors of the entity to which the assets are sold (or its ultimate parent)). In any event, a “change of control” shall not be deemed to have occurred by virtue of the consummation of any transaction (or series of integrated transactions) immediately following which our stockholders prior to the transaction(s) continue to have substantially the same proportionate ownership in any entity which owns all or substantially all of the assets of the us immediately following such transaction(s).

Under our 2024 Omnibus Incentive Plan, unless otherwise provided by the plan administrator or the Board or evidenced in an award document, in the event that (i) a “change in control” (as defined below) occurs and (ii) either (x) any outstanding award is not assumed, continued, or substituted in connection with the change in control or (y) any outstanding award is assumed, continued, or substituted in connection with the change in control and a participant’s employment or service is terminated by us or any of our successors or affiliates without cause within 12 months following the change in control, then, in any such event, (a) any unvested or unexercisable portion of any award carrying a right to exercise will become fully vested and exercisable, and (b) the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to any award will lapse and such unvested awards will be deemed fully vested, and any performance conditions imposed with respect to awards that are performance-based will be deemed to be fully achieved at target performance levels. In addition, the Board and/or plan administrator may, in its discretion, provide for cancellation of any outstanding awards not assumed, continued, or substituted at the time of a change in control in exchange for cash, property, or a combination thereof as determined by the Board and/or plan administrator, provided that such consideration shall be at least equal to the value of any consideration that would be received in such change in control by the holders of our equity securities relating to such awards over the exercise price or purchase price (if any) for such awards. In addition, our 2024 Omnibus Incentive Plan provides that, in connection with a change in control, the Board and/or the plan administrator may cancel stock options and SARs with an exercise price that is equal to or in excess of the fair market value of a common share in such change in control without any consideration being paid.

For purposes of our 2024 Omnibus Incentive Plan, the term “change in control” generally means the occurrence of any of the following, in summary: (a) any person is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of our equity securities (not including in the equity securities beneficially owned by such person and any equity securities acquired directly from the Company or any of its Affiliates) representing fifty percent (50%) or more of the combined voting power of our then outstanding equity securities; or (b) the following individuals cease for any reason to constitute a majority of the number of directors then serving on the Board: individuals who, on June 18, 2024, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including, but not limited to, a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by our stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on June 18, 2024 or whose appointment, election or nomination for election was previously so approved or recommended; or (c) the consummation of any cash tender or exchange offer, reorganization, merger, consolidation, or other business combination transaction, pursuant to which the beneficial owners of our equity securities immediately prior to such transaction do not (either directly or indirectly) own a majority of the outstanding equity securities entitled to vote generally in the election of directors of the resulting or successor entity (or its ultimate parent, if applicable) immediately upon completion of such transaction; or (d) the consummation of any (i) sale, transfer, exchange or other disposition of all or substantially all of our assets pursuant to which the beneficial owners of our outstanding equity securities immediately prior to such transaction do not (either directly or indirectly) own a majority of the outstanding equity securities entitled to vote generally in the election of directors of the resulting or successor entity (or its ultimate parent, if applicable) immediately upon completion of such transaction; or (ii) liquidation or dissolution of the Company.

Under the Severance Policy, “cause” means (a) conviction of, guilty plea concerning or confession of any felony; (b) any act of fraud, theft or embezzlement committed by the executive in connection with our or our subsidiaries’ business; (c) any material breach of any reasonable and lawful rule or directive; (d) the gross or willful neglect of duties or gross misconduct by the executive; or (e) the habitual use of drugs or habitual, excessive use of alcohol to the extent that any of such uses in the Board’s good faith determination materially interferes with the performance of the executive’s duties. Under the 2014 Omnibus Incentive Plan or 2024 Omnibus Incentive Plan, unless otherwise defined in an employment agreement applicable to the executive, “cause” means the continued failure of the executive to substantially perform his or her duties and obligations, the executive’s fraud or material dishonesty against us, or the executive’s conviction or plea of guilty or nolo contendere for the commission of a felony or a crime involving material dishonesty.

Under the Severance Policy, “good reason” means the occurrence, without the executive’s written consent, of any of the following circumstances, unless such circumstances are fully corrected by us within thirty (30) days following written notice by the executive that he or she intends to terminate employment for one of the reasons set forth below: (i) the failure by us to pay to the executive any portion of his or her base salary or bonus within thirty (30) days of the date such compensation is due; (ii) the relocation of the executive’s principal office to a location outside a fifty (50) mile radius from the executive’s present principal office location; or (iii) the executive is assigned duties, compensation or responsibilities that are materially and significantly reduced with respect to the scope or nature of his or her duties, compensation and/or responsibilities.

Compensation Committee Interlocks and Insider Participation

During 2024, Dr. Asher, Mses. Freed and Warren, and Mr. Bumstead served on the Committee. None of these persons has been an officer or employee of us or any of our subsidiaries during or prior to their service on the Committee. In addition, there are no relationships among our executive officers, members of the Committee or entities whose executives serve on the Board or the Committee that require disclosure under applicable SEC regulations.

Pay Ratio

For 2024, the ratio of the total annual compensation of Ms. Baier as reported in the “Total” column of the Summary Compensation Table ($9,793,423) to the median of the annual total compensation of all of our other employees was 332:1. The median of the annual total compensation of our employees, other than Ms. Baier, including part-time employees, was $29,523 for 2024. We identified the median employee using our employee population of approximately 36,000 employees as of December 31, 2024, approximately 32% of whom were part-time. In accordance with SEC rules for calculating the ratio, we did not make any full-time equivalent adjustments to compensation of our part-time employees or any adjustments to Ms. Baier’s compensation to reflect amounts actually earned, or not earned, for 2024 performance.

Consistent with the prior year, to identify the median employee, we used amounts reported in box 5 of wage statements on Form W-2 as our consistently applied compensation measure. We then calculated the annual total compensation for the identified employee in accordance with the requirements of the Summary Compensation Table (including matching contributions to our 401(k) Plan and premiums on Company-provided life and disability insurance). For the 2024 pay ratio calculations, as allowed by SEC rules, we use the same methodology used for 2023 to make annualized adjustments to compensation for full-time and part-time employees who only served a partial year as a result of joining the Company during 2024.

Non-Employee Director Compensation Program

The table below sets forth the elements of the non-employee director compensation program. No changes were made to the non-employee director compensation program for 2024 compared to the prior year.

Cash Fees	2024		Description
Annual Retainer	$100,000		Cash retainers are payable quarterly in arrears and are pro-rated for service less than the full year. Cash meeting fees are paid only if a director’s attendance exceeds six Board meetings or eight committee meetings per year and are payable quarterly in arrears. For 2024, each director had the opportunity to elect to receive either immediately vested shares in lieu of up to 50%, or RSUs in lieu of up to 100%, of quarterly cash compensation, as described below.
Annual Committee Chair Retainers:
Audit	$20,000
Compensation, NCG & Investment	$15,000
Meeting Attendance Fees:
Per Board Meeting	$3,000
Per Committee Meeting (Members Only)	$2,000

Equity Awards
Annual Grant of Immediately Vested Stock under 2024 Omnibus Incentive Plan	$160,000	(1)	Typically granted in February each year for service in the prior year and pro-rated for service less than the full year. Directors may elect to receive RSUs (as described below) in lieu of the immediately vested shares. If a director retires prior to the annual grant date or concludes his or her service at the expiration of his or her term of office, a pro-rata cash amount will be payable to the director at the time of retirement or expiration in lieu of the annual grant of immediately vested shares, in recognition of the partial year of service.

Initial Grant of Restricted Shares under 2024 Omnibus Incentive Plan	$100,000		Granted to each new non-employee director upon joining the Board and generally will be eligible to vest on the first anniversary of the director’s appointment to the Board, subject to the director’s continued service.

(1)

For the annual grant made in February 2024 for 2023 service, the directors serving at that time received $13,984 of cash in lieu of a portion of the $160,000 annual grant of immediately vested stock due to a limited number of shares available for issuance as immediately vested shares under the 2014 Omnibus Incentive Plan.

Each non-employee director has the opportunity to elect to receive either immediately vested shares (issued pursuant to the Director Stock Purchase Plan) in lieu of up to 50% of his or her quarterly cash compensation, and/or restricted stock units (issued under our 2024 Omnibus Incentive Plan) in lieu of up to 100% of his or her quarterly cash compensation and/or in lieu of the annual grant of immediately vested shares. With respect to such elections, the number of shares or RSUs to be issued is based on the closing price of our common stock on the date of issuance, or if such date is not a trading date, on the previous trading day’s closing price. Each RSU will be payable in the form of one share of our common stock following the director’s termination of service as a member of the Board. In addition, each non-employee director has the opportunity to elect to defer up to 100% of his or her quarterly cash compensation pursuant to the Brookdale Senior Living Inc. Non-Employee Director Deferred Compensation Plan (the “Deferred Compensation Plan”), which became effective December 12, 2022. Each participant in the plan will generally be entitled to receive payment of any amounts deferred under the plan upon the earliest to occur of the following: (A) thirty (30) days after the director’s separation from service; (B) thirty (30) days after the date of the director’s disability; (C) thirty (30) days after the date of the director’s death; (D) if elected by the director, a fixed date designated in a properly executed election form; or (E) within ten (10) days after the closing date of a change in control. Directors will not receive any earnings on deferred amounts.

Compensation of Non-Executive Chairman of the Board

The Board appointed Ms. Warren as Non-Executive Chairman of the Board effective June 18, 2024. Ms. Warren’s compensation arrangements include the compensation applicable generally to non-employee directors described above and an additional annual cash retainer of $100,000 for her service as Non-Executive Chairman, which was pro-rated for the first year. All cash amounts are payable as noted in the table above. Effective April 13, 2025, Ms. Warren became Interim Chief Executive Officer and is no longer the Non-Executive Chairman of the Board.

Director Stock Ownership Guidelines

The Board has adopted Stock Ownership Guidelines that require each of our non-employee directors to maintain ownership of our stock with a value of at least 5.0x the non-employee director’s annual cash retainer for service on the Board, exclusive of any retainers for service as chairman of the Board or any of its committees and any cash meeting fees. Unvested equity awards do not generally count toward satisfaction of the guidelines. Stock ownership levels are required to be achieved by the fifth anniversary of the director’s initial appointment or election to the Board. Until the expected ownership level is achieved, each director is expected to retain at least 50% of any shares obtained through our stock incentive plans. As of April 29, 2025, each of our non-employee directors is in compliance with the guidelines.

Director Compensation for 2024

The following table sets forth the compensation awarded to, earned by, or paid to our directors for the year ended December 31, 2024, other than Ms. Baier whose compensation information is set forth under “Executive Compensation”. Each of the directors included in the table served for the full-year 2024, except that Mses. Drayton and Mace joined the Board at the Company’s 2024 annual meeting of stockholders held on June 18, 2024 as successors to former directors Marcus E. Bromley and Guy P. Sansone, whose terms expired at the 2024 annual meeting.

Name	Fees Earned or Paid in Cash		Stock Awards (1)(2)		All Other Compensation	Total

Jordan R. Asher	$113,984	(3)	$146,016	(4)	$–	$260,000

Marcus E. Bromley	$135,004	(3)(5)	$146,016	(4)	$–	$281,020

Frank M. Bumstead	$131,984	(3)	$146,016	(4)	$–	$278,000

Claudia N. Drayton	$64,286		$100,000	(6)	$–	$164,286

Victoria L. Freed	$131,984	(3)	$146,016	(4)	$–	$278,000

Elizabeth B. Mace	$53,571		$100,000	(6)	$–	$153,571

Guy P. Sansone	$181,708	(3)(5)	$146,016	(4)	$–	$327,724

Denise W. Warren	$179,896	(3)	$146,016	(4)	$–	$325,912

Lee S. Wielansky	$135,984	(3)	$146,016	(4)	$–	$282,000

(1)

Represents the grant date fair value of the grants of equity, computed in accordance with ASC 718. See Note 2 to our Consolidated Financial Statements included in our Original Filing for a summary of the assumptions made in the valuation of these awards.

(2)

As of December 31, 2024, (i) none of the directors held any unvested stock awards, except that Mses. Drayton and Mace each held 13,986 time-based restricted shares, and (ii) the following directors held the number of vested RSUs indicated: Dr. Asher–23,214, Mr. Bumstead–51,998 and Ms. Freed–26,522.

(3)

Includes $13,984 of cash paid to each of Dr. Asher, Messrs. Bromley, Bumstead, Sansone, and Wielansky, and Mses. Freed and Warren, representing the cash amount paid in lieu of a portion of the $160,000 annual grant of immediately vested stock for the previous year served on February 15, 2024 due to a limited number of shares available for issuance as immediately vested shares under the 2014 Omnibus Incentive Plan.

(4)	Represents the grant date fair value of the annual grant of equity for the previous year served awarded on February 15, 2024, consisting of 23,214 immediately vested shares.

(5)

Includes $74,317 of cash paid to each of Messrs. Bromley and Sansone, representing the cash amount paid in lieu of the pro-rata annual grant of immediately vested stock for service through the expiration of their terms of office at the Company’s 2024 annual meeting of stockholders held on June 18, 2024.

(6)	Represents the grant date fair value of the initial grant of 13,986 time-based restricted shares awarded on August 5, 2024 to each of Mses. Drayton and Mace in connection with their joining the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management Related Stockholders Matters.

Stock Ownership Table

The following table sets forth, as of April 28, 2025, the total number of shares of our common stock beneficially owned, and the percent so owned, by (1) each person known by us to beneficially own more than 5% of our common stock, (2) each of our directors and named executive officers and (3) all current directors and executive officers as a group, based on 234,347,862 shares of our common stock outstanding as of that date (excluding RSUs and restricted shares, other than with respect to outstanding awards scheduled to vest within 60 days of that date). Unless otherwise indicated, each of the beneficial owners listed has, to the Company’s knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated, the address of each person named in the table is c/o Brookdale Senior Living Inc., 105 Westwood Place, Suite 400, Brentwood, Tennessee 37027.

Name of Beneficial Owner	Number of Shares	Percentage

Named Executive Officers and Directors (1)

Denise W. Warren	201,104	*

Dawn L. Kussow	116,766	*

Chad C. White	307,848	*

H. Todd Kaestner	243,860	*

George T. Hicks	291,125	*

Jordan R. Asher	139,633	*

Frank M. Bumstead	532,506	*

Claudia Napal Drayton	31,455	*

Mark Fioravanti	–	*

Victoria L. Freed	169,716	*

Joshua Hausman	–	*

Elizabeth B. Mace	31,455	*

Lee S. Wielansky	233,836	*

Lucinda M. Baier (2)	2,196,899	*

All current executive officers and directors as a group (16 persons)	2,443,563	1.04%

5% Stockholders

The Vanguard Group (3)	18,051,166	7.7%

Camber Capital Management (4)	17,168,525	7.3%

Deerfield Partners, L.P. (5)	14,793,264	6.3%

BlackRock, Inc. (6)	14,518,120	6.2%

Flat Footed LLC (7)	11,401,757	4.9%

*	Less than 1%

(1)

Consists of shares of common stock held as of April 28, 2025; the following number of vested RSUs, which were issued at the director’s election in lieu of a portion of quarterly cash compensation or the annual grant of immediately vested shares for service as a director: Dr. Asher—23,214; Mr. Bumstead–51,998; and Ms. Freed–26,522; and the following number of restricted shares, which are eligible to vest on June 18, 2025, the one year anniversary of the directors’ election to the Board: Ms. Drayton–-13,986 and Ms. Mace—13,986. The reported amounts exclude the following number of RSUs outstanding as of April 28, 2025 (assuming target performance for performance-based RSUs with performance periods that have not been completed): Ms. Kussow–539,840; Mr. White–381,627; Mr. Kaestner–266,885; Mr. Hicks—165,212; and all current executive officers as a group (excluding Ms. Warren)–1,705,566. The reported amounts for Mr. Fioravanti exclude 16,026 restricted shares, which are eligible to vest on April 13, 2026, the one year anniversary of his election to the Board. The reported amounts for Ms. Warren also exclude 158,730 RSUs outstanding as of April 28, 2025, which may vest as described under “Compensation Discussion and Analysis—2025 Compensation Decisions” in “Item 11. Executive Compensation” above. The reported amounts for Ms. Baier exclude the following number of performance-based RSUs that remain outstanding following her departure on April 13, 2025 (assuming the actual level of performance for completed performance periods and target performance for RSUs with a performance period that has not been completed): 538,598. Ms. Baier’s and Mr. White’s reported ownership includes unrestricted shares held in a joint account with her or his spouse.

(2)	On April 13, 2025, Ms. Baier ceased serving as our President and Chief Executive Officer and as a member of the Board.

(3)

Information regarding The Vanguard Group (“Vanguard”) is based solely on a Schedule 13G/A filed with the SEC on February 13, 2024 by Vanguard. Vanguard reported that it has shared voting power with respect to 114,749 shares, sole dispositive power with respect to 17,774,545 shares and shared dispositive power with respect to 276,621 shares. The address of the principal business office of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(4)

Information regarding Camber Capital Management LP (“Camber”) is based solely on a Schedule 13G/A filed with the SEC on February 14, 2025 by Camber and Stephen DuBois. Camber reported that it has shared voting and shared dispositive power with respect to the shares reported in the table. The address of the principal business office of Camber is 101 Huntington Avenue, Suite 2101, Boston, MA 02199.

(5)

Information regarding Deerfield Partners, L.P. (“Deerfield”) is based solely on a Schedule 13G/A filed with the SEC on February 12, 2024 by Deerfield, James E. Flynn, Deerfield Management Company, L.P. and Deerfield Mgmt, L.P. Deerfield reported that it has shared voting power and shared dispositive power with respect to the shares reported in the table. The address of the principal business office of Deerfield is 345 Park Avenue South, 12th Floor, New York, NY 10010.

(6)

Information regarding BlackRock, Inc. (“BlackRock”) is based solely on a Schedule 13G/A filed with the SEC on April 17, 2025 by BlackRock. BlackRock reported that it has sole voting power with respect to 14,295,912 shares and sole dispositive power with respect to 14,518,120 shares. The address of the principal business office of BlackRock is 50 Hudson Yards, New York, NY 10001.

(7)

Information regarding Flat Footed LLC (“Flat Footed”) is based solely on a Schedule 13G/A filed on February 14, 2025 by Flat Footed and Marc Andersen. Flat Footed reported that it has shared voting power and shared dispositive power with respect to the shares in the table. The address of the principal business office of Flat Footed is 3415 North Pines Way, Suite 205, Wilson, WY 83014.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2024 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a) (1)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (2)	7,119,314	$—	12,673,526

Equity compensation plans not approved by security holders (3)	—	—	35,936

Total	7,119,314	—	12,709,462

(1)

The table above includes 101,734 shares issuable pursuant to vested restricted stock units and 7,017,580 shares potentially issuable pursuant to unvested restricted stock units, including 789,394 shares that may be issued for performance achievement in excess of target. Pursuant to SEC guidance, the table above excludes an aggregate of 27,972 shares of unvested restricted stock that were outstanding under our 2024 Omnibus Incentive Plan as of December 31, 2024. Our 2024 Omnibus Incentive Plan allows awards to be made in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, unrestricted shares, performance awards, and other stock-based awards.

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

Certain Relationships and Related Transactions

The Board has adopted a written Policy and Procedures with Respect to Related Person Transactions (the “Related Person Policy”). Pursuant to the terms of the Related Person Policy, we will enter into or ratify related person transactions only when the Audit Committee determines that the transaction in question is in, or is not inconsistent with, the best interests of the Company and our stockholders.

The Related Person Policy covers all transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect material interest.

A “Related Person”, as defined in the Related Person Policy, means any person who is, or at any time since the beginning of the Company’s last year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.

The Related Person Policy also requires Audit Committee pre-approval of proposed charitable contributions, or pledges of charitable contributions, by the Company to a charitable or non-profit organization for which a Related Person is actively involved in fundraising or otherwise serves as a director, trustee or in a similar capacity.

Except as set forth below, since December 31, 2023, there have not been any related person transactions that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Transactions with Ventas

Ventas holds a warrant (the “Warrant”) to purchase shares of our common stock at a price per share of $3.00, which is exercisable at Ventas’ option at any time and from time to time, in whole or in part, until December 31, 2025. The Warrant initially covered the purchase of 16,300,000 shares of common stock. Since January 1, 2024, we have issued 5,522,710 shares of common stock upon the partial exercise of the Warrant by Ventas for 10,750,000 shares, net of shares withheld to satisfy the aggregate exercise price. As of April 29, 2025, the Warrant remains outstanding for the right to purchase 5,550,000 shares of our common stock. We issued the Warrant to Ventas in connection with restructuring our lease arrangements with Ventas on July 26, 2020. Since Ventas has the right to acquire such shares of common stock within 60 days, Ventas was deemed to beneficially own more than 5% of our outstanding common stock under Exchange Act rules and was therefore a Related Person until March 20, 2025.

We have a long-standing community leasing relationship with Ventas, which is currently our largest lessor. Accordingly, we have several commercial agreements with Ventas that involve amounts greater than $120,000. With respect to the period beginning January 1, 2024, such agreements included the following.

•

We continued to lease 120 communities and perform ancillary obligations under the Amended and Restated Master Lease and Security Agreement dated July 26, 2020, as amended by Amendment No. 1 dated April 15, 2021, Amendment No. 2 dated July 12, 2021, Amendment No. 3 dated July 15, 2022, Amendment No. 4 dated October 23, 2023, and Amendment No. 5 dated December 18, 2024 (the “Master Lease”). Under the Master Lease, for the year ended December 31, 2024, we paid $110.6 million of cash facility lease payments to Ventas, and we reimbursed $1.2 million to Ventas for payment of real estate taxes on our behalf. Amendment No. 5 to the Master Lease entered into during 2024 provides that beginning January 1, 2026 we will continue to lease 65 communities and the remaining 55 communities that are not renewed will either be sold by Ventas or transitioned, with such transitions commencing on or after September 1, 2025. Aggregate annual minimum rent will be approximately $64 million effective January 1, 2026 with annual 3% escalators. Amendment No. 5 also provides that Ventas will fund capital expenditures at the communities of up to $35 million during the years 2025 to 2027, provided that, with respect to any such amounts funded by Ventas, the annual rent under the Amended Master Lease will prospectively increase by the amount of each reimbursement multiplied by the greater of (i) 8% and (ii) the United States 10-Year Treasury Rate plus 3.5%. No more than $15.0 million may be funded in each calendar year.

•

During 2024, we managed ten communities on behalf of Ventas pursuant to management agreements entered into during or prior to 2023, including five agreements entered into in connection with restructuring our lease arrangements with Ventas on July 26, 2020. One of the ten management agreements terminated pursuant to its terms in August 2024. The management agreements provide periodic management fee payments to us, primarily as a percentage of revenue, and reimbursement for costs and expense related to such communities. During the year ended December 31, 2024, we recognized approximately $2.6 million of management fees and were reimbursed for approximately $35.5 million of costs and expenses pursuant to such management agreements.

•

Ventas and its permitted transferees are entitled to certain customary registration rights with respect to the Warrant pursuant to the Registration Rights Agreement dated as of July 26, 2020, including underwritten offering, piggyback, and additional demand registration rights with respect to the shares underlying the Warrant.

Convertible Notes Transactions

Based on information included in Amendment No. 3 to Schedule 13G filed on January 8, 2024 and Amendment No. 2 to Schedule 13G filed on February 12, 2024, BlackRock, Inc. and/or its affiliates (“BlackRock”) and Deerfield Management Company, L.P. and/or its affiliates (“Deerfield”), respectively, were each, at the time of the transactions described below, deemed to be a beneficial owner of more than 5% of our common stock under Exchange Act rules, which make BlackRock and Deerfield Related Persons for purposes of these transactions.

•

On September 30, 2024, we entered into privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with certain holders, which included BlackRock and Deerfield (the “Investors”), of our outstanding 2.00% convertible senior notes due 2026 (the “2026 Notes”). On October 3, 2024, pursuant to the Exchange and Subscription Agreements, we issued $369.4 million aggregate principal amount of our 3.50% convertible senior notes due 2029 (the “2029 Notes”). Of the $206.7 million of 2026 Notes exchanged for $219.4 million of 2029 Notes, $171.9 million and $29.7 million of 2029 Notes were issued to Deerfield and BlackRock, respectively. We also paid BlackRock additional cash consideration in the amount of $0.6 million pursuant to the Exchange and Subscription Agreements. Additionally, Deerfield received $135.0 million of additional 2029 Notes for $129.0 million in cash, which was net of the additional cash consideration amount due to Deerfield.

•

On October, 3, 2024, we also entered into a Registration Rights Agreement in connection with the issuance of the 2029 Notes (the “Registration Rights Agreement”) with the Investors, pursuant to which the Investors are entitled to certain registration rights. Under the terms of the Registration Rights Agreement, we were required to prepare and file a registration statement, or a prospectus supplement to an effective registration statement, with the Securities and Exchange Commission no later than October 25, 2024, with respect to the shares of common stock for which the 2029 Notes may be converted. We filed a prospectus supplement to cover the shares of common stock in October 2024. Under the Registration Rights Agreement, we also agreed to indemnify the applicable Investor and certain indemnified persons against any losses, claims, damages, liabilities or expenses resulting from any untrue statement or omission of material fact in any registration statement pursuant to which it sells our common stock, unless such liability arose from the applicable Investor’s misstatement or omission, and the applicable Investor agreed to indemnify us against all losses caused by its misstatements or omissions. We will generally pay all reasonable expenses incurred in connection with registrations, filings or qualifications pursuant to its performance under the Registration Rights Agreement, other than underwriting discounts and commissions, if any, relating to the sale of its common stock under the Registration Rights Agreement.

•

Pursuant to the terms of the Registration Rights Agreement and an Expense Reimbursement Agreement with Deerfield entered into in September 2024, we reimbursed Deerfield for expenses or paid Deerfield’s expenses directly related to the transactions in the amount of $316,362.

The Audit Committee has reviewed and approved or ratified the foregoing transactions, including the ongoing obligations thereunder.

Director Independence

Our Corporate Governance Guidelines and the listing standards of the NYSE require that the Board be comprised of a majority of independent directors. The Board has affirmatively determined that eight of our current directors, Mses. Drayton, Freed, and Mace, Dr. Asher, and Messrs. Bumstead, Fioravanti, Hausman, and Wielansky, are “independent” under Section 303A.02 of the listing standards of the NYSE. Ms. Warren is not independent due to the fact that she is currently serving as our Interim Chief Executive Officer and as a member of the Office of CEO. In each case, the Board affirmatively determined that none of such individuals that were deemed independent had a material relationship with the Company. The Board also previously determined that each of Guy P. Sansone and Marcus E. Bromley, who served on our Board until the 2024 annual meeting of stockholders, satisfied the independence requirements of the NYSE listing standards. In making these determinations, the Board considered all relevant facts and circumstances, as required by applicable NYSE listing standards. There were no transactions, relationships, or arrangements not disclosed pursuant to Item 404(a) of Regulation S-K that were considered by the Board in making the required independence determinations. None of the directors that were deemed independent had any relationship with us (other than as a director or stockholder). The Board also determined that each member of the Audit, Compensation, and Nominating and Corporate Governance Committees is independent, including that each member of the Audit Committee is independent under the listing standards of the NYSE and under section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Lucinda M. Baier, who resigned in April 2025, was not independent prior to her departure due to her employment as our President and Chief Executive Officer. Ms. Warren was independent until her appointment to serve as our Interim Chief Executive Officer in April 2025.

Item 14.	Principal Accountant Fees and Services.

Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees

The following table shows information about the respective fees billed by Ernst & Young LLP during or related to the fiscal years ended December 31, 2024 and 2023.

	2024	2023

Audit Fees	$2,415,000	$2,160,000

Audit-Related Fees	$–	$–

Tax Fees	$–	$–

All Other Fees	$–	$–
Total	$2,415,000	$2,160,000

“Audit Fees” include fees for the audit of the Company’s annual consolidated financial statements, review of condensed consolidated financial statements included in the Company’s quarterly reports (Forms 10-Q), and fees for the audit of internal control over financial reporting. For 2024, this category also includes fees for the review of the offering document and issuance of a consent associated with our registration statement pertaining to the Company’s 2024 Omnibus Incentive Plan.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has policies and procedures that require the pre-approval by the Audit Committee or one of its members of all fees paid to, and all services performed by, the Company’s independent registered public accounting firm. In the early part of each year, the Audit Committee approves the proposed services, including the nature, type, and scope of services contemplated and the related fees, to be rendered by any such firm during the year. In addition, pre-approval by the Audit Committee or one of its members is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee. Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted in the table above were authorized and approved in compliance with the Audit Committee pre-approval policies and procedures described herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1)	The following documents required under this item were filed as part of the Original Filing:

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

2)	Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2019 (File No. 001-32641)).

3.2	Amended and Restated Bylaws of the Company dated October 29, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 29, 2019 (File No. 001-32641)).

4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed on November 7, 2005 (File No. 333-127372)).

4.2	Description of the Company’s securities (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).

4.3	Indenture, dated as of October 1, 2021, by and among the Company and American Stock Transfer & Trust Company, LLC, as trustee, governing the 2.00% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2021 (File No. 001-32641)).

4.4	Form of 2.00% Convertible Senior Notes due 2026 (included in Exhibit 4.3).

4.5	Indenture, dated as of November 21, 2022, between the Company and American Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 22, 2022 (File No. 001-32641)).

4.6	First Supplemental Indenture, dated as of November 21, 2022, between the Company and American Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 22, 2022 (File No. 001-32641)).

Exhibit No.	Description

4.7	Form of 10.25% Senior Amortizing Notes due 2025 (included in Exhibit 4.6).

4.8	Purchase Contract Agreement dated as of November 21, 2022, between the Company and American Stock Transfer & Trust Company, LLC, as purchase contract agent, as attorney-in-fact for holders of the purchase contracts referred to therein and as trustee under the indenture referred to therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2022 (File No. 001-32641)).

4.9	Form of 7.00% Tangible Equity Units (included in Exhibit 4.8).

4.10	Form of Purchase Contracts (included in Exhibit 4.8).

4.11	Indenture, dated as of October 3, 2024, between the Company and Equiniti Trust Company, LLC, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2024 (File No. 001-32641)).

4.12	Form of 3.50% Convertible Senior Notes due 2029 (included in Exhibit 4.11).

10.1.1	Letter Agreement dated as of July 26, 2020 by and between the Company and Ventas (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-32641)).††

10.1.2	Amended and Restated Master Lease and Security Agreement dated as of July 26, 2020 by an among certain subsidiaries of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-32641)).††

10.1.3	Amended and Restated Guaranty dated as of July 26, 2020 by and among the Company as Guarantor, certain subsidiaries of the Company as Tenant, and Ventas and certain of its subsidiaries (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-32641)).††

10.1.4	Warrant dated July 26, 2020 by and between the Company and Ventas (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-32641)).

10.1.5	Registration Rights Agreement dated as of July 26, 2020 by and between the Company and Ventas (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-32641)).

10.1.6	Amendment No. 1 dated as of December 18, 2024 to Amended and Restated Guaranty by and among the Company as Guarantor, certain subsidiaries of the Company as Tenant, and Ventas and certain of its subsidiaries.#

10.1.7	Amendment No. 1 dated effective April 15, 2021 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).†

10.1.8	Amendment No. 2 dated effective July 12, 2021 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 (File No. 001-32641)).†

10.1.9	Amendment No. 3 dated effective July 15, 2022 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2022 (File No. 001-32641)).†

10.1.10	Amendment No. 4 dated effective October 23, 2023 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.1.9 to the Company’s Annual Report on Form 10-K filed on February 21, 2024 (File No. 001-32641)).††

10.1.11	Amendment No. 5 dated effective December 18, 2024 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord.#††

Exhibit No.	Description

10.2.1	Master Credit Facility Agreement (Senior Housing) dated as of August 31, 2017, by and between Jones Lang LaSalle Multifamily, LLC and the Company’s subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2017 (File No. 001-32641)).†

10.2.2	Amendment No. 1 to Master Credit Facility Agreement (Senior Housing) dated as of November 1, 2018, by and between Jones Lang LaSalle Multifamily LLC and the Company’s subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K filed on February 21, 2024 (File No. 001-32641)).

10.2.3	Reaffirmation, Joinder and Second Amendment to Master Credit Facility Agreement (Seniors Housing) dated as of December 15, 2023, by and between JLL Real Estate Capital, LLC, Fannie Mae and the Company’s subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K filed on February 21, 2024 (File No. 001-32641)).†

10.2.4	Reaffirmation, Joinder and Third Amendment to Master Credit Facility Agreement (Seniors Housing) dated as of December 20, 2024, by and between JLL Real Estate Capital, LLC, Fannie Mae and the Company’s subsidiaries named as borrowers therein.#††

10.3	Amended and Restated Employment Agreement dated November 3, 2021 by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2021 (File No. 001-32641)).*

10.4.1	Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2019 (File No. 001-32641)) (the “2014 Omnibus Incentive Plan”).*

10.4.2	Amendment No. 1 to 2014 Omnibus Incentive Plan effective February 12, 2020 (incorporated by reference to Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K filed on February 19, 2020 (File No. 001-32641)).*

10.4.3	Amendment No. 2 to 2014 Omnibus Incentive Plan effective January 26, 2022 (incorporated by reference to Exhibit 10.4.3 to the Company’s Annual Report on Form 10-K filed on February 15, 2022 (File No. 001-32641)).*

10.5	Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2021 Time-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.6	Form of Performance-Based Cash Award Agreement under the 2014 Omnibus Incentive Plan (2021 Performance-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.7	Performance-Based Cash Award Agreement dated as of February 22, 2021, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-32641)).*

10.8	Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2022 Time-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022 (File No. 001-32641)).*

10.9	Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2022 Performance-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022 (File No. 001-32641)).*

10.10	Form of Outside Director Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016 (File No. 001-32641)).*

10.11	Amended and Restated Tier I Severance Pay Policy dated February 10, 2022 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 15, 2022 (File No. 001-32641)).*

Exhibit No.	Description

10.12	Form of Severance Letter Under Amended and Restated Tier I Severance Pay Policy dated August 6, 2010 (applicable to Todd Kaestner and George Hicks) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2010 (File No. 001-32641)).*

10.13	Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan dated as of February 15, 2023, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.14	Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2023 Time-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.15	Performance-Based Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan dated as of February 15, 2023, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.16	Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2023 Performance-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.17	Performance-Based Cash Award Agreement dated as of February 15, 2023, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.18	Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan dated as of February 15, 2024, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024 (File No. 001-32641)).*

10.19	Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2024 Time-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024 (File No. 001-32641)).*

10.20	Performance-Based Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan dated as of February 15, 2024, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024 (File No. 001-32641)).†*

10.21	Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2024 Performance-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024 (File No. 001-32641)).†*

10.22	Offer Letter Agreement dated as of January 12, 2023 by and between the Company and Dawn L. Kussow (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-32641)).*

10.23	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-32641)).*

10.24	Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 30, 2009 (File No. 333-160354)).*

10.25	Non-Employee Director Deferred Compensation Plan dated December 12, 2022 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 22, 2023 (File No. 001-32641)).*

10.26	Brookdale Senior Living Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2024) (the “2024 Omnibus Incentive Plan”).*

Exhibit No.	Description

10.27	Form of Restricted Share Agreement under the 2024 Omnibus Incentive Plan.#*

10.28	Form of Outside Director Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan.#*

10.29	Registration Rights Agreement dated as of October 3, 2024 between the Company and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2024 (File No. 001-32641)).

19	Brookdale Senior Living Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed on February 21, 2024 (File No. 001-32641)).

21	Subsidiaries of the Registrant.#

23	Consent of Ernst & Young LLP.#

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

97	Brookdale Senior Living Inc. Clawback and Forfeiture Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on February 21, 2024 (File No. 001-32641)).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

#	Filed with Original Filing

*	Management Contract or Compensatory Plan

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

BROOKDALE SENIOR LIVING INC.

By:	/s/ Denise W. Warren

Name:	Denise W. Warren

Title:	Chairman and Interim Chief Executive Officer; member of the Office of the CEO (Principal Executive Officer)

Date:	April 29, 2025

By:	/s/ Chad C. White

Name:	Chad C. White

Title:	Executive Vice President, General Counsel and Secretary; member of the Office of the CEO (Principal Executive Officer)

Date:	April 29, 2025

By:	/s/ Dawn L. Kussow

Name:	Dawn L. Kussow

Title:	Executive Vice President and Chief Financial Officer; member of the Office of the CEO (Principal Executive Officer and Principal Financial Officer)

Date:	April 29, 2025