Form 10-Q
period 2025-03-31
Brookdale Senior Living Inc.
filed 2025-05-07
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 5, 2025, 234,347,862 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted shares and restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$239,731	$308,925
Marketable securities	—	19,879
Restricted cash	38,181	39,871
Accounts receivable, net	57,894	51,891
Prepaid expenses and other current assets, net	118,227	92,371
Total current assets	454,033	512,937
Property, plant and equipment and leasehold intangibles, net	4,545,827	4,594,401
Operating lease right-of-use assets	1,108,329	1,133,837
Restricted cash	38,244	31,044
Goodwill	27,321	27,321
Other assets, net	31,937	36,022
Total assets	$6,205,691	$6,335,562
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$64,116	$40,779
Current portion of financing lease obligations	1,226	37,007
Current portion of operating lease obligations	101,834	111,104
Trade accounts payable	73,168	65,515
Accrued expenses	249,674	264,384
Refundable fees and deferred revenue	65,694	60,974
Total current liabilities	555,712	579,763
Long-term debt, less current portion	4,248,486	4,022,008
Financing lease obligations, less current portion	25,192	266,895
Operating lease obligations, less current portion	1,155,945	1,174,204
Deferred tax liability	8,447	9,604
Other liabilities	63,774	69,183
Total liabilities	6,057,556	6,121,657
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at March 31, 2025 and December 31, 2024; 244,530,409 and 210,547,351 shares issued and 234,002,884 and 200,019,826 shares outstanding (including 27,972 unvested restricted shares as of March 31, 2025 and December 31, 2024)	2,445	2,105
Additional paid-in-capital	4,351,874	4,352,991
Treasury stock, at cost; 10,527,525 shares at March 31, 2025 and December 31, 2024	(102,774)	(102,774)
Accumulated deficit	(4,104,826)	(4,039,847)
Total Brookdale Senior Living Inc. stockholders' equity	146,719	212,475
Noncontrolling interest	1,416	1,430
Total equity	148,135	213,905
Total liabilities and equity	$6,205,691	$6,335,562

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Resident fees	$777,454	$744,241
Management fees	2,620	2,618
Reimbursed costs incurred on behalf of managed communities	33,790	35,972
Total revenue	813,864	782,831

Facility operating expense (excluding facility depreciation and amortization of $86,209 and $79,904, respectively)	556,987	542,550
General and administrative expense (including non-cash stock-based compensation expense of $3,979 and $3,273, respectively)	47,874	45,732
Facility operating lease expense	52,874	51,496
Depreciation and amortization	90,976	86,127
Asset impairment	1,787	1,708
Costs incurred on behalf of managed communities	33,790	35,972
Income (loss) from operations	29,576	19,246

Interest income	3,648	4,778
Interest expense:
Debt	(54,659)	(53,456)
Financing lease obligations	(5,600)	(5,061)
Amortization of deferred financing costs	(3,630)	(2,257)
Change in fair value of derivatives	(1,142)	3,087
Gain (loss) on debt modification and extinguishment, net	(35,220)	—
Non-operating gain (loss) on sale of assets, net	—	704
Other non-operating income (loss)	1,358	3,338
Income (loss) before income taxes	(65,669)	(29,621)
Benefit (provision) for income taxes	676	40
Net income (loss)	(64,993)	(29,581)
Net (income) loss attributable to noncontrolling interest	14	15
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(64,979)	$(29,566)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.28)	$(0.13)
Weighted average shares used in computing basic and diluted net income (loss) per share	230,678	225,890
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Total equity, balance at beginning of period	$213,905	$405,153

Common stock:
Balance at beginning of period	$2,105	$1,988
Shares issued for settlement of prepaid stock purchase contracts	296	35
Shares issued for warrant exercise	26	—
Restricted stock and restricted stock units, net	25	18
Shares withheld for employee taxes	(7)	(6)
Balance at end of period	$2,445	$2,035
Additional paid-in-capital:
Balance at beginning of period	$4,352,991	$4,342,362
Compensation expense related to restricted stock grants	3,979	3,273
Shares issued for settlement of prepaid stock purchase contracts	(296)	(35)
Shares issued for warrant exercise	(26)	—
Restricted stock and restricted stock units, net	(25)	(18)
Shares withheld for employee taxes	(4,749)	(3,391)
Balance at end of period	$4,351,874	$4,342,191
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(4,039,847)	$(3,837,912)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(64,979)	(29,566)
Balance at end of period	$(4,104,826)	$(3,867,478)
Noncontrolling interest:
Balance at beginning of period	$1,430	$1,489
Net income (loss) attributable to noncontrolling interest	(14)	(15)
Balance at end of period	$1,416	$1,474
Total equity, balance at end of period	$148,135	$375,448

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	200,020	188,253
Shares issued for settlement of prepaid stock purchase contracts	29,636	3,557
Shares issued for warrant exercise	2,644	—
Restricted stock and restricted stock units, net	2,515	1,778
Shares withheld for employee taxes	(812)	(575)
Balance at end of period	234,003	193,013

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(64,993)	$(29,581)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on debt modification and extinguishment, net	35,220	—
Depreciation and amortization, net	94,606	88,384
Asset impairment	1,787	1,708
Deferred income tax (benefit) provision	(1,157)	(425)
Operating lease expense adjustment	(3,853)	(13,089)
Change in fair value of derivatives	1,142	(3,087)
Loss (gain) on sale of assets, net	—	(704)
Non-cash stock-based compensation expense	3,979	3,273
Property and casualty insurance income	(1,415)	(2,626)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,002)	(1,253)
Prepaid expenses and other assets, net	(5,104)	1,708
Prepaid insurance premiums financed with notes payable	(22,392)	(23,319)
Trade accounts payable and accrued expenses	(15,148)	(25,109)
Refundable fees and deferred revenue	4,719	2,725
Operating lease assets and liabilities for lessor capital expenditure reimbursements	2,013	249
Net cash provided by (used in) operating activities	23,402	(1,146)
Cash Flows from Investing Activities
Sale and maturities of marketable securities	20,000	30,000
Capital expenditures, net of related payables	(41,817)	(44,399)
Acquisition of assets	(311,028)	—
Proceeds from sale of assets, net	—	849
Property and casualty insurance proceeds	1,415	2,642
Change in lease acquisition deposits, net	5,000	—
Purchase of interest rate cap instruments	(2,170)	(629)
Proceeds from interest rate cap instruments	1,900	4,659
Other	(55)	(68)
Net cash provided by (used in) investing activities	(326,755)	(6,946)
Cash Flows from Financing Activities
Proceeds from debt	320,673	80,923
Repayment of debt and financing lease obligations	(70,338)	(20,502)
Payment of financing costs, net of related payables	(5,909)	(2,934)
Payments of employee taxes for withheld shares	(4,757)	(3,397)
Net cash provided by (used in) financing activities	239,669	54,090
Net increase (decrease) in cash, cash equivalents, and restricted cash	(63,684)	45,998
Cash, cash equivalents, and restricted cash at beginning of period	379,840	349,668
Cash, cash equivalents, and restricted cash at end of period	$316,156	$395,666

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 647 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care, connection, and services in an environment that feels like home. As of March 31, 2025, the Company owned 383 communities, representing a majority of the Company's community portfolio, leased 236 communities, and managed 28 communities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, results of operations, and cash flows of the Company for all periods presented. Certain information and footnote disclosures included in annual financial statements have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 19, 2025.

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

The following table summarizes the Company's Secured Overnight Financing Rate ("SOFR") interest rate cap instruments as of March 31, 2025.

($ in millions)
Notional balance	$893.9
Weighted average fixed cap rate	4.27%
Weighted average remaining term	1.0 year
Estimated asset fair value (included in other assets, net)	$4.0

As of December 31, 2024, the estimated fair value of the interest rate cap instruments was $4.1 million included in other assets, net.

The following table summarizes the Company's SOFR interest rate swap instrument as of March 31, 2025.

($ in millions)
Notional balance	$230.0
Fixed interest rate	4.06%
Remaining term	1.5 years
Estimated fair value (included in other liabilities)	$(1.0)

As of December 31, 2024, the estimated fair value of the interest rate swap instrument was $(0.1) million included in other liabilities, net.

Long-term debt

The Company estimates the fair value of its debt primarily using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. The Company had outstanding long-term debt with a carrying amount of approximately $4.3 billion and $4.1 billion as of March 31, 2025 and December 31, 2024, respectively. Fair value of the long-term debt is approximately $4.2 billion and $3.8 billion as of March 31, 2025 and December 31, 2024, respectively. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

4. Revenue

Resident fee revenue by payor source is as follows.

	Three Months Ended March 31,
	2025	2024
Private pay	93.9%	93.9%
Government reimbursement	4.8%	4.6%
Other third-party payor programs	1.3%	1.5%

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

The Company had total deferred revenue (included within refundable fees and deferred revenue within the condensed consolidated balance sheets) of $58.9 million and $53.8 million, including $33.8 million and $29.4 million of monthly resident fees billed and received in advance, as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company recognized $40.7 million and $35.2 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2025 and 2024, respectively.

5. Property, Plant and Equipment and Leasehold Intangibles, Net

As of March 31, 2025 and December 31, 2024, net property, plant and equipment and leasehold intangibles consisted of the following.

(in thousands)	March 31, 2025	December 31, 2024
Land	$559,133	$532,719
Buildings and improvements	5,979,733	5,667,855
Furniture and equipment	1,236,867	1,182,026
Resident in-place lease intangibles	281,041	281,041
Construction in progress	26,339	32,965
Assets under financing leases and leasehold improvements	901,643	1,245,791
Property, plant and equipment and leasehold intangibles	8,984,756	8,942,397
Accumulated depreciation and amortization	(4,438,929)	(4,347,996)
Property, plant and equipment and leasehold intangibles, net	$4,545,827	$4,594,401

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $91.0 million and $86.1 million for the three months ended March 31, 2025 and 2024, respectively. The Company recognized $1.8 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively, of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets.

6. Debt

Long-term debt consists of the following.

(in thousands)	March 31, 2025	December 31, 2024
Fixed rate mortgage notes payable due 2026 through 2047; weighted average interest rate of 4.74% and 4.65% as of March 31, 2025 and December 31, 2024, respectively	$2,721,406	$2,599,028
Variable rate mortgage notes payable due 2026 through 2030; weighted average interest rate of 6.78% and 6.89% as of March 31, 2025 and December 31, 2024, respectively	1,219,462	1,110,642
Convertible notes payable due October 2026; interest rate of 2.00% as of both March 31, 2025 and December 31, 2024	23,297	23,297
Convertible notes payable due October 2029; interest rate of 3.50% as of both March 31, 2025 and December 31, 2024	369,445	369,445
Tangible equity units senior amortizing notes due 2025; interest rate of 10.25% as of both March 31, 2025 and December 31, 2024	7,176	9,449
Notes payable for insurance premium financing due 2025; interest rate of 6.16% as of March 31, 2025	21,698	—
Deferred financing costs, net	(49,882)	(49,074)
Total long-term debt	4,312,602	4,062,787
Current portion	64,116	40,779
Total long-term debt, less current portion	$4,248,486	$4,022,008

As of March 31, 2025, the long-term debt, less current portion within the Company's condensed consolidated balance sheet includes $99.8 million of mortgage debt scheduled to mature in January 2026 for which the Company has the unilateral option to extend the maturity for one additional year subject to the satisfaction of certain conditions.

As of March 31, 2025, 87.7%, or $3.8 billion, of the Company's total debt obligations represented non-recourse property-level mortgage financings.

As of March 31, 2025, $33.7 million of letters of credit and no cash borrowings were outstanding under the Company's $100.0 million secured credit facility. The Company also had separate letter of credit facilities providing up to $37.0 million of letters of credit as of March 31, 2025 under which $35.7 million had been issued as of that date.

2025 Mortgage Financings

In February 2025, the Company obtained an aggregate of $130.1 million of debt secured by non-recourse first priority mortgages on five communities. The debt bears interest at a fixed rate of 6.47%, is interest only for the first five years, and matures in March 2035.

In February 2025, the Company obtained $161.0 million of debt secured by first priority mortgages on 36 communities. The loan bears interest at a variable rate based on SOFR plus a margin of 300 basis points, and is interest only for the first year. The debt has an initial three-year term and two one-year extension options, exercisable subject to certain performance criteria, with a final maturity date, including extension options, of February 2030. At the time of closing, the Company repaid $50.0 million of outstanding mortgage debt on 11 communities, which held a final maturity date of February 2029.

Financial Covenants

Certain of the Company's debt documents contain restrictions and financial covenants, such as those requiring the Company to maintain prescribed minimum liquidity and net worth levels and debt service ratios, and requiring the Company not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. In addition, the Company's debt documents generally contain non-financial covenants, such as those requiring the Company to comply with Medicare or Medicaid provider requirements and maintain insurance coverage.

The Company's failure to comply with applicable covenants, subject to cure provisions in certain instances, could constitute an event of default under the applicable debt documents. Many of the Company's debt documents contain cross-default provisions so that a default under one of these instruments could cause a default under other debt and lease documents (including documents with other lenders and lessors). Furthermore, the Company's mortgage debt is secured by its communities and, in certain cases, a guaranty by the Company and/or one or more of its subsidiaries.

As of March 31, 2025, the Company is in compliance with the financial covenants of its debt agreements.

7. Leases

As of March 31, 2025, the Company operated 236 communities under long-term leases (227 operating leases and 9 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, the Company guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to substantially all of the Company's leased communities are fixed rate leases with annual escalators that are fixed. The Company is responsible for all operating costs, including repairs and maintenance, property taxes, and insurance. The leases generally provide for renewal or extension options, or in certain cases, purchase options.

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions and financial covenants, such as those requiring the Company to maintain prescribed minimum liquidity and net worth levels and lease coverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community and/or entity basis. In addition, the Company's lease documents generally contain non-financial covenants, such as those requiring the Company to comply with Medicare or Medicaid provider requirements and maintain insurance coverage.

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

As of March 31, 2025, the Company is in compliance with the financial covenants of its long-term lease agreements.

Lease right-of-use assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not recognize any such impairment charges for the three months ended March 31, 2025 and 2024.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and net cash outflows from leases is as follows.

	Three Months Ended March 31,
Operating Leases (in thousands)	2025	2024
Facility operating expense	$2,059	$1,920
Facility lease expense	52,874	51,496
Operating lease expense	54,933	53,416
Operating lease expense adjustment (1)	3,853	13,089
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(2,013)	(249)
Operating net cash outflows from operating leases	$56,773	$66,256

(1)Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense.

	Three Months Ended March 31,
Financing Leases (in thousands)	2025	2024
Depreciation and amortization	$2,525	$2,872
Interest expense: financing lease obligations	5,600	5,061
Financing lease expense	$8,125	$7,933

Operating cash outflows from financing leases	$5,600	$5,061
Financing cash outflows from financing leases	289	262
Total net cash outflows from financing leases	$5,889	$5,323

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the condensed consolidated balance sheet as of March 31, 2025 are as follows (in millions).

Year Ending December 31,	Operating Leases	Financing Leases
2025 (nine months)	$174.9	$5.3
2026	182.1	7.1
2027	185.1	6.3
2028	182.6	6.1
2029	185.1	6.1
Thereafter	1,089.2	15.2
Total lease payments	1,999.0	46.1
Imputed interest and variable lease payments	(741.2)	(40.4)
Non-cash gain on future sale of property	—	20.7
Total lease obligations	$1,257.8	$26.4

Diversified Healthcare Trust Portfolio Acquisition

In September 2024, the Company entered into a definitive agreement to acquire 25 senior living communities that were leased by the Company from Diversified Healthcare Trust for a purchase price of $135.0 million. Effective February 27, 2025, the Company successfully closed the acquisition. The Company funded the acquisition of the 25 communities through proceeds from mortgage financings and cash on hand. Refer to Note 6 for information on the mortgage financing. Previously, these communities were held in a triple-net lease with annualized cash rent payments of $10.2 million and an initial maturity of December 31, 2032.

The leases for the 25 communities were previously classified as operating leases and were prospectively classified as financing leases subsequent to the amendment of the leasing arrangement through the date of acquisition.

Welltower Portfolio Acquisition

In September 2024, the Company entered into a definitive agreement to acquire five senior living communities that were leased by the Company from Welltower Inc. for a purchase price of $175.0 million. Effective February 27, 2025, the Company successfully closed the acquisition. The Company funded the acquisition of the five communities through proceeds from mortgage financings and cash on hand. Refer to Note 6 for information on the mortgage financing. Previously, these communities were held in a triple-net lease with annualized cash rent payments of $13.7 million and an initial maturity of December 31, 2024, which had been extended through the acquisition date.

The definitive agreement included the finalization of the purchase price under the provisions of a purchase option arrangement with a variable price component based upon the fair value of the assets. The leasing arrangements for three of these communities were accounted for as failed sale-leaseback transactions as the Company did not transfer control of the underlying assets under a sale and leaseback arrangement with a purchase option. For the three months ended March 31, 2025, the Company recognized a $32.8 million loss on extinguishment of the financing obligation for the amount by which the repurchase price exceeded the previously recognized financing obligation for such three communities.

8. Litigation

The Company has been and is currently involved in litigation and claims incidental to the conduct of its business, which it believes are generally comparable to other companies in the senior living and healthcare industries. In addition, the Company has been and currently is involved in putative class action litigation regarding staffing at the Company's communities and compliance with consumer protection laws and the Americans with Disabilities Act (and similar state laws). Certain claims and lawsuits allege large damage amounts, seek injunctive relief, and may require (and have required) significant costs to defend and resolve. The Company continues to vigorously defend against the putative class action cases. Based on the information that has been received as of the date hereof related to certain pending putative class action litigation discussed above, the Company recorded $7.0 million in litigation expense for the three months ended December 31, 2024, representing its current estimate of the Company’s ultimate cost to resolve such litigation, net of estimated probable insurance recoveries. The final outcome of the litigation is dependent on many factors that are difficult to predict. Accordingly the Company’s ultimate cost related to this matter may be materially different than the amount of the Company’s current estimate and accruals.

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

In June 2020, the Company and several current and former executive officers were named as defendants in a putative class action lawsuit alleging violations of the federal securities laws filed in the federal court for the Middle District of Tennessee. The lawsuit asserted that the defendants made material misstatements and omissions concerning the Company’s business, operational and compliance policies, compliance with applicable regulations and statutes, and staffing practices that caused the Company’s stock price to be artificially inflated between August 2016 and April 2020. The district court dismissed the lawsuit and entered judgment in favor of the defendants in September 2021, and the plaintiffs did not file an appeal. Between October 2020 and June 2021, alleged stockholders of the Company filed several stockholder derivative lawsuits in the federal courts for the Middle District of Tennessee and the District of Delaware, which were subsequently transferred to the Middle District of Tennessee and consolidated into two lawsuits. In January 2024, the court dismissed one of the two derivative lawsuits—styled Davis v. Baier et al., No. 3:20-cv-00929 (M.D. Tenn.) (the “Davis Action”). Plaintiffs have appealed the dismissal of the Davis Action to the United States Court of Appeals for the Sixth Circuit; that appeal is pending. The other derivative lawsuit—styled Templin v. Baier et al., No. 3:21-cv-00373 (M.D. Tenn.) (the “Templin Action”)—remains pending in the Middle District of Tennessee (the “Court”) and asserts claims on behalf of the Company against certain current and former officers and directors for alleged breaches of duties owed to the Company. The derivative complaints incorporate substantively similar allegations to the securities lawsuit previously described.

On May 2, 2025, plaintiff in the Templin Action filed a motion for preliminary approval of a proposed settlement, together with an executed settlement agreement. On May 6, 2025, the Court entered an order preliminarily approving the proposed settlement. The proposed settlement is subject to Court approval. A settlement hearing is scheduled for July 9, 2025 at 1:00 p.m. As required by the Court’s order preliminarily approving the settlement, the Company is furnishing the Summary Notice of Proposed Derivative Settlement as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

9. Stock-Based Compensation

Grants of restricted stock units and stock awards under the Company's 2024 Omnibus Incentive Plan were as follows.

(in thousands, except for weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2025	2,806	$5.12	$14,366

10. Earnings Per Share

Potentially dilutive common stock equivalents for the Company include convertible senior notes, warrants, unvested restricted stock, restricted stock units, and, until March 31, 2025, prepaid stock purchase contracts.

As of March 31, 2025, $23.3 million in aggregate principal amount of the Company's 2.00% convertible senior notes due 2026 (the "2026 Notes") remain outstanding and the maximum number of shares issuable upon settlement of the 2026 Notes is 3.9 million (after giving effect to 1.0 million additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events). As of March 31, 2025, $369.4 million in aggregate principal amount of the Company’s 3.50% convertible senior notes due 2029 (the “2029 Notes”) remain outstanding and the maximum number of shares issuable upon settlement of the 2029 Notes is 55.0 million (after giving effect to 13.9 million additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events).

On July 26, 2020, the Company issued to Ventas, Inc. ("Ventas") a warrant (the "Warrant") to purchase 16.3 million shares of the Company’s common stock, $0.01 par value per share, at a price per share of $3.00. The Warrant is exercisable at Ventas' option at any time and from time to time, in whole or in part, until December 31, 2025. The exercise price and the number of shares issuable on exercise of the Warrant are subject to certain anti-dilution adjustments, including for cash dividends, stock dividends, stock splits, reclassifications, non-cash distributions, certain repurchases of common stock, and business combination transactions. During the three months ended March 31, 2025, the Company issued 2.6 million shares of common stock, upon the partial exercise of the Warrant by Ventas for 5.6 million shares, net of shares withheld to satisfy the aggregate exercise price. As of March 31, 2025, the Warrant remains outstanding for the right to purchase 5.6 million shares of the Company's common stock.

During the three months ended December 31, 2022, the Company issued 2,875,000 of its 7.00% tangible equity units (the "Units") at a public offering price of $50.00 per Unit for an aggregate offering of $143.8 million. Each Unit was comprised of a prepaid stock purchase contract and a senior amortizing note with an initial principal amount of $8.8996. In March 2025, the Company elected to exercise its right to settle the remaining outstanding 2,291,338 prepaid stock purchase contracts, pursuant to the early settlement right in the purchase contract agreement, and the Company delivered 29,636,386 shares of the Company's common stock upon settlement. As of March 31, 2025, the Company had no outstanding prepaid stock purchase contracts and $7.2 million payable in 2025 for the senior amortizing notes component of the Units.

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the weighted average minimum number of shares issuable upon settlement of the prepaid stock purchase contract component of the Units. The following table summarizes the computation of basic weighted average shares presented in the condensed consolidated statements of operations.

	Three Months Ended March 31,
(in thousands)	2025	2024
Weighted average common shares outstanding	201,042	190,062
Weighted average minimum shares issuable under purchase contracts	29,636	35,828
Weighted average shares outstanding - basic	230,678	225,890

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

	As of March 31,
(in millions)	2025	2024
2026 Notes at initial conversion rate	2.9	28.4
Incremental shares issuable upon certain events for 2026 Notes	1.0	9.9
2029 Notes at initial conversion rate	41.1	—
Incremental shares issuable upon certain events for 2029 Notes	13.9	—
Warrants	5.6	16.3
Restricted stock and restricted stock units	6.2	6.5
Incremental shares issuable under purchase contracts	—	5.9
Total	70.7	67.0

11. Income Taxes

The difference between the Company's effective tax rate for the three months ended March 31, 2025 and 2024 was primarily due to an increase in the benefit recorded on operational losses during the three months ended March 31, 2025.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $15.9 million for the three months ended March 31, 2025, which was partially offset by an increase to the valuation allowance of $14.7 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $7.6 million for the three months ended March 31, 2024, which was partially offset by an increase to the valuation allowance of $7.2 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of March 31, 2025 and December 31, 2024 was $536.2 million and $521.5 million, respectively.

The increase in the valuation allowance for the three months ended March 31, 2025 and 2024 is the result of current operating losses during the three months ended March 31, 2025 and 2024 and by the anticipated reversal of future tax liabilities offset by future tax deductions.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three months ended March 31, 2025 and 2024 which are included in income tax expense or benefit for the period. As of March 31, 2025, tax returns for years 2020 through 2023 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

12. Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2025	2024
Supplemental Disclosure of Cash Flow Information:
Interest paid	$53,173	$56,271
Income taxes paid, net of (refunds)	$7	$3

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$41,127	$50,591
Capital expenditures - development, net	9	218
Capital expenditures - non-development - reimbursable from lessor	2,013	249
Trade accounts payable	(1,332)	(6,659)
Net cash paid	$41,817	$44,399
Acquisition of assets:
Property, plant and equipment and leasehold intangibles, net	$1,028	$—
Financing lease obligations	277,208	—
Loss on debt modification and extinguishment, net	32,792	—
Net cash paid	$311,028	$—

Restricted cash consists principally of escrow deposits for interest rate caps, real estate taxes, property insurance, capital expenditures, and debt service reserves required by certain lenders under mortgage debt agreements, deposits as security for self-insured retention risk under general and professional liability programs, property insurance programs, and workers' compensation programs, and regulatory reserves for certain CCRCs. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in thousands)	March 31, 2025	December 31, 2024
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$239,731	$308,925
Restricted cash - current	38,181	39,871
Restricted cash - non-current	38,244	31,044
Total cash, cash equivalents, and restricted cash	$316,156	$379,840

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

The following tables set forth selected segment financial data.

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue:(1)
Independent Living	$157,117	$148,948
Assisted Living and Memory Care	533,379	510,872
CCRCs	86,958	84,421
All Other	36,410	38,590
Total revenue	$813,864	$782,831

Community labor expenses:
Independent Living	58,284	57,140
Assisted Living and Memory Care	252,710	246,574
CCRCs	46,293	46,054
Other facility operating expenses:(2)
Independent Living	44,601	43,165
Assisted Living and Memory Care	131,116	126,840
CCRCs	23,983	22,777
Total facility operating expenses	556,987	542,550

Segment operating income:(3)
Independent Living	$54,232	$48,643
Assisted Living and Memory Care	149,553	137,458
CCRCs	16,682	15,590
All Other	2,620	2,618
Total segment operating income	223,087	204,309

General and administrative expense (including non-cash stock-based compensation expense)	47,874	45,732
Facility operating lease expense:
Independent Living	9,820	9,431
Assisted Living and Memory Care	39,906	37,908
CCRCs	3,381	3,125
Corporate and All Other	(233)	1,032
Depreciation and amortization:
Independent Living	25,837	22,043
Assisted Living and Memory Care	51,640	49,023
CCRCs	8,732	8,837
Corporate and All Other	4,767	6,224
Asset impairment:
Assisted Living and Memory Care	1,387	1,708
CCRCs	400	—
Income (loss) from operations	$29,576	$19,246

	Three Months Ended March 31,
(in thousands)	2025	2024
Interest expense:
Independent Living	$15,588	$16,186
Assisted Living and Memory Care	37,671	36,002
CCRCs	5,357	5,804
Corporate and All Other	6,415	(305)
Total interest expense	$65,031	$57,687

Capital expenditures:
Independent Living	$10,270	$12,720
Assisted Living and Memory Care	26,526	31,048
CCRCs	3,462	4,533
Corporate and All Other	2,891	2,757
Total capital expenditures	$43,149	$51,058

	As of
(in thousands)	March 31, 2025	December 31, 2024
Assets:
Independent Living(4)	$1,230,952	$1,252,736
Assisted Living and Memory Care	3,944,748	3,983,311
CCRCs	635,147	640,720
Corporate and All Other	394,844	458,795
Total assets	$6,205,691	$6,335,562

(1)All revenue is earned from external third parties in the United States.
(2)Other facility operating expenses is primarily comprised of costs for food, utilities, maintenance, real estate taxes, insurance, marketing, paid referral fees, and other costs of operating the Company's communities.
(3)Segment operating income is defined as segment revenues less segment facility operating expenses (excluding facility depreciation and amortization) and costs incurred on behalf of managed communities.
(4)The Company's total carrying amount of goodwill is included within the Independent Living segment and was $27.3 million as of both March 31, 2025 and December 31, 2024.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief, or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," "annualized," or other similar words or expressions, and include statements regarding our expected financial and operational results. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members; the effects of senior housing construction and development, lower industry occupancy, and increased competition; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment, and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; any resurgence or variants of the COVID-19 pandemic; limits on our ability to use net operating loss carryovers to reduce future tax payments; delays in obtaining regulatory approvals; the risks associated with tariffs and the uncertain duration of trade conflicts; disruptions in the financial markets or decreases in the appraised values or performance of our communities that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; our ability to generate sufficient cash flow to cover required interest, principal, and long-term lease payments and to fund our planned capital projects; the effect of any non-compliance with any of our debt or lease agreements (including the financial or other covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the inability to renew, restructure, or extend leases, or exercise purchase options at or prior to the end of any existing lease term; the effect of our indebtedness and long-term leases on our liquidity and our ability to operate our business; increases in market interest rates that increase the costs of our debt obligations; our ability to obtain additional capital on terms acceptable to us; departures of key officers and potential disruption caused by changes in management; increased competition for, or a shortage of, associates, wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us, including putative class action complaints; negative publicity with respect to any lawsuits, claims, or other legal or regulatory proceedings; costs to respond to, and adverse determinations resulting from, government inquiries, reviews, audits, and investigations; the cost and difficulty of complying with increasing and evolving regulation, including new disclosure obligations; changes in, or our failure to comply with, employment-related laws and regulations; the risks associated with current global economic conditions and general economic factors on us or our business partners such as inflation, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits, and insurance, interest rates, tax rates, tariffs, geopolitical tensions or conflicts, and uncertainty surrounding a new presidential administration, the impact of seasonal contagious illness or other contagious disease in the markets in which we operate; actions of activist stockholders, including a proxy contest; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

Unless otherwise specified, references to "Brookdale," "we," "us," "our," or "the Company" in this Quarterly Report on Form 10-Q mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Overview

We are the nation's premier operator of senior living communities, operating and managing 647 communities in 41 states as of March 31, 2025, with the ability to serve approximately 58,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). As of March 31, 2025, we owned 383 communities (33,768 units), leased 236 communities (17,073 units), and managed 28 communities (4,256 units).

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

Community Transactions

In September 2024, we entered into a definitive agreement to acquire 25 senior living communities (875 units) that were leased by us from Diversified Healthcare Trust for a purchase price of $135.0 million. Effective February 27, 2025, we successfully closed the acquisition, which was funded with proceeds from mortgage financings and cash on hand. Previously, these communities were held in a triple-net lease with annualized cash rent payments of $10.2 million and an initial maturity of December 31, 2032.

In September 2024, we entered into a definitive agreement to acquire five senior living communities (686 units) that were leased by us from Welltower Inc. for a purchase price of $175.0 million. Effective February 27, 2025, we successfully closed the acquisition, which was funded through proceeds from mortgage financings and cash on hand. Previously, these communities were held in a triple-net lease with annualized cash rent payments of $13.7 million. For the three months ended March 31, 2025, we recognized a $32.8 million loss on extinguishment of the financing obligation for the amount by which the repurchase price exceeded the previously recognized financing obligation for three communities previously subject to sale-leaseback transactions.

In December 2024, we and certain of our subsidiaries, and Ventas, Inc. ("Ventas") and certain of its subsidiaries, amended the existing master lease arrangement pursuant to which we lease 120 communities (10,180 units). Beginning January 1, 2026, we will continue to lease 65 communities (4,055 units) and the remaining 55 communities (6,125 units) that are not renewed will either be sold by Ventas or transitioned, with such transitions commencing on or after September 1, 2025. Our same community portfolio excludes the 55 communities leased from Ventas with a lease maturity in 2025.

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

•Senior housing operating results and data presented on a same community basis reflect results and data of a consistent population of communities by excluding the impact of changes in the composition of our portfolio of communities. The operating results exclude natural disaster expense and related insurance recoveries. We define our same community portfolio as communities consolidated and operational for the full period in both comparison years. Consolidated communities excluded from the same community portfolio include communities acquired or disposed of since the beginning of the prior year, communities classified as assets held for sale, certain communities planned for disposition including through asset sales or lease terminations, certain communities that have undergone or are undergoing expansion, redevelopment, and repositioning projects, and certain communities that have experienced a casualty event that significantly impacts their operations. Our management uses same community operating results and data for decision making and components of executive compensation, and we believe such results and data provide useful information to investors, because it enables comparisons of revenue, expense, and other operating measures for a consistent portfolio over time without giving effect to the impacts of communities that were not consolidated and operational for the comparison periods, communities acquired or disposed during the comparison periods (or planned for disposition), and communities with results that are or likely will be impacted by completed or in-process development-related capital expenditure projects.

•RevPAR, or average monthly senior housing resident fee revenue per available unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding revenue for private duty services provided to seniors living outside of our communities), divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period. We measure RevPAR at the consolidated level, as well as at the segment level with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments. Our management uses RevPAR for decision making and components of executive compensation, and we believe the measure provides useful information to investors, because the measure is an indicator of senior housing resident fee revenue performance that reflects the impact of both senior housing occupancy and rate.

•RevPOR, or average monthly senior housing resident fee revenue per occupied unit, is defined as resident fee revenue for the corresponding portfolio for the period (excluding revenue for private duty services provided to seniors living outside of our communities), divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period. We measure RevPOR at the consolidated level, as well as at the segment level with respect to our Independent Living, Assisted Living and Memory Care, and CCRCs segments. Our management uses RevPOR for decision making, and we believe the measure provides useful information to investors, because it reflects the average amount of senior housing resident fee revenue we derive from an occupied unit per month without factoring occupancy rates. RevPOR is a significant driver of our senior housing revenue performance.

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

Comparison of Three Months Ended March 31, 2025 and 2024

Summary Operating Results

The following table summarizes our overall operating results for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2025	2024	Amount	Percent
Resident fees	$777,454	$744,241	$33,213	4.5%
Facility operating expense	556,987	542,550	14,437	2.7%
Net income (loss)	(64,993)	(29,581)	35,412	119.7%
Adjusted EBITDA	124,139	97,616	26,523	27.2%

The increase in resident fees was primarily attributable to a 4.5% increase in same community RevPAR, comprised of a 2.8% increase in same community RevPOR and a 130 basis point increase in same community weighted average occupancy.

The increase in facility operating expense was primarily attributable to a 3.2% increase in same community facility operating expense primarily resulting from wage rate increases and an increase in utilities expense, partially offset by an additional day of expense in the prior year period due to the leap year.

The increase in net loss was primarily attributable to the $32.8 million loss on extinguishment of a financing obligation during the three months ended March 31, 2025 for the reacquisition of three communities previously subject to sale-leaseback transactions for the amount by which the repurchase price exceeded the previously recognized financing obligation for such three communities, the increase in facility operating expense, and an increase in interest expense, partially offset by the increase in resident fees.

The increase in Adjusted EBITDA was primarily attributable to the increase in resident fees and a decrease in cash facility operating lease payments, partially offset by the increase in facility operating expense.

Operating Results - Senior Housing Segments

The following table summarizes the consolidated operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) for the three months ended March 31, 2025 and 2024, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$777,454	$744,241	$33,213		4.5%
Facility operating expense	$556,987	$542,550	$14,437		2.7%

Number of communities (period end)	619	622	(3)		(0.5)%
Total average units	50,840	51,039	(199)		(0.4)%
RevPAR	$5,090	$4,854	$236		4.9%
Weighted average occupancy	79.3%	77.9%	140	bps	n/a
RevPOR	$6,416	$6,228	$188		3.0%

Same Community Operating Results and Data
Resident fees	$693,080	$663,387	$29,693		4.5%
Facility operating expense	$492,433	$476,941	$15,492		3.2%

Number of communities	560	560	—		—%
Total average units	44,407	44,401	6		—%
RevPAR	$5,202	$4,980	$222		4.5%
Weighted average occupancy	80.0%	78.7%	130	bps	n/a
RevPOR	$6,507	$6,332	$175		2.8%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended March 31, 2025 and 2024, including operating results and data on a same community basis.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$157,117	$148,948	$8,169		5.5%
Facility operating expense	$102,885	$100,305	$2,580		2.6%

Number of communities (period end)	68	68	—		—%
Total average units	12,582	12,564	18		0.1%
RevPAR	$4,162	$3,952	$210		5.3%
Weighted average occupancy	81.2%	79.6%	160	bps	n/a
RevPOR	$5,127	$4,963	$164		3.3%

Same Community Operating Results and Data
Resident fees	$111,988	$107,654	$4,334		4.0%
Facility operating expense	$72,998	$71,139	$1,859		2.6%

Number of communities	53	53	—		—%
Total average units	9,137	9,133	4		—%
RevPAR	$4,085	$3,929	$156		4.0%
Weighted average occupancy	82.3%	81.6%	70	bps	n/a
RevPOR	$4,962	$4,816	$146		3.0%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 3.0% increase in same community RevPOR and a 70 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year rate increase.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense due to wage rate increases and an increase in utilities expense, partially offset by an additional day of expense in the prior year period due to the leap year.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended March 31, 2025 and 2024, including operating results and data on a same community basis.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$533,379	$510,872	$22,507		4.4%
Facility operating expense	$383,826	$373,414	$10,412		2.8%

Number of communities (period end)	534	537	(3)		(0.6)%
Total average units	33,524	33,744	(220)		(0.7)%
RevPAR	$5,292	$5,036	$256		5.1%
Weighted average occupancy	78.7%	77.5%	120	bps	n/a
RevPOR	$6,720	$6,494	$226		3.5%

Same Community Operating Results and Data
Resident fees	$499,661	$476,651	$23,010		4.8%
Facility operating expense	$353,922	$341,986	$11,936		3.5%

Number of communities	491	491	—		—%
Total average units	30,930	30,930	—		—%
RevPAR	$5,385	$5,137	$248		4.8%
Weighted average occupancy	79.3%	78.1%	120	bps	n/a
RevPOR	$6,787	$6,581	$206		3.1%
The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 3.1% increase in same community RevPOR and a 120 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year rate increase.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense due to wage rate increases and an increase in utilities expense, partially offset by an additional day of expense in the prior year period due to the leap year. The segment's same community facility operating expense for the three months ended March 31, 2025 and 2024 excludes $1.0 million and $2.3 million, respectively, of natural disaster expense.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended March 31, 2025 and 2024, including operating results and data on a same community basis.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$86,958	$84,421	$2,537		3.0%
Facility operating expense	$70,276	$68,831	$1,445		2.1%

Number of communities (period end)	17	17	—		—%
Total average units	4,734	4,731	3		0.1%
RevPAR	$6,123	$5,948	$175		2.9%
Weighted average occupancy	78.5%	76.1%	240	bps	n/a
RevPOR	$7,798	$7,815	$(17)		(0.2)%

Same Community Operating Results and Data
Resident fees	$81,431	$79,082	$2,349		3.0%
Facility operating expense	$65,513	$63,816	$1,697		2.7%

Number of communities	16	16	—		—%
Total average units	4,340	4,338	2		—%
RevPAR	$6,254	$6,076	$178		2.9%
Weighted average occupancy	79.3%	76.8%	250	bps	n/a
RevPOR	$7,891	$7,914	$(23)		(0.3)%
The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 250 basis point increase in same community weighted average occupancy, partially offset by a 0.3% decrease in the segment's same community RevPOR. The decrease in the segment's same community RevPOR was primarily the result of lower skilled nursing revenue and an occupancy mix shift to more independent living residents, partially offset by the current year rate increase.

The increase in the segment's facility operating expense was primarily attributable to an increase in costs due to increased occupancy during the period, partially offset by an additional day of expense in the prior year period due to the leap year.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2025	2024	Amount	Percent
Management fees	$2,620	$2,618	$2	0.1%
Reimbursed costs incurred on behalf of managed communities	33,790	35,972	(2,182)	(6.1)%
Costs incurred on behalf of managed communities	33,790	35,972	(2,182)	(6.1)%
General and administrative expense	47,874	45,732	2,142	4.7%
Facility operating lease expense	52,874	51,496	1,378	2.7%
Depreciation and amortization	90,976	86,127	4,849	5.6%
Asset impairment	1,787	1,708	79	4.6%
Interest income	3,648	4,778	(1,130)	(23.7)%
Interest expense	65,031	57,687	7,344	12.7%
Gain (loss) on debt modification and extinguishment, net	(35,220)	—	35,220	NM
Non-operating gain (loss) on sale of assets, net	—	704	(704)	(100.0)%
Other non-operating income (loss)	1,358	3,338	(1,980)	(59.3)%
Benefit (provision) for income taxes	676	40	636	NM

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period, partially offset by an increase in community costs incurred for communities managed in both periods.

General and Administrative Expense. The increase in general and administrative expense was primarily attributable to $1.6 million of transaction costs for stockholder relations advisory matters in the current period and an increase in non-cash stock-based compensation expense compared to the prior year period. General and administrative expense includes transaction, legal, and organizational restructuring costs of $1.7 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Legal costs include charges associated with putative class action litigation. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs. For the three months ending June 30, 2025, we expect organizational restructuring costs related to our recent senior leadership change to be approximately $5.0 million and we expect to incur additional transaction costs related to stockholder relations advisory matters.

Depreciation and Amortization. The increase in depreciation and amortization expense was primarily due to the acquisition of 36 communities previously subject to operating leases and the completion of capital expenditures at leased communities since the beginning of the prior year period.

Interest Expense. The increase in interest expense was primarily due to an increase in the fair value of interest rate derivatives in the prior year period and an increase in interest expense due to the acquisition of 36 communities previously subject to operating leases subsequent to the prior year period.

Gain (Loss) on Debt Modification and Extinguishment, Net. The increase in loss on debt modification and extinguishment, net was primarily due to a $32.8 million loss on extinguishment of a financing obligation for the reacquisition of three communities previously subject to sale-leaseback transactions.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended March 31, 2025 and 2024 was primarily due to an increase in the benefit recorded on operating losses during the three months ended March 31, 2025. We recorded an aggregate deferred federal, state, and local tax benefit of $15.9 million for the three months ended March 31, 2025, which was partially offset by an increase in the valuation allowance of $14.7 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of March 31, 2025 and December 31, 2024 was $536.2 million and $521.5 million, respectively.

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

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2025	2024	Amount	Percent
Net cash provided by (used in) operating activities	$23,402	$(1,146)	$24,548	NM
Net cash provided by (used in) investing activities	(326,755)	(6,946)	319,809	NM
Net cash provided by (used in) financing activities	239,669	54,090	185,579	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	(63,684)	45,998	(109,682)	NM
Cash, cash equivalents, and restricted cash at beginning of period	379,840	349,668	30,172	8.6%
Cash, cash equivalents, and restricted cash at end of period	$316,156	$395,666	$(79,510)	(20.1)%
Adjusted Free Cash Flow	$3,780	$(26,287)	$30,067	NM

The change in net cash provided by (used in) operating activities was primarily attributable to an increase in resident fees compared to the prior year period, partially offset by an increase in facility operating expense compared to the prior year period.

The increase in net cash used in investing activities was primarily attributable to $311.0 million of cash paid for the acquisition of formerly leased communities.

The increase in net cash provided by financing activities was primarily attributable to a $239.8 million increase in debt proceeds compared to the prior year period, partially offset by a $49.8 million increase in repayment of debt and financing lease obligations compared to the prior year period.

The change in Adjusted Free Cash Flow was primarily attributable to the change in net cash provided by (used in) operating activities and a $9.5 million decrease in non-development capital expenditures, net compared to the prior year period, partially offset by a decrease in property and casualty insurance proceeds.

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

We are highly leveraged and have significant debt and lease obligations. As of March 31, 2025, we had $4.3 billion of debt outstanding at a weighted average interest rate of 5.21%. As of such date, 87.7%, or $3.8 billion, of our total debt obligations represented non-recourse property-level mortgage financings.

As of March 31, 2025, we had $1.3 billion of operating and financing lease obligations, and for the twelve months ending March 31, 2026, we will be required to make approximately $225.0 million of cash lease payments in connection with our existing operating and financing leases.

Total liquidity of $306.0 million as of March 31, 2025 included $239.7 million of unrestricted cash and cash equivalents (excluding restricted cash of $76.4 million) and $66.3 million of availability on our secured credit facility. Total liquidity as of March 31, 2025 decreased $83.3 million from total liquidity of $389.3 million as of December 31, 2024. The decrease was primarily attributable to cash paid for acquisitions, net of financing proceeds during the period.

As of March 31, 2025, our current liabilities exceeded current assets by $101.7 million. Included in our current liabilities is $103.1 million of the current portion of operating and financing lease obligations, for which the associated right-of-use assets are excluded from current assets on our condensed consolidated balance sheets. We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand and cash equivalents and proceeds from financings and refinancings of various assets will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to focus on increasing our RevPAR, maintaining appropriate expense discipline, continuing to refinance or exercise available extension options for maturing debt, continuing to evaluate our capital structure and the state of debt and equity markets, and monetizing non-strategic or underperforming owned assets. There is no assurance that financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in monetizing certain assets or exercising extension options.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission ("SEC") on February 19, 2025. Since the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance, decreases in their appraised values, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities’ maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. As of March 31, 2025, 9% of our owned communities were unencumbered by mortgage debt.

We have completed the refinancing of all of our mortgage debt maturities due in 2025. Our inability to obtain refinancing proceeds sufficient to cover 2026 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

The following table summarizes our capital expenditures for the three months ended March 31, 2025 for our consolidated business.

(in thousands)
Community-level capital expenditures, net(1)	$36,586
Corporate capital expenditures, net	4,541
Non-development capital expenditures, net(2)	41,127
Development capital expenditures, net	9
Total capital expenditures, net	$41,136

(1)Reflects the amount invested, net of lessor reimbursements of $2.0 million.

(2)Amount is included in Adjusted Free Cash Flow.

In the aggregate, we expect our full-year 2025 non-development capital expenditures, net of anticipated lessor reimbursements and property and casualty insurance proceeds, to be $175.0 million to $180.0 million. We anticipate that our 2025 capital expenditures will be funded from cash on hand, cash equivalents, cash flows from operations, and reimbursements from lessors.

Credit Facilities

In December 2023, we amended our revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The amended agreement provides an expanded commitment amount of up to $100.0 million which can be drawn in cash or as letters of credit. The credit facility matures in January 2027, and we have the option to extend the facility for two additional terms of approximately one year each subject to the satisfaction of certain conditions. Amounts drawn under the facility will bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging from 2.5% to 3.0% based upon the percentage of the total commitment drawn. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of March 31, 2025. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon certain calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of March 31, 2025, $33.7 million of letters of credit and no cash borrowings were outstanding under our $100.0 million secured credit facility and the facility had $66.3 million of availability. We also had separate letter of credit facilities providing up to $37.0 million of letters of credit as of March 31, 2025 under which $35.7 million had been issued as of that date.

Long-Term Leases

As of March 31, 2025, we operated 236 communities under long-term leases (227 operating leases and 9 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, we guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to substantially all of our leased communities are fixed rate leases with annual escalators that are fixed. We are responsible for all operating costs, including repairs and maintenance, property taxes, and insurance. The lease terms generally provide for renewal or extension options, or in certain cases, purchase options.

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions, and financial covenants, such as those requiring us to maintain prescribed minimum liquidity and net worth and lease coverage ratios. Our lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements and maintain insurance coverage. Certain leases contain cure provisions, which generally allow us to post an additional lease security deposit if the required covenant is not met.

Certain of our master leases contain radius restrictions, which limit our ability to own, develop, or acquire new communities within a specified distance from certain existing communities covered by such agreements. These radius restrictions could negatively affect our ability to expand, develop, or acquire senior housing communities and operating companies.

For the three months ended March 31, 2025, our cash lease payments for our operating leases were $58.8 million and for our financing leases were $5.9 million. For the twelve months ending March 31, 2026, we will be required to make approximately $225.0 million of cash lease payments in connection with our existing operating and financing leases.

Debt and Lease Covenants

Certain of our long-term debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity and net worth levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date. As of March 31, 2025, our liquidity was $306.0 million.

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

As of March 31, 2025, we are in compliance with the financial covenants of our debt agreements and long-term leases.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP performance measure that we define as net income (loss) excluding: benefit/provision for income taxes, non-operating income/expense items, and depreciation and amortization; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, legal, cost reduction, or organizational restructuring items that management does not consider as part of our underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include non-cash impairment charges, operating lease expense adjustment, non-cash stock-based compensation expense, and transaction, legal, and organizational restructuring costs. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Legal costs include charges associated with putative class action litigation. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income (loss)	$(64,993)	$(29,581)
Provision (benefit) for income taxes	(676)	(40)
Loss (gain) on debt modification and extinguishment, net	35,220	—
Non-operating loss (gain) on sale of assets, net	—	(704)
Other non-operating (income) loss	(1,358)	(3,338)
Interest expense	65,031	57,687
Interest income	(3,648)	(4,778)
Income (loss) from operations	29,576	19,246
Depreciation and amortization	90,976	86,127
Asset impairment	1,787	1,708
Operating lease expense adjustment	(3,853)	(13,089)
Non-cash stock-based compensation expense	3,979	3,273
Transaction, legal, and organizational restructuring costs	1,674	351
Adjusted EBITDA	$124,139	$97,616

Adjusted Free Cash Flow

Adjusted Free Cash Flow is a non-GAAP liquidity measure that we define as net cash provided by (used in) operating activities before: distributions from unconsolidated ventures from cumulative share of net earnings, changes in prepaid insurance premiums financed with notes payable, changes in operating lease assets and liabilities for lease termination, cash paid/received for gain/loss on facility operating lease termination, and lessor capital expenditure reimbursements under operating leases; plus: property and casualty insurance proceeds; less: non-development capital expenditures and payment of financing lease obligations. Non-development capital expenditures are comprised of corporate and community-level capital expenditures, including those related to maintenance, renovations, upgrades, and other major building infrastructure projects for our communities and is presented net of lessor reimbursements. Non-development capital expenditures do not include capital expenditures for: community expansions, major community redevelopment and repositioning projects, and the development of new communities.

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by (used in) operating activities.

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$23,402	$(1,146)
Net cash provided by (used in) investing activities	(326,755)	(6,946)
Net cash provided by (used in) financing activities	239,669	54,090
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(63,684)	$45,998

Net cash provided by (used in) operating activities	$23,402	$(1,146)
Changes in prepaid insurance premiums financed with notes payable	22,392	23,319
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(2,013)	(249)
Non-development capital expenditures, net	(41,127)	(50,591)
Property and casualty insurance proceeds	1,415	2,642
Payment of financing lease obligations	(289)	(262)
Adjusted Free Cash Flow	$3,780	$(26,287)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of March 31, 2025, 71.9%, or $3.1 billion, of our long-term debt had a weighted average fixed interest rate of 4.59%. As of March 31, 2025, we had $1.2 billion of long-term variable rate debt, at a weighted average interest rate of 6.78%.

In the normal course of business, we enter into certain interest rate cap and swap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of March 31, 2025, our $1.2 billion of outstanding long-term variable rate debt is indexed to SOFR plus a weighted average margin of 244 basis points. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in SOFR. As of March 31, 2025, $1.1 billion, or 92%, of our long-term variable rate debt is subject to interest rate cap or swap agreements and $0.1 billion of our variable rate debt is not subject to any interest rate cap or swap agreements. For our SOFR interest rate cap and swap agreements, as of March 31, 2025, the weighted average fixed interest rate is 4.22% and the weighted average remaining term is 1.1 years. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in SOFR as of March 31, 2025.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$3.6
200	5.0
500	8.9
1,000	13.9

(1)Amounts are after consideration of interest rate cap and swap agreements in place as of March 31, 2025.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our executive officers serving as our principal executive officers for purposes of our filings with the SEC (the "Principal Executive Officers") and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officers and Chief Financial Officer each concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 8 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

Other than as set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

The transition of management or unexpected departure of our key officers could harm our business.

We are dependent on the efforts of our senior management. We have recently had turnover in the Company’s leadership with the departure of Lucinda M. Baier, the Company’s former President and Chief Executive Officer, on April 13, 2025. Following her departure, Denise W. Warren, the Chairman of our Board, assumed the role of Interim Chief Executive Officer while continuing to serve as Chairman. Our Board has initiated a search for our next Chief Executive Officer. Identifying and securing a new Chief Executive Officer and the process of onboarding a new Chief Executive Officer may take longer than expected and may require substantial time and effort by our Board and our other executives, which may disrupt our business. The transition of appointing a new Chief Executive Officer and any future changes in our management, the unforeseen loss or limited availability of the services of any of our executive leaders, or our inability to recruit and retain a new Chief Executive Officer or qualified other personnel in the future, could, at least temporarily, have an adverse effect on our business, results of operations, and financial condition and be negatively perceived in the capital markets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended March 31, 2025 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
1/1/2025 - 1/31/2025	—	$—	—	$44,026
2/1/2025 - 2/28/2025	801,955	5.86	—	44,026
3/1/2025 - 3/31/2025	10,063	5.70	—	44,026
Total	812,018	$5.86	—

(1)Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock units. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock units or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)In 2016, our Board of Directors approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of March 31, 2025, $44.0 million remained available under the repurchase program.

Item 5.  Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Restricted Stock Unit Agreement under the Brookdale Senior Living Inc. 2024 Omnibus Incentive Plan (the "2024 Omnibus Incentive Plan") dated as of February 13, 2025, by and between the Company and Lucinda M. Baier.

10.2	Form of Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan (2025 Time-Based Form for Executive Officers other than CEO).
10.3	Performance-Based Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan dated as of February 13, 2025, by and between the Company and Lucinda M. Baier.†
10.4	Form of Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan (2025 Performance-Based Form for Executive Officers other than CEO).†
10.5	Summary Notice of Proposed Derivative Settlement dated as of May 6, 2025.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101).
†    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Dawn L. Kussow
Name:	Dawn L. Kussow
Title:	Executive Vice President and Chief Financial Officer; member of the Office of the CEO (Authorized Officer, Principal Executive Officer and Principal Financial Officer)
Date:	May 7, 2025