Form 10-Q
period 2025-06-30
Brookdale Senior Living Inc.
filed 2025-08-07
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 5, 2025, 237,490,452 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted shares and restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$251,888	$308,925
Marketable securities	—	19,879
Restricted cash	37,268	39,871
Accounts receivable, net	56,061	51,891
Assets held for sale	9,710	—
Prepaid expenses and other current assets, net	112,554	92,371
Total current assets	467,481	512,937
Property, plant and equipment and leasehold intangibles, net	4,499,987	4,594,401
Operating lease right-of-use assets	1,079,826	1,133,837
Restricted cash	34,406	31,044
Goodwill	27,321	27,321
Other assets, net	32,445	36,022
Total assets	$6,141,466	$6,335,562
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$59,238	$40,779
Current portion of financing lease obligations	1,253	37,007
Current portion of operating lease obligations	91,914	111,104
Trade accounts payable	83,479	65,515
Accrued expenses	268,152	264,384
Refundable fees and deferred revenue	61,686	60,974
Total current liabilities	565,722	579,763
Long-term debt, less current portion	4,232,238	4,022,008
Financing lease obligations, less current portion	24,882	266,895
Operating lease obligations, less current portion	1,141,653	1,174,204
Deferred tax liability	7,698	9,604
Other liabilities	62,493	69,183
Total liabilities	6,034,686	6,121,657
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at June 30, 2025 and December 31, 2024; 247,982,005 and 210,547,351 shares issued and 237,454,480 and 200,019,826 shares outstanding (including 16,026 and 27,972 unvested restricted shares), respectively	2,480	2,105
Additional paid-in-capital	4,353,523	4,352,991
Treasury stock, at cost; 10,527,525 shares at June 30, 2025 and December 31, 2024	(102,774)	(102,774)
Accumulated deficit	(4,147,850)	(4,039,847)
Total Brookdale Senior Living Inc. stockholders' equity	105,379	212,475
Noncontrolling interest	1,401	1,430
Total equity	106,780	213,905
Total liabilities and equity	$6,141,466	$6,335,562
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Resident fees	$775,614	$739,709	$1,553,068	$1,483,950
Management fees	2,623	2,616	5,243	5,234
Reimbursed costs incurred on behalf of managed communities	34,707	35,216	68,497	71,188
Total revenue	812,944	777,541	1,626,808	1,560,372

Facility operating expense (excluding facility depreciation and amortization of $88,180, $81,706, $174,389, and $161,610, respectively)	562,317	537,507	1,119,304	1,080,057
General and administrative expense (including non-cash stock-based compensation expense of $3,089, $3,975, $7,068, and $7,248, respectively)	54,973	46,664	102,847	92,396
Facility operating lease expense	52,653	50,964	105,527	102,460
Depreciation and amortization	92,853	88,028	183,829	174,155
Asset impairment	577	—	2,364	1,708
Loss (gain) on sale of communities, net	(43)	—	(43)	—
Costs incurred on behalf of managed communities	34,707	35,216	68,497	71,188
Income (loss) from operations	14,907	19,162	44,483	38,408

Interest income	2,919	4,714	6,567	9,492
Interest expense:
Debt	(57,648)	(53,778)	(112,307)	(107,234)
Financing lease obligations	(1,750)	(5,110)	(7,350)	(10,171)
Amortization of deferred financing costs	(3,712)	(2,334)	(7,342)	(4,591)
Change in fair value of derivatives	29	(345)	(1,113)	2,742
Gain (loss) on debt modification and extinguishment, net	(115)	—	(35,335)	—
Non-operating gain (loss) on sale of assets, net	—	199	—	903
Other non-operating income (loss)	2,060	199	3,418	3,537
Income (loss) before income taxes	(43,310)	(37,293)	(108,979)	(66,914)
Benefit (provision) for income taxes	271	(449)	947	(409)
Net income (loss)	(43,039)	(37,742)	(108,032)	(67,323)
Net (income) loss attributable to noncontrolling interest	15	15	29	30
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(43,024)	$(37,727)	$(108,003)	$(67,293)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.18)	$(0.17)	$(0.46)	$(0.30)
Weighted average shares used in computing basic and diluted net income (loss) per share	234,737	226,789	232,719	226,340
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total equity, balance at beginning of period	$148,135	$375,448	$213,905	$405,153

Common stock:
Balance at beginning of period	$2,445	$2,035	$2,105	$1,988
Shares issued for settlement of prepaid stock purchase contracts	—	32	296	67
Shares issued for warrant exercise	31	9	57	9
Restricted stock and restricted stock units, net	6	1	31	19
Shares withheld for employee taxes	(2)	—	(9)	(6)
Balance at end of period	$2,480	$2,077	$2,480	$2,077
Additional paid-in-capital:
Balance at beginning of period	$4,351,874	$4,342,191	$4,352,991	$4,342,362
Compensation expense related to restricted stock grants	3,089	3,975	7,068	7,248
Shares issued for settlement of prepaid stock purchase contracts	—	(32)	(296)	(67)
Shares issued for warrant exercise	(31)	(9)	(57)	(9)
Restricted stock and restricted stock units, net	(6)	(1)	(31)	(19)
Shares withheld for employee taxes	(1,403)	(8)	(6,152)	(3,399)
Balance at end of period	$4,353,523	$4,346,116	$4,353,523	$4,346,116
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(4,104,826)	$(3,867,478)	$(4,039,847)	$(3,837,912)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(43,024)	(37,727)	(108,003)	(67,293)
Balance at end of period	$(4,147,850)	$(3,905,205)	$(4,147,850)	$(3,905,205)
Noncontrolling interest:
Balance at beginning of period	$1,416	$1,474	$1,430	$1,489
Net income (loss) attributable to noncontrolling interest	(15)	(15)	(29)	(30)
Balance at end of period	$1,401	$1,459	$1,401	$1,459
Total equity, balance at end of period	$106,780	$341,673	$106,780	$341,673

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	234,003	193,013	200,020	188,253
Shares issued for settlement of prepaid stock purchase contracts	—	3,152	29,636	6,709
Shares issued for warrant exercise	3,058	942	5,702	942
Restricted stock and restricted stock units, net	637	95	3,152	1,873
Shares withheld for employee taxes	(244)	(1)	(1,056)	(576)
Balance at end of period	237,454	197,201	237,454	197,201

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(108,032)	$(67,323)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on debt modification and extinguishment, net	35,335	—
Depreciation and amortization, net	191,171	178,746
Asset impairment	2,364	1,708
Deferred income tax (benefit) provision	(1,905)	(360)
Operating lease expense adjustment	(8,699)	(26,572)
Change in fair value of derivatives	1,113	(2,742)
Loss (gain) on sale of assets, net	(43)	(903)
Non-cash stock-based compensation expense	7,068	7,248
Property and casualty insurance income	(3,487)	(2,688)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,169)	(1,390)
Prepaid expenses and other assets, net	(8,500)	(855)
Prepaid insurance premiums financed with notes payable	(15,094)	(15,702)
Trade accounts payable and accrued expenses	7,755	(14,380)
Refundable fees and deferred revenue	757	(1,563)
Operating lease assets and liabilities for lessor capital expenditure reimbursements	11,332	1,300
Net cash provided by operating activities	106,966	54,524
Cash Flows from Investing Activities
Purchase of marketable securities	—	(19,591)
Sale and maturities of marketable securities	20,000	30,000
Capital expenditures, net of related payables	(96,283)	(95,973)
Acquisition of assets	(311,028)	—
Proceeds from sale of assets, net	1,047	7,017
Property and casualty insurance proceeds	3,487	2,704
Change in lease acquisition deposits, net	5,000	—
Purchase of interest rate cap instruments	(2,681)	(8,513)
Proceeds from interest rate cap instruments	3,197	9,129
Other	107	(176)
Net cash provided by (used in) investing activities	(377,154)	(75,403)
Cash Flows from Financing Activities
Proceeds from debt	320,739	81,271
Repayment of debt and financing lease obligations	(95,351)	(41,077)
Payment of financing costs, net of related payables	(6,708)	(3,074)
Payments of employee taxes for withheld shares	(4,770)	(3,405)
Net cash provided by (used in) financing activities	213,910	33,715
Net increase (decrease) in cash, cash equivalents, and restricted cash	(56,278)	12,836
Cash, cash equivalents, and restricted cash at beginning of period	379,840	349,668
Cash, cash equivalents, and restricted cash at end of period	$323,562	$362,504

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 645 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care, connection, and services in an environment that feels like home. As of June 30, 2025, the Company owned 382 communities, representing a majority of the Company's community portfolio, leased 235 communities, and managed 28 communities.

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

The following table summarizes the Company's Secured Overnight Financing Rate ("SOFR") interest rate cap instruments as of June 30, 2025.

($ in millions)
Notional balance	$893.5
Weighted average fixed cap rate	4.27%
Weighted average remaining term	0.9 years
Estimated asset fair value (included in other assets, net)	$3.2

As of December 31, 2024, the estimated fair value of the SOFR interest rate cap instruments was $4.1 million included in other assets, net.

The following table summarizes the Company's SOFR interest rate swap instrument as of June 30, 2025.

($ in millions)
Notional balance	$230.0
Fixed interest rate	4.06%
Remaining term	1.3 years
Estimated fair value (included in other liabilities)	$(1.1)

As of December 31, 2024, the estimated fair value of the SOFR interest rate swap instrument was $(0.1) million included in other liabilities, net.

Long-term debt

The Company estimates the fair value of its debt primarily using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. The Company had outstanding long-term debt with a carrying amount of approximately $4.3 billion and $4.1 billion as of June 30, 2025 and December 31, 2024, respectively. Fair value of the long-term debt is approximately $4.2 billion and $3.8 billion as of June 30, 2025 and December 31, 2024, respectively. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

4. Revenue

Resident fee revenue by payor source is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Private pay	93.9%	94.1%	93.9%	94.0%
Government reimbursement	4.8%	4.6%	4.8%	4.6%
Other third-party payor programs	1.3%	1.3%	1.3%	1.4%

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

The Company had total deferred revenue (included within refundable fees and deferred revenue within the condensed consolidated balance sheets) of $54.8 million and $53.8 million, including $29.1 million and $29.4 million of monthly resident fees billed and received in advance, as of June 30, 2025 and December 31, 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized $48.4 million and $42.8 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2025 and 2024, respectively.

5. Property, Plant and Equipment and Leasehold Intangibles, Net

As of June 30, 2025 and December 31, 2024, net property, plant and equipment and leasehold intangibles consisted of the following.

(in thousands)	June 30, 2025	December 31, 2024
Land	$557,695	$532,719
Buildings and improvements	5,980,404	5,667,855
Furniture and equipment	1,246,878	1,182,026
Resident in-place lease intangibles	279,000	281,041
Construction in progress	37,571	32,965
Assets under financing leases and leasehold improvements	910,253	1,245,791
Property, plant and equipment and leasehold intangibles	9,011,801	8,942,397
Accumulated depreciation and amortization	(4,511,814)	(4,347,996)
Property, plant and equipment and leasehold intangibles, net	$4,499,987	$4,594,401

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $92.9 million and $88.0 million for the three months ended June 30, 2025 and 2024, respectively, and $183.8 million and $174.2 million for the six months ended June 30, 2025 and 2024, respectively. The Company recognized $0.6 million for the three months ended June 30, 2025 of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets and did not recognize any impairment charges for the three months ended June 30, 2024. The Company recognized $2.4 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively, of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets.

As of June 30, 2025, 12 communities in the Assisted Living and Memory Care segment were classified as held for sale, resulting in $9.7 million of net property, plant and equipment and leasehold intangibles assets being recognized as assets held for sale within the condensed consolidated balance sheet. The closings of the sales of the communities are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

6. Debt

Long-term debt consists of the following.

(in thousands)	June 30, 2025	December 31, 2024
Fixed rate mortgage notes payable due 2026 through 2047; weighted average interest rate of 4.74% and 4.65% as of June 30, 2025 and December 31, 2024, respectively	$2,713,084	$2,599,028
Variable rate mortgage notes payable due 2026 through 2030; weighted average interest rate of 6.77% and 6.89% as of June 30, 2025 and December 31, 2024, respectively	1,216,769	1,110,642
Convertible notes payable due October 2026; interest rate of 2.00% as of both June 30, 2025 and December 31, 2024	23,297	23,297
Convertible notes payable due October 2029; interest rate of 3.50% as of both June 30, 2025 and December 31, 2024	369,445	369,445
Tangible equity units senior amortizing notes due 2025; interest rate of 10.25% as of both June 30, 2025 and December 31, 2024	1,530	9,449
Notes payable for insurance premium financing due 2025; interest rate of 6.16% as of June 30, 2025	13,704	—
Deferred financing costs, net	(46,353)	(49,074)
Total long-term debt	4,291,476	4,062,787
Current portion	59,238	40,779
Total long-term debt, less current portion	$4,232,238	$4,022,008

As of June 30, 2025, the long-term debt, less current portion within the Company's condensed consolidated balance sheet includes $98.9 million of mortgage debt scheduled to mature in January 2026 for which the Company has the unilateral option to extend the maturity for one year subject to the satisfaction of certain conditions.

As of June 30, 2025, 88.0%, or $3.8 billion, of the Company's total debt obligations represented non-recourse property-level mortgage financings.

As of June 30, 2025, $1.9 million of letters of credit and no cash borrowings were outstanding under the Company's $100.0 million secured credit facility. The Company also had separate letter of credit facilities providing up to $85.0 million of letters of credit as of June 30, 2025 under which $68.9 million had been issued as of that date.

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

As of June 30, 2025, the Company is in compliance with the financial covenants of its debt agreements.

7. Leases

As of June 30, 2025, the Company operated 235 communities under long-term leases (226 operating leases and 9 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, the Company guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of June 30, 2025, the Company is in compliance with the financial covenants of its long-term lease agreements.

Lease right-of-use assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not recognize any such impairment charges for the three and six months ended June 30, 2025 and 2024.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and net cash outflows from leases is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Leases (in thousands)	2025	2024	2025	2024
Facility operating expense	$2,075	$2,176	$4,134	$4,096
Facility lease expense	52,653	50,964	105,527	102,460
Operating lease expense	54,728	53,140	109,661	106,556
Operating lease expense adjustment (1)	4,846	13,483	8,699	26,572
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(9,319)	(1,051)	(11,332)	(1,300)
Operating net cash outflows from operating leases	$50,255	$65,572	$107,028	$131,828

(1)Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense.

	Three Months Ended June 30,		Six Months Ended June 30,
Financing Leases (in thousands)	2025	2024	2025	2024
Depreciation and amortization	$709	$2,898	$3,234	$5,770
Interest expense: financing lease obligations	1,750	5,110	7,350	10,171
Financing lease expense	$2,459	$8,008	$10,584	$15,941

Operating cash outflows from financing leases	$1,750	$5,110	$7,350	$10,171
Financing cash outflows from financing leases	297	265	586	527
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	(5)	—	(5)	—
Total net cash outflows from financing leases	$2,042	$5,375	$7,931	$10,698

The aggregate amounts of future minimum lease payments (without giving effect to the potential early termination by Ventas, Inc. ("Ventas") of certain of the Company's community leases with maturity dates of December 31, 2025), including community, office, and equipment leases, recognized on the condensed consolidated balance sheet as of June 30, 2025 are as follows (in millions).

Year Ending December 31,	Operating Leases	Financing Leases
2025 (six months)	$116.7	$3.6
2026	182.9	7.2
2027	185.9	6.4
2028	183.4	6.3
2029	185.9	6.3
Thereafter	1,093.1	15.5
Total lease payments	1,947.9	45.3
Imputed interest and variable lease payments	(714.3)	(39.9)
Non-cash gain on future sale of property	—	20.7
Total lease obligations	$1,233.6	$26.1

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

Between October 2020 and June 2021, alleged stockholders of the Company filed several stockholder derivative lawsuits in the federal courts for the Middle District of Tennessee and the District of Delaware, which were subsequently transferred to the Middle District of Tennessee and consolidated into two lawsuits, styled Davis v. Baier et al., No. 3:20-cv-00929 (M.D. Tenn.) (the “Davis Action”) and Templin v. Baier et al., No. 3:21-cv-00373 (M.D. Tenn.) (the “Templin Action”). The complaints in the Davis Action and the Templin Action incorporated substantively similar allegations to the securities lawsuit previously described. In January 2024, the court dismissed the Davis Action and the plaintiffs subsequently filed an appeal in the United States Court of Appeals for the Sixth Circuit. On July 9, 2025, the court approved a settlement of the Templin Action and entered a judgment dismissing the case with prejudice. The appeal in the Davis Action was stayed pending the completion of the settlement approval proceedings in the Templin Action; the parties informed the Sixth Circuit that they anticipate moving to dismiss the appeal as moot in light of the settlement of the Templin Action.

9. Stock-Based Compensation

Grants of restricted stock units and stock awards under the Company's 2024 Omnibus Incentive Plan were as follows.

(in thousands, except for weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2025	2,806	$5.12	$14,366
Three months ended June 30, 2025	175	$6.29	$1,100

10. Earnings Per Share

Potentially dilutive common stock equivalents for the Company include convertible senior notes, unvested restricted stock, and restricted stock units. Prior to June 30, 2025, the potentially dilutive common stock equivalents for the Company also included warrants and prepaid stock purchase contracts.

As of June 30, 2025, $23.3 million in aggregate principal amount of the Company's 2.00% convertible senior notes due 2026 (the "2026 Notes") remain outstanding and the maximum number of shares issuable upon settlement of the 2026 Notes is 3.9 million (after giving effect to 1.0 million additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events). As of June 30, 2025, $369.4 million in aggregate principal amount of the Company’s 3.50% convertible senior notes due 2029 (the “2029 Notes”) remain outstanding and the maximum number of shares issuable upon settlement of the 2029 Notes is 55.0 million (after giving effect to 13.9 million additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events).

On July 26, 2020, the Company issued to Ventas a warrant (the "Warrant") to purchase 16.3 million shares of the Company’s common stock, $0.01 par value per share, at a price per share of $3.00. During the six months ended June 30, 2025, the Company issued 5.7 million shares of common stock, upon the exercise of the Warrant by Ventas for the remaining 11.1 million shares, net of shares withheld to satisfy the aggregate exercise price. As of June 30, 2025, the Company had no outstanding warrants.

During the three months ended December 31, 2022, the Company issued 2,875,000 of its 7.00% tangible equity units (the "Units") at a public offering price of $50.00 per Unit for an aggregate offering of $143.8 million. Each Unit was comprised of a prepaid stock purchase contract and a senior amortizing note with an initial principal amount of $8.8996. In March 2025, the Company elected to exercise its right to settle the remaining outstanding 2,291,338 prepaid stock purchase contracts, pursuant to the early settlement right in the purchase contract agreement, and the Company delivered 29,636,386 shares of the Company's common stock upon settlement. As of June 30, 2025, the Company had no outstanding prepaid stock purchase contracts and $1.5 million payable in 2025 for the senior amortizing notes component of the Units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Weighted average common shares outstanding	234,737	194,788	217,983	192,425
Weighted average minimum shares issuable under purchase contracts	—	32,001	14,736	33,915
Weighted average shares outstanding - basic	234,737	226,789	232,719	226,340

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

	As of June 30,
(in millions)	2025	2024
2026 Notes at initial conversion rate	2.9	28.4
Incremental shares issuable upon certain events for 2026 Notes	1.0	9.9
2029 Notes at initial conversion rate	41.1	—
Incremental shares issuable upon certain events for 2029 Notes	13.9	—
Warrants	—	14.6
Restricted stock and restricted stock units	4.5	6.5
Incremental shares issuable under purchase contracts	—	5.3
Total	63.4	64.7

11. Income Taxes

The difference between the Company's effective tax rate for the three and six months ended June 30, 2025 and 2024 was primarily due to an increase in the benefit recorded on operational losses during the three and six months ended June 30, 2025.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $9.1 million for the three months ended June 30, 2025, which was partially offset by an increase to the valuation allowance of $8.3 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $24.9 million for the six months ended June 30, 2025, which was partially offset by an increase to the valuation allowance of $23.0 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $9.1 million for the three months ended June 30, 2024, which was offset by an increase to the valuation allowance of $9.2 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $16.7 million for the six months ended June 30, 2024, which was partially offset by an increase to the valuation allowance of $16.3 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of June 30, 2025 and December 31, 2024 was $544.5 million and $521.5 million, respectively.

The increase in the valuation allowance for the six months ended June 30, 2025 and 2024 is the result of current operating losses during the six months ended June 30, 2025 and 2024 and by the anticipated reversal of future tax liabilities offset by future tax deductions.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three and six months ended June 30, 2025 and 2024 which are included in income tax expense or benefit for the period. As of June 30, 2025, tax returns for years 2020 through 2023 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

12. Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental Disclosure of Cash Flow Information:
Interest paid	$117,100	$117,143
Income taxes paid, net of (refunds)	$1,256	$1,213

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$89,941	$102,916
Capital expenditures - development, net	12	433
Capital expenditures - non-development - reimbursable from lessor	11,337	1,300
Trade accounts payable	(5,007)	(8,676)
Net cash paid	$96,283	$95,973
Acquisition of assets:
Property, plant and equipment and leasehold intangibles, net	$1,028	$—
Financing lease obligations	277,208	—
Loss on debt modification and extinguishment, net	32,792	—
Net cash paid	$311,028	$—
Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$—	$(362)
Property, plant and equipment and leasehold intangibles, net	(1,004)	(6,311)
Other liabilities	—	559
Non-operating loss (gain) on sale of assets, net	—	(903)
Loss (gain) on sale of communities, net	(43)	—
Net cash received	$(1,047)	$(7,017)

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

(in thousands)	June 30, 2025	December 31, 2024
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$251,888	$308,925
Restricted cash - current	37,268	39,871
Restricted cash - non-current	34,406	31,044
Total cash, cash equivalents, and restricted cash	$323,562	$379,840

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

The following tables set forth selected segment financial data.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue:(1)
Independent Living	$158,135	$149,542	$315,252	$298,490
Assisted Living and Memory Care	531,318	507,191	1,064,697	1,018,063
CCRCs	86,161	82,976	173,119	167,397
All Other	37,330	37,832	73,740	76,422
Total revenue	$812,944	$777,541	$1,626,808	$1,560,372

Community labor expenses:
Independent Living	$60,114	$56,627	$118,398	$113,767
Assisted Living and Memory Care	259,234	245,099	511,944	491,673
CCRCs	46,231	45,529	92,524	91,583
Other facility operating expenses:(2)
Independent Living	44,423	42,581	89,024	85,746
Assisted Living and Memory Care	129,377	125,937	260,493	252,777
CCRCs	22,938	21,734	46,921	44,511
Total facility operating expenses	$562,317	$537,507	$1,119,304	$1,080,057

Segment operating income:(3)
Independent Living	$53,598	$50,334	$107,830	$98,977
Assisted Living and Memory Care	142,707	136,155	292,260	273,613
CCRCs	16,992	15,713	33,674	31,303
All Other	2,623	2,616	5,243	5,234
Total segment operating income	215,920	204,818	439,007	409,127

General and administrative expense (including non-cash stock-based compensation expense)	54,973	46,664	102,847	92,396
Facility operating lease expense:
Independent Living	9,692	9,346	19,423	18,777
Assisted Living and Memory Care	39,424	37,787	79,006	75,695
CCRCs	3,248	3,090	6,520	6,215
Corporate and All Other	289	741	578	1,773
Depreciation and amortization:
Independent Living	26,494	22,861	52,331	44,904
Assisted Living and Memory Care	52,855	49,956	104,495	98,979
CCRCs	8,831	8,889	17,563	17,726
Corporate and All Other	4,673	6,322	9,440	12,546
Asset impairment:
Assisted Living and Memory Care	377	—	1,764	1,708
CCRCs	200	—	600	—
Loss (gain) on sale of communities, net	(43)	—	(43)	—
Income (loss) from operations	$14,907	$19,162	$44,483	$38,408

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest expense:
Independent Living	$15,614	$16,179	$31,202	$32,365
Assisted Living and Memory Care	37,181	36,376	74,852	72,378
CCRCs	5,012	5,955	10,369	11,759
Corporate and All Other	5,274	3,057	11,689	2,752
Total interest expense	$63,081	$61,567	$128,112	$119,254

Capital expenditures:
Independent Living	$12,571	$12,251	$22,841	$24,971
Assisted Living and Memory Care	32,134	33,192	58,660	64,240
CCRCs	4,844	4,815	8,306	9,348
Corporate and All Other	8,592	3,333	11,483	6,090
Total capital expenditures	$58,141	$53,591	$101,290	$104,649

	As of
(in thousands)	June 30, 2025	December 31, 2024
Assets:
Independent Living(4)	$1,210,872	$1,252,736
Assisted Living and Memory Care	3,904,546	3,983,311
CCRCs	629,304	640,720
Corporate and All Other	396,744	458,795
Total assets	$6,141,466	$6,335,562

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
(4)The Company's total carrying amount of goodwill is included within the Independent Living segment and was $27.3 million as of both June 30, 2025 and December 31, 2024.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief, or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," "annualized," or other similar words or expressions, and include statements regarding our expected financial and operational results. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members; the effects of senior housing construction and development, lower industry occupancy, and increased competition; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment, and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; any resurgence or variants of the COVID-19 pandemic; limits on our ability to use net operating loss carryovers to reduce future tax payments; delays in obtaining regulatory approvals; the risks associated with tariffs and the uncertain duration of trade conflicts; disruptions in the financial markets or decreases in the appraised values or performance of our communities that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; our ability to generate sufficient cash flow to cover required interest, principal, and long-term lease payments and to fund our planned capital projects; the effect of any non-compliance with any of our debt or lease agreements (including the financial or other covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the inability to renew, restructure, or extend leases, or exercise purchase options at or prior to the end of any existing lease term; the effect of our indebtedness and long-term leases on our liquidity and our ability to operate our business; increases in market interest rates that increase the costs of our debt obligations; our ability to obtain additional capital on terms acceptable to us; departures of key officers and potential disruption caused by changes in management; increased competition for, or a shortage of, associates, wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us, including putative class action complaints; negative publicity with respect to any lawsuits, claims, or other legal or regulatory proceedings; costs to respond to, and adverse determinations resulting from, government inquiries, reviews, audits, and investigations; the cost and difficulty of complying with increasing and evolving regulation, including new disclosure obligations; changes in, or our failure to comply with, employment-related laws and regulations; the risks associated with current global economic conditions and general economic factors on us or our business partners such as inflation, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits, and insurance, interest rates, tax rates, tariffs, geopolitical tensions or conflicts, and uncertainty surrounding a new presidential administration, the impact of seasonal contagious illness or other contagious disease in the markets in which we operate; actions of activist stockholders; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

Unless otherwise specified, references to "Brookdale," "we," "us," "our," or "the Company" in this Quarterly Report on Form 10-Q mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Overview

We are the nation's premier operator of senior living communities, operating and managing 645 communities in 41 states as of June 30, 2025, with the ability to serve approximately 58,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). As of June 30, 2025, we owned 382 communities (33,728 units), leased 235 communities (16,903 units), and managed 28 communities (4,256 units).

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

In December 2024, we and certain of our subsidiaries, and Ventas, Inc. ("Ventas") and certain of its subsidiaries, amended the existing master lease arrangement pursuant to which we lease 120 communities (10,180 units). Beginning January 1, 2026, we will continue to lease 65 communities (4,055 units) and the remaining 55 communities (6,127 units) that are not renewed will either be sold by Ventas or transitioned, with such transitions commencing on or after September 1, 2025. Our same community portfolio excludes the 55 communities leased from Ventas with a lease maturity in 2025.

We have continued execution on our ongoing capital recycling program through which we have exited non-strategic or underperforming owned assets or leases. Such activities completed during the three months ended June 30, 2025 included the sale of one owned community (42 units) and the disposal of one community (172 units) through lease termination.

During the next twelve months, we expect to close on the disposition of 12 owned communities (272 units) classified as held for sale as of June 30, 2025. The closings of the sales of the communities are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

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

Comparison of Three Months Ended June 30, 2025 and 2024

Summary Operating Results

The following table summarizes our overall operating results for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024	Amount	Percent
Resident fees	$775,614	$739,709	$35,905	4.9%
Facility operating expense	562,317	537,507	24,810	4.6%
Net income (loss)	(43,039)	(37,742)	5,297	14.0%
Adjusted EBITDA	117,050	97,816	19,234	19.7%

The increase in resident fees was primarily attributable to a 4.8% increase in same community RevPAR, comprised of a 2.4% increase in same community RevPOR and a 190 basis point increase in same community weighted average occupancy.

The increase in facility operating expense was primarily attributable to a 4.8% increase in same community facility operating expense primarily resulting from increases in wage rates, repairs and maintenance expense, estimated incentive compensation expense, and advertising expense.

The increase in net loss was primarily attributable to the increase in facility operating expense, a $10.4 million increase in transaction, legal, and organizational restructuring costs, and an increase in depreciation and amortization expense, partially offset by the increase in resident fees.

The increase in Adjusted EBITDA was primarily attributable to the increase in resident fees and a decrease in cash facility operating lease payments, partially offset by the increase in facility operating expense.

Operating Results - Senior Housing Segments

The following table summarizes the consolidated operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) for the three months ended June 30, 2025 and 2024, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$775,614	$739,709	$35,905		4.9%
Facility operating expense	$562,317	$537,507	$24,810		4.6%

Number of communities (period end)	617	619	(2)		(0.3)%
Total average units	50,812	50,927	(115)		(0.2)%
RevPAR	$5,080	$4,835	$245		5.1%
Weighted average occupancy	80.1%	78.1%	200	bps	n/a
RevPOR	$6,343	$6,193	$150		2.4%

Same Community Operating Results and Data
Resident fees	$687,270	$655,607	$31,663		4.8%
Facility operating expense	$494,197	$471,579	$22,618		4.8%

Number of communities	547	547	—		—%
Total average units	44,094	44,090	4		—%
RevPAR	$5,195	$4,957	$238		4.8%
Weighted average occupancy	80.7%	78.8%	190	bps	n/a
RevPOR	$6,436	$6,287	$149		2.4%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended June 30, 2025 and 2024, including operating results and data on a same community basis.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$158,135	$149,542	$8,593		5.7%
Facility operating expense	$104,537	$99,208	$5,329		5.4%

Number of communities (period end)	68	68	—		—%
Total average units	12,584	12,573	11		0.1%
RevPAR	$4,189	$3,965	$224		5.6%
Weighted average occupancy	82.0%	79.9%	210	bps	n/a
RevPOR	$5,109	$4,959	$150		3.0%

Same Community Operating Results and Data
Resident fees	$112,643	$107,572	$5,071		4.7%
Facility operating expense	$74,392	$70,466	$3,926		5.6%

Number of communities	53	53	—		—%
Total average units	9,137	9,134	3		—%
RevPAR	$4,109	$3,926	$183		4.7%
Weighted average occupancy	83.0%	81.7%	130	bps	n/a
RevPOR	$4,950	$4,803	$147		3.1%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 3.1% increase in same community RevPOR and a 130 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily resulting from increases in wage rates, repairs and maintenance expense, estimated incentive compensation expense, and advertising expense.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended June 30, 2025 and 2024, including operating results and data on a same community basis.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$531,318	$507,191	$24,127		4.8%
Facility operating expense	$388,611	$371,036	$17,575		4.7%

Number of communities (period end)	532	534	(2)		(0.4)%
Total average units	33,494	33,622	(128)		(0.4)%
RevPAR	$5,276	$5,018	$258		5.1%
Weighted average occupancy	79.6%	77.6%	200	bps	n/a
RevPOR	$6,627	$6,462	$165		2.6%

Same Community Operating Results and Data
Resident fees	$493,918	$470,308	$23,610		5.0%
Facility operating expense	$355,353	$338,274	$17,079		5.0%

Number of communities	478	478	—		—%
Total average units	30,617	30,617	—		—%
RevPAR	$5,377	$5,120	$257		5.0%
Weighted average occupancy	80.3%	78.3%	200	bps	n/a
RevPOR	$6,700	$6,540	$160		2.4%
The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 200 basis point increase in same community weighted average occupancy and a 2.4% increase in same community RevPOR. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily resulting from increases in wage rates, estimated incentive compensation expense, repairs and maintenance expense, and advertising expense.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended June 30, 2025 and 2024, including operating results and data on a same community basis.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$86,161	$82,976	$3,185		3.8%
Facility operating expense	$69,169	$67,263	$1,906		2.8%

Number of communities (period end)	17	17	—		—%
Total average units	4,734	4,732	2		—%
RevPAR	$6,067	$5,845	$222		3.8%
Weighted average occupancy	78.5%	76.1%	240	bps	n/a
RevPOR	$7,729	$7,685	$44		0.6%

Same Community Operating Results and Data
Resident fees	$80,709	$77,727	$2,982		3.8%
Facility operating expense	$64,452	$62,839	$1,613		2.6%

Number of communities	16	16	—		—%
Total average units	4,340	4,339	1		—%
RevPAR	$6,199	$5,971	$228		3.8%
Weighted average occupancy	79.2%	76.6%	260	bps	n/a
RevPOR	$7,823	$7,799	$24		0.3%
The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 260 basis point increase in same community weighted average occupancy and a 0.3% increase in the segment's same community RevPOR. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase, partially offset by lower skilled nursing revenue and an occupancy mix shift to more independent living residents.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily resulting from increases in wage rates.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024	Amount	Percent
Management fees	$2,623	$2,616	$7	0.3%
Reimbursed costs incurred on behalf of managed communities	34,707	35,216	(509)	(1.4)%
Costs incurred on behalf of managed communities	34,707	35,216	(509)	(1.4)%
General and administrative expense	54,973	46,664	8,309	17.8%
Facility operating lease expense	52,653	50,964	1,689	3.3%
Depreciation and amortization	92,853	88,028	4,825	5.5%
Asset impairment	577	—	577	NM
Loss (gain) on sale of communities, net	(43)	—	43	NM
Interest income	2,919	4,714	(1,795)	(38.1)%
Interest expense	63,081	61,567	1,514	2.5%
Gain (loss) on debt modification and extinguishment, net	(115)	—	115	NM
Non-operating gain (loss) on sale of assets, net	—	199	(199)	(100.0)%
Other non-operating income (loss)	2,060	199	1,861	NM
Benefit (provision) for income taxes	271	(449)	720	NM

General and Administrative Expense. The increase in general and administrative expense was primarily attributable to $5.2 million of organizational restructuring costs related to our senior leadership change and $5.1 million of transaction costs for stockholder relations advisory matters in the current period. General and administrative expense includes transaction, legal, and organizational restructuring costs of $10.5 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Legal costs include charges associated with putative class action litigation. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The increase in facility operating lease expense was primarily due to the extension of the operating lease for 65 communities.

Depreciation and Amortization. The increase in depreciation and amortization expense was primarily due to the acquisition of 36 communities previously subject to operating leases and the completion of capital expenditures at leased communities since the beginning of the prior year period.

Interest expense. The increase in interest expense was primarily due to debt obtained to finance the acquisition of 36 communities previously subject to operating leases subsequent to the prior year period.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended June 30, 2025 and 2024 was primarily due to an increase in the benefit recorded on operating losses during the three months ended June 30, 2025. We recorded an aggregate deferred federal, state, and local tax benefit of $9.1 million for the three months ended June 30, 2025, which was partially offset by an increase in the valuation allowance of $8.3 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of June 30, 2025 and December 31, 2024 was $544.5 million and $521.5 million, respectively.

Comparison of Six Months Ended June 30, 2025 and 2024

Summary Operating Results

The following table summarizes our overall operating results for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024	Amount	Percent
Resident fees	$1,553,068	$1,483,950	$69,118	4.7%
Facility operating expense	1,119,304	1,080,057	39,247	3.6%
Net income (loss)	(108,032)	(67,323)	40,709	60.5%
Adjusted EBITDA	241,189	195,432	45,757	23.4%

The increase in resident fees was primarily attributable to a 4.6% increase in same community RevPAR, comprised of a 2.6% increase in same community RevPOR and a 160 basis point increase in same community weighted average occupancy.

The increase in facility operating expense was primarily attributable to a 4.0% increase in same community facility operating expense, primarily resulting from increases in wage rates, repairs and maintenance expense, utilities expense, estimated incentive compensation expense, and advertising expense, partially offset by an additional day of expense in the prior year period due to the leap year.

The increase in net loss was primarily attributable to a $32.8 million loss on extinguishment of a financing obligation during the six months ended June 30, 2025 for the reacquisition of three communities previously subject to sale-leaseback transactions for the amount by which the repurchase price exceeded the previously recognized financing obligation for such three communities, the increase in facility operating expense, an $11.7 million increase in transaction, legal, and organizational restructuring costs, and an increase in depreciation and amortization expense, partially offset by the increase in resident fees.

The increase in Adjusted EBITDA was primarily attributable to the increase in resident fees and a decrease in cash facility operating lease payments, partially offset by the increase in facility operating expense.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the six months ended June 30, 2025 and 2024 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$1,553,068	$1,483,950	$69,118		4.7%
Facility operating expense	$1,119,304	$1,080,057	$39,247		3.6%

Number of communities (period end)	617	619	(2)		(0.3)%
Total average units	50,826	50,983	(157)		(0.3)%
RevPAR	$5,085	$4,844	$241		5.0%
Weighted average occupancy	79.7%	78.0%	170	bps	n/a
RevPOR	$6,379	$6,211	$168		2.7%

Same Community Operating Results and Data
Resident fees	$1,376,438	$1,315,301	$61,137		4.6%
Facility operating expense	$982,581	$944,707	$37,874		4.0%

Number of communities	547	547	—		—%
Total average units	44,094	44,088	6		—%
RevPAR	$5,203	$4,972	$231		4.6%
Weighted average occupancy	80.4%	78.8%	160	bps	n/a
RevPOR	$6,473	$6,311	$162		2.6%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the six months ended June 30, 2025 and 2024, including operating results and data on a same community basis.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$315,252	$298,490	$16,762		5.6%
Facility operating expense	$207,422	$199,513	$7,909		4.0%

Number of communities (period end)	68	68	—		—%
Total average units	12,583	12,569	14		0.1%
RevPAR	$4,176	$3,958	$218		5.5%
Weighted average occupancy	81.6%	79.8%	180	bps	n/a
RevPOR	$5,118	$4,961	$157		3.2%

Same Community Operating Results and Data
Resident fees	$224,631	$215,226	$9,405		4.4%
Facility operating expense	$147,390	$141,605	$5,785		4.1%

Number of communities	53	53	—		—%
Total average units	9,137	9,133	4		—%
RevPAR	$4,097	$3,927	$170		4.3%
Occupancy rate (weighted average)	82.7%	81.7%	100	bps	n/a
RevPOR	$4,956	$4,810	$146		3.0%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 3.0% increase in same community RevPOR and a 100 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment’s same community facility operating expense, primarily resulting from increases in wage rates, repairs and maintenance expense, and utilities expense, partially offset by an additional day of expense in the prior year due to the leap year.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the six months ended June 30, 2025 and 2024, including operating results and data on a same community basis.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$1,064,697	$1,018,063	$46,634		4.6%
Facility operating expense	$772,437	$744,450	$27,987		3.8%

Number of communities (period end)	532	534	(2)		(0.4)%
Total average units	33,509	33,682	(173)		(0.5)%
RevPAR	$5,284	$5,027	$257		5.1%
Weighted average occupancy	79.2%	77.6%	160	bps	n/a
RevPOR	$6,673	$6,478	$195		3.0%

Same Community Operating Results and Data
Resident fees	$989,667	$943,266	$46,401		4.9%
Facility operating expense	$705,226	$676,447	$28,779		4.3%

Number of communities	478	478	—		—%
Total average units	30,617	30,616	1		—%
RevPAR	$5,387	$5,135	$252		4.9%
Weighted average occupancy	79.8%	78.2%	160	bps	n/a
RevPOR	$6,747	$6,564	$183		2.8%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 2.8% increase in same community RevPOR and a 160 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, primarily resulting from increases in wage rates, utilities expense, repairs and maintenance expense, and advertising expense, partially offset by an additional day of expense in the prior year due to the leap year. The segment's same community facility operating expense for the six months ended June 30, 2025 and 2024 excludes $1.2 million and $2.3 million, respectively, of natural disaster expense.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the six months ended June 30, 2025 and 2024, including operating results and data on a same community basis.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$173,119	$167,397	$5,722		3.4%
Facility operating expense	$139,445	$136,094	$3,351		2.5%

Number of communities (period end)	17	17	—		—%
Total average units	4,734	4,732	2		—%
RevPAR	$6,095	$5,896	$199		3.4%
Weighted average occupancy	78.5%	76.1%	240	bps	n/a
RevPOR	$7,765	$7,750	$15		0.2%

Same Community Operating Results and Data
Resident fees	$162,140	$156,809	$5,331		3.4%
Facility operating expense	$129,965	$126,655	$3,310		2.6%

Number of communities	16	16	—		—%
Total average units	4,340	4,339	1		—%
RevPAR	$6,227	$6,024	$203		3.4%
Weighted average occupancy	79.2%	76.7%	250	bps	n/a
RevPOR	$7,857	$7,857	$—		—%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, primarily resulting from a 250 basis point increase in same community weighted average occupancy. The segment's same community RevPOR did not change as the impact of the current year annual rate increase was offset by lower skilled nursing revenue and an occupancy mix shift to more independent living residents.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, primarily resulting from an increase in wage rates, partially offset by an additional day of expense in the prior year due to the leap year.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024	Amount	Percent
Management fees	$5,243	$5,234	$9	0.2%
Reimbursed costs incurred on behalf of managed communities	68,497	71,188	(2,691)	(3.8)%
Costs incurred on behalf of managed communities	68,497	71,188	(2,691)	(3.8)%
General and administrative expense	102,847	92,396	10,451	11.3%
Facility operating lease expense	105,527	102,460	3,067	3.0%
Depreciation and amortization	183,829	174,155	9,674	5.6%
Asset impairment	2,364	1,708	656	38.4%
Loss (gain) on sale of communities, net	(43)	—	43	NM
Interest income	6,567	9,492	(2,925)	(30.8)%
Interest expense	128,112	119,254	8,858	7.4%
Gain (loss) on debt modification and extinguishment, net	(35,335)	—	35,335	NM
Non-operating gain (loss) on sale of assets, net	—	903	(903)	(100.0)%
Other non-operating income (loss)	3,418	3,537	(119)	(3.4)%
Benefit (provision) for income taxes	947	(409)	1,356	NM

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

General and Administrative Expense. The increase in general and administrative expense was primarily attributable to $5.2 million of organizational restructuring costs related to our senior leadership change and $6.7 million of transaction costs for stockholder relations advisory matters in the current period. General and administrative expense includes transaction, legal, and organizational restructuring costs of $12.2 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Legal costs include charges associated with putative class action litigation. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The increase in facility operating lease expense was primarily due to the extension of the operating lease for 65 communities.

Depreciation and Amortization. The increase in depreciation and amortization expense was primarily due to the acquisition of 36 communities previously subject to operating leases and the completion of capital expenditures at leased communities since the beginning of the prior year period.

Interest Expense. The increase in interest expense was primarily due to debt obtained to finance the acquisition of 36 communities previously subject to operating leases subsequent to the prior year period and an increase in the fair value of interest rate derivatives in the prior year period.

Gain (Loss) on Debt Modification and Extinguishment, Net. The increase in loss on debt modification and extinguishment, net was primarily due to a $32.8 million loss on extinguishment of a financing obligation during the current period for the reacquisition of three communities previously subject to sale-leaseback transactions.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the six months ended June 30, 2025 and 2024 was primarily due to an increase in the benefit recorded on operating losses during the six months ended June 30, 2025.

We recorded an aggregate deferred federal, state, and local tax benefit of $24.9 million for the six months ended June 30, 2025, which was partially offset by an increase in the valuation allowance of $23.0 million. We recorded an aggregate deferred federal, state, and local tax benefit of $16.7 million for the six months ended June 30, 2024, which was partially offset by an increase to the valuation allowance of $16.3 million.

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

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024	Amount	Percent
Net cash provided by operating activities	$106,966	$54,524	$52,442	96.2%
Net cash provided by (used in) investing activities	(377,154)	(75,403)	301,751	NM
Net cash provided by (used in) financing activities	213,910	33,715	180,195	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	(56,278)	12,836	(69,114)	NM
Cash, cash equivalents, and restricted cash at beginning of period	379,840	349,668	30,172	8.6%
Cash, cash equivalents, and restricted cash at end of period	$323,562	$362,504	$(38,942)	(10.7)%
Adjusted Free Cash Flow	$23,688	$(31,813)	$55,501	NM

The increase in net cash provided by operating activities was primarily attributable to an increase in resident fees and a $10.0 million increase in lessor reimbursements for capital expenditures for operating leases compared to the prior year period, partially offset by an increase in facility operating expense compared to the prior year period.

The increase in net cash used in investing activities was primarily attributable to $311.0 million of cash paid for the acquisition of formerly leased communities in the current period.

The increase in net cash provided by financing activities was primarily attributable to a $239.5 million increase in debt proceeds compared to the prior year period, partially offset by a $54.3 million increase in repayment of debt and financing lease obligations compared to the prior year period.

The change in Adjusted Free Cash Flow was primarily attributable to the increase in net cash provided by operating activities.

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

We are highly leveraged and have significant debt and lease obligations. As of June 30, 2025, we had $4.3 billion of debt outstanding at a weighted average interest rate of 5.20%. As of such date, 88.0%, or $3.8 billion, of our total debt obligations represented non-recourse property-level mortgage financings.

As of June 30, 2025, we had $1.3 billion of operating and financing lease obligations, and for the twelve months ending June 30, 2026, we will be required to make approximately $215.0 million of cash lease payments in connection with our existing operating and financing leases (without giving effect to the potential early termination by Ventas of certain of our community leases with maturity dates of December 31, 2025).

Total liquidity of $350.0 million as of June 30, 2025 included $251.9 million of unrestricted cash and cash equivalents (excluding restricted cash of $71.7 million) and $98.1 million of availability on our secured credit facility (excluding $16.1 million of availability on our separate letter of credit facilities, which can be drawn only as letters of credit). Total liquidity as of June 30, 2025 decreased $39.3 million from total liquidity of $389.3 million as of December 31, 2024. The decrease was primarily attributable to cash paid for acquisitions, net of financing proceeds during the period, partially offset by a $37.6 million increase in availability on our secured credit facility and $23.7 million of Adjusted Free Cash Flow during the period.

As of June 30, 2025, our current liabilities exceeded current assets by $98.2 million. Included in our current liabilities is $93.2 million of the current portion of operating and financing lease obligations, for which the associated right-of-use assets are excluded from current assets on our condensed consolidated balance sheets. We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand and cash equivalents, availability on our secured credit facility, and proceeds from financings and refinancings of various assets will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to focus on increasing our RevPAR, maintaining appropriate expense discipline, continuing to refinance or exercise available extension options for maturing debt, continuing to evaluate our capital structure and the state of debt and equity markets, and monetizing non-strategic or underperforming owned assets. There is no assurance that financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in monetizing certain assets or exercising extension options.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission ("SEC") on February 19, 2025. Since the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance, decreases in their appraised values, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities’ maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. As of June 30, 2025, 9% of our owned communities were unencumbered by mortgage debt.

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

The following table summarizes our capital expenditures for the six months ended June 30, 2025 for our consolidated business.

(in thousands)
Community-level capital expenditures, net(1)	$76,218
Corporate capital expenditures, net	13,723
Non-development capital expenditures, net(2)	89,941
Development capital expenditures, net	12
Total capital expenditures, net	$89,953

(1)Reflects the amount invested, net of lessor reimbursements of $11.3 million.

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

Credit Facilities

In December 2023, we amended our revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The amended agreement provides an expanded commitment amount of up to $100.0 million which can be drawn in cash or as letters of credit. The credit facility matures in January 2027, and we have the option to extend the facility for two additional terms of approximately one year each subject to the satisfaction of certain conditions. Amounts drawn under the facility will bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging from 2.5% to 3.0% based upon the percentage of the total commitment drawn. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of June 30, 2025. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon certain calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of June 30, 2025, $1.9 million of letters of credit and no cash borrowings were outstanding under our $100.0 million secured credit facility and the facility had $98.1 million of availability. We also had separate letter of credit facilities providing up to $85.0 million of letters of credit as of June 30, 2025 under which $68.9 million had been issued as of that date.

Long-Term Leases

As of June 30, 2025, we operated 235 communities under long-term leases (226 operating leases and 9 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, we guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

For the six months ended June 30, 2025, our cash lease payments for our operating leases were $118.4 million and for our financing leases were $7.9 million. For the twelve months ending June 30, 2026, we will be required to make approximately $215.0 million of cash lease payments in connection with our existing operating and financing leases (without giving effect to the potential early termination by Ventas of certain of our community leases with maturity dates of December 31, 2025).

Debt and Lease Covenants

Certain of our long-term debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity and net worth levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date. As of June 30, 2025, our liquidity was $350.0 million.

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

As of June 30, 2025, we are in compliance with the financial covenants of our debt agreements and long-term leases.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains the financial measures Adjusted EBITDA and Adjusted Free Cash Flow, which are not calculated in accordance with GAAP. Presentations of these non-GAAP financial measures are intended to aid investors in better understanding the factors and trends affecting our performance and liquidity. However, investors should not consider these non-GAAP financial measures as a substitute for financial measures determined in accordance with GAAP, including net income (loss), income (loss) from operations, or net cash provided by operating activities. We caution investors that amounts presented in accordance with our definitions of these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies because not all companies calculate non-GAAP measures in the same manner. We urge investors to review the following reconciliations of these non-GAAP financial measures from the most comparable financial measures determined in accordance with GAAP.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$(43,039)	$(37,742)	$(108,032)	$(67,323)
Provision (benefit) for income taxes	(271)	449	(947)	409
Loss (gain) on debt modification and extinguishment, net	115	—	35,335	—
Non-operating loss (gain) on sale of assets, net	—	(199)	—	(903)
Other non-operating (income) loss	(2,060)	(199)	(3,418)	(3,537)
Interest expense	63,081	61,567	128,112	119,254
Interest income	(2,919)	(4,714)	(6,567)	(9,492)
Income (loss) from operations	14,907	19,162	44,483	38,408
Depreciation and amortization	92,853	88,028	183,829	174,155
Asset impairment	577	—	2,364	1,708
Loss (gain) on sale of communities, net	(43)	—	(43)	—
Operating lease expense adjustment	(4,846)	(13,483)	(8,699)	(26,572)
Non-cash stock-based compensation expense	3,089	3,975	7,068	7,248
Transaction, legal, and organizational restructuring costs	10,513	134	12,187	485
Adjusted EBITDA	$117,050	$97,816	$241,189	$195,432

Adjusted Free Cash Flow

Adjusted Free Cash Flow is a non-GAAP liquidity measure that we define as net cash provided by operating activities before: distributions from unconsolidated ventures from cumulative share of net earnings, changes in prepaid insurance premiums financed with notes payable, changes in operating lease assets and liabilities for lease termination, cash paid/received for gain/loss on facility operating lease termination, and lessor capital expenditure reimbursements under operating leases; plus: property and casualty insurance proceeds; less: non-development capital expenditures and payment of financing lease obligations. Non-development capital expenditures are comprised of corporate and community-level capital expenditures, including those related to maintenance, renovations, upgrades, and other major building infrastructure projects for our communities and is presented net of lessor reimbursements. Non-development capital expenditures do not include capital expenditures for: community expansions, major community redevelopment and repositioning projects, and the development of new communities.

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by operating activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$83,564	$55,670	$106,966	$54,524
Net cash provided by (used in) investing activities	(50,399)	(68,457)	(377,154)	(75,403)
Net cash provided by (used in) financing activities	(25,759)	(20,375)	213,910	33,715
Net increase (decrease) in cash, cash equivalents, and restricted cash	$7,406	$(33,162)	$(56,278)	$12,836

Net cash provided by operating activities	$83,564	$55,670	$106,966	$54,524
Changes in prepaid insurance premiums financed with notes payable	(7,298)	(7,617)	15,094	15,702
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(9,319)	(1,051)	(11,332)	(1,300)
Non-development capital expenditures, net	(48,814)	(52,325)	(89,941)	(102,916)
Property and casualty insurance proceeds	2,072	62	3,487	2,704
Payment of financing lease obligations	(297)	(265)	(586)	(527)
Adjusted Free Cash Flow	$19,908	$(5,526)	$23,688	$(31,813)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of June 30, 2025, 71.8%, or $3.1 billion, of our long-term debt had a weighted average fixed interest rate of 4.58%. As of June 30, 2025, we had $1.2 billion of long-term variable rate debt, at a weighted average interest rate of 6.77%.

In the normal course of business, we enter into certain interest rate cap and swap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of June 30, 2025, our $1.2 billion of outstanding long-term variable rate debt is indexed to SOFR plus a weighted average margin of 244 basis points. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in SOFR. As of June 30, 2025, $1.1 billion, or 92%, of our long-term variable rate debt is subject to interest rate cap or swap agreements and $0.1 billion of our variable rate debt is not subject to any interest rate cap or swap agreements. For our SOFR interest rate cap and swap agreements, as of June 30, 2025, the weighted average fixed interest rate is 4.22% and the weighted average remaining term is 0.9 years. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in SOFR as of June 30, 2025.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$3.6
200	5.0
500	8.9
1,000	13.9

(1)Amounts are after consideration of interest rate cap and swap agreements in place as of June 30, 2025.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our executive officers serving as our principal executive officers for purposes of our filings with the SEC (the "Principal Executive Officers") and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officers and Chief Financial Officer each concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have begun deploying a new enterprise resource planning system (“ERP”) which replaces certain of our existing financial and operating systems. We have made changes to our internal control over financial reporting to address the related processes and systems. We will continue to evaluate any further changes in our internal control over financial reporting over the course of the implementation of the new ERP, which is scheduled to occur through the remainder of 2025. Other than the implementation, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended June 30, 2025 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
4/1/2025 - 4/30/2025	241,971	$5.75	—	$44,026
5/1/2025 - 5/31/2025	1,927	6.73	—	44,026
6/1/2025 - 6/30/2025	—	—	—	44,026
Total	243,898	$5.76	—

(1)Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock units. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock units or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)In 2016, our Board of Directors approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of June 30, 2025, $44.0 million remained available under the repurchase program.

Item 5.  Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K. Subsequent to the end of the quarter ended June 30, 2025, on July 16, 2025, Lee S. Wielansky, a member of our Board of Directors, terminated his Rule 10b5-1 trading arrangement that was entered into on December 6, 2024.

Amended and Restated Tier I Severance Pay Policy

On August 5, 2025, the Compensation Committee of the Board of Directors of the Company approved an amendment and restatement of the Amended and Restated Tier I Severance Pay Policy, dated effective February 10, 2022 (as amended and restated, the “Restated Tier I Policy”). The Restated Tier I Policy provides for severance payments and benefits to eligible participants, including certain of the Company’s named executive officers. Amendments to the Restated Tier I Policy include, among other administrative and clarifying changes, the following:

•In the event an eligible participant terminates employment with “good reason” (as defined therein), other than within 18 months following a “change in control” (as defined therein), such participant will be entitled to receive, upon signing an effective waiver and release of claims and continuing to comply with all applicable restrictive covenants and the other provisions of the Restated Tier I Policy, the following severance payments and benefits (which are equivalent to the severance payments and benefits payable upon an eligible participant’s termination without “cause”): (i) 100% of base salary and target annual bonus payable over 12 months following separation, excluding from the calculation any additional compensation that was in effect expressly on an interim basis; (ii) in the event the eligible participant has been employed by the Company for at least three months of the year of termination, a pro-rated annual bonus for the year of termination to the extent earned, payable when such bonus would otherwise be due; and (iii) any accrued but unpaid salary, any annual bonus earned but unpaid for any previously completed year, reimbursement of any business expenses properly incurred, and any benefits such participant may be entitled to under the Company’s benefits plans;
•For purposes of the definition of good reason, a material and significant reduction or adverse change with respect to the eligible participant’s compensation will be disregarded if (i) it applies to all eligible participants and (ii) does not occur following or in connection with a change in control, or if such reduction or change relates to any additional compensation that was in effect expressly on an interim basis;
•The definition of good reason will include a change in the eligible participant’s reporting relationship of two or more reporting levels, except for a change in reporting relationship that was in effect expressly on an interim basis; and
•Any amendment to the Restated Tier I Policy that would adversely affect the benefits that may be payable to an eligible participant cannot be effective for at least 24 months from the date of such amendment in the event the amendment is adopted on or after the date of a change in the individual serving as the Company’s Chief Executive Officer.

The remaining terms of the Restated Tier I Policy are as described in the Company’s definitive proxy statement filed with the SEC on May 14, 2025.

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

4.12	Form of 3.50% Convertible Senior Notes due 2029 (included in Exhibit 4.11).
10.1	Restricted Stock Unit Agreement under the Brookdale Senior Living Inc. 2024 Omnibus Incentive Plan dated as of April 27, 2025, by and between the Company and Denise W. Warren.
10.2	Amended and Restated Tier I Severance Pay Policy dated August 5, 2025.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Dawn L. Kussow
Name:	Dawn L. Kussow
Title:	Executive Vice President and Chief Financial Officer; member of the Office of the CEO (Authorized Officer, Principal Executive Officer and Principal Financial Officer)
Date:	August 7, 2025