Form 10-Q
period 2025-09-30
Brookdale Senior Living Inc.
filed 2025-11-07
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 5, 2025, 237,655,392 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted shares and restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$253,448	$308,925
Marketable securities	—	19,879
Restricted cash	41,815	39,871
Accounts receivable, net	67,556	51,891
Assets held for sale	68,790	—
Prepaid expenses and other current assets, net	105,330	92,371
Total current assets	536,939	512,937
Property, plant and equipment and leasehold intangibles, net	4,323,569	4,594,401
Operating lease right-of-use assets	1,052,240	1,133,837
Restricted cash	36,064	31,044
Goodwill	27,321	27,321
Other assets, net	36,575	36,022
Total assets	$6,012,708	$6,335,562
Liabilities and Equity (Deficit)
Current liabilities
Current portion of long-term debt	$104,018	$40,779
Current portion of financing lease obligations	1,283	37,007
Current portion of operating lease obligations	81,110	111,104
Trade accounts payable	84,765	65,515
Accrued expenses	304,528	264,384
Refundable fees and deferred revenue	62,068	60,974
Total current liabilities	637,772	579,763
Long-term debt, less current portion	4,159,357	4,022,008
Financing lease obligations, less current portion	24,579	266,895
Operating lease obligations, less current portion	1,127,091	1,174,204
Deferred tax liability	7,383	9,604
Other liabilities	61,868	69,183
Total liabilities	6,018,050	6,121,657
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at September 30, 2025 and December 31, 2024; 248,053,116 and 210,547,351 shares issued and 237,525,591 and 200,019,826 shares outstanding (including 28,929 and 27,972 unvested restricted shares), respectively	2,480	2,105
Additional paid-in-capital	4,356,139	4,352,991
Treasury stock, at cost; 10,527,525 shares at September 30, 2025 and December 31, 2024	(102,774)	(102,774)
Accumulated deficit	(4,262,576)	(4,039,847)
Total Brookdale Senior Living Inc. stockholders' equity (deficit)	(6,731)	212,475
Noncontrolling interest	1,389	1,430
Total equity (deficit)	(5,342)	213,905
Total liabilities and equity (deficit)	$6,012,708	$6,335,562
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Resident fees	$775,140	$743,729	$2,328,208	$2,227,679
Management fees	2,698	2,676	7,941	7,910
Reimbursed costs incurred on behalf of managed communities	35,327	37,762	103,824	108,950
Total revenue	813,165	784,167	2,439,973	2,344,539

Facility operating expense (excluding facility depreciation and amortization of $90,248, $83,479, $264,637, and $245,089, respectively)	566,985	548,282	1,686,289	1,628,339
General and administrative expense (including non-cash stock-based compensation expense of $2,633, $3,403, $9,701, and $10,651, respectively)	50,866	44,929	153,713	137,325
Facility operating lease expense	51,993	51,937	157,520	154,397
Depreciation and amortization	94,792	90,064	278,621	264,219
Asset impairment	62,696	934	65,060	2,642
Loss (gain) on sale of communities, net	(139)	—	(182)	—
Loss (gain) on facility operating lease termination, net	4,480	—	4,480	—
Costs incurred on behalf of managed communities	35,327	37,762	103,824	108,950
Income (loss) from operations	(53,835)	10,259	(9,352)	48,667

Interest income	3,020	4,663	9,587	14,155
Interest expense:
Debt	(58,089)	(54,171)	(170,396)	(161,405)
Financing lease obligations	(1,764)	(5,062)	(9,114)	(15,233)
Amortization of deferred financing costs	(3,747)	(2,337)	(11,089)	(6,928)
Change in fair value of derivatives	26	(4,746)	(1,087)	(2,004)
Gain (loss) on debt modification and extinguishment, net	(326)	(2,267)	(35,661)	(2,267)
Non-operating gain (loss) on sale of assets, net	—	20	—	923
Other non-operating income (loss)	144	3,584	3,562	7,121
Income (loss) before income taxes	(114,571)	(50,057)	(223,550)	(116,971)
Benefit (provision) for income taxes	(167)	(677)	780	(1,086)
Net income (loss)	(114,738)	(50,734)	(222,770)	(118,057)
Net (income) loss attributable to noncontrolling interest	12	14	41	44
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(114,726)	$(50,720)	$(222,729)	$(118,013)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.48)	$(0.22)	$(0.95)	$(0.52)
Weighted average shares used in computing basic and diluted net income (loss) per share	237,487	228,124	234,326	226,939
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total equity (deficit), balance at beginning of period	$106,780	$341,673	$213,905	$405,153

Common stock:
Balance at beginning of period	$2,480	$2,077	$2,105	$1,988
Shares issued for settlement of prepaid stock purchase contracts	—	9	296	76
Shares issued for warrant exercise	—	12	57	21
Restricted stock and restricted stock units, net	—	—	31	19
Shares withheld for employee taxes	—	—	(9)	(6)
Balance at end of period	$2,480	$2,098	$2,480	$2,098
Additional paid-in-capital:
Balance at beginning of period	$4,353,523	$4,346,116	$4,352,991	$4,342,362
Compensation expense related to restricted stock grants	2,633	3,403	9,701	10,651
Shares issued for settlement of prepaid stock purchase contracts	—	(9)	(296)	(76)
Shares issued for warrant exercise	—	(12)	(57)	(21)
Restricted stock and restricted stock units, net	—	—	(31)	(19)
Shares withheld for employee taxes	(17)	(20)	(6,169)	(3,419)
Balance at end of period	$4,356,139	$4,349,478	$4,356,139	$4,349,478
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(4,147,850)	$(3,905,205)	$(4,039,847)	$(3,837,912)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(114,726)	(50,720)	(222,729)	(118,013)
Balance at end of period	$(4,262,576)	$(3,955,925)	$(4,262,576)	$(3,955,925)
Noncontrolling interest:
Balance at beginning of period	$1,401	$1,459	$1,430	$1,489
Net income (loss) attributable to noncontrolling interest	(12)	(14)	(41)	(44)
Balance at end of period	$1,389	$1,445	$1,389	$1,445
Total equity (deficit), balance at end of period	$(5,342)	$294,322	$(5,342)	$294,322

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	237,454	197,201	200,020	188,253
Shares issued for settlement of prepaid stock purchase contracts	—	841	29,636	7,550
Shares issued for warrant exercise	—	1,163	5,702	2,105
Restricted stock and restricted stock units, net	74	39	3,226	1,912
Shares withheld for employee taxes	(2)	(3)	(1,058)	(579)
Balance at end of period	237,526	199,241	237,526	199,241

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(222,770)	$(118,057)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on debt modification and extinguishment, net	35,661	2,267
Depreciation and amortization, net	289,710	271,147
Asset impairment	65,060	2,642
Deferred income tax (benefit) provision	(2,221)	(48)
Operating lease expense adjustment	(13,384)	(39,061)
Change in fair value of derivatives	1,087	2,004
Loss (gain) on sale of assets, net	(182)	(923)
Loss (gain) on facility operating lease termination, net	4,480	—
Non-cash stock-based compensation expense	9,701	10,651
Property and casualty insurance income	(3,691)	(6,281)
Changes in operating assets and liabilities:
Accounts receivable, net	(15,664)	(4,610)
Prepaid expenses and other assets, net	(13,183)	(6,414)
Prepaid insurance premiums financed with notes payable	(7,610)	(7,930)
Trade accounts payable and accrued expenses	35,319	5,071
Refundable fees and deferred revenue	1,140	2,789
Operating lease assets and liabilities for lessor capital expenditure reimbursements	20,038	7,732
Net cash provided by operating activities	183,491	120,979
Cash Flows from Investing Activities
Purchase of marketable securities	—	(39,191)
Sale and maturities of marketable securities	20,000	40,000
Capital expenditures, net of related payables	(137,872)	(150,938)
Acquisition of assets	(311,028)	—
Proceeds from sale of assets, net	8,133	7,017
Property and casualty insurance proceeds	3,691	6,297
Change in lease acquisition deposits, net	5,000	(2,000)
Purchase of interest rate cap instruments	(3,563)	(9,282)
Proceeds from interest rate cap instruments	4,466	14,816
Other	(176)	(235)
Net cash provided by (used in) investing activities	(411,349)	(133,516)
Cash Flows from Financing Activities
Proceeds from debt	320,774	264,038
Repayment of debt and financing lease obligations	(127,371)	(259,390)
Payment of financing costs, net of related payables	(7,880)	(6,309)
Payments of employee taxes for withheld shares	(6,178)	(3,425)
Net cash provided by (used in) financing activities	179,345	(5,086)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(48,513)	(17,623)
Cash, cash equivalents, and restricted cash at beginning of period	379,840	349,668
Cash, cash equivalents, and restricted cash at end of period	$331,327	$332,045

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 623 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care, connection, and services in an environment that feels like home. As of September 30, 2025, the Company owned 372 communities, representing a majority of the Company's community portfolio, leased 221 communities, and managed 30 communities.

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

The following table summarizes the Company's Secured Overnight Financing Rate ("SOFR") interest rate cap instruments as of September 30, 2025.

($ in millions)
Notional balance	$892.8
Weighted average fixed cap rate	4.26%
Weighted average remaining term	0.9 years
Estimated asset fair value (included in other assets, net)	$2.7

As of December 31, 2024, the estimated fair value of the SOFR interest rate cap instruments was $4.1 million included in other assets, net.

The following table summarizes the Company's SOFR interest rate swap instrument as of September 30, 2025.

($ in millions)
Notional balance	$230.0
Fixed interest rate	4.06%
Remaining term	1.0 year
Estimated fair value (included in other liabilities)	$(1.1)

As of December 31, 2024, the estimated fair value of the SOFR interest rate swap instrument was $(0.1) million included in other liabilities, net.

Property, Plant and Equipment and Leasehold Intangibles

During the three and nine months ended September 30, 2025 and 2024, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying value of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets primarily due to an expectation that certain underperforming communities will be disposed of resulting in a change in their intended holding periods. As a result of this change in intent, the Company compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over estimated fair value. The estimates of fair values of the property, plant and equipment of these communities were determined based on valuations provided by third-party pricing services and are classified within Level 3 of the valuation hierarchy. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $62.7 million and $65.1 million for the three and nine months ended September 30, 2025, respectively.

Long-term debt

The Company estimates the fair value of its debt primarily using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. The Company had outstanding long-term debt with a carrying amount of approximately $4.3 billion and $4.1 billion as of September 30, 2025 and December 31, 2024, respectively. Fair value of the long-term debt is approximately $4.3 billion and $3.8 billion as of September 30, 2025 and December 31, 2024, respectively. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

4. Revenue

Resident fee revenue by payor source is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Private pay	94.0%	93.8%	94.0%	93.9%
Government reimbursement	4.8%	4.9%	4.8%	4.7%
Other third-party payor programs	1.2%	1.3%	1.2%	1.4%

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

The Company had total deferred revenue (included within refundable fees and deferred revenue within the condensed consolidated balance sheets) of $49.0 million and $53.8 million, including $24.1 million and $29.4 million of monthly resident fees billed and received in advance, as of September 30, 2025 and December 31, 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized $52.8 million and $47.0 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2025 and 2024, respectively.

5. Property, Plant and Equipment and Leasehold Intangibles, Net

As of September 30, 2025 and December 31, 2024, net property, plant and equipment and leasehold intangibles consisted of the following.

(in thousands)	September 30, 2025	December 31, 2024
Land	$550,589	$532,719
Buildings and improvements	5,829,815	5,667,855
Furniture and equipment	1,238,870	1,182,026
Resident in-place lease intangibles	268,182	281,041
Construction in progress	48,354	32,965
Assets under financing leases and leasehold improvements	849,260	1,245,791
Property, plant and equipment and leasehold intangibles	8,785,070	8,942,397
Accumulated depreciation and amortization	(4,461,501)	(4,347,996)
Property, plant and equipment and leasehold intangibles, net	$4,323,569	$4,594,401

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $94.8 million and $90.1 million for the three months ended September 30, 2025 and 2024, respectively, and $278.6 million and $264.2 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company recognized $62.7 million and $65.1 million for the three and nine months ended September 30, 2025, respectively, of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets primarily due to the planned disposition of certain underperforming communities resulting in a change in their intended holding periods. The Company recognized $0.9 million and $2.6 million for the three and nine months ended

September 30, 2024, respectively, of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets primarily due to property damage sustained at certain communities.

As of September 30, 2025, four communities in the Assisted Living and Memory Care segment and two communities in the CCRCs segment were classified as held for sale, resulting in $68.8 million of net property, plant and equipment and leasehold intangibles assets being recognized as assets held for sale within the condensed consolidated balance sheet. The closings of the sales of the communities are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

6. Debt

Long-term debt consists of the following.

(in thousands)	September 30, 2025	December 31, 2024
Fixed rate mortgage notes payable due 2026 through 2047; weighted average interest rate of 4.74% and 4.65% as of September 30, 2025 and December 31, 2024, respectively	$2,698,526	$2,599,028
Variable rate mortgage notes payable due 2026 through 2030; weighted average interest rate of 6.71% and 6.89% as of September 30, 2025 and December 31, 2024, respectively	1,208,546	1,110,642
Convertible notes payable due October 2026; interest rate of 2.00% as of both September 30, 2025 and December 31, 2024	23,297	23,297
Convertible notes payable due October 2029; interest rate of 3.50% as of both September 30, 2025 and December 31, 2024	369,445	369,445
Tangible equity units senior amortizing notes due 2025; interest rate of 10.25% as of both September 30, 2025 and December 31, 2024	775	9,449
Notes payable for insurance premium financing due 2025; interest rate of 6.16% as of September 30, 2025	5,524	—
Deferred financing costs, net	(42,738)	(49,074)
Total long-term debt	4,263,375	4,062,787
Current portion	104,018	40,779
Total long-term debt, less current portion	$4,159,357	$4,022,008

As of September 30, 2025, the current portion of long-term debt within the Company's condensed consolidated financial statements includes $36.0 million of mortgage notes payable secured by assets held for sale.

As of September 30, 2025, the long-term debt, less current portion within the Company's condensed consolidated balance sheet includes $98.8 million of mortgage debt scheduled to mature in January 2026 for which the Company has the unilateral option to extend the maturity for one year subject to the satisfaction of certain conditions.

As of September 30, 2025, 88.1%, or $3.8 billion, of the Company's total debt obligations represented non-recourse property-level mortgage financings.

As of September 30, 2025, $1.9 million of letters of credit and no cash borrowings were outstanding under the Company's $100.0 million secured credit facility. The Company also had separate letter of credit facilities providing up to $85.0 million of letters of credit as of September 30, 2025 under which $68.9 million had been issued as of that date.

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

As of September 30, 2025, the Company is in compliance with the financial covenants of its debt agreements.

7. Leases

As of September 30, 2025, the Company operated 221 communities under long-term leases (212 operating leases and 9 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, the Company guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of September 30, 2025, the Company is in compliance with the financial covenants of its long-term lease agreements.

Lease right-of-use assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not recognize any such impairment charges for the three and nine months ended September 30, 2025 and 2024.

A summary of operating and financing lease expense (including the respective presentation on the condensed consolidated statements of operations) and net cash outflows from leases is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Leases (in thousands)	2025	2024	2025	2024
Facility operating expense	$1,971	$1,999	$6,105	$6,095
Facility lease expense	51,993	51,937	157,520	154,397
Operating lease expense	53,964	53,936	163,625	160,492
Operating lease expense adjustment (1)	4,685	12,489	13,384	39,061
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(8,706)	(6,432)	(20,038)	(7,732)
Operating net cash outflows from operating leases	$49,943	$59,993	$156,971	$191,821

(1)Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financing Leases (in thousands)	2025	2024	2025	2024
Depreciation and amortization	$715	$2,651	$3,949	$8,421
Interest expense: financing lease obligations	1,764	5,062	9,114	15,233
Financing lease expense	$2,479	$7,713	$13,063	$23,654

Operating cash outflows from financing leases	$1,764	$5,062	$9,114	$15,233
Financing cash outflows from financing leases	304	273	890	800
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	(35)	—	(40)	—
Total net cash outflows from financing leases	$2,033	$5,335	$9,964	$16,033

The aggregate amounts of future minimum lease payments (without giving effect to the early termination by Ventas, Inc. ("Ventas") of certain of the Company's community leases with maturity dates of December 31, 2025), including community, office, and equipment leases, recognized on the condensed consolidated balance sheet as of September 30, 2025 are as follows (in millions).

Year Ending December 31,	Operating Leases	Financing Leases
2025 (three months)	$57.1	$1.8
2026	183.5	7.2
2027	186.4	6.4
2028	183.9	6.3
2029	186.4	6.3
Thereafter	1,096.1	15.6
Total lease payments	1,893.4	43.6
Imputed interest and variable lease payments	(685.2)	(38.4)
Non-cash gain on future sale of property	—	20.7
Total lease obligations	$1,208.2	$25.9

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

8. Litigation

The Company has been and is currently involved in litigation and claims incidental to the conduct of its business, which it believes are generally comparable to other companies in the senior living and healthcare industries. In addition, the Company has been and currently is involved in putative class action litigation regarding staffing at the Company's communities and compliance with consumer protection laws and the Americans with Disabilities Act (and similar state laws). Certain claims and lawsuits allege large damage amounts, seek injunctive relief, and may require (and have required) significant costs to defend and resolve. The Company recorded $7.0 million in litigation expense for the three months ended December 31, 2024, representing its estimate of the Company’s ultimate cost to resolve such litigation, net of estimated probable insurance recoveries. The final outcome of the pending class action litigation is dependent on many factors that are difficult to predict. Accordingly the Company’s ultimate cost related to these matters may be materially different than the amount of the Company’s current estimate and accruals. The Company continues to vigorously defend against the pending putative class action cases.

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

Between October 2020 and June 2021, alleged stockholders of the Company filed several stockholder derivative lawsuits in the federal courts for the Middle District of Tennessee and the District of Delaware, which were subsequently transferred to the Middle District of Tennessee and consolidated into two lawsuits, styled Davis v. Baier et al., No. 3:20-cv-00929 (M.D. Tenn.) (the “Davis Action”) and Templin v. Baier et al., No. 3:21-cv-00373 (M.D. Tenn.) (the “Templin Action”). The complaints in the Davis Action and the Templin Action incorporated substantively similar allegations to the securities lawsuit previously described. In January 2024, the court dismissed the Davis Action and the plaintiffs subsequently filed an appeal in the United States Court of Appeals for the Sixth Circuit. On July 9, 2025, the court approved a settlement of the Templin Action and entered a judgment dismissing the case with prejudice. The appeal in the Davis Action was stayed pending the completion of the settlement approval proceedings in the Templin Action, and on August 12, 2025, the Sixth Circuit granted the motion to dismiss the appeal as moot in light of the settlement of the Templin Action.

9. Stock-Based Compensation

Grants of restricted stock units and stock awards under the Company's 2024 Omnibus Incentive Plan were as follows.

(in thousands, except for weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2025	2,806	$5.12	$14,366
Three months ended June 30, 2025	175	$6.29	$1,100
Three months ended September 30, 2025	13	$7.75	$100

10. Earnings Per Share

Potentially dilutive common stock equivalents for the Company include convertible senior notes, unvested restricted stock, and restricted stock units. Prior to September 30, 2025, the potentially dilutive common stock equivalents for the Company also included warrants and prepaid stock purchase contracts.

As of September 30, 2025, $23.3 million in aggregate principal amount of the Company's 2.00% convertible senior notes due 2026 (the "2026 Notes") remain outstanding and the maximum number of shares issuable upon settlement of the 2026 Notes is 3.9 million (after giving effect to 1.0 million additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events). As of September 30, 2025, $369.4 million in aggregate principal amount of the Company’s 3.50% convertible senior notes due 2029 (the “2029 Notes”) remain outstanding and the maximum number of shares issuable upon settlement of the 2029 Notes is 55.0 million (after giving effect to 13.9 million additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events).

On July 26, 2020, the Company issued to Ventas a warrant (the "Warrant") to purchase 16.3 million shares of the Company’s common stock, $0.01 par value per share, at a price per share of $3.00. During the nine months ended September 30, 2025, the Company issued 5.7 million shares of common stock, upon the exercise of the Warrant by Ventas for the remaining 11.1 million shares, net of shares withheld to satisfy the aggregate exercise price. As of September 30, 2025, the Company had no outstanding warrants.

During the three months ended December 31, 2022, the Company issued 2,875,000 of its 7.00% tangible equity units (the "Units") at a public offering price of $50.00 per Unit for an aggregate offering of $143.8 million. Each Unit was comprised of a prepaid stock purchase contract and a senior amortizing note with an initial principal amount of $8.8996. In March 2025, the Company elected to exercise its right to settle the remaining outstanding 2,291,338 prepaid stock purchase contracts, pursuant to the early settlement right in the purchase contract agreement, and the Company delivered 29,636,386 shares of the Company's common stock upon settlement. As of September 30, 2025, the Company had no outstanding prepaid stock purchase contracts and $0.8 million payable in 2025 for the senior amortizing notes component of the Units.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Weighted average common shares outstanding	237,487	197,894	224,556	194,261
Weighted average minimum shares issuable under purchase contracts	—	30,230	9,770	32,678
Weighted average shares outstanding - basic	237,487	228,124	234,326	226,939

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

	As of September 30,
(in millions)	2025	2024
2026 Notes at initial conversion rate	2.9	28.4
Incremental shares issuable upon certain events for 2026 Notes	1.0	9.9
2029 Notes at initial conversion rate	41.1	—
Incremental shares issuable upon certain events for 2029 Notes	13.9	—
Warrants	—	12.6
Restricted stock and restricted stock units	4.1	6.4
Incremental shares issuable under purchase contracts	—	5.2
Total	63.0	62.5

11. Income Taxes

The difference between the Company's effective tax rate for the three and nine months ended September 30, 2025 and 2024 was primarily due to an increase in the benefit recorded on operational losses during the three and nine months ended September 30, 2025.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $27.8 million for the three months ended September 30, 2025, which was partially offset by an increase to the valuation allowance of $27.5 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $52.7 million for the nine months ended September 30, 2025, which was partially offset by an increase to the valuation allowance of $50.5 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $12.2 million for the three months ended September 30, 2024, which was offset by an increase to the valuation allowance of $12.5 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $28.9 million for the nine months ended September 30, 2024, which was partially offset by an increase to the valuation allowance of $28.8 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of September 30, 2025 and December 31, 2024 was $572.0 million and $521.5 million, respectively.

The increase in the valuation allowance for the nine months ended September 30, 2025 and 2024 is the result of current operating losses during the nine months ended September 30, 2025 and 2024 and by the anticipated reversal of future tax liabilities offset by future tax deductions.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three and nine months ended September 30, 2025 and 2024 which are included in income tax expense or benefit for the period. As of September 30, 2025, tax returns for years 2020 through 2024 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

12. Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental Disclosure of Cash Flow Information:
Interest paid	$173,696	$178,106
Income taxes paid, net of (refunds)	$1,415	$1,212

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$128,382	$144,634
Capital expenditures - development, net	13	624
Capital expenditures - non-development - reimbursable from lessor	20,078	8,014
Trade accounts payable	(10,601)	(2,334)
Net cash paid	$137,872	$150,938
Acquisition of assets:
Property, plant and equipment and leasehold intangibles, net	$1,028	$—
Financing lease obligations	277,208	—
Loss on debt modification and extinguishment, net	32,792	—
Net cash paid	$311,028	$—
Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$(195)	$(362)
Property, plant and equipment and leasehold intangibles, net	(7,756)	(6,291)
Other liabilities	—	559
Non-operating loss (gain) on sale of assets, net	—	(923)
Loss (gain) on sale of communities, net	(182)	—
Net cash received	$(8,133)	$(7,017)

Supplemental Schedule of Non-cash Operating, Investing, and Financing Activities:
Non-cash lease transactions, net:
Prepaid expenses and other assets, net	$(871)	$—
Property, plant and equipment and leasehold intangibles, net	(171)	427,444
Operating lease right-of-use assets	1,925	170,867
Financing lease obligations	(57)	(452,897)
Operating lease obligations	(306)	(145,414)
Accrued expenses	(5,000)	—
Loss (gain) on facility operating lease termination, net	4,480	—
Net	$—	$—

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

(in thousands)	September 30, 2025	December 31, 2024
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$253,448	$308,925
Restricted cash - current	41,815	39,871
Restricted cash - non-current	36,064	31,044
Total cash, cash equivalents, and restricted cash	$331,327	$379,840

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

The following tables set forth selected segment financial data.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue:(1)
Independent Living	$156,996	$150,380	$472,248	$448,870
Assisted Living and Memory Care	531,941	510,084	1,596,638	1,528,147
CCRCs	86,203	83,265	259,322	250,662
All Other	38,025	40,438	111,765	116,860
Total revenue	$813,165	$784,167	$2,439,973	$2,344,539

Community labor expenses:
Independent Living	$60,261	$57,706	$178,659	$171,473
Assisted Living and Memory Care	260,274	249,091	772,218	740,764
CCRCs	46,913	45,639	139,437	137,222
Other facility operating expenses:(2)
Independent Living	45,232	43,927	134,256	129,673
Assisted Living and Memory Care	130,982	129,225	391,475	382,002
CCRCs	23,323	22,694	70,244	67,205
Total facility operating expenses	$566,985	$548,282	$1,686,289	$1,628,339

Segment operating income:(3)
Independent Living	$51,503	$48,747	$159,333	$147,724
Assisted Living and Memory Care	140,685	131,768	432,945	405,381
CCRCs	15,967	14,932	49,641	46,235
All Other	2,698	2,676	7,941	7,910
Total segment operating income	210,853	198,123	649,860	607,250

General and administrative expense (including non-cash stock-based compensation expense)	50,866	44,929	153,713	137,325
Facility operating lease expense:
Independent Living	9,649	9,815	29,072	28,592
Assisted Living and Memory Care	38,827	38,543	117,834	114,238
CCRCs	3,227	3,369	9,748	9,584
Corporate and All Other	290	210	866	1,983
Depreciation and amortization:
Independent Living	28,097	23,526	80,427	68,430
Assisted Living and Memory Care	53,004	51,110	157,500	150,089
CCRCs	9,147	8,843	26,710	26,569
Corporate and All Other	4,544	6,585	13,984	19,131
Asset impairment:
Independent Living	14,624	233	14,624	233
Assisted Living and Memory Care	47,883	701	49,647	2,409
CCRCs	189	—	789	—
Loss (gain) on sale of communities, net	(139)	—	(182)	—
Loss (gain) on facility operating lease termination, net	4,480	—	4,480	—
Income (loss) from operations	$(53,835)	$10,259	$(9,352)	$48,667

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest expense:
Independent Living	$15,750	$16,301	$46,952	$48,666
Assisted Living and Memory Care	37,438	36,617	112,290	108,995
CCRCs	5,056	5,997	15,425	17,756
Corporate and All Other	5,330	7,401	17,019	10,153
Total interest expense	$63,574	$66,316	$191,686	$185,570

Capital expenditures:
Independent Living	$10,599	$10,853	$33,441	$35,824
Assisted Living and Memory Care	28,547	29,158	87,207	93,398
CCRCs	3,690	4,402	11,995	13,750
Corporate and All Other	4,347	4,210	15,830	10,300
Total capital expenditures	$47,183	$48,623	$148,473	$153,272

	As of
(in thousands)	September 30, 2025	December 31, 2024
Assets:
Independent Living(4)	$1,165,714	$1,252,736
Assisted Living and Memory Care	3,810,548	3,983,311
CCRCs	631,390	640,720
Corporate and All Other	405,056	458,795
Total assets	$6,012,708	$6,335,562

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
(4)The Company's total carrying amount of goodwill is included within the Independent Living segment and was $27.3 million as of both September 30, 2025 and December 31, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief, or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," "annualized," or other similar words or expressions, and include statements regarding our expected financial and operational results. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members; the effects of senior housing construction and development, lower industry occupancy, and increased competition; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment, and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; any resurgence or variants of the COVID-19 pandemic; limits on our ability to use net operating loss carryovers to reduce future tax payments; delays in obtaining regulatory approvals; the risks associated with tariffs and the uncertain duration of trade conflicts; disruptions in the financial markets or decreases in the appraised values or performance of our communities that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; our ability to generate sufficient cash flow to cover required interest, principal, and long-term lease payments and to fund our planned capital projects; the effect of any non-compliance with any of our debt or lease agreements (including the financial or other covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the inability to renew, restructure, or extend leases, or exercise purchase options at or prior to the end of any existing lease term; the effect of our indebtedness and long-term leases on our liquidity and our ability to operate our business; increases in market interest rates that increase the costs of our debt obligations; our ability to obtain additional capital on terms acceptable to us; departures of key officers and potential disruption caused by changes in management; increased competition for, or a shortage of, associates, wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us, including putative class action complaints; negative publicity with respect to any lawsuits, claims, or other legal or regulatory proceedings; costs to respond to, and adverse determinations resulting from, government inquiries, reviews, audits, and investigations; the cost and difficulty of complying with increasing and evolving regulation, including new disclosure obligations; changes in, or our failure to comply with, employment-related laws and regulations; the risks associated with current global economic conditions and general economic factors on us or our business partners such as inflation, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits, and insurance, interest rates, tax rates, tariffs, and geopolitical tensions or conflicts, the impact of seasonal contagious illness or other contagious disease in the markets in which we operate; actions of activist stockholders; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

Unless otherwise specified, references to "Brookdale," "we," "us," "our," or "the Company" in this Quarterly Report on Form 10-Q mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Overview

We are the nation's premier operator of senior living communities, operating and managing 623 communities in 41 states as of September 30, 2025, with the ability to serve approximately 57,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). As of September 30, 2025, we owned 372 communities (33,487 units), leased 221 communities (15,373 units), and managed 30 communities (4,416 units).

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

Community Acquisitions

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

Community Dispositions

We have continued executing on our ongoing capital recycling program through which we have exited non-strategic or underperforming owned assets or leases. Such activities completed during the nine months ended September 30, 2025 included the sale of 10 owned communities (257 units) and the disposal of 15 communities (1,701 units) through lease termination.

During the next twelve months, we expect to close on the disposition of six owned communities (773 units) classified as held for sale as of September 30, 2025. Additionally, we plan to market in 2025 and sell approximately 25 owned communities. The closings of the sales of the communities are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

In December 2024, we and certain of our subsidiaries, and Ventas, Inc. ("Ventas") and certain of its subsidiaries, amended the existing master lease arrangement pursuant to which we, at the time of the amendment, leased 120 communities (10,180 units). Beginning January 1, 2026, we will continue to lease 65 communities (4,055 units) under the master lease arrangement, which was extended through December 31, 2035 with one 10-year extension option remaining. The remaining 55 communities (6,127 units) that were not renewed are either being sold by Ventas or transitioned, with such transitions commencing on September 1, 2025. During the three months ended September 30, 2025, the lease terminated on 13 of such communities (1,412 units).

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

Comparison of Three Months Ended September 30, 2025 and 2024

Summary Operating Results

The following table summarizes our overall operating results for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2025	2024	Amount	Percent
Resident fees	$775,140	$743,729	$31,411	4.2%
Facility operating expense	566,985	548,282	18,703	3.4%
Net income (loss)	(114,738)	(50,734)	64,004	126.2%
Adjusted EBITDA	111,071	92,237	18,834	20.4%

The increase in resident fees was primarily attributable to a 5.3% increase in same community RevPAR, comprised of a 2.0% increase in same community RevPOR and a 260 basis point increase in same community weighted average occupancy. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $7.3 million less in resident fees during the three months ended September 30, 2025 compared to the prior year period.

The increase in facility operating expense was primarily attributable to a 5.1% increase in same community facility operating expense primarily resulting from increases in wage rates, estimated group health insurance expense, and utilities expense. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $6.4 million less in facility operating expense during the three months ended September 30, 2025 compared to the prior year period.

The increase in net loss was primarily attributable to a $61.8 million increase in non-cash impairment charges, primarily related to the planned disposition of certain underperforming communities resulting in a change in their intended holding periods, the increase in facility operating expense, a $5.1 million increase in transaction, legal, and organizational restructuring costs, and an increase in depreciation and amortization expense, partially offset by the increase in resident fees.

The increase in Adjusted EBITDA was primarily attributable to the increase in resident fees and a decrease in cash facility operating lease payments, partially offset by the increase in facility operating expense.

Operating Results - Senior Housing Segments

The following table summarizes the consolidated operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) for the three months ended September 30, 2025 and 2024, including operating results and data on a same community basis. The same community portfolio excludes 51 communities, including 42 communities (4,715 units) leased from Ventas with a lease maturity in 2025 and 6 communities (773 units) classified as assets held for sale. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$775,140	$743,729	$31,411		4.2%
Facility operating expense	$566,985	$548,282	$18,703		3.4%

Number of communities (period end)	593	619	(26)		(4.2)%
Total average units	50,012	50,836	(824)		(1.6)%
RevPAR	$5,158	$4,869	$289		5.9%
Weighted average occupancy	81.8%	78.9%	290	bps	n/a
RevPOR	$6,307	$6,171	$136		2.2%

Same Community Operating Results and Data
Resident fees	$677,183	$642,843	$34,340		5.3%
Facility operating expense	$489,458	$465,729	$23,729		5.1%

Number of communities	542	542	—		—%
Total average units	43,212	43,206	6		—%
RevPAR	$5,224	$4,959	$265		5.3%
Weighted average occupancy	82.3%	79.7%	260	bps	n/a
RevPOR	$6,348	$6,221	$127		2.0%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended September 30, 2025 and 2024, including operating results and data on a same community basis.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$156,996	$150,380	$6,616		4.4%
Facility operating expense	$105,493	$101,633	$3,860		3.8%

Number of communities (period end)	66	68	(2)		(2.9)%
Total average units	12,337	12,579	(242)		(1.9)%
RevPAR	$4,242	$3,985	$257		6.4%
Weighted average occupancy	83.8%	80.8%	300	bps	n/a
RevPOR	$5,063	$4,930	$133		2.7%

Same Community Operating Results and Data
Resident fees	$113,545	$107,889	$5,656		5.2%
Facility operating expense	$76,189	$72,190	$3,999		5.5%

Number of communities	53	53	—		—%
Total average units	9,137	9,134	3		—%
RevPAR	$4,142	$3,937	$205		5.2%
Weighted average occupancy	84.4%	82.6%	180	bps	n/a
RevPOR	$4,907	$4,766	$141		3.0%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 3.0% increase in same community RevPOR and a 180 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $1.3 million less in resident fees during the three months ended September 30, 2025 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily resulting from increases in wage rates, estimated group health insurance expense, and utilities expense. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $1.1 million less in facility operating expense during the three months ended September 30, 2025 compared to the prior year period.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended September 30, 2025 and 2024, including operating results and data on a same community basis.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$531,941	$510,084	$21,857		4.3%
Facility operating expense	$391,256	$378,316	$12,940		3.4%

Number of communities (period end)	510	534	(24)		(4.5)%
Total average units	32,941	33,523	(582)		(1.7)%
RevPAR	$5,370	$5,060	$310		6.1%
Weighted average occupancy	81.4%	78.5%	290	bps	n/a
RevPOR	$6,595	$6,448	$147		2.3%

Same Community Operating Results and Data
Resident fees	$495,950	$470,426	$25,524		5.4%
Facility operating expense	$360,048	$342,233	$17,815		5.2%

Number of communities	475	475	—		—%
Total average units	30,386	30,383	3		—%
RevPAR	$5,441	$5,161	$280		5.4%
Weighted average occupancy	81.9%	79.1%	280	bps	n/a
RevPOR	$6,647	$6,524	$123		1.9%
The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 280 basis point increase in same community weighted average occupancy and a 1.9% increase in same community RevPOR. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $6.0 million less in resident fees during the three months ended September 30, 2025 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily resulting from increases in wage rates, estimated group health insurance expense, and utilities expense. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $5.3 million less in facility operating expense during the three months ended September 30, 2025 compared to the prior year period.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended September 30, 2025 and 2024, including operating results and data on a same community basis.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$86,203	$83,265	$2,938		3.5%
Facility operating expense	$70,236	$68,333	$1,903		2.8%

Number of communities (period end)	17	17	—		—%
Total average units	4,734	4,734	—		—%
RevPAR	$6,070	$5,863	$207		3.5%
Weighted average occupancy	79.2%	76.7%	250	bps	n/a
RevPOR	$7,669	$7,644	$25		0.3%

Same Community Operating Results and Data
Resident fees	$67,688	$64,528	$3,160		4.9%
Facility operating expense	$53,221	$51,306	$1,915		3.7%

Number of communities	14	14	—		—%
Total average units	3,689	3,689	—		—%
RevPAR	$6,116	$5,831	$285		4.9%
Weighted average occupancy	80.7%	77.7%	300	bps	n/a
RevPOR	$7,578	$7,504	$74		1.0%
The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 300 basis point increase in same community weighted average occupancy and a 1.0% increase in the segment's same community RevPOR. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase, partially offset by lower skilled nursing revenue and an occupancy mix shift to more independent living residents.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense primarily resulting from increases in wage rates.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2025	2024	Amount	Percent
Management fees	$2,698	$2,676	$22	0.8%
Reimbursed costs incurred on behalf of managed communities	35,327	37,762	(2,435)	(6.4)%
Costs incurred on behalf of managed communities	35,327	37,762	(2,435)	(6.4)%
General and administrative expense	50,866	44,929	5,937	13.2%
Facility operating lease expense	51,993	51,937	56	0.1%
Depreciation and amortization	94,792	90,064	4,728	5.2%
Asset impairment	62,696	934	61,762	NM
Loss (gain) on sale of communities, net	(139)	—	(139)	NM
Loss (gain) on facility operating lease termination, net	4,480	—	4,480	NM
Interest income	3,020	4,663	(1,643)	(35.2)%
Interest expense	63,574	66,316	(2,742)	(4.1)%
Gain (loss) on debt modification and extinguishment, net	(326)	(2,267)	(1,941)	(85.6)%
Non-operating gain (loss) on sale of assets, net	—	20	(20)	(100.0)%
Other non-operating income (loss)	144	3,584	(3,440)	(96.0)%
Benefit (provision) for income taxes	(167)	(677)	(510)	(75.3)%

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

General and Administrative Expense. The increase in general and administrative expense was primarily attributable to $3.6 million of organizational restructuring costs related to senior leadership changes and our efforts to reduce general and administrative expense as we scaled our general and administrative costs in connection with community dispositions and $1.3 million of transaction costs for stockholder relations advisory matters in the current period. General and administrative expense includes transaction, legal, and organizational restructuring costs of $5.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Legal costs include charges associated with putative class action litigation. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Depreciation and Amortization. The increase in depreciation and amortization expense was primarily due to the acquisition of 36 communities previously subject to operating leases and the completion of capital expenditures at leased communities since the beginning of the prior year period.

Asset Impairment. During the three months ended September 30, 2025, we recorded $62.7 million of non-cash impairment charges primarily due to the planned disposition of certain underperforming communities resulting in a change in their intended holding periods. During the three months ended September 30, 2024, we recorded $0.9 million of non-cash impairment charges due to property damage sustained at certain communities.

Loss (gain) on facility operating lease termination, net. During the three months ended September 30, 2025, we recognized a $4.5 million loss on facility operating lease termination, net, as a result of the termination of leases. During the three months ended September 30, 2025, we terminated the leases for 14 communities.

Interest expense. The decrease in interest expense was primarily due to a decrease in the fair value of interest rate derivatives in the prior period.

Gain (Loss) on Debt Modification and Extinguishment, Net. The decrease in loss on debt modification and extinguishment, net was primarily due to debt modification costs recognized during the three months ended September 30, 2024 for the refinancing of mortgage debt.

Other Non-operating Income (Loss). The decrease in other non-operating income is due to decreased income recognized for insurance recoveries from our property and casualty insurance policies.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended September 30, 2025 and 2024 was primarily due to an increase in the benefit recorded on operating losses during the three months ended September 30, 2025.

We recorded an aggregate deferred federal, state, and local tax benefit of $27.8 million for the three months ended September 30, 2025, which was partially offset by an increase in the valuation allowance of $27.5 million. We recorded an aggregate deferred federal, state, and local tax benefit of $12.2 million for the three months ended September 30, 2024, which was offset by an increase to the valuation allowance of $12.5 million.

We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of September 30, 2025 and December 31, 2024 was $572.0 million and $521.5 million, respectively.

Comparison of Nine Months Ended September 30, 2025 and 2024

Summary Operating Results

The following table summarizes our overall operating results for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2025	2024	Amount	Percent
Resident fees	$2,328,208	$2,227,679	$100,529	4.5%
Facility operating expense	1,686,289	1,628,339	57,950	3.6%
Net income (loss)	(222,770)	(118,057)	104,713	88.7%
Adjusted EBITDA	352,260	287,669	64,591	22.5%

The increase in resident fees was primarily attributable to a 4.9% increase in same community RevPAR, comprised of a 2.4% increase in same community RevPOR and a 190 basis point increase in same community weighted average occupancy. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $9.2 million less in resident fees during the nine months ended September 30, 2025 compared to the prior year period.

The increase in facility operating expense was primarily attributable to a 4.5% increase in same community facility operating expense, primarily resulting from increases in wage rates, utilities expense, repairs and maintenance expense, and estimated group health insurance expense. The increase was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $8.6 million less in facility operating expense during the nine months ended September 30, 2025 compared to the prior year period.

The increase in net loss was primarily attributable to a $62.4 million increase in non-cash impairment charges, primarily related to the planned disposition of certain underperforming communities resulting in a change in their intended holding periods, the increase in facility operating expense, a $32.8 million loss on extinguishment of a financing obligation during the nine months ended September 30, 2025 for the reacquisition of three communities previously subject to sale-leaseback transactions for the amount by which the repurchase price exceeded the previously recognized financing obligation for such three communities, a $16.8 million increase in transaction, legal, and organizational restructuring costs, and an increase in depreciation and amortization expense, partially offset by the increase in resident fees.

The increase in Adjusted EBITDA was primarily attributable to the increase in resident fees and a decrease in cash facility operating lease payments, partially offset by the increase in facility operating expense.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the nine months ended September 30, 2025 and 2024 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$2,328,208	$2,227,679	$100,529		4.5%
Facility operating expense	$1,686,289	$1,628,339	$57,950		3.6%

Number of communities (period end)	593	619	(26)		(4.2)%
Total average units	50,555	50,934	(379)		(0.7)%
RevPAR	$5,109	$4,852	$257		5.3%
Weighted average occupancy	80.4%	78.3%	210	bps	n/a
RevPOR	$6,354	$6,197	$157		2.5%

Same Community Operating Results and Data
Resident fees	$2,021,727	$1,926,444	$95,283		4.9%
Facility operating expense	$1,442,777	$1,381,119	$61,658		4.5%

Number of communities	542	542	—		—%
Total average units	43,211	43,206	5		—%
RevPAR	$5,199	$4,954	$245		4.9%
Weighted average occupancy	81.1%	79.2%	190	bps	n/a
RevPOR	$6,411	$6,258	$153		2.4%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the nine months ended September 30, 2025 and 2024, including operating results and data on a same community basis.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$472,248	$448,870	$23,378		5.2%
Facility operating expense	$312,915	$301,146	$11,769		3.9%

Number of communities (period end)	66	68	(2)		(2.9)%
Total average units	12,501	12,572	(71)		(0.6)%
RevPAR	$4,197	$3,967	$230		5.8%
Weighted average occupancy	82.3%	80.1%	220	bps	n/a
RevPOR	$5,099	$4,950	$149		3.0%

Same Community Operating Results and Data
Resident fees	$338,176	$323,115	$15,061		4.7%
Facility operating expense	$223,579	$213,795	$9,784		4.6%

Number of communities	53	53	—		—%
Total average units	9,137	9,134	3		—%
RevPAR	$4,112	$3,931	$181		4.6%
Occupancy rate (weighted average)	83.3%	82.0%	130	bps	n/a
RevPOR	$4,939	$4,795	$144		3.0%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 3.0% increase in same community RevPOR and a 130 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment’s same community facility operating expense, primarily resulting from increases in wage rates, repairs and maintenance expense, utilities expense, and estimated group health insurance expense.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the nine months ended September 30, 2025 and 2024, including operating results and data on a same community basis.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$1,596,638	$1,528,147	$68,491		4.5%
Facility operating expense	$1,163,693	$1,122,766	$40,927		3.6%

Number of communities (period end)	510	534	(24)		(4.5)%
Total average units	33,320	33,630	(310)		(0.9)%
RevPAR	$5,312	$5,038	$274		5.4%
Weighted average occupancy	79.9%	77.9%	200	bps	n/a
RevPOR	$6,647	$6,468	$179		2.8%

Same Community Operating Results and Data
Resident fees	$1,478,509	$1,407,155	$71,354		5.1%
Facility operating expense	$1,059,929	$1,013,422	$46,507		4.6%

Number of communities	475	475	—		—%
Total average units	30,385	30,384	1		—%
RevPAR	$5,407	$5,146	$261		5.1%
Weighted average occupancy	80.5%	78.5%	200	bps	n/a
RevPOR	$6,715	$6,553	$162		2.5%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 2.5% increase in same community RevPOR and a 200 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase. The increase in the segment's resident fees was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $8.5 million less in resident fees during the nine months ended September 30, 2025 compared to the prior year period.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, primarily resulting from increases in wage rates, utilities expense, and estimated group health insurance expense. The increase in the segment's facility operating expense was partially offset by the disposition of communities since the beginning of the prior year period, which resulted in $7.8 million less in facility operating expense during the nine months ended September 30, 2025 compared to the prior year period. The segment's same community facility operating expense for the nine months ended September 30, 2025 and 2024 excludes $1.2 million and $2.9 million, respectively, of natural disaster expense.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the nine months ended September 30, 2025 and 2024, including operating results and data on a same community basis.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	Amount		Percent
Resident fees	$259,322	$250,662	$8,660		3.5%
Facility operating expense	$209,681	$204,427	$5,254		2.6%

Number of communities (period end)	17	17	—		—%
Total average units	4,734	4,732	2		—%
RevPAR	$6,087	$5,886	$201		3.4%
Weighted average occupancy	78.7%	76.3%	240	bps	n/a
RevPOR	$7,731	$7,715	$16		0.2%

Same Community Operating Results and Data
Resident fees	$205,042	$196,174	$8,868		4.5%
Facility operating expense	$159,269	$153,902	$5,367		3.5%

Number of communities	14	14	—		—%
Total average units	3,689	3,688	1		—%
RevPAR	$6,176	$5,910	$266		4.5%
Weighted average occupancy	80.5%	77.5%	300	bps	n/a
RevPOR	$7,675	$7,627	$48		0.6%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 300 basis point increase in same community weighted average occupancy and a 0.6% increase in the segment's same community RevPOR. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase, and was partially offset by lower skilled nursing revenue and an occupancy mix shift to more independent living residents.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, primarily resulting from an increase in wage rates and food costs.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2025	2024	Amount	Percent
Management fees	$7,941	$7,910	$31	0.4%
Reimbursed costs incurred on behalf of managed communities	103,824	108,950	(5,126)	(4.7)%
Costs incurred on behalf of managed communities	103,824	108,950	(5,126)	(4.7)%
General and administrative expense	153,713	137,325	16,388	11.9%
Facility operating lease expense	157,520	154,397	3,123	2.0%
Depreciation and amortization	278,621	264,219	14,402	5.5%
Asset impairment	65,060	2,642	62,418	NM
Loss (gain) on sale of communities, net	(182)	—	(182)	NM
Loss (gain) on facility operating lease termination, net	4,480	—	4,480	NM
Interest income	9,587	14,155	(4,568)	(32.3)%
Interest expense	191,686	185,570	6,116	3.3%
Gain (loss) on debt modification and extinguishment, net	(35,661)	(2,267)	33,394	NM
Non-operating gain (loss) on sale of assets, net	—	923	(923)	(100.0)%
Other non-operating income (loss)	3,562	7,121	(3,559)	(50.0)%
Benefit (provision) for income taxes	780	(1,086)	1,866	NM

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

General and Administrative Expense. The increase in general and administrative expense was primarily attributable to $8.8 million of organizational restructuring costs related to senior leadership changes and our efforts to reduce general and administrative expense, as we scaled our general and administrative costs in connection with community dispositions and $8.0 million of transaction costs for stockholder relations advisory matters in the current period. General and administrative expense includes transaction, legal, and organizational restructuring costs of $17.3 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Legal costs include charges associated with putative class action litigation. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

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

Asset Impairment. During the nine months ended September 30, 2025, we recorded $65.1 million of non-cash impairment charges, primarily related to the planned disposition of certain underperforming communities resulting in a change in their intended holding periods. During the nine months ended September 30, 2024, we recorded $2.6 million of non-cash impairment charges primarily due to non-cash impairment charges for property damage sustained at certain communities.

Loss (gain) on facility operating lease termination, net. During the nine months ended September 30, 2025, we recognized a $4.5 million loss on facility operating lease termination, net, as a result of the termination of leases. During the nine months ended September 30, 2025, we terminated the leases for 15 communities.

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

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the nine months ended September 30, 2025 and 2024 was primarily due to an increase in the benefit recorded on operating losses during the nine months ended September 30, 2025.

We recorded an aggregate deferred federal, state, and local tax benefit of $52.7 million for the nine months ended September 30, 2025, which was partially offset by an increase in the valuation allowance of $50.5 million. We recorded an aggregate deferred federal, state, and local tax benefit of $28.9 million for the nine months ended September 30, 2024, which was partially offset by an increase to the valuation allowance of $28.8 million.

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

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2025	2024	Amount	Percent
Net cash provided by operating activities	$183,491	$120,979	$62,512	51.7%
Net cash provided by (used in) investing activities	(411,349)	(133,516)	277,833	NM
Net cash provided by (used in) financing activities	179,345	(5,086)	184,431	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	(48,513)	(17,623)	30,890	NM
Cash, cash equivalents, and restricted cash at beginning of period	379,840	349,668	30,172	8.6%
Cash, cash equivalents, and restricted cash at end of period	$331,327	$332,045	$(718)	(0.2)%
Adjusted Free Cash Flow	$45,482	$(17,960)	$63,442	NM

The increase in net cash provided by operating activities was primarily attributable to an increase in resident fees, a $22.6 million decrease in cash facility operating lease payments, and a $12.1 million increase in lessor reimbursements for capital expenditures for operating leases compared to the prior year period, partially offset by an increase in facility operating expense compared to the prior year period.

The increase in net cash used in investing activities was primarily attributable to $311.0 million of cash paid for the acquisition of formerly leased communities in the current period.

The change in net cash provided by (used in) financing activities was primarily attributable to a $132.0 million decrease in repayment of debt and financing lease obligations compared to the prior year period and a $56.7 million increase in debt proceeds compared to the prior year period.

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

We are highly leveraged and have significant debt and lease obligations. As of September 30, 2025, we had $4.3 billion of debt outstanding at a weighted average interest rate of 5.18%. As of such date, 88.1%, or $3.8 billion, of our total debt obligations represented non-recourse property-level mortgage financings.

As of September 30, 2025, we had $1.2 billion of operating and financing lease obligations, and for the twelve months ending September 30, 2026, we will be required to make approximately $200.0 million of cash lease payments in connection with our existing operating and financing leases (without giving effect to the early termination by Ventas of certain of our community leases with maturity dates of December 31, 2025).

Total liquidity of $351.6 million as of September 30, 2025 included $253.4 million of unrestricted cash and cash equivalents (excluding restricted cash of $77.9 million) and $98.1 million of availability on our secured credit facility (excluding $16.1 million of availability on our separate letter of credit facilities, which can be drawn only as letters of credit). Total liquidity as of September 30, 2025 decreased $37.7 million from total liquidity of $389.3 million as of December 31, 2024. The decrease was primarily attributable to cash paid for acquisitions, net of financing proceeds, and the repayment of mortgage debt, partially offset by $45.5 million of Adjusted Free Cash Flow and a $37.6 million increase in availability on our secured credit facility during the period.

As of September 30, 2025, our current liabilities exceeded current assets by $100.8 million. Included in our current liabilities is $82.4 million of the current portion of operating and financing lease obligations, for which the associated right-of-use assets are excluded from current assets on our condensed consolidated balance sheets. We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand and cash equivalents, availability on our secured credit facility, and proceeds from financings and refinancings of various assets will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to focus on increasing our RevPAR, maintaining appropriate expense discipline, continuing to refinance or exercise available extension options for maturing debt, continuing to evaluate our capital structure and the state of debt and equity markets, and monetizing non-strategic or underperforming owned assets. There is no assurance that financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in monetizing certain assets or exercising extension options.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission ("SEC") on February 19, 2025. Since the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance, decreases in their appraised values, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities’ maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. As of September 30, 2025, 9% of our owned communities were unencumbered by mortgage debt.

We have $98.8 million and $227.1 million of mortgage notes payable scheduled to mature in January 2026 and October 2026, respectively, with one-year extension options, exercisable by us subject to the satisfaction of certain conditions. We expect to satisfy the conditions to exercise the options to extend the mortgage notes payable for the additional one-year term. We have completed the refinancing of all of our mortgage debt maturities due in 2025. Our other debt maturities in 2026 are $20.3 million of mortgage debt and the $23.3 million aggregate principal amount of the 2026 Notes. Our inability to obtain refinancing proceeds sufficient to cover 2026 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

The following table summarizes our capital expenditures for the nine months ended September 30, 2025 for our consolidated business.

(in thousands)
Community-level capital expenditures, net(1)	$109,649
Corporate capital expenditures, net	18,733
Non-development capital expenditures, net(2)	128,382
Development capital expenditures, net	13
Total capital expenditures, net	$128,395

(1)Reflects the amount invested, net of lessor reimbursements of $20.1 million.

(2)Amount is included in Adjusted Free Cash Flow.

In the aggregate, we expect our full-year 2025 non-development capital expenditures, net of anticipated lessor reimbursements and property and casualty insurance proceeds, to be $170.0 million to $175.0 million. We anticipate that our 2025 capital expenditures will be funded from cash on hand, cash equivalents, cash flows from operations, and reimbursements from lessors.

Credit Facilities

In December 2023, we amended our revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The amended agreement provides an expanded commitment amount of up to $100.0 million which can be drawn in cash or as letters of credit. The credit facility matures in January 2027, and we have the option to extend the facility for two additional terms of approximately one year each subject to the satisfaction of certain conditions. We expect to satisfy the conditions to exercise the option to extend the facility for the first additional term. Amounts drawn under the facility will bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging from 2.5% to 3.0% based upon the percentage of the total commitment drawn. Additionally, a quarterly commitment fee of 0.25% per annum was applicable on the unused portion of the facility as of September 30, 2025. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon certain calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of September 30, 2025, $1.9 million of letters of credit and no cash borrowings were outstanding under our $100.0 million secured credit facility and the facility had $98.1 million of availability. We also had separate letter of credit facilities providing up to $85.0 million of letters of credit as of September 30, 2025 under which $68.9 million had been issued as of that date.

Long-Term Leases

As of September 30, 2025, we operated 221 communities under long-term leases (212 operating leases and 9 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, we guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

For the nine months ended September 30, 2025, our cash lease payments for our operating leases were $177.0 million and for our financing leases were $10.0 million. For the twelve months ending September 30, 2026, we will be required to make approximately $200.0 million of cash lease payments in connection with our existing operating and financing leases (without giving effect to the early termination by Ventas of certain of our community leases with maturity dates of December 31, 2025).

Debt and Lease Covenants

Certain of our long-term debt and lease documents contain restrictions, maintenance and capital expenditure obligations, and financial covenants, such as those requiring us to maintain prescribed minimum liquidity and net worth levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date. As of September 30, 2025, our liquidity was $351.6 million.

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

As of September 30, 2025, we are in compliance with the financial covenants of our debt agreements and long-term leases.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP performance measure that we define as net income (loss) excluding: benefit/provision for income taxes, non-operating income/expense items, and depreciation and amortization; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, legal, cost reduction, or organizational restructuring items that management does not consider as part of our underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include non-cash impairment charges, operating lease expense adjustment, non-cash stock-based compensation expense, gain/loss on sale of communities, gain/loss on facility operating lease termination, and transaction, legal, and organizational restructuring costs. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Legal costs include charges associated with putative class action litigation. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$(114,738)	$(50,734)	$(222,770)	$(118,057)
Provision (benefit) for income taxes	167	677	(780)	1,086
Loss (gain) on debt modification and extinguishment, net	326	2,267	35,661	2,267
Non-operating loss (gain) on sale of assets, net	—	(20)	—	(923)
Other non-operating (income) loss	(144)	(3,584)	(3,562)	(7,121)
Interest expense	63,574	66,316	191,686	185,570
Interest income	(3,020)	(4,663)	(9,587)	(14,155)
Income (loss) from operations	(53,835)	10,259	(9,352)	48,667
Depreciation and amortization	94,792	90,064	278,621	264,219
Asset impairment	62,696	934	65,060	2,642
Loss (gain) on sale of communities, net	(139)	—	(182)	—
Loss (gain) on facility operating lease termination, net	4,480	—	4,480	—
Operating lease expense adjustment	(4,685)	(12,489)	(13,384)	(39,061)
Non-cash stock-based compensation expense	2,633	3,403	9,701	10,651
Transaction, legal, and organizational restructuring costs	5,129	66	17,316	551
Adjusted EBITDA	$111,071	$92,237	$352,260	$287,669

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$76,525	$66,455	$183,491	$120,979
Net cash provided by (used in) investing activities	(34,195)	(58,113)	(411,349)	(133,516)
Net cash provided by (used in) financing activities	(34,565)	(38,801)	179,345	(5,086)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$7,765	$(30,459)	$(48,513)	$(17,623)

Net cash provided by operating activities	$76,525	$66,455	$183,491	$120,979
Changes in prepaid insurance premiums financed with notes payable	(7,484)	(7,772)	7,610	7,930
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(8,706)	(6,432)	(20,038)	(7,732)
Non-development capital expenditures, net	(38,441)	(41,718)	(128,382)	(144,634)
Property and casualty insurance proceeds	204	3,593	3,691	6,297
Payment of financing lease obligations	(304)	(273)	(890)	(800)
Adjusted Free Cash Flow	$21,794	$13,853	$45,482	$(17,960)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of September 30, 2025, 71.8%, or $3.1 billion, of our long-term debt had a weighted average fixed interest rate of 4.58%. As of September 30, 2025, we had $1.2 billion of long-term variable rate debt, at a weighted average interest rate of 6.71%.

In the normal course of business, we enter into certain interest rate cap and swap agreements with major financial institutions to manage our risk above certain interest rates on variable rate debt. As of September 30, 2025, our $1.2 billion of outstanding long-term variable rate debt is indexed to SOFR plus a weighted average margin of 244 basis points. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in SOFR. As of September 30, 2025, $1.1 billion, or 92%, of our long-term variable rate debt is subject to interest rate cap or swap agreements and $0.1 billion of our variable rate debt is not subject to any interest rate cap or swap agreements. For our SOFR interest rate cap and swap agreements, as of September 30, 2025, the weighted average fixed interest rate is 4.22% and the weighted average remaining term is 0.9 years. Many of our long-term variable rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in SOFR as of September 30, 2025.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$3.6
200	5.0
500	8.9
1,000	13.9

(1)Amounts are after consideration of interest rate cap and swap agreements in place as of September 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We recently completed the deployment of a new enterprise resource planning system (“ERP”) which replaced certain of our existing financial and operating systems. We have made changes to our internal control over financial reporting to address the related processes and systems. Other than the implementation, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended September 30, 2025 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
7/1/2025 - 7/31/2025	—	$—	—	$44,026
8/1/2025 - 8/31/2025	2,298	7.31	—	44,026
9/1/2025 - 9/30/2025	—	—	—	44,026
Total	2,298	$7.31	—

(1)Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock units. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock units or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)In 2016, our Board of Directors approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of September 30, 2025, $44.0 million remained available under the repurchase program.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On July 16, 2025, Lee S. Wielansky, a member of our Board of Directors, terminated a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted December 6, 2024 for the sale of up to 40,000 shares of common stock.

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
10.1
Amended and Restated Tier I Severance Pay Policy dated August 5, 2025 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2025 (File No. 001-32641)).

10.2
Employment Agreement dated October 1, 2025 by and between the Company and Nikolas W. Stengle. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2025 (File No. 001-32641)).†

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Dawn L. Kussow
Name:	Dawn L. Kussow
Title:	Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)
Date:	November 7, 2025