Form 10-K
period 2025-12-31
Brookdale Senior Living Inc.
filed 2026-02-19
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter was approximately $1.6 billion. The market value calculation was determined using a per share price of $6.96, the price at which the registrant's common stock was last sold on the New York Stock Exchange on such date.

As of February 17, 2026, 237,792,413 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted shares and restricted stock units).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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

Our Business

We are the nation's premier operator of senior living communities, operating and managing 584 communities in 41 states as of December 31, 2025, with the ability to serve approximately 51,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). As of December 31, 2025, we owned 370 communities (33,262 units), leased 178 communities (10,608 units), and managed 36 communities (4,374 units).

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

Strategy

Our goal is to be the first choice in senior living by being the nation's most trusted and effective senior living provider. Brookdale is committed to its mission—to enrich the lives of those we serve with compassion, respect, excellence, and integrity. We continue to focus on operational excellence achieved through a culture of caring, with people serving people. Brookdale is committed to its foundation as an operating company. We intend to enrich lives and drive value for our residents, families, associates, and stockholders and are focused on operational excellence that will position us for growth and capitalize on positive trends in demand demographics, customer preferences, and lower new supply in the industry, while using our unique Brookdale differentiators and scale to our advantage. Our key strategic priorities are as follows:

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

•Operational excellence, resulting in increased revenue, disciplined expense management, and accelerated growth. We believe that we provide highly valuable services to seniors, and we continually strive to expand the number of seniors we serve through targeted efforts to increase our occupancy levels while remaining focused on charging an appropriate rate for the services we provide. Over the near term, as occupancy continues to recover, we believe we can further improve controllable expense management and margin through leverage of fixed expenses while we continue to remain focused on meeting our residents' needs, providing high-quality care and personalized service, and remaining in compliance with applicable regulatory requirements. With this strategic priority, we are working to ensure that all communities are appropriately priced within their market. Through our targeted sales and marketing efforts, we plan to drive increased move-ins through enhanced outreach with impactful points of differentiation based on quality, clinical and healthcare expertise, a portfolio of choices, and high-quality, personalized service delivered by caring and engaged associates.

The above priorities coupled with robust supply-demand fundamentals are intended to provide long-term returns to our stockholders by driving organic growth through focusing on growing RevPAR (as defined below), Adjusted EBITDA (as defined below), and cash flow. We expect RevPAR will continue to be driven by both occupancy and RevPOR (as defined below) growth, propelled by (i) our strategic priorities, (ii) accelerating growth within our target demographic, and (iii) significantly lower supply growth. As occupancy grows, we anticipate benefiting from operating leverage, resulting in improving margins. With the combination of RevPAR growth and operating leverage, we expect to drive Adjusted EBITDA and cash flow increases.

Strategic innovation (including the execution of our healthcare strategy) remains an important factor for our long-term growth. We are regularly piloting programs in multiple areas with the intent to roll out successful initiatives to accelerate our growth potential. We also plan to continue to explore additional products and services that we may offer to our residents or to seniors living outside of our communities and, where opportunities arise, we would expect to pursue development, investment, and acquisition opportunities to further enhance and grow our senior living portfolio.

•Enhance healthcare and wellness. We desire to enable those we serve to live well by offering our residents a high-quality healthcare and wellness platform. We believe Brookdale is uniquely positioned to be not only a partner to providers and payors, but to be the senior living leader in the value-based healthcare ecosystem. As an example, we have expanded our Brookdale HealthPlus® program to a growing number of communities in certain markets. Brookdale HealthPlus®, which is a community-based, technology-enabled, proactive care coordination program, is designed to help improve residents' quality of life through evidence-based preventative care coordination. We believe our Brookdale HealthPlus® program can be a key differentiator for Brookdale in the market. We also continue to pilot the expansion of our private duty services business to serve those living outside of our communities. We believe the successful execution of these initiatives will improve resident health and well-being and drive incremental revenue and value creation (including through increasing move-ins and extending residents' average length of stay resulting in increased occupancy).

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

•Improve and grow our senior living portfolio. As we continue to focus on driving organic growth in our business, in the near and longer term, we also intend to (i) exit certain non-strategic or underperforming owned assets when possible, (ii) exit or restructure underperforming leases as we approach lease maturity, where possible, (iii) expand our footprint and services in certain core markets, and (iv) explore further growth opportunities, such as opportunistic acquisitions (including potential acquisitions of currently leased assets) and other expansions of our senior living business, subject to capital availability. Over the longer term, we expect that we will also continue to invest in our development capital expenditures program through which we expand, reposition, and redevelop selected existing senior living communities where economically advantageous.

We believe that our successful execution on these strategic priorities and our longer-term growth plans will allow us to achieve our goal to improve profitability and be the first choice in senior living by being the nation’s most trusted and effective senior living provider.

Recent Developments

Community Acquisitions

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

Welltower Portfolio Acquisition

In September 2024, we entered into a definitive agreement to acquire five senior living communities (686 units) that were leased by us from Welltower Inc. ("Welltower") for a purchase price of $175.0 million. Effective February 27, 2025, we successfully closed the acquisition, which was funded through proceeds from mortgage financings and cash on hand. As of December 31, 2024, these communities were held in a triple-net lease with annualized cash rent payments of $13.7 million.

Community Dispositions

We have continued executing on our ongoing capital recycling program through which we have exited non-strategic or underperforming owned assets or leases. Such activities completed during the year ended December 31, 2025 included the sale of 12 owned communities (482 units) for proceeds of $26.1 million, net of transaction costs, and the disposal of 58 communities (6,466 units) through lease termination.

During 2026, we plan to sell 29 owned communities (2,364 units), which we believe will generate approximately $200.0 million of proceeds. The closings of the expected sales of assets are subject (where applicable) to our successful marketing of such assets on terms acceptable to us. Further, the closings of the expected sales of assets are, or will be, subject to the satisfaction of various conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

In December 2024, we and certain of our subsidiaries, and Ventas, Inc. (“Ventas”) and certain of its subsidiaries, amended the existing master lease arrangement pursuant to which we, at the time of the amendment, leased 120 communities (10,180 units) previously subject to a maturity of December 31, 2025. As of January 1, 2026, we continue to lease 65 communities (4,055 units) under the master lease arrangement, which was extended through December 31, 2035 with one 10-year extension option remaining. The leases for the remaining 55 communities (6,125 units) (“Non-renewal Communities”) were terminated during 2025, with such terminations commencing on September 1, 2025. As of January 1, 2026, we continued to manage eight of the Non-renewal Communities, which were not transitioned to other operators by December 31, 2025, at a management fee of 5% of managed revenue.

Mortgage Financings

In December 2025, we completed a series of financing transactions with multiple lenders totaling $596.9 million. Through these transactions, we refinanced all of our $346.3 million remaining 2026 mortgage debt maturities and $190.7 million of our 2027 mortgage debt maturities, while further strengthening our balance sheet. Refer to Note 7 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for additional information on our recent mortgage debt financing transactions.

The Senior Living Industry

The senior living industry has undergone dramatic growth in the past several decades, marked by the emergence of assisted living communities in the mid-1990s, and it remains highly fragmented with numerous local and regional operators. According to data from the National Investment Center for the Seniors Housing & Care Industry ("NIC"), there were approximately 2,400 local and regional senior housing operators in the United States as of December 31, 2025, of which approximately 90% operated five or fewer communities. We are the largest of a limited number of operators that provide a broad range of community locations and service level offerings at varying price levels.

The industry attracted additional investment in the previous decade which resulted in increased construction and development of new senior housing supply. New community openings subjected the senior housing industry to oversupply and increased competitive pressures. Data from NIC shows that industry occupancy began to decrease starting in 2016 as a result of new openings and oversupply. During that time, we experienced an elevated rate of competitive new openings, with significant new competition opening in many markets, which adversely affected our occupancy, revenues, results of operations, and cash flow.

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

NIC data shows that new construction starts and openings for the senior housing industry have decreased significantly in recent years compared to the decade prior to the start of the COVID-19 pandemic. The recent impact of labor cost pressures, higher construction costs, elevated interest rates, and tighter credit conditions may continue to impact new constructions starts and competitive new openings for a period of time. In addition, lengthy pre-development and construction phases may continue to suppress supply growth in upcoming years.

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

Additional challenges in our industry include increased state and local regulation have led to an increase in the cost of doing business. The regulatory environment continues to intensify in the number and types of laws and regulations affecting us, accompanied by increased enforcement activity by state and local officials. In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future.

Competition

The senior living industry is highly competitive. We compete with numerous organizations, including not-for-profit entities, that offer similar communities and services, community-based service programs, retirement communities, convalescent centers, and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living, assisted living, and memory care sectors of the senior living industry are not substantial. Consequently, we may encounter competition that could limit our ability to attract and retain residents and associates, raise or maintain resident fees, and expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations, and cash flows. Additionally, while we believe it has become increasingly difficult for newly developed senior living communities to compete at our price points, certain competitors may price aggressively in order to better capture market share. Our major senior housing competitors include Discovery Senior Living, Erickson Senior Living, LCS, and multiple regional providers with large localized market presence, as well as a large number of not-for-profit entities.

Over the long term we plan to evaluate and, where opportunities arise, pursue development, investment, and acquisition opportunities. The market for acquiring and/or operating senior living communities is highly competitive, and some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. In addition, several publicly-traded and non-traded real estate investment trusts ("REITs") and private equity firms have similar objectives as we do, along with greater financial resources and/or lower costs of capital than we are able to obtain. Partially as a result of tax law changes enacted through REIT Investment Diversification and Empowerment Act ("RIDEA"), we compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties, the largest of which are Welltower and Ventas. Additionally, such REITs may have the ability to directly compete in the management of certain independent living facilities as a result of recent IRS rulings.

Our History

Brookdale Senior Living Inc. was formed as a Delaware corporation in June 2005 for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc. and Alterra Healthcare Corporation, which had been operating independently since 1986 and 1981, respectively. In 2005, we completed our initial public offering of common stock, and in 2006, we acquired American Retirement Corporation, another leading senior living provider that had been operating independently since 1978. In 2011, we completed the acquisition of Horizon Bay, which was the then-ninth largest operator of senior living communities in the United States. In 2014, we completed our acquisition of Emeritus Corporation through a merger, which was the then-second largest operator of senior living communities in the United States. Since our acquisition of Emeritus, we have disposed of over 450 communities through sales of owned communities and terminations of triple-net lease obligations.

Segments

As of December 31, 2025, we had three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy, and allocating capital resources.

Communities that we own or lease are included in the Independent Living, Assisted Living and Memory Care, or CCRCs segment, as applicable. Communities that we manage on behalf of others are included in the All Other category. The table below shows the number of communities and units within each of our senior housing segments and the All Other category as of December 31, 2025.

	Communities	Units	% of Total Units	Average Number of Units per Community
Independent Living	53	9,137	18.9%	172
Assisted Living and Memory Care	480	30,553	63.3%	64
CCRCs	15	4,180	8.7%	279
All Other	36	4,374	9.1%	122
Total	584	48,244	100.0%	83

For the year ended December 31, 2025, we generated 93.9% of our resident fee revenue from private pay residents, 4.8% from government reimbursement programs (primarily Medicaid and Medicare), and 1.3% from other payor sources. Our owned communities generated 66.5% of our resident fee revenue, and our leased communities generated 33.5% of our resident fee revenue. The table below shows the percentage of our resident fee and management fee revenue attributable to each of our segments or All Other category for the year ended December 31, 2025.

(in thousands)	Resident Fee and Management Fee Revenue	% of Total
Independent Living	$593,813	19.4%
Assisted Living and Memory Care	2,103,303	68.9%
CCRCs	345,596	11.3%
All Other	10,853	0.4%
Total resident fee and management fee revenue	$3,053,565	100.0%

Further operating results and financial metrics from our three reportable segments are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 19 to our consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

Our Community Offerings

We offer a variety of senior living communities in locations across the United States. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities. The majority of our units are organized in campus-like settings or stand-alone communities offering multiple service levels.

Independent Living Communities

Our independent living communities are primarily designed for middle to upper income seniors who desire to live in a residential setting that feels like home, without the efforts of ownership. Some of our independent living residents choose to relocate to a community in a metropolitan area that is closer to their adult children. The majority of our independent living communities consist of both independent and assisted living units in a single community, which allows residents to age-in-place by providing them with a broad continuum of senior independent and assisted living services to accommodate their changing needs. While the number varies depending upon the particular community, as of December 31, 2025 approximately 80% of all of the units at our independent living communities were independent living units, with the balance of the units operating as licensed assisted living and memory care units.

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

We also provide memory care services at freestanding memory care communities that are specifically designed for residents with dementia, including Alzheimer's disease and other forms of cognitive impairment. Our freestanding memory care communities average 39 units and some are part of a campus-like setting which includes a freestanding assisted living community. As of December 31, 2025, we provide memory care services at 312 of our communities, aggregating 8,353 memory care units across our segments. These communities include 100 freestanding memory care communities with 3,854 units included in our Assisted Living and Memory Care segment.

All residents at our assisted living and memory care communities are eligible to receive the basic care level, which includes ongoing health assessments, three meals per day and snacks, coordination of special diets planned by a registered dietitian, 24-hour staff assistance, assistance with medical care coordination, education and wellness programs, social and recreational activities designed for engagement, housekeeping, and personal laundry services. In some locations, we offer our residents exercise programs and programs designed to address needs associated with early stages of Alzheimer's disease and other dementias. For an additional cost at these communities, we offer higher levels of personal care services to residents who are more physically frail or require more frequent or intensive physical assistance or increased personal care and supervision due to cognitive impairments.

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

Management Services

As of December 31, 2025, we managed a total of 36 communities (4,374 units) on behalf of others, which represented 9% of our senior housing capacity. Under our management arrangements, we receive management fees, which are generally determined by an agreed upon percentage of gross revenues (as defined in the management arrangement), as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners.

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

•Geographically diverse, high-quality, purpose-built communities. As of December 31, 2025, we operated a nationwide base of 584 communities in 41 states.

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

We recently introduced a new operating structure. It is designed to focus on delivering operational excellence throughout our entire company from our communities to our national centers of excellence that are at our community support center. We have six strategic focused regions led by regional vice presidents with approximately 100 communities each, and they are leading the strategy, execution, and accountability in their markets under one Chief Operating Officer, who also manages the function of key operations departments. We believe that with decision responsibility focused regionally, we are faster to respond to our communities, and we can improve performance-driven actions. On a national level, Brookdale centers of excellence provide expert leadership, best practices, research, training, and key operational support that drives operational excellence. The alignment of these cross-functional leaderships at the regional and national levels we believe will allow us to leverage the scale of the nation's largest operator and execute with the nimbleness of a regional provider.

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

Depending upon the size and type of the community, each Executive Director is supported by key leaders, a Health and Wellness Director (or nursing director), and/or a Sales Director. The Health and Wellness Director is directly responsible for day-to-day care of our assisted living, memory care, and skilled nursing residents. The Sales Director oversees the community's sales, marketing, and community outreach programs. Other key positions supporting each community may include individuals responsible for dining services, healthcare services, resident activities, housekeeping, transportation, and maintenance.

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

Human Capital Resources

Our Associates

We are dedicated to enriching the lives of those we serve with compassion, respect, excellence, and integrity. We know that our success is dependent on attracting, engaging, developing, and retaining the best associates. As of December 31, 2025, we employed approximately 33,000 associates, 68% of whom were full-time. Approximately 1,300 centralized and regional community support associates support our community-based associates.

During 2025, we continued to focus on hiring the best associates and reducing turnover in order to decrease our use of more expensive premium labor. We continuously seek to ensure that our communities are staffed with the appropriate mix of full and part-time associates. By increasing the number of shifts staffed with our full- and part-time associates rather than contract labor, our contract labor costs have returned to pre-pandemic inflation-adjusted levels. We continue to work to reduce our reliance on overtime while remaining focused on meeting our residents' needs, providing high-quality care and personalized service, and remaining in compliance with applicable regulatory requirements. We continue to optimize our recruiting efforts to fill open positions, analyze wage rates in our markets, and make competitive adjustments.

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

Recruitment strategies

To attract individuals that are inspired by the opportunity to be part of something larger than themselves, we use a variety of strategies designed to recruit and hire diverse talent. We have strengthened our field recruiting strategies by collaborating closely with local operational leaders to understand current and future workforce needs. A key component of these recruiting strategies is enabling an agile, market, and region-based model that delivers targeted hiring support while continually enhancing our systems and processes. Additionally, we have expanded our efforts to recruit from military settings, including veterans and military spouse recruiting focuses. We actively partner with nursing schools, both nationally and locally, to encourage nursing students to pursue careers in assisted living and skilled nursing settings.

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

Retention

We believe the performance of our individual communities and of our Company as a whole are directly correlated to the retention of our key community leaders. Our 2025 annual incentive plan included the strategic objective of retaining key community leadership (Executive Directors, Health and Wellness Directors, and Sales Directors) in our same community portfolio. As a result of our retention initiatives, including a focus on re-recruiting current associates and providing development solutions focused on building competencies, skills, and capabilities, our retention of key community leaders in our same community portfolio increased for 2025 compared to 2024.

Total Rewards

To attract and retain the best associates, we offer a competitive total rewards program, which we believe is an important aspect of our overall compensation. Both full-time and part-time associates are offered benefits, including a 401(k) retirement savings plan with the opportunity for matching contributions, as well as medical, dental, and other types of insurance. In 2025, approximately half of our eligible full-time associates participated in our medical plans.

We also know maintaining overall well-being is important, which is why we offer benefits to cover a spectrum of needs. For example, all associates have access to free short-term counseling and well-being coaching. Associates enrolled in a Brookdale medical plan are also eligible to participate in a free coach-led digital program for weight loss, diabetes management and reversal, digestive health, menopause, as well as chronic back, knee, or hip pain. We also recognize the importance of financial wellbeing, which is why we offer access to a financial wellness program for all associates.

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

Industry Regulation

The regulatory environment surrounding the senior living industry continues to intensify in the number and type of laws and regulations affecting it. Federal, state, and local officials are increasingly focusing their efforts on enforcement of these laws and regulations. This can be particularly true for large for-profit, multi-community providers like us. Some of the laws and regulations that impact our industry include: state and local laws impacting licensure, protecting consumers against unfair and deceptive trade practices, and generally affecting the communities' management of property and equipment and how we otherwise conduct our operations, such as fire, health, safety, and privacy laws and regulations; federal and state laws governing Medicare and Medicaid, which regulate reimbursable costs, rates, quality of services, quality of care, food service, resident rights (including abuse and neglect) and fraud; federal and state residents' rights statutes and regulations; anti-kickback and physician self-referral ("Stark") laws; safety and health standards set by the Occupational Safety and Health Administration ("OSHA"); and federal, state, and local employment-related laws and regulations. We are unable to predict the future course of federal, state, and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on our business.

State and Local Regulation and Licensing

Many senior living communities and private duty home care agencies are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state, these requirements may address, among others, the following: personnel education, training, and records; community services; staffing; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; emergency power generator requirements; professional licensing and certification of staff; and resident rights and responsibilities. In several of the states in which we operate there are different levels of care that may be provided based on the level of licensure. In several of the states in which we operate assisted living and memory care communities, skilled nursing facilities or home care agencies require a certificate of need before a community or agency may be opened or the services at an existing community may be expanded. Senior living communities may also be subject to state and/or local building, zoning, fire, and food service codes and must be in compliance with these local codes before licensing or certification may be granted. These laws and regulatory requirements could affect our ability to expand into new markets and to expand our services and communities in existing markets.

Unannounced surveys or inspections may occur annually, bi- or tri-annually, or following a regulator's receipt of a complaint about a provider. From time to time in the ordinary course of business, we receive survey reports from state or federal regulatory bodies citing deficiencies resulting from such inspections or surveys. Most inspection deficiencies are resolved through a plan of corrective action relating to the community's operations, but the reviewing agency may have the authority to take further action against a licensed or certified community, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions or denial of payment for admissions, loss of certification as a provider under federal and/or state reimbursement programs, or imposition of other sanctions, including criminal penalties. Loss, suspension, or modification of a community license may also cause us to default under our debt and lease documents and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the providers' or facilities' history of compliance. In addition, states' Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living and memory care communities even if the community or any of its residents do not receive federal or state funds. We may also expend considerable resources to respond to federal and state investigations or other enforcement action under applicable laws or regulations (including investigations and actions by state Attorneys General and other state and local authorities). To date, none of the deficiency reports received by us has resulted in a suspension, fine, or other disposition that has had a material adverse effect on our revenues, results of operations, or cash flows. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole.

Regulation of the senior living industry is evolving at least partly because of the growing interests of a variety of advocacy organizations and political movements attempting to standardize regulations for certain segments of the industry, particularly assisted living and memory care. Our operations could suffer from future regulatory developments, such as federal assisted living and memory care laws and regulations, as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials or an increase in the number of citations that can result in civil or criminal penalties. Certain current state laws and regulations allow enforcement officials to make determinations on whether the care provided by one or more of our communities exceeds the level of care for which the community is licensed. Furthermore, certain states may allow citations in one provider or community to impact other providers or communities in the state. Revocation or suspension of a license, or a citation, at a given provider or community could therefore impact our ability to obtain new licenses or to renew existing licenses at other locations, which may also cause us to be in default under our loan or lease agreements and trigger cross-defaults or may also trigger defaults under certain of our credit agreements, or adversely affect our ability to operate and/or obtain financing in the future. If a state were to find that one community's or agency’s citation will impact another of our communities or agencies, this will also increase costs and result in increased surveillance by the state survey agency. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the enforcement of existing rules, including increased enforcement brought about by advocacy groups, in addition to federal and state regulators, our operations could be adversely affected. Any adverse finding by survey and inspection officials may serve as the basis for false claims lawsuits by private plaintiffs and may lead to investigations under federal and state laws, which may result in civil and/or criminal penalties against the community or individual.

Regulation Against Fraud, Abuse, and False Claims

There are various extremely complex federal and state laws governing a wide array of referrals, relationships, and arrangements and prohibiting fraud by healthcare providers, including those in the senior living industry, and governmental agencies are devoting increasing, and, in some case, significant, attention and resources to such anti-fraud initiatives. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the Balanced Budget Act of 1997 expanded the penalties for healthcare fraud. With respect to our participation in federal healthcare reimbursement programs, the government or private individuals acting on behalf of the government may bring an action under the False Claims Act alleging that a healthcare provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties. The False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government's recovery. Because of these incentives, so-called "whistleblower" suits have become more frequent.

Additionally, because we operate communities that participate in federal and/or state healthcare reimbursement programs, we are subject to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent, or are for items or services that were not provided as claimed. Similar state laws vary from state to state. Violation of any of these laws can result in loss of licensure, citations, sanctions, and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, or termination of participation in Medicare and Medicaid programs, which may also cause us to default under our debt and lease documents and/or trigger cross-defaults.

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

Medicare and Medicaid Programs

Reimbursements from Medicare and Medicaid represented 1.2% and 3.6%, respectively, of our consolidated resident fee revenue for the year ended December 31, 2025. Medicare and Medicaid reimbursements represented 15.3% of our CCRCs' resident fee revenue during such period.

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

Costs to seniors associated with independent living, assisted living, and memory care communities are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. For the year ended December 31, 2025, we generated 93.9% of our consolidated resident fee revenue from private pay residents. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our communities are located typically can afford to pay our monthly resident fees. Economic downturns, increased inflation, softness in the housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility, and changes in demographics could adversely affect the ability of seniors to afford our resident fees. If we are unable to retain and attract seniors with sufficient income, assets, or other resources required to pay the fees associated with independent living, assisted living, and memory care services and other service offerings, our occupancy, revenues, results of operations, and cash flow could decline. We have recently made the annual rate adjustment effective January 1, 2026 for our in-place private pay residents. The average increase was again higher than our typical annual rate adjustment in order to help offset our increased costs as a result of general cost inflation and investments in our communities and other corporate initiatives (including information systems and other strategic projects). Due to the competitive environment for new residents in our industry, our rate adjustments could slow our occupancy growth or result in a decrease in occupancy in our communities. Any use of promotional or other discounting would offset a portion of such rate adjustments in our RevPAR and RevPOR results. In addition, the rate adjustment may not be sufficient to offset our increased costs. The increase we implemented in January 2026 (and any rate increases that we implement in future years) could also result in a higher amount of attrition among our residents, which could negatively impact our occupancy, revenues, results of operations, and cash flows.

Senior housing construction and development, lower industry occupancy, and increased competition, may have an adverse effect on our occupancy, revenues, results of operations, and cash flow.

The senior living industry is highly competitive. We compete with numerous organizations, including not-for-profit entities, that offer similar communities and services, community-based service programs, retirement communities, convalescent centers, and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living, assisted living, and memory care sectors of the senior living industry are not substantial. In the decade prior to start of the COVID-19 pandemic in 2020, the industry historically attracted investments resulting in continuous increases in construction and development of new senior housing supply, and if this development were to return to pre-pandemic levels, it could result in increased competition. In addition, certain competitors may price aggressively in order to capture market share. Further, our competitors or other third parties may incorporate advanced technology, including artificial intelligence, into their business operations or services more quickly or more successfully than us, which could impair our ability to compete effectively. Such advances in technology and at-home services may also permit more seniors to age-in-place at home and could have an impact on the demand for senior living communities. We compete for residents on the basis of resident and family member satisfaction, reputation, location, service offerings, our communities’ physical characteristics, dining, and other amenities, among other things. Consequently, we may encounter competition that could limit our ability to attract and retain residents and associates, raise or maintain resident fees, and expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations, and cash flow.

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

We rely on reimbursement from government programs for a portion of our revenues, primarily in our CCRCs segment. For the year ended December 31, 2025, Medicare and Medicaid reimbursements represented 15.3% of our CCRCs segment’s resident fee revenue and 4.8% of our consolidated resident fee revenue. We cannot provide assurance that reimbursement levels will not decrease in the future, which could adversely affect our revenues, results of operations, and cash flow. Government efforts to reduce medical spending, along with broader healthcare reform, could result in major changes in the healthcare delivery and reimbursement systems on both the national and state levels, including a reduction in funds available for our services or increases in our operating costs. Such reimbursement levels may not remain at levels comparable to present levels or may not be sufficient to cover the costs allocable to patients eligible for reimbursement.

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

Failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or other unauthorized access to our information systems, or to comply with applicable privacy, security, and consumer protection laws, including HIPAA, could expose us to a number of adverse consequences, many of which are not insurable, including: (i) interruptions to our business, (ii) the theft, destruction, loss, misappropriation, or release of sensitive information, including proprietary business information and personally identifiable information of our residents and associates, (iii) significant remediation costs; (iv) negative publicity which could damage our reputation and our relationships with our residents, associates, and referral sources, (v) litigation and potential liability under privacy, security, and consumer protection laws, including HIPAA, or other applicable laws, rules, or regulations, and (vi) government inquiries which may result in sanctions and other criminal or civil fines or penalties. Any of the foregoing could materially and adversely impact our revenues, results of operations, and cash flow.

Failure to complete our capital expenditures in accordance with our plans may adversely affect our anticipated revenues, results of operations, and cash flow.

Our planned full-year 2026 non-development capital expenditures include maintenance, renovations, upgrades, and other major building infrastructure projects for our communities. Such projects may be needed to ensure that our communities are in appropriate physical condition to support our strategy, to meet regulatory standards, to protect the value of our community portfolio, and to remain competitive in our markets.

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

If the redesign and consolidation of certain technology platforms, including through the implementation of a core enterprise resource planning system, or ERP, does not proceed as expected or is not integrated successfully, our business and financial results may be adversely impacted.

During 2025, we implemented a new ERP. The redesign of various business processes and implementation of this ERP and other aspects of this transformative process required and may still require an investment of significant personnel and financial resources, including substantial expenditures for third-party consultants. This process could disrupt our operations or otherwise adversely affect us, including as the result of disruptions to business continuity, higher than anticipated expenditures, potential design defects, and adverse impacts on the effectiveness of our internal controls over financial reporting. If we are unable to integrate the ERP effectively, our financial position, results of operations, and cash flows may be adversely affected and we may be required to incur additional unanticipated expenditures to mitigate business impact. Moreover, there is no assurance that this new ERP and other aspects of this process will meet our current or future business needs or will operate as intended.

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

As of December 31, 2025, we had outstanding $3.9 billion principal amount of mortgage financing, $369.4 million of 3.50% convertible senior notes due 2029, $23.3 million of 2.00% convertible senior notes due 2026, and $60.6 million of letters of credit. If we are unable to extend or refinance our indebtedness prior to scheduled maturity dates, our liquidity and financial condition could be adversely impacted. Even if we are able to extend or refinance our maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

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

The amount of mortgage financing available for our communities is generally dependent on their appraised values and performance. Decreases in the appraised values of our communities, including due to adverse changes in real estate market conditions, or their performance, has resulted, and could continue to result, in available mortgage refinancing amounts that are less than the communities' maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. Due to lower operating performance for certain of our communities in prior years, we sought and obtained non-agency mortgage financings to partially refinance maturing Freddie Mac and Fannie Mae indebtedness. We cannot provide assurance that such non-agency mortgage financing will continue to be available as an alternative to Fannie Mae and Freddie Mac financing. We have completed the refinancing of all of our mortgage debt maturities due in 2026. Our inability to obtain refinancing proceeds sufficient to cover 2027 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

Certain of our debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum liquidity and net worth levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date. As of December 31, 2025, our liquidity was $377.7 million.

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

Our variable-rate debt obligations expose us to interest rate risk. In the normal course of business, we enter into interest rate agreements with major financial institutions to manage our risk above certain interest rates on variable-rate debt. These agreements only limit our exposure to increases in interest rates above certain levels and generally must be renewed every one to three years. Increases in prevailing interest rates will increase our payment obligations on our existing variable-rate obligations to the extent they are unhedged and may increase our future borrowing and hedging costs, which would negatively impact our results of operations and cash flow.

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

Our success depends on our ability to attract and retain qualified management and other associates who are responsible for the day-to-day operations of each of our communities. We compete with various healthcare service providers, other senior living providers, and hospitality and food services companies in attracting and retaining qualified associates. If we fail to attract and retain qualified associates, our ability to conduct our business operations effectively, our overall operating results, and cash flow could be harmed. In addition, if we fail to adequately onboard or appropriately train our associates, it could affect our ability to attract and retain such associates or adversely affect resident and family satisfaction. In recent years, we experienced pressures associated with the intensely competitive labor environment, including increased associate turnover and difficulty in filling open positions timely. Continued increased competition for, or a shortage of, nurses or other associates, general labor market conditions, low levels of unemployment, or general inflationary pressures, have required and may require that we enhance our pay and benefits package to compete effectively for such associates. In addition, we have experienced and may continue to experience wage pressures due to minimum wage and minimum salary threshold increases mandated by federal, state, and local laws. Third-party staffing agencies from which we source contract labor have increased the rates they charge which has resulted in, and may further result in, increases in the cost of contract labor. If we are unable to fill open positions timely, our reliance on premium labor may continue or increase. Increases in wages and any further increased use of premium labor would result in higher operating costs, and we may not be able to offset the added costs by increasing the rates we charge to our residents or our service charges, which would negatively impact our results of operations and cash flow.

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

We have been and are currently involved in litigation and claims incidental to the conduct of our business, which we believe are generally comparable to other companies in the senior living and healthcare industries. In addition, we have been and currently are involved in putative class action litigation regarding staffing at our communities and compliance with consumer protection laws and the Americans with Disabilities Act ("ADA") (and similar state laws). Certain claims and lawsuits allege large damage amounts, seek injunctive relief, and may require (and have required) significant costs to defend and resolve. As a result, we maintain general liability, professional liability, excess liability, and other insurance policies in amounts and with coverage and deductibles we believe are appropriate, based on the nature and risks of our business, historical experience, availability, and industry standards. Our current policies provide for deductibles for each claim and contain various exclusions from coverage. We use our wholly-owned captive insurance company for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs. Accordingly, we are, in effect, self-insured for claims that are less than the deductible amounts, for claims that exceed the funding level of our wholly-owned captive insurance company, and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits. If we experience a greater number of losses than we anticipate, or if certain claims are not covered by insurance, our results of operations and financial condition could be adversely affected.

The senior living industry entails an inherent risk of liability, particularly given the demographics of our residents and the services we provide, including incidents involving residents, associates, or visitors to our communities. In recent years, we, as well as other participants in our industry, have been subject to an increasing number of claims and lawsuits alleging that our services have resulted in resident or associate injury or other adverse effects. Many of these lawsuits involve large damage claims and significant legal costs. The frequency and magnitude of such alleged claims and legal costs may increase due to increased turnover and a higher use of contract labor. Many states continue to consider tort reform and how it will apply to the senior living industry. We may continue to be faced with the threat of large jury verdicts in jurisdictions that do not find favor with large senior living providers. There can be no guarantee that we will not have any claims that exceed our policy limits in the future, which could subject us to substantial uninsured liabilities.

If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected. In some states, state law may prohibit or limit insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Also, our insurance policies' deductibles, or self-insured retention, are accrued based on an actuarial projection of future liabilities. If these projections are inaccurate and if there is an unexpectedly large number of successful claims that result in costs in excess of our accrued liabilities, our operating results could be negatively affected. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our reputation and ability to attract residents or expand our business and could require our management to devote time to matters unrelated to the day-to-day operation of our business. Negative publicity with respect to any lawsuits, claims, or other legal or regulatory proceedings may also negatively impact our reputation. We also have to renew our policies every year and negotiate terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases and changes in coverage and other terms. There can be no assurance that we will be able to obtain liability insurance in the future or, if available, that such coverage will be available on acceptable terms.

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

There are various extremely complex federal and state laws governing a wide array of referrals, relationships, and arrangements and prohibiting fraud by healthcare providers, including those in the senior living industry, and governmental agencies are devoting increasing attention and resources to such anti-fraud initiatives. Some examples are HIPAA, the Balanced Budget Act of 1997, and the False Claims Act, which gives private individuals the ability to bring an action on behalf of the federal government. The violation of any of these laws or regulations may result in the imposition of fines or other penalties that could increase our costs and otherwise jeopardize our business. Because of incentives allowing a private individual to bring a claim on behalf of the federal government, so-called "whistleblower" suits have become more frequent.

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

In addition, new disclosure standards and rules related to environmental matters have been adopted and may continue to be introduced in various states and other jurisdictions. In October 2023, California adopted new carbon and climate-related reporting requirements for large public and private companies doing business in the state and other states are and have contemplated similar rules and regulations. If the nature, scope and complexity of environmental and climate change reporting, diligence, and disclosure requirements expand, significant effort and expenses could be required to comply with the evolving requirements. As our disclosure obligations increase, third parties may make claims or bring litigation relating to those disclosures, which may be costly.

Compliance with the Americans with Disabilities Act and Fair Housing Act, safety and health standards of the OSHA, and other fire, safety, health, and other regulations may require us to make unanticipated expenditures, which could increase our costs and therefore adversely affect our results of operations and financial condition.

Certain of our communities, or portions thereof, may be subject to compliance with the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial properties," but generally requires that buildings be made accessible to people with disabilities. If applicable, compliance with ADA requirements could require removal of access barriers and non-compliance could result in imposition of government fines or an award of damages to private litigants.

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

In addition, we are required to operate our communities in compliance with applicable safety and health standards of the OSHA, and other fire, health, and safety regulations, building codes and other land use regulations, and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. Like other healthcare facilities, senior living communities are subject to periodic survey or inspection by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular (often annual or bi-annual) schedule, and special surveys may result from a specific complaint filed by a resident, a family member, or one of our competitors. We may be required to make substantial capital expenditures to comply with those requirements.

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

Other Market Factors

We cannot predict the emergence and effects of future pandemics, epidemics or a severe cold and flu season on our business, results of operations, cash flow, liquidity, and stock price.

Due to the average age and prevalence of chronic medical conditions among our residents, they could be at disproportionately higher risk of becoming severely ill from pandemics, epidemics, or outbreaks of an infectious disease or other public health crisis, as occurred with the COVID-19 pandemic. If a future pandemic, epidemic, or outbreak were to occur, it could have a similar impact as the COVID-19 pandemic, including an adverse impact on our business, results of operations, cash flow, liquidity, and stock price, and on the nation’s economy and debt and equity markets and the local economies in our markets. Similarly, seasonal contagious illnesses such as cold and flu, which typically more severely impact seniors than the general population may negatively affect our occupancy. Severe cold and flu season, or other contagious disease in the markets in which we operate could result in a regulatory ban on admissions, decreased occupancy, and otherwise adversely affect our business.

Any future health crisis could also result in restrictions on visitors and move-ins at our communities as a result of infections at a community or as necessary to comply with regulatory requirements or at the direction of authorities having jurisdiction; perceptions regarding the safety of senior living communities; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; changes in our residents’ and their families’ ability to afford our resident fees; changes in the acuity levels of our new residents; increased costs for response efforts; greater use of contract labor and other premium labor; impacts on our ability to complete financings and refinancings of various assets or other transactions or to generate sufficient cash flow to cover required debt, interest, and lease payments and to satisfy financial and other covenants in our debt and lease documents; and increases in the frequency and magnitude of legal actions and liability claims that may arise due to such health crisis or our response efforts. We believe potential residents and their families were more cautious, or temporarily delayed their decision, regarding moving into senior living communities during the COVID-19 pandemic, and such caution could recur with a future pandemic, epidemic, or outbreak.

Various factors, including general economic conditions, could adversely affect our financial performance and other aspects of our business.

General economic conditions, such as inflation, the consumer price index, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits and insurance, interest rates, tax rates, and tariffs affect our facility operating, general and administrative and other expenses, and we have no control or limited ability to control such factors. Current global economic conditions and uncertainties, including geopolitical tensions, conflicts, potential recessions or economic downturns, other general political developments, the potential for failures or realignments of financial institutions, and the related impact on available credit may affect us and our business partners, landlords, counterparties, and residents or prospective residents in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing costs and expenses to us, increasing the risk that certain of our business partners, landlords, or counterparties would be unable to fulfill their obligations to us, and other impacts which we are unable to fully anticipate.

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

In the future, we may attempt to increase our capital resources by offering additional debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible securities, series of preferred shares, or shares of our common stock. Upon liquidation, holders of our debt securities and preferred stock, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our common stock. We may issue all of the shares of our common stock that are authorized but unissued (and not otherwise reserved for issuance under our stock incentive or purchase plans or outstanding convertible senior notes) without any action or approval by our stockholders. Additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock, or both. Shares of our preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their shareholdings in us.

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

Item 2.    Properties

Communities

As of December 31, 2025, we operated and managed 584 communities across 41 states, with the capacity to serve approximately 51,000 residents. As of December 31, 2025, we owned 370 communities, leased 178 communities, and managed 36 communities on behalf of others. As of December 31, 2025, 89% of our owned communities are subject to mortgages. The following table sets forth certain information regarding our owned, leased, and managed communities as of December 31, 2025, or, for occupancy, represents the weighted average occupancy for the month of December 2025.

		Number of Communities
State	Units	Owned	Leased	Managed	Total
Texas	7,516	52	16	11	79
Florida	4,921	44	16	—	60
California	3,829	31	4	1	36
Colorado	3,238	15	7	5	27
North Carolina	3,193	9	43	—	52
Ohio	2,585	14	13	4	31
Washington	2,514	19	11	—	30
Arizona	1,818	18	6	—	24
Tennessee	1,518	19	3	1	23
Michigan	1,398	12	8	1	21
New York	1,396	11	8	1	20
Oregon	1,197	11	7	—	18
Kansas	1,121	10	8	—	18
Illinois	1,117	3	3	1	7
New Jersey	1,024	7	5	—	12
Virginia	891	7	2	—	9
Alabama	760	4	—	—	4
Pennsylvania	742	8	1	—	9
Georgia	656	8	—	—	8
Massachusetts	618	3	2	—	5
Louisiana	606	6	—	1	7
Missouri	479	2	—	1	3
Idaho	478	6	—	—	6
Oklahoma	436	4	7	—	11
Wisconsin	431	5	3	3	11
Connecticut	422	2	2	—	4
Rhode Island	398	3	—	—	3
Mississippi	386	5	—	—	5
Maryland	359	3	—	1	4
Arkansas	332	4	—	—	4
South Carolina	292	5	1	—	6
New Mexico	283	2	—	—	2
Nevada	257	4	—	—	4
Indiana	226	3	2	—	5
Minnesota	179	3	—	5	8
Kentucky	163	2	—	—	2
Delaware	105	2	—	—	2
Vermont	101	1	—	—	1
West Virginia	93	1	—	—	1
New Hampshire	90	1	—	—	1
Montana	76	1	—	—	1
Total	48,244	370	178	36	584

December 2025 weighted average occupancy		82.2%	83.1%	81.9%	82.4%

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "BKD." As of February 17, 2026, there were approximately 282 holders of record of our common stock.

Dividend Policy

On December 30, 2008, our Board of Directors voted to suspend our quarterly cash dividend indefinitely. We may determine to pay a regular quarterly dividend to the holders of our common stock in the future, but in the near term, we anticipate deploying capital to, among other uses, fund planned capital expenditures or investments to support our strategy.

Our ability to pay and maintain cash dividends in the future will be based on many factors, including then-existing contractual restrictions or limitations, our ability to execute our strategy, our ability to negotiate favorable lease and other contractual terms, anticipated operating expense levels, our capital expenditure plans, the level of demand for our units, occupancy rates, the rates we charge, and our liquidity position. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. We can give no assurance as to our ability to pay or maintain dividends in the future. As we have done in the past, we may also pay dividends in the future that exceed our net income for the relevant period as calculated in accordance with generally accepted accounting principles in the United States ("GAAP").

Share Price Performance Graph

The following graph compares the five-year cumulative total return for Brookdale common stock with the comparable cumulative return of the Russell 3000 and S&P Health Care Indices.

The graph assumes that a person invested $100 in Brookdale stock and each of the indices on December 31, 2020 and that dividends are reinvested. The comparisons in this graph are not intended to forecast or be indicative of possible future performance of Brookdale shares or such indices.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Brookdale Senior Living Inc., the Russell 3000 Index
and the S&P 500 Health Care Index

$300
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Brookdale Senior Living Inc.
Russell 3000
S&P 500 Health Care

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved. Copyright© 2026 Russell Investment Group. All rights reserved.

	12/20	12/21	12/22	12/23	12/24	12/25
Brookdale Senior Living Inc.	$100.00	$116.48	$61.63	$131.38	$113.54	$243.57
Russell 3000	100.00	125.66	101.53	127.88	158.32	185.47
S&P Health Care	100.00	126.13	123.67	126.21	129.46	148.36

The performance graph and related information shall not be deemed to be filed as part of this Annual Report on Form 10-K and do not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate them by reference into such filing.

Recent Sales of Unregistered Securities

None during the quarter ended December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our common stock made during the three months ended

December 31, 2025 by or on behalf of us or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
10/1/2025 - 10/31/2025	29,744	$8.56	—	$44,026
11/1/2025 - 11/30/2025	2,522	$10.49	—	$44,026
12/1/2025 - 12/31/2025	—	$—	—	$44,026
Total	32,266	$8.71	—

(1)Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock units. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock units or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)In 2016, our Board of Directors approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope, and timing of any purchases will be based on business, market, and other conditions and factors, including price, regulatory, and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified, or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of December 31, 2025, $44.0 million remained available under the repurchase program.

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

For information regarding our business, including our strategy and recent developments regarding community acquisitions, dispositions, and mortgage financings, refer to "Item 1. Business." Refer to Note 3 in "Item 8. Financial Statements and Supplementary Data" for more information about acquisitions, dispositions, and other significant leasing transactions.

Results of Operations

As of December 31, 2025, our total operations included 584 communities with a capacity to serve approximately 51,000 residents. As of that date, we owned 370 communities (33,262 units), leased 178 communities (10,608 units), and managed 36 communities (4,374 units). The following discussion should be read in conjunction with our consolidated financial statements and the related notes, which are included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The results of operations for any particular period are not necessarily indicative of results for any future period.

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

As of December 31, 2025, we had three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy, and allocating capital resources.

Discussion of our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. Discussion of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 17, 2025.

Comparison of Years Ended December 31, 2025 and 2024

Summary Operating Results

The following table summarizes our overall operating results for the years ended December 31, 2025 and 2024.

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2025	2024	Amount	Percent
Resident fees	$3,042,712	$2,972,050	$70,662	2.4%
Facility operating expense	2,216,016	2,183,261	32,755	1.5%
Net income (loss)	(262,746)	(201,994)	60,752	30.1%
Adjusted EBITDA	457,819	386,194	71,625	18.5%

The increase in resident fees was primarily attributable to a 5.1% increase in same community RevPAR, comprised of a 210 basis point increase in same community weighted average occupancy and a 2.3% increase in same community RevPOR. The increase was partially offset by the disposition of communities, primarily though lease terminations, since the beginning of the prior year, which resulted in $56.9 million less in resident fees during the year ended December 31, 2025 compared to the prior year.

The increase in facility operating expense was primarily attributable to a 4.7% increase in same community facility operating expense, primarily resulting from increases in wage rates, utilities expense, estimated group health insurance expense, and repairs and maintenance expense. The increase was partially offset by the disposition of communities, primarily though lease terminations, since the beginning of the prior year, which resulted in $49.2 million less in facility operating expense during the year ended December 31, 2025 compared to the prior year.

The increase in net loss was primarily attributable to a $62.8 million increase in non-cash impairment charges, primarily related to the planned disposition of certain underperforming communities resulting in a change in their intended holding periods, the increase in facility operating expense, and a $32.8 million loss on extinguishment of a financing obligation during the year ended December 31, 2025 for the reacquisition of three communities previously subject to sale-leaseback transactions for the amount by which the repurchase price exceeded the previously recognized financing obligation for such three communities, partially offset by the increase in resident fees.

The increase in Adjusted EBITDA was primarily attributable to the increase in resident fees and a $34.8 million decrease in cash facility operating lease payments due to acquisitions and dispositions of previously leased communities, partially offset by the increase in facility operating expense.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the years ended December 31, 2025 and 2024 including operating results and data on a same community basis. The same community portfolio excludes 31 communities, including 29 communities (2,364 units) that we plan to sell during 2026. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2025	2024	Amount		Percent
Resident fees	$3,042,712	$2,972,050	$70,662		2.4%
Facility operating expense	$2,216,016	$2,183,261	$32,755		1.5%

Number of communities (period end)	548	619	(71)		(11.5)%
Total average units	49,297	50,910	(1,613)		(3.2)%
RevPAR	$5,134	$4,858	$276		5.7%
Weighted average occupancy	80.9%	78.6%	230	bps	n/a
RevPOR	$6,347	$6,182	$165		2.7%

Same Community Operating Results and Data
Resident fees	$2,626,630	$2,499,250	$127,380		5.1%
Facility operating expense	$1,863,451	$1,779,710	$83,741		4.7%

Number of communities	517	517	—		—%
Total average units	41,395	41,390	5		—%
RevPAR	$5,288	$5,032	$256		5.1%
Weighted average occupancy	82.3%	80.2%	210	bps	n/a
RevPOR	$6,423	$6,276	$147		2.3%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the years ended December 31, 2025 and 2024, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2025	2024	Amount		Percent
Resident fees	$593,813	$598,922	$(5,109)		(0.9)%
Facility operating expense	$396,267	$403,840	$(7,573)		(1.9)%

Number of communities (period end)	53	68	(15)		(22.1)%
Total average units	11,814	12,574	(760)		(6.0)%
RevPAR	$4,189	$3,969	$220		5.5%
Weighted average occupancy	82.8%	80.4%	240	bps	n/a
RevPOR	$5,061	$4,934	$127		2.6%

Same Community Operating Results and Data
Resident fees	$446,372	$423,854	$22,518		5.3%
Facility operating expense	$294,741	$280,450	$14,291		5.1%

Number of communities	52	52	—		—%
Total average units	8,940	8,937	3		—%
RevPAR	$4,161	$3,952	$209		5.3%
Weighted average occupancy	84.1%	82.4%	170	bps	n/a
RevPOR	$4,950	$4,795	$155		3.2%

The decrease in the segment's resident fees was primarily attributable to the disposition of communities, primarily though lease terminations, since the beginning of the prior year, which resulted in $26.7 million less in resident fees during the year ended December 31, 2025 compared to the prior year. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 3.2% increase in same community RevPOR and a 170 basis point increase in same community weighted average occupancy. The increase in the segment's RevPOR was primarily the result of the current year annual rate increase.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities, primarily though lease terminations, since the beginning of the prior year, which resulted in $18.9 million less in facility operating expense during the year ended December 31, 2025 compared to the prior year. The decrease was partially offset by an increase in the segment's same community facility operating expense, primarily resulting from increases in wage rates, repairs and maintenance expense, utilities expense, and estimated group health insurance expense. The segment's same community facility operating expense for the year ended December 31, 2024 excludes $1.2 million of natural disaster expense.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the years ended December 31, 2025 and 2024, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2025	2024	Amount		Percent
Resident fees	$2,103,303	$2,038,660	$64,643		3.2%
Facility operating expense	$1,539,893	$1,505,357	$34,536		2.3%

Number of communities (period end)	480	534	(54)		(10.1)%
Total average units	32,750	33,603	(853)		(2.5)%
RevPAR	$5,338	$5,045	$293		5.8%
Weighted average occupancy	80.5%	78.2%	230	bps	n/a
RevPOR	$6,632	$6,454	$178		2.8%

Same Community Operating Results and Data
Resident fees	$1,907,034	$1,813,739	$93,295		5.1%
Facility operating expense	$1,355,748	$1,293,174	$62,574		4.8%

Number of communities	451	451	—		—%
Total average units	28,766	28,765	1		—%
RevPAR	$5,525	$5,254	$271		5.2%
Weighted average occupancy	82.0%	79.8%	220	bps	n/a
RevPOR	$6,738	$6,586	$152		2.3%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 2.3% increase in same community RevPOR and a 220 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase. The increase in the segment's resident fees was partially offset by the disposition of communities, primarily though lease terminations, since the beginning of the prior year, which resulted in $31.5 million less in resident fees during the year ended December 31, 2025 compared to the prior year.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including increases in wage rates, estimated group health insurance expense, repairs and maintenance expense, and utilities expense. The increase in the segment's facility operating expense was partially offset by the disposition of communities, primarily though lease terminations, since the beginning of the prior year, which resulted in $29.1 million less in facility operating expense during the year ended December 31, 2025 compared to the prior year. The segment's same community facility operating expense for the year ended December 31, 2025 and 2024 excludes $1.2 million and $4.7 million, respectively, of natural disaster expense.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the years ended December 31, 2025 and 2024, including operating results and data on a same community basis.

(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2025	2024	Amount		Percent
Resident fees	$345,596	$334,468	$11,128		3.3%
Facility operating expense	$279,856	$274,064	$5,792		2.1%

Number of communities (period end)	15	17	(2)		(11.8)%
Total average units	4,733	4,733	—		—%
RevPAR	$6,085	$5,889	$196		3.3%
Weighted average occupancy	78.9%	76.6%	230	bps	n/a
RevPOR	$7,709	$7,691	$18		0.2%

Same Community Operating Results and Data
Resident fees	$273,224	$261,657	$11,567		4.4%
Facility operating expense	$212,962	$206,086	$6,876		3.3%

Number of communities	14	14	—		—%
Total average units	3,689	3,688	1		—%
RevPAR	$6,172	$5,912	$260		4.4%
Weighted average occupancy	80.7%	77.8%	290	bps	n/a
RevPOR	$7,648	$7,601	$47		0.6%

The increase in the segment's resident fees was primarily attributable to an increase in the segment's same community RevPAR, comprised of a 290 basis point increase in same community weighted average occupancy and a 0.6% increase in the segment's same community RevPOR. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase, and was partially offset by an occupancy mix shift to more independent living and assisted living residents and lower skilled nursing revenue.

The increase in the segment's facility operating expense was primarily attributable to an increase in the segment's same community facility operating expense, including increases in wage rates and food costs.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the years ended December 31, 2025 and 2024.

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2025	2024	Amount	Percent
Management fees	$10,853	$10,521	$332	3.2%
Reimbursed costs incurred on behalf of managed communities	140,501	142,916	(2,415)	(1.7)%
Costs incurred on behalf of managed communities	140,501	142,916	(2,415)	(1.7)%
General and administrative expense	195,141	185,850	9,291	5.0%
Facility operating lease expense	200,263	200,587	(324)	(0.2)%
Depreciation and amortization	355,527	357,788	(2,261)	(0.6)%
Asset impairment	71,349	8,557	62,792	NM
Loss (gain) on sale of communities, net	(2,368)	—	2,368	NM
Loss (gain) on facility operating lease termination, net	4,139	—	4,139	NM
Interest income	12,382	19,162	(6,780)	(35.4)%
Interest expense	254,292	252,575	1,717	0.7%
Gain (loss) on debt modification and extinguishment, net	(40,087)	(20,762)	19,325	93.1%
Non-operating gain (loss) on sale of assets, net	—	923	(923)	(100.0)%
Other non-operating income (loss)	3,802	9,376	(5,574)	(59.4)%
Benefit (provision) for income taxes	1,951	(4,646)	6,597	NM

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year, partially offset by an increase in community labor costs incurred for communities managed in both years.

General and Administrative Expense. The increase in general and administrative expense was primarily due to $9.3 million of organizational restructuring costs related to senior leadership changes and our efforts to reduce general and administrative expense, as we scaled our general and administrative costs in connection with community dispositions, and $8.0 million of transaction costs for stockholder relations advisory matters in the current year, partially offset by $7.0 million of legal expenses recognized in the prior year for certain putative class action litigation. General and administrative expense includes transaction, legal, and organizational restructuring costs of $18.1 million and $7.9 million for the years ended December 31, 2025 and 2024, respectively. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Legal costs include charges associated with putative class action litigation. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily due to a $21.7 million decrease attributable to the acquisition of formerly leased communities and a decrease attributable to the termination of community leases during the current year, partially offset by an increase attributable to the extension of community leases during the prior year at a higher annual lease expense.

Asset Impairment. During the year ended December 31, 2025, we recorded $71.3 million of non-cash impairment charges, primarily related to the planned disposition of certain underperforming communities resulting in a change in their intended holding periods. During the year ended December 31, 2024, we recorded $8.6 million of non-cash impairment charges, primarily for certain leased communities with lower than expected occupancy and decreased future cash flow estimates over the remaining lease term and for property damage sustained at certain communities during the year.

Interest Expense. The increase in interest expense was primarily due to debt obtained to finance the acquisition of 36 communities previously subject to operating leases subsequent to the beginning of the prior year.

Gain (Loss) on Debt Modification and Extinguishment, Net. The increase in loss on debt modification and extinguishment, net was primarily due to a $32.8 million loss on extinguishment of a financing obligation during the current year for the reacquisition of three communities previously subject to sale-leaseback transactions, partially offset by a $15.5 million loss on debt extinguishment in the prior year for the convertible notes issuance and exchange transactions. Refer to the "Convertible Senior Notes" section for additional information on the convertible notes issuance and exchange transactions.

Other Non-operating Income (Loss). The decrease in other non-operating income was due to decreased income recognized for insurance recoveries from our property and casualty insurance policies.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the years ended December 31, 2025 and 2024 was primarily due to a decrease in the tax expense resulting from the valuation allowance recorded against the benefit on operating losses. We recorded an aggregate deferred federal, state, and local tax benefit of $60.0 million for the year ended December 31, 2025, which was offset by an increase in the valuation allowance of $56.7 million. We recorded an aggregate deferred federal, state, and local tax benefit of $43.7 million for the year ended December 31, 2024, which was offset by an increase in the valuation allowance of $47.3 million.

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

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2025	2024	Amount	Percent
Net cash provided by operating activities	$218,030	$166,177	$51,853	31.2%
Net cash provided by (used in) investing activities	(455,951)	(278,066)	177,885	64.0%
Net cash provided by (used in) financing activities	201,089	142,061	59,028	41.6%
Net increase (decrease) in cash, cash equivalents, and restricted cash	(36,832)	30,172	(67,004)	NM
Cash, cash equivalents, and restricted cash at beginning of period	379,840	349,668	30,172	8.6%
Cash, cash equivalents, and restricted cash at end of period	$343,008	$379,840	$(36,832)	(9.7)%
Adjusted Free Cash Flow	$22,823	$(29,476)	$52,299	NM

The increase in net cash provided by operating activities was primarily attributable to an increase in resident fees and a $34.8 million decrease in cash facility operating lease payments, partially offset by an increase in facility operating expense compared to the prior year.

The increase in net cash used in investing activities was primarily attributable to an increase of $202.6 million of cash paid for the acquisition of formerly leased communities, partially offset by a $19.1 million increase in net proceeds from sale of assets.

The increase in net cash provided by financing activities was primarily attributable to a $152.4 million increase in debt proceeds compared to the prior year, partially offset by a $97.4 million increase in repayment of debt and financing lease obligations compared to the prior year.

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

We are highly leveraged and have significant debt and lease obligations. As of December 31, 2025, we had $4.3 billion of debt outstanding at a weighted average interest rate of 5.06%. As of such date, 89.7%, or $3.9 billion, of our total debt obligations represented non-recourse property-level mortgage financings.

As of December 31, 2025, we had $1.2 billion of operating and financing lease obligations, and for the twelve months ending December 31, 2026, we will be required to make approximately $191.6 million of cash lease payments in connection with our existing operating and financing leases.

As of December 31, 2025, we had $1.4 million of letters of credit and no cash borrowings were outstanding under our $100.0 million secured credit facility. We also had separate letter of credit facilities providing for up to $68.0 million of letters of credit as of December 31, 2025, under which $59.2 million had been issued as of that date.

Total liquidity of $377.7 million as of December 31, 2025 included $279.1 million of unrestricted cash and cash equivalents (excluding restricted cash of $63.9 million) and $98.6 million of availability on our secured credit facility. Total liquidity as of December 31, 2025 decreased $11.6 million from total liquidity of $389.3 million as of December 31, 2024. During 2026, we plan to sell 29 owned communities (2,364 units), which we believe will generate approximately $200.0 million of proceeds. The closings of the expected sales of assets are subject (where applicable) to our successful marketing of such assets on terms acceptable to us. Further, the closings of the expected sales of assets are, or will be, subject to the satisfaction of various conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

As of December 31, 2025, our current liabilities exceeded current assets by $14.0 million. Included in our current liabilities is $75.7 million of the current portion of operating and financing lease obligations, for which the associated right-of-use assets are excluded from current assets on our consolidated balance sheets. We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand, and cash equivalents, availability on our secured credit facility, and proceeds from financings and refinancings of various assets will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to focus on increasing our RevPAR, maintaining appropriate expense discipline, continuing to refinance or exercise available extension options for maturing debt, continuing to evaluate our capital structure and the state of debt and equity markets, and monetizing non-strategic or underperforming owned assets. There is no assurance that financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in monetizing certain assets or exercising extension options.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors." Since the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance, decreases in their appraised values, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities’ maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. As of December 31, 2025, 11% of our owned communities were unencumbered by mortgage debt.

As of December 31, 2025, the current portion of long-term debt was $77.5 million, which includes $23.3 million of our 2.00% convertible senior notes due October 15, 2026 and $19.6 million of mortgage notes payable secured by assets held for sale. We have completed the refinancing of all of our mortgage debt maturities due in 2026. Our inability to obtain refinancing proceeds sufficient to cover 2027 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

The following table summarizes our capital expenditures for the year ended December 31, 2025 for our consolidated business.

(in thousands)
Community-level capital expenditures, net (1)	$144,335
Corporate capital expenditures, net	26,365
Non-development capital expenditures, net (2)	170,700
Development capital expenditures, net	13
Total capital expenditures, net	$170,713

(1)Reflects the amount invested, net of lessor reimbursements of $32.6 million.

(2)Amount is included in Adjusted Free Cash Flow.

In the aggregate, we expect our full-year 2026 non-development capital expenditures, net of anticipated lessor reimbursements, to be approximately $175.0 million to $195.0 million. We anticipate that our 2026 capital expenditures will be funded from cash on hand, cash equivalents, cash flows from operations, and reimbursements from lessors. As of December 31, 2025, the average age of the buildings in our consolidated senior housing portfolio was approximately 28 years. To support our strategy and to protect the value of our community portfolio and ensure that our communities are in appropriate physical condition, over the intermediate term, we expect that our community-level non-development capital expenditures, net of lessor reimbursements, will be at annual levels in a similar range of 2026 projected spend.

Over the longer term, we expect that we will also continue to invest in our development capital expenditures program through which we expand, reposition, and redevelop selected existing senior living communities where economically advantageous.

Indebtedness

As of December 31, 2025, we had $4.3 billion of debt outstanding, at a weighted average interest rate of 5.06%. As of such date, 89.7%, or $3.9 billion, of our total debt obligations represented non-recourse property-level mortgage financings. As of December 31, 2025, we had $3.3 billion of long-term fixed-rate debt (including our $23.3 million principal amount of 2.00% convertible senior notes due 2026 and our $369.4 million principal amount of 3.50% convertible senior notes due 2029), at a weighted average interest rate of 4.70%.

As of December 31, 2025, we had $1.0 billion of long-term variable-rate debt, which is indexed to Secured Overnight Financing Rate ("SOFR") plus a weighted average margin of 244 basis points, at a weighted average interest rate of 6.18%. Increases in prevailing interest rates as a result of inflation or other factors will increase our payment obligations on our variable-rate obligations to the extent they are unhedged and may increase our future borrowing and hedging costs. In the normal course of business, we enter into interest rate agreements with major financial institutions to manage our risk above certain interest rates on variable-rate debt. Although we have interest rate cap or swap agreements in place for all of our $1.0 billion of outstanding long-term variable-rate debt as of December 31, 2025, these agreements only limit our exposure to increases in interest rates above certain levels and only for the remaining term of the existing interest rate cap or swap agreements. For our SOFR interest rate cap and swap agreements as of December 31, 2025, the weighted average fixed interest rate is 4.25%, and the weighted average remaining term is 0.9 years. Many of our long-term variable-rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements.

The annual aggregate scheduled maturities (including recurring principal payments) of long-term debt outstanding as of December 31, 2025 are as follows (in millions).

Years Ending December 31,	Fixed Rate Maturities	Variable Rate Maturities	Recurring Principal Payments	Long-term Debt	Weighted Rate
2026	$23.3	$—	$47.8	$71.1	3.79%
2027	561.2	58.6	48.6	668.4	4.85%
2028(1)	333.2	556.7	39.3	929.2	5.66%
2029	714.0	77.9	32.4	824.3	4.31%
2030	518.0	291.9	19.3	829.2	4.33%
Thereafter	956.2	24.0	35.9	1,016.1	5.95%
Total obligations	$3,105.9	$1,009.1	$223.3	4,338.3	5.06%
Less amount representing deferred financing costs, net				(45.8)
Total				$4,292.5

(1)Variable rate maturities include the maturities of $357.8 million of mortgage debt for which we have the option to extend the maturity for two additional terms of one year each subject to the satisfaction of certain conditions.

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

The Capped Call Transactions are separate transactions entered into by us with the Capped Call Counterparties and are not part of the terms of the 2026 Notes. The Capped Call Transactions had a cost of $15.9 million, which was paid on October 1, 2021 from the proceeds of the 2026 Notes. We account for Capped Call Transactions separately from the 2026 Notes and recognized the cost as a reduction of additional paid-in capital in the year ended December 31, 2021 as the Capped Call Transactions are indexed to our common stock. Subsequent to our convertible notes exchange transactions on October 3, 2024, the Capped Call Transactions remain outstanding with the terms unchanged and continue to cover the number of shares of our common stock that initially underlie the $230.0 million initial principal amount of 2026 Notes. Refer to Note 7 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for additional information on the convertible senior notes transactions.

2029 Convertible Senior Notes

On September 30, 2024, we entered into privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with certain holders of the 2026 Notes. On October 3, 2024, pursuant to the Exchange and Subscription Agreements, we issued $369.4 million aggregate principal amount of 3.50% convertible senior notes due 2029 (the "2029 Notes"). At closing, $219.4 million principal amount of the 2029 Notes were issued in exchange for $206.7 million principal amount of the 2026 Notes and $150.0 million principal amount of the 2029 Notes were issued for cash. As part of such transactions, $29.7 million principal amount of the 2029 Notes were issued in exchange for $28.0 million principal amount of the 2026 Notes in transactions with one holder and its affiliates whom beneficially owned more than 10% of the shares of the our common stock as of such date and at closing. The 2029 Notes were issued pursuant to, and are governed by, an Indenture (the “2029 Notes Indenture”), dated as of October 3, 2024 between EQ, as trustee and us. Following the closing, $23.3 million in aggregate principal amount of the 2026 Notes remain outstanding with the terms unchanged.

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

Credit Facilities

In December 2023, we amended our revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The amended agreement provides an expanded commitment amount of up to $100.0 million which can be drawn in cash or as letters of credit. The credit facility matures in January 2027, and we have the option to extend the facility for two additional terms of approximately one year each subject to the satisfaction of certain conditions. Amounts drawn under the facility will bear interest at SOFR plus an applicable margin ranging from 2.5% to 3.0% based upon the percentage of the total commitment drawn. Additionally, a quarterly commitment fee of 0.35% per annum was applicable on the unused portion of the facility as of December 31, 2025. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon certain calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of December 31, 2025, $1.4 million of letters of credit and no cash borrowings were outstanding under our $100.0 million secured credit facility, and the facility had $98.6 million of availability. We also had separate letter of credit facilities providing up to $68.0 million of letters of credit as of December 31, 2025 under which $59.2 million had been issued as of that date.

Long-Term Leases

As of December 31, 2025, we operated 178 communities under long-term leases (169 operating leases and 9 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, we guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to substantially all of our leased communities are fixed-rate leases with annual escalators that are fixed. We are responsible for all operating costs, including repairs and maintenance, property taxes, and insurance. As of December 31, 2025, the weighted average remaining lease term of our operating and financing leases was 9.9 and 6.3 years, respectively. The lease terms generally provide for renewal or extension options, or in certain cases, purchase options. The existing lease maturities of our senior housing community leases as of December 31, 2025 are as follows (without giving effect to future renewals or extension options).

Years Ending December 31,	Community Count	Total Units
2026	2	152
2027	—	0
2028	1	116
2029	17	735
2030	—	0
Thereafter	158	9,605
Total	178	10,608

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions, and financial covenants, such as those requiring us to maintain prescribed minimum liquidity and net worth levels and lease coverage ratios. We are required to spend approximately $23.0 million in aggregate for the 24-month period ending December, 31, 2027 for capital expenditures under certain of our community leases and approximately $116.0 million in aggregate thereafter under the initial lease terms of such leases. Our lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements and maintain insurance coverage. Certain leases contain cure provisions, which generally allow us to post an additional lease security deposit if the required covenant is not met.

Certain of our master leases contain radius restrictions, which limit our ability to own, develop, or acquire new communities within a specified distance from certain existing communities covered by such agreements. These radius restrictions could negatively affect our ability to expand, develop, or acquire senior housing communities and operating companies.

For the year ended December 31, 2025, our cash lease payments for our operating leases were $222.6 million and for our financing leases were $12.0 million. The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the consolidated balance sheet as of December 31, 2025 are as follows (in millions).

Years Ending December 31,	Operating Lease Payments	Financing Lease Payments	Total Minimum Lease Payments
2026	$184.5	$7.1	$191.6
2027	187.3	6.5	193.8
2028	184.5	6.3	190.8
2029	187.0	6.3	193.3
2030	179.6	6.3	185.9
Thereafter	919.9	9.3	929.2
Total minimum lease payments	$1,842.8	$41.8	$1,884.6

Debt and Lease Covenants

Certain of our long-term debt and lease documents contain restrictions, maintenance and capital expenditure obligations, and financial covenants, such as those requiring us to maintain prescribed minimum liquidity and net worth levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date. As of December 31, 2025, our liquidity was $377.7 million.

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

As of December 31, 2025, we are in compliance with the financial covenants of our debt agreements and long-term leases.

Summary of Contractual Obligations

The following table presents a summary of our material indebtedness and lease obligations, as of December 31, 2025.

	Payments Due during the Years Ending December 31,
(in millions)	2026	2027	2028(1)	2029	2030	Thereafter	Total
Principal on long-term debt(2)	$71.1	$668.4	$929.2	$824.3	$829.2	$1,016.1	$4,338.3
Interest on long-term debt(3)	220.2	206.8	172.7	125.5	80.4	59.8	865.4
Long-term debt obligations	291.3	875.2	1,101.9	949.8	909.6	1,075.9	5,203.7
Lease obligations	191.6	193.8	190.8	193.3	185.9	929.2	1,884.6
Total long-term debt and lease obligations	$482.9	$1,069.0	$1,292.7	$1,143.1	$1,095.5	$2,005.1	$7,088.3

(1)Principal on long-term debt includes the maturities of $357.8 million of mortgage debt for which we have the option to extend the maturity for two additional terms of one year each subject to the satisfaction of certain conditions.
(2)Excludes deferred financing costs of $45.8 million as of December 31, 2025.
(3)Represents contractual interest for all fixed-rate obligations and interest on variable rate instruments at the December 31, 2025 rate applicable for each instrument excluding the impact of interest rate cap and swap agreements. As of December 31, 2025, our long-term variable-rate debt had a weighted average interest rate of 6.18%. We are subject to market risks from changes in interest rates and increases or decreases in prevailing interest rates would change our payment obligations on our variable-rate obligations.

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

Long-Lived Asset Impairment

As of December 31, 2025, our long-lived assets were comprised primarily of $4.3 billion and $1.0 billion of net property, plant and equipment and leasehold intangibles and operating lease right-of-use assets, respectively.

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

In estimating the recoverability of asset groups for purposes of our long-lived asset impairment testing, we utilize future cash flow projections that are generally developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at our cash flow projections, we consider our historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, estimated asset holding periods, and other factors. In estimating the future cash flows of asset groups for purposes of our long-lived asset impairment test, we make certain key assumptions. Those assumptions include asset holding periods, future revenues, facility operating expenses, and cash flows, including sales proceeds that we would receive upon a sale of the assets. We corroborate the estimated asset sale proceeds we use in these calculations with capitalization rates or sales prices observable from recent market transactions.

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

During 2025, 2024, and 2023, we evaluated long-lived depreciable assets and lease right-of-use assets and determined that the carrying amount of these assets exceeded the undiscounted cash flows for certain of our communities. Estimated fair values were determined for these certain properties, and we recorded asset impairment charges. The following is a summary of asset impairment expense for these assets.

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Property, plant and equipment and leasehold intangibles, net	$69.4	$4.0	$6.3
Operating lease right-of-use assets	1.9	4.6	8.3
Total	$71.3	$8.6	$14.6

These impairment charges are primarily due to the planned disposition of certain underperforming communities resulting in a change in their intended holding periods and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

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

As of December 31, 2025, we accrued liabilities of $109.0 million for general liability, professional liability, and workers' compensation programs. During the years ended December 31, 2025 and 2024, we increased our estimate of the amount of aggregate accrued liabilities for these programs based on recent claims experience, resulting in an increase to operating expenses of $2.5 million and $13.5 million, respectively. During the year ended December 31, 2023, there was no significant adjustment to our operating expenses for any change in our estimate of the amount of these liabilities.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Years Ended December 31,
(in thousands)	2025	2024
Net income (loss)	$(262,746)	$(201,994)
Provision (benefit) for income taxes	(1,951)	4,646
Loss (gain) on debt modification and extinguishment, net	40,087	20,762
Non-operating loss (gain) on sale of assets, net	—	(923)
Other non-operating (income) loss	(3,802)	(9,376)
Interest expense	254,292	252,575
Interest income	(12,382)	(19,162)
Income (loss) from operations	13,498	46,528
Depreciation and amortization	355,527	357,788
Asset impairment	71,349	8,557
Loss (gain) on sale of communities, net	(2,368)	—
Loss (gain) on facility operating lease termination, net	4,139	—
Operating lease expense adjustment	(14,349)	(48,793)
Non-cash stock-based compensation expense	11,937	14,184
Transaction, legal, and organizational restructuring costs	18,086	7,930
Adjusted EBITDA	$457,819	$386,194

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by operating activities.

	Years Ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$218,030	$166,177
Net cash provided by (used in) investing activities	(455,951)	(278,066)
Net cash provided by (used in) financing activities	201,089	142,061
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(36,832)	$30,172

Net cash provided by operating activities	$218,030	$166,177
Changes in operating lease assets and liabilities for lease termination	5,000	—
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(32,187)	(16,362)
Non-development capital expenditures, net	(170,700)	(186,755)
Property and casualty insurance proceeds	3,875	8,548
Payment of financing lease obligations	(1,195)	(1,084)
Adjusted Free Cash Flow	$22,823	$(29,476)

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of December 31, 2025, 75.8%, or $3.3 billion, of our long-term debt had a weighted average fixed interest rate of 4.70%. As of December 31, 2025, we had $1.0 billion of long-term variable-rate debt, at a weighted average interest rate of 6.18%.

In the normal course of business, we enter into certain interest rate cap and swap agreements with major financial institutions to manage our risk above certain interest rates on variable-rate debt. As of December 31, 2025, our $1.0 billion of outstanding long-term variable-rate debt is indexed to SOFR plus a weighted average margin of 244 basis points. Accordingly, our annual interest expense related to long-term variable-rate debt is directly affected by movements in SOFR. As of December 31, 2025, all $1.0 billion of our outstanding long-term variable-rate debt is subject to interest rate cap or swap agreements. For our SOFR interest rate cap and swap agreements as of December 31, 2025, the weighted average fixed interest rate is 4.25%, and the weighted average remaining term is 0.9 years. Many of our long-term variable-rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in SOFR as of December 31, 2025.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$4.1
200	5.5
500	6.5
1,000	6.5

(1)Amounts are after consideration of interest rate cap and swap agreements in place as of December 31, 2025.

Item 8.    Financial Statements and Supplementary Data

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brookdale Senior Living Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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
As of December 31, 2025, the Company’s consolidated balance sheet included property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets of $4.3 billion and $1.0 billion, respectively. As discussed in Note 4 to the consolidated financial statements, property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets are routinely evaluated for indicators of impairment. For property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets with indicators of impairment, the Company compares the estimated undiscounted future cash flows of each long-lived asset group to its carrying amount. If the long-lived asset group’s carrying amount exceeds its estimated undiscounted future cash flows, the fair value of the long-lived asset group is then estimated by management and compared to its carrying amount. An impairment charge is recognized on these long-lived assets when carrying amount exceeds fair value.

Auditing management’s evaluation of property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets for impairment was complex and involved a high degree of subjectivity due to the significant estimation required to determine the estimated undiscounted future cash flows of long-lived asset groups where indicators of impairment were determined to be present. In particular, the future cash flow estimates were sensitive to significant assumptions including the estimation of revenue and expense growth, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to evaluate property, plant and equipment and leasehold intangibles, net and operating lease right-of-use assets for impairment, including controls over management’s review of the significant assumptions described above.

To test the Company’s evaluation of long-lived asset groups for impairment, we performed audit procedures that included, among others, assessing the methodologies used to estimate future cash flows, testing the significant assumptions described above used to develop the estimates of future cash flows, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business and other relevant factors would affect the significant assumptions. The evaluation of the Company’s methodology and key assumptions was performed with the assistance of our valuation specialists. We assessed the historical accuracy of the Company’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the undiscounted future cash flows of the long-lived asset groups that would result from changes in the key assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1993.
Chicago, Illinois
February 19, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brookdale Senior Living Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Brookdale Senior Living Inc.'s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Brookdale Senior Living Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 19, 2026

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$279,122	$308,925
Marketable securities	—	19,879
Restricted cash	33,227	39,871
Accounts receivable, net	67,680	51,891
Assets held for sale	77,206	—
Prepaid expenses and other current assets, net	96,705	92,371
Total current assets	553,940	512,937
Property, plant and equipment and leasehold intangibles, net	4,272,697	4,594,401
Operating lease right-of-use assets	1,032,140	1,133,837
Restricted cash	30,659	31,044
Goodwill	27,321	27,321
Other assets, net	35,486	36,022
Total assets	$5,952,243	$6,335,562
Liabilities and Equity (Deficit)
Current liabilities
Current portion of long-term debt	$77,492	$40,779
Current portion of financing lease obligations	1,211	37,007
Current portion of operating lease obligations	74,522	111,104
Trade accounts payable	75,099	65,515
Accrued expenses	273,394	264,384
Refundable fees and deferred revenue	66,207	60,974
Total current liabilities	567,925	579,763
Long-term debt, less current portion	4,215,005	4,022,008
Financing lease obligations, less current portion	24,353	266,895
Operating lease obligations, less current portion	1,123,539	1,174,204
Deferred tax liability	6,316	9,604
Other liabilities	58,482	69,183
Total liabilities	5,995,620	6,121,657
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2025 and 2024; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at December 31, 2025 and 2024; 248,274,011 and 210,547,351 shares issued and 237,746,486 and 200,019,826 shares outstanding (including 28,929 and 27,972 unvested restricted shares), respectively	2,483	2,105
Additional paid-in-capital	4,358,077	4,352,991
Treasury stock, at cost; 10,527,525 shares at December 31, 2025 and 2024	(102,774)	(102,774)
Accumulated deficit	(4,302,539)	(4,039,847)
Total Brookdale Senior Living Inc. stockholders' equity (deficit)	(44,753)	212,475
Noncontrolling interest	1,376	1,430
Total equity (deficit)	(43,377)	213,905
Total liabilities and equity (deficit)	$5,952,243	$6,335,562

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Resident fees	$3,042,712	$2,972,050	$2,857,270
Management fees	10,853	10,521	10,161
Reimbursed costs incurred on behalf of managed communities	140,501	142,916	139,325
Other operating income	—	—	9,073
Total revenue and other operating income	3,194,066	3,125,487	3,015,829

Facility operating expense (excluding facility depreciation and amortization of $336,897, $330,664, and $317,581, respectively)	2,216,016	2,183,261	2,129,800
General and administrative expense (including non-cash stock-based compensation expense of $11,937, $14,184, and $11,985, respectively)	195,141	185,850	178,894
Facility operating lease expense	200,263	200,587	202,410
Depreciation and amortization	355,527	357,788	342,712
Asset impairment	71,349	8,557	40,572
Loss (gain) on sale of communities, net	(2,368)	—	(36,296)
Loss (gain) on facility operating lease termination, net	4,139	—	—
Costs incurred on behalf of managed communities	140,501	142,916	139,325
Income (loss) from operations	13,498	46,528	18,412

Interest income	12,382	19,162	23,146
Interest expense:
Debt	(227,540)	(215,525)	(209,772)
Financing lease obligations	(10,797)	(27,761)	(21,950)
Amortization of deferred financing costs	(14,775)	(9,723)	(7,696)
Change in fair value of derivatives	(1,180)	434	1,144
Gain (loss) on debt modification and extinguishment, net	(40,087)	(20,762)	(2,702)
Equity in earnings (loss) of unconsolidated ventures	—	—	(3,996)
Non-operating gain (loss) on sale of assets, net	—	923	1,441
Other non-operating income (loss)	3,802	9,376	21,687
Income (loss) before income taxes	(264,697)	(197,348)	(180,286)
Benefit (provision) for income taxes	1,951	(4,646)	(8,784)
Net income (loss)	(262,746)	(201,994)	(189,070)
Net (income) loss attributable to noncontrolling interest	54	59	59
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(262,692)	$(201,935)	$(189,011)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(1.12)	$(0.89)	$(0.84)
Weighted average shares used in computing basic and diluted net income (loss) per share	235,177	227,525	225,209

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Total equity (deficit), balance at beginning of period	$213,905	$405,153	$584,153
Common stock:
Balance at beginning of period	$2,105	$1,988	$1,978
Shares issued for settlement of prepaid stock purchase contracts	296	76	—
Shares issued for warrant exercise	57	28	—
Restricted stock and restricted stock units, net	34	19	16
Shares withheld for employee taxes	(9)	(6)	(6)
Balance at end of period	$2,483	$2,105	$1,988
Additional paid-in-capital:
Balance at beginning of period	$4,352,991	$4,342,362	$4,332,302
Compensation expense related to restricted stock grants	11,937	14,184	11,985
Shares issued for settlement of prepaid stock purchase contracts	(296)	(76)	—
Shares issued for warrant exercise	(57)	(28)	—
Restricted stock and restricted stock units, net	(34)	(19)	(16)
Shares withheld for employee taxes	(6,464)	(3,432)	(1,909)
Balance at end of period	$4,358,077	$4,352,991	$4,342,362
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(4,039,847)	$(3,837,912)	$(3,648,901)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(262,692)	(201,935)	(189,011)
Balance at end of period	$(4,302,539)	$(4,039,847)	$(3,837,912)
Noncontrolling interest:
Balance at beginning of period	$1,430	$1,489	$1,548
Net income (loss) attributable to noncontrolling interest	(54)	(59)	(59)
Balance at end of period	$1,376	$1,430	$1,489
Total equity (deficit), balance at end of period	$(43,377)	$213,905	$405,153
Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	200,020	188,253	187,249
Shares issued for settlement of prepaid stock purchase contracts	29,636	7,550	—
Shares issued for warrant exercise	5,702	2,879	—
Restricted stock and restricted stock units, net	3,478	1,920	1,580
Shares withheld for employee taxes	(1,090)	(582)	(576)
Balance at end of period	237,746	200,020	188,253

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(262,746)	$(201,994)	$(189,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on debt modification and extinguishment, net	40,087	20,762	2,702
Depreciation and amortization, net	370,302	367,511	350,408
Asset impairment	71,349	8,557	40,572
Equity in (earnings) loss of unconsolidated ventures	—	—	3,996
Distributions from unconsolidated ventures from cumulative share of net earnings	—	—	430
Amortization of entrance fees	—	—	(732)
Proceeds from deferred entrance fee revenue	—	—	477
Deferred income tax (benefit) provision	(3,288)	3,617	7,590
Operating lease expense adjustment	(14,349)	(48,793)	(45,739)
Change in fair value of derivatives	1,180	(434)	(1,144)
Loss (gain) on sale of assets, net	(2,368)	(923)	(37,737)
Loss (gain) on facility operating lease termination, net	4,139	—	—
Non-cash stock-based compensation expense	11,937	14,184	11,985
Property and casualty insurance income	(3,875)	(8,532)	(18,920)
Other non-operating (income) loss	—	—	(2,542)
Changes in operating assets and liabilities:
Accounts receivable, net	(15,788)	(3,498)	7,380
Prepaid expenses and other assets, net	(15,481)	(21,560)	21,629
Trade accounts payable and accrued expenses	4,464	15,697	2,448
Refundable fees and deferred revenue	5,280	5,221	(654)
Operating lease assets and liabilities for lessor capital expenditure reimbursements	32,187	16,362	9,844
Operating lease assets and liabilities for lease termination	(5,000)	—	—
Net cash provided by operating activities	218,030	166,177	162,923
Cash Flows from Investing Activities
Purchase of marketable securities	—	(49,054)	(174,476)
Sale and maturities of marketable securities	20,000	60,000	197,100
Capital expenditures, net of related payables	(201,525)	(201,250)	(233,205)
Acquisition of assets, net of cash acquired	(311,028)	(108,411)	(574)
Investment in unconsolidated ventures	—	—	(7,589)
Proceeds from sale of assets, net	26,147	7,017	83,526
Property and casualty insurance proceeds	3,875	8,548	24,704
Change in lease acquisition deposits, net	5,000	(5,000)	—
Purchase of interest rate cap instruments	(3,825)	(10,149)	(12,454)
Proceeds from interest rate cap instruments	5,627	20,563	9,890
Other	(222)	(330)	(286)
Net cash provided by (used in) investing activities	(455,951)	(278,066)	(113,364)

	For the Years Ended December 31,
	2025	2024	2023
Cash Flows from Financing Activities
Proceeds from debt	918,077	765,652	205,549
Repayment of debt and financing lease obligations	(692,366)	(594,997)	(367,242)
Payment of financing costs, net of related payables	(18,149)	(25,157)	(10,831)
Payments of employee taxes for withheld shares	(6,473)	(3,437)	(1,915)
Net cash provided by (used in) financing activities	201,089	142,061	(174,439)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(36,832)	30,172	(124,880)
Cash, cash equivalents, and restricted cash at beginning of period	379,840	349,668	474,548
Cash, cash equivalents, and restricted cash at end of period	$343,008	$379,840	$349,668

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 584 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care, connection, and services in an environment that feels like home. As of December 31, 2025, the Company owned 370 communities, representing a majority of the Company's community portfolio, leased 178 communities, and managed 36 communities.

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

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenue, asset impairments, self-insurance liabilities, performance-based compensation, allowance for credit losses, depreciation and amortization, leasing transactions, income taxes, and other contingencies. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from the original estimates.

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

Under the Company's senior living residency agreements, which are generally for a contractual term of 30 days to one year, the Company provides senior living services to residents for a stated daily or monthly fee. The Company has elected the lessor practical expedient within Accounting Standards Codification ("ASC") 842, Leases and recognizes, measures, presents, and discloses the revenue for services under the Company's senior living residency agreements based upon the predominant component, either the lease or nonlease component, of the contracts. The Company has determined that the services included under the Company's independent living, assisted living, and memory care residency agreements have the same timing and pattern of transfer and are performance obligations that are satisfied over time. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers ("ASC 606") for its independent living, assisted living, and memory care residency agreements for which it has estimated that the nonlease components of such residency agreements are the predominant component of the contract.

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

Deferred Financing Costs

Costs and fees incurred with third parties that directly relate to obtaining new long-term debt (excluding the Company's line-of-

credit) are recorded as a direct adjustment to the carrying amount of long-term debt. The Company presents deferred financing costs related to line-of-credit facilities in other assets, net on the consolidated balance sheet. The Company amortizes deferred financing costs on a straight-line basis, which approximates the effective yield method over the term of the related debt arrangements.

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

Certain of the Company's employee stock-based awards vest only upon the achievement of a market condition, where the measurement period is three years, and vesting of the awards is based on the Company's level of attainment of a specified total stockholder return relative to the percentage appreciation of a specified index of companies for the respective measurement period. Certain of the Company's employee stock-based awards vest only upon the achievement of a market condition, where the measurement date is three years from the grant date, and vesting of the awards is based on the Company's average closing stock price over the 20-trading days ending on (or if such date is not a trading date, the last trading day immediately prior to) the measurement date. Compensation expense for awards with market conditions is recognized over the service period, which is generally three to four years, and the actual achievement of the market condition does not impact expense recognition. The Company uses a Monte Carlo valuation model to estimate the grant date fair value of such awards. Depending on the results achieved, the number of shares that ultimately vest may range from 0% to 300% of the stock-based awards with market conditions that were outstanding as of December 31, 2025. The expected volatility of the Company's common stock at the date of grant is estimated based on a historical average volatility rate for the approximate three-year performance period and the estimated expected weighted average volatility was 58.2%, 61.5%, and 83.3% for awards granted in 2025, 2024, and 2023, respectively. The risk-free interest rate assumption is based on observed interest rates consistent with the approximate three-year measurement period and the estimated weighted average risk free interest rate was 4.0%, 4.4% and 4.4% for awards granted in 2025, 2024, and 2023, respectively.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, the Company is required to recognize an impairment loss. The impairment loss is measured by the amount by which the carrying amount of the asset exceeds its estimated fair value, with any amount in excess of fair value recognized as an expense in the current period. Undiscounted cash flow projections and estimates of fair value amounts are based on a number of assumptions such as revenue and expense growth rates, estimated holding periods, and estimated selling prices (Level 3).

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which standardizes categories for the effective tax rate reconciliation, requires disaggregation of income taxes and additional income tax-related disclosures. The Company adopted ASU 2023-09 for the year ended December 31, 2025 and applied the new disclosure requirements prospectively to the current year. Refer to Note 17 for disclosures of income tax information.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3. Acquisitions, Dispositions, and Other Significant Leasing Transactions

Ventas Lease Amendments

In December 2024, the Company and certain of its subsidiaries, and Ventas, Inc. (“Ventas”) and certain of its subsidiaries, amended the existing master lease arrangement pursuant to which the Company, at the time of the amendment, leased 120 communities previously subject to a maturity of December 31, 2025. As of January 1, 2026, the Company continues to lease 65 communities (“Renewal Communities”) under the master lease arrangement, which was extended through December 31, 2035 with one 10-year extension option remaining. The leases for the remaining 55 communities (“Non-renewal Communities”) were terminated during 2025, with such terminations commencing on September 1, 2025. As of January 1, 2026, the Company continued to manage eight of the Non-renewal Communities, which were not transitioned to other operators by December 31, 2025, at a management fee of 5% of managed revenue.

The amended master lease arrangement provides for an aggregate annual minimum rent for the Renewal Communities of $64.0 million beginning on January 1, 2026. Effective on January 1, 2027, and on January 1 of each lease year thereafter, the annual minimum rent will continue to be subject to an escalator equal to 3%.

In addition, Ventas agreed to fund costs associated with capital expenditures at the communities subject to the master lease arrangement in the aggregate amount of up to $35.0 million during the calendar years 2025 to 2027, provided that, with respect to any such amounts funded by Ventas, the annual rent under the master lease arrangement will prospectively increase by the amount of each reimbursement multiplied by the greater of (i) 8% and (ii) the United States 10-Year Treasury Rate plus 3.5%. No more than $15.0 million may be funded in each calendar year.

In October 2025, the Company and Ventas amended the existing master lease arrangement. Pursuant to the amendment, the Company paid $5.0 million to Ventas in 2025 in conjunction with the termination of the leases for the Non-renewal Communities. The Company recognized $3.6 million within loss on facility operating lease termination, net in 2025 for the $5.0 million paid to Ventas, partially offset by the derecognition of the remaining operating lease obligations and right-of-use assets upon the termination of the leases for the Non-renewal Communities. In addition, Ventas agreed to fund up to an additional $2.5 million of costs associated with capital expenditures at the Renewal Communities during the calendar years 2026 to 2027 under the same terms as the funding in the December 2024 amendment described above.

International JV / Welltower Portfolio Acquisition

In September 2024, the Company entered into a definitive agreement to acquire 11 senior living communities that were leased by the Company from a joint venture between Welltower Inc. (“Welltower”) and its joint venture partners for a purchase price of $300.0 million. Effective December 17, 2024, the Company successfully closed on the acquisition. As part of this transaction, the Company assumed $194.5 million of existing 4.92% fixed-rate agency debt which is scheduled to mature in March 2027 and the remainder of the purchase price was paid with cash on hand. Previously, these communities were held in a triple-net lease with annualized cash rent payments of $22.3 million and an initial maturity of August 31, 2028. The leases for the 11 communities were previously classified as operating leases and were prospectively classified as financing leases from the purchase agreement date through the date of the acquisition.

Diversified Healthcare Trust Portfolio Acquisition

In September 2024, the Company entered into a definitive agreement to acquire 25 senior living communities that were leased by the Company from Diversified Healthcare Trust for a purchase price of $135.0 million. Effective February 27, 2025, the Company successfully closed the acquisition. The Company funded the acquisition of the 25 communities through proceeds from mortgage financings and cash on hand. Refer to Note 7 for information on the mortgage financing. As of December 31, 2024, these communities were held in a triple-net lease with annualized cash rent payments of $10.2 million and an initial maturity of December 31, 2032. The leases for the 25 communities were previously classified as operating leases and were prospectively classified as financing leases subsequent to the amendment of the leasing arrangement through the date of acquisition.

Welltower Portfolio Acquisition

In September 2024, the Company entered into a definitive agreement to acquire five senior living communities that were leased by the Company from Welltower for a purchase price of $175.0 million. Effective February 27, 2025, the Company successfully closed the acquisition. The Company funded the acquisition of the five communities through proceeds from mortgage financings and cash on hand. Refer to Note 7 for information on the mortgage financing. Previously, these communities were held in a triple-net lease with annualized cash rent payments of $13.7 million and an initial maturity of December 2024, which had been extended through the acquisition date.

The definitive agreement included the finalization of the purchase price under the provisions of a purchase option arrangement with a variable price component based upon the fair value of the assets. The leasing arrangements for three of these communities were accounted for as failed sale-leaseback transactions as the Company did not transfer control of the underlying assets under a sale and leaseback arrangement with a purchase option. For the year ended December 31, 2025, the Company recognized a $32.8 million loss on extinguishment of the financing obligation for the amount by which the repurchase price exceeded the previously recognized financing obligation for such three communities.

Omega Lease Amendment

In August 2024, the Company and Omega Healthcare Investors, Inc. ("Omega") amended the existing master lease pursuant to which the Company continues to lease 24 communities from Omega. The Company's amended master lease has an initial term to expire on December 31, 2037. As part of the amendment, Omega agreed to make available up to $80.0 million to fund costs associated with capital expenditures for the communities through December 31, 2037. The annual rent under the lease will not be adjusted upon reimbursements for capital expenditures in the aggregate amount of up to $30.0 million of the $80.0 million pool, which is available in certain tranches through June 30, 2028. With respect to the remaining $50.0 million of the $80.0 million pool, the annual rent under the lease will prospectively increase by the amount of each reimbursement multiplied by 9..5%. The $50.0 million is available in certain tranches, which began January 1, 2025, subject to certain annual reimbursement caps specified in the lease. Under the terms of the amendment, rent will escalate annually per the terms of the existing lease escalator, with a potential minor contingent rent adjustment beginning in 2028 depending on lease performance. The amendment to the lease arrangements increased the operating lease right-of-use assets and lease obligations recognized on the Company's consolidated balance sheet each by $253.4 million.

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

Welltower Lease Amendments

During the three months ended June 30, 2023, the Company entered into amendments to its existing lease arrangements with

Welltower pursuant to which the Company continued to lease 74 communities. In connection with the amendments, the Company extended the maturity of one lease involving 39 communities from December 31, 2026 until June 30, 2032. As a result, the Company's amended lease arrangements provide that the current term for 69 of the communities will expire on June 30, 2032. In 2025, the remaining five communities were purchased by the Company as described above. The amendments did not change the amount of required lease payments over the previous term of the leases or the annual lease escalators. In addition, Welltower agreed to make available a pool in the aggregate amount of up to $17.0 million to fund costs associated with certain capital expenditure projects for 69 of the communities. Upon reimbursement of such expenditures, the annual minimum rent under the lease will prospectively increase by the amount of the reimbursement multiplied by the sum of the then current Secured Overnight Financing Rate ("SOFR") (subject to a floor of 3.0%) and a margin of 4.0%, and such amount will escalate annually consistent with the minimum rent escalation provisions of the 39 community lease.

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

Completed Dispositions of Owned Communities

During the year ended December 31, 2025, the Company completed the sale of 12 owned communities for cash proceeds of $26.1 million, net of transaction costs, and recognized a net gain on sale of communities of $2.4 million for the Company's Assisted Living and Memory Care segment.

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

Marketable Securities

As of December 31, 2025, the Company did not hold any marketable securities. As of December 31, 2024, marketable securities of $19.9 million are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy.

Interest Rate Derivatives

The Company's derivative assets include interest rate cap and swap instruments that effectively manage the risk above certain interest rates for a portion of the Company's long-term variable-rate debt. The Company has not designated the interest rate cap and swap instruments as hedging instruments and as such, changes in the fair value of the instruments are recognized in earnings in the period of the change. The interest rate derivative positions are valued using models developed by the respective counterparty that use as their basis readily available observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy. The Company considers the credit risk of its counterparties when evaluating the fair value of its derivatives.

The following table summarizes the Company's SOFR interest rate cap instruments as of December 31, 2025.

($ in millions)
Notional balance	$916.3
Weighted average fixed cap rate	4.30%
Weighted average remaining term	0.9 years
Estimated fair value (included in other assets, net)	$1.7

As of December 31, 2024, the estimated fair value of the SOFR interest rate cap instruments was $4.1 million included in other assets, net.

The following table summarizes the Company's SOFR interest rate swap instrument as of December 31, 2025.

($ in millions)
Notional balance	$230.0
Fixed interest rate	4.06%
Remaining term	0.8 years
Estimated fair value (included in other liabilities)	$(1.1)

As of December 31, 2024, the estimated fair value of the SOFR interest rate swap instrument was $0.1 million included in other liabilities, net.

Long-Term Debt

The Company estimates the fair value of its debt primarily using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. The Company had outstanding long-term debt with a carrying amount of approximately $4.3 billion and $4.1 billion as of December 31, 2025 and 2024, respectively. The estimated fair value of the long-term debt was approximately $4.4 billion and $3.8 billion as of December 31, 2025 and 2024, respectively. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.

On October 1, 2021, the Company issued $230.0 million principal amount of 2.00% convertible senior notes due 2026 (the "2026 Notes"). The carrying amount for the $23.3 million principal amount outstanding 2026 Notes was $23.2 million and $23.1 million, net of deferred financing costs, as of December 31, 2025 and 2024, respectively. The estimated fair value of the 2026 Notes was approximately $32.0 million and $22.0 million as of December 31, 2025 and 2024, respectively (Level 2). Refer to Note 7 for additional information on the 2026 Notes.

On October 3, 2024, the Company issued $369.4 million aggregate principal amount of its 3.50% convertible senior notes due 2029 (the “2029 Notes”) pursuant to convertible notes issuance and exchange transactions. The Company estimated the fair value of the issued debt based upon the cash proceeds obtained for the new subscriptions in the issuance transactions (Level 2). The Company recognized $362.2 million of long-term debt as of the date of the exchange and subscription transactions based upon the estimated fair value of the 2029 Notes. Refer to Note 7 for additional information on the convertible notes issuance and exchange transactions. The carrying amount for the $369.4 million principal amount outstanding 2029 Notes was $358.3 million and $355.3 million, net of deferred financing costs, as of December 31, 2025 and 2024, respectively. The estimated fair value of the 2029 Notes was approximately $516.0 million and $331.0 million as of December 31, 2025 and 2024, respectively (Level 2).

As part of the acquisition of 11 senior living communities on December 17, 2024, the Company assumed $194.5 million of existing 4.92% fixed-rate agency debt which is scheduled to mature in March 2027. The Company estimated the fair value of the assumed debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness (Level 2). The Company recognized $188.6 million of long-term debt as of the acquisition date based upon on its estimated fair value.

Asset Impairment Expense

The following is a summary of asset impairment expense.

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Property, plant and equipment and leasehold intangibles, net	$69.4	$4.0	$6.3
Operating lease right-of-use assets	1.9	4.6	8.3
Investment in unconsolidated ventures	—	—	26.0
Asset impairment	$71.3	$8.6	$40.6

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

Property, Plant and Equipment and Leasehold Intangibles, Net

During the years ended December 31, 2025, 2024, and 2023, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified properties and recorded an impairment charge for the excess of carrying amount over fair value.

The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $69.4 million, $4.0 million, and $6.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. These impairment charges are primarily due to identified properties with a carrying value of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets primarily due to an expectation that certain underperforming communities will be or have been disposed of, resulting in a change in their intended holding periods. As a result of this change in intent, the Company compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over estimated fair value.

The estimates of fair values of the property, plant and equipment of the communities with impairments recognized in 2025 were determined based on valuations provided by third-party pricing services and/or sale agreements with purchasers.

Operating Lease Right-of-Use Assets

During the years ended December 31, 2025, 2024, and 2023, the Company evaluated operating lease right-of-use assets for impairment and identified communities with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified communities and recorded an impairment charge for the excess of carrying amount over fair value. In the aggregate, the Company recorded a non-cash impairment charge of $1.9 million, $4.6 million, and $8.3 million for the years ended December 31, 2025, 2024, and 2023, respectively, to operating lease right-of-use assets. These impairment charges are primarily due to lower than expected occupancy and decreased future cash flow estimates at certain leased communities over the remaining lease term, and reflect the amount by which the carrying amounts of the assets exceeded their estimated fair value.

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

Investment in Unconsolidated Ventures

The Company evaluates realization of its investment in unconsolidated ventures accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. During the year ended December 31, 2023, the Company recognized a non-cash impairment charge of $26.0 million on its investment in the HCS Venture as a result of the Company's decision to sell its equity interest prior to the recovery of its market value. The Company determined the $27.4 million fair value of its investment based primarily on the sale agreements with the purchasers. The fair value measurement is classified within Level 2 of the valuation hierarchy.

5. Revenue

Resident fee revenue by payor source is as follows.

	For the Years Ended December 31,
	2025	2024	2023
Private pay	93.9%	93.8%	93.7%
Government reimbursement	4.8%	4.8%	4.8%
Other third-party payor programs	1.3%	1.4%	1.5%

Government reimbursements represented 15.3%, 15.5%, and 16.9% of resident fee revenue for the CCRCs segment for the years ended December 31, 2025, 2024, and 2023, respectively. Refer to Note 19 for disaggregation of revenue by reportable segment.

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

The Company had total deferred revenue (included within refundable fees and deferred revenue, and other liabilities within the consolidated balance sheets) of $51.3 million and $53.8 million, including $29.1 million and $29.4 million of monthly resident fees billed and received in advance, as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, 2024, and 2023 the Company recognized $53.8 million, $48.3 million, and $50.2 million respectively, of revenue that was included in the deferred revenue balance as of January 1, 2025, 2024, and 2023, respectively. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

The following table presents the changes in allowance for credit losses on accounts receivable for the periods indicated.

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Balance at beginning of period	$13.7	$14.1	$12.8
Provision within facility operating expense	21.2	19.4	22.6
Write-offs	(21.7)	(21.3)	(22.5)
Recoveries and other	4.3	1.5	1.2
Balance at end of period	$17.5	$13.7	$14.1

6. Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2025 and 2024, net property, plant and equipment and leasehold intangibles, which include assets under financing leases, consisted of the following.

	As of December 31,
(in thousands)	2025	2024
Land	$544,824	$532,719
Buildings and improvements	5,799,937	5,667,855
Furniture and equipment	1,259,410	1,182,026
Resident in-place lease intangibles	260,389	281,041
Construction in progress	35,788	32,965
Assets under financing leases and leasehold improvements	586,496	1,245,791
Property, plant and equipment and leasehold intangibles	8,486,844	8,942,397
Accumulated depreciation and amortization	(4,214,147)	(4,347,996)
Property, plant and equipment and leasehold intangibles, net	$4,272,697	$4,594,401

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

For the years ended December 31, 2025, 2024, and 2023, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $355.5 million, $357.8 million, and $342.7 million, respectively.

As of December 31, 2025, eight communities in the Assisted Living and Memory Care segment and one community in the CCRCs segment were classified as held for sale, resulting in $77.2 million of net property, plant and equipment and leasehold intangibles assets being recognized as assets held for sale within the consolidated balance sheet. The closings of the sales of the communities are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

7. Debt

Long-term debt consists of the following.

	December 31,
(in thousands)	2025	2024
Fixed mortgage notes payable due 2027 through 2047; weighted average interest rate of 4.88% and 4.65%, as of December 31, 2025 and 2024, respectively	$2,897,275	$2,599,028
Variable mortgage notes payable due 2027 through 2031; weighted average interest rate of 6.18% and 6.89% as of December 31, 2025 and 2024, respectively	1,048,308	1,110,642
Convertible notes payable due October 2026; interest rate of 2.00% as of both December 31, 2025 and 2024	23,297	23,297
Convertible notes payable due October 2029; interest rate of 3.50% as of both December 31, 2025 and 2024	369,445	369,445
Tangible equity units senior amortizing notes due November 2025; interest rate of 10.25% as of December 31, 2024	—	9,449
Deferred financing costs, net	(45,828)	(49,074)
Total long-term debt	4,292,497	4,062,787
Current portion	77,492	40,779
Total long-term debt, less current portion	$4,215,005	$4,022,008

As of December 31, 2025, the current portion of long-term debt within the Company's consolidated financial statements includes $19.6 million of mortgage notes payable secured by assets held for sale.

As of December 31, 2025, 89.7%, or $3.9 billion of the Company's total debt obligations represented non-recourse property-level mortgage financings.

The annual aggregate scheduled maturities (including recurring principal payments) of long-term debt outstanding as of December 31, 2025 are as follows (in millions).

Year Ending December 31,	Long-term Debt	Weighted Rate
2026	$71.1	3.79%
2027	668.4	4.85%
2028(1)	929.2	5.66%
2029	824.3	4.31%
2030	829.2	4.33%
Thereafter	1,016.1	5.95%
Total obligations	4,338.3	5.06%
Less amount representing deferred financing costs, net	(45.8)
Total	$4,292.5

(1)Includes the maturities of $357.8 million of mortgage debt for which the Company has the option to extend the maturity for two additional terms of one year each subject to the satisfaction of certain conditions.

In 2023, the Company's remaining variable rate mortgage notes payable arrangements indexed to London Interbank Offered Rate ("LIBOR") were modified to reference SOFR rather than LIBOR prospectively after the discontinuance of LIBOR in July 2023. The Company applied the optional expedient provided by ASC 848, Reference Rate Reform, for debt contract modifications related to the discontinuation of reference rates to ease the potential burden in accounting for reference rate reform.

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

Subsequent to the Company’s convertible notes exchange transactions on October 3, 2024, the Capped Call Transactions remain outstanding with the terms unchanged and continue to cover the number of shares of the Company’s common stock that initially underlie the $230.0 million initial principal amount of 2026 Notes.

2029 Convertible Senior Notes

On September 30, 2024, the Company entered into privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with certain holders of the 2026 Notes. On October 3, 2024, pursuant to the Exchange and Subscription Agreements, the Company issued $369.4 million aggregate principal amount of its 2029 Notes. At closing, $219.4 million principal amount of the 2029 Notes were issued in exchange for $206.7 million principal amount of the 2026 Notes and $150.0 million principal amount of the 2029 Notes were issued for cash. As part of such transactions, $29.7 million principal amount of the 2029 Notes were issued in exchange for $28.0 million principal amount of the 2026 Notes in transactions with one holder and its affiliates whom beneficially owned more than 10% of the shares of the Company's common stock as of such date and at closing. The 2029 Notes were issued pursuant to, and are governed by, an Indenture (the “2029 Notes Indenture”), dated as of October 3, 2024 between the Company and EQ as trustee. Following the closing, $23.3 million in aggregate principal amount of the 2026 Notes remain outstanding with the terms unchanged.

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

Credit Facilities

In December 2023, the Company amended its revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The amended agreement provides an expanded commitment amount of up to $100.0 million which can be drawn in cash or as letters of credit. The credit facility matures in January 2027, and the Company has the option to extend the facility for two additional terms of approximately one year each subject to the satisfaction of certain conditions. Amounts drawn under the facility will bear interest at SOFR plus an applicable margin ranging from 2.5% to 3.0% based upon the percentage of the total commitment drawn. Additionally, a quarterly commitment fee of 0.35% per annum was applicable on the unused portion of the facility as of December 31, 2025. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of the Company’s communities. Available capacity under the facility will vary from time to time based upon certain calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of December 31, 2025, $1.4 million of letters of credit and no cash borrowings were outstanding under the Company's $100.0 million secured credit facility. The Company also had separate letter of credit facilities providing up to $68.0 million of letters of credit as of December 31, 2025 under which $59.2 million had been issued as of that date.

2025 Mortgage Financing

In February 2025, the Company obtained an aggregate of $130.1 million of debt secured by non-recourse first priority mortgages on five communities. The debt bears interest at a fixed rate of 6.47%, is interest only for the first five years, and matures in March 2035.

In February 2025, the Company obtained $161.0 million of debt secured by first priority mortgages on 36 communities. The loan bears interest at a variable rate based on SOFR plus a margin of 300 basis points, and is interest only for the first year. The debt has an initial three-year term and two one-year extension options, exercisable subject to certain performance criteria, with a final maturity date, including extension options, of February 2030. At the time of closing, the Company repaid $50.0 million of outstanding mortgage debt on 11 communities, which was obtained in February 2024 and held a final maturity date of February 2029.

In December 2025, the Company obtained $245.8 million of debt secured by first mortgages on 17 communities. Approximately 90% of the principal, or $221.2 million, of the loan bears interest at a fixed rate of 5.69%, is interest-only for the first five years, and matures in January 2036. The remaining $24.6 million of the loan bears interest at a variable rate equal to one-month SOFR plus 2.11%, is interest-only for the first three years, and matures in January 2031. In addition to provisions allowing the Company to convert all or a portion of the variable-rate note to a fixed-rate note and subsequently extend the maturity date, the credit facility structure provides future optionality for asset substitutions, borrow-ups, and partial releases.

In December 2025, the Company obtained an aggregate of $146.1 million of debt secured by first mortgages on nine communities. The non-recourse loans bear interest at a fixed rate of 5.48%, are interest-only for the first two years, and mature in January 2033.

At the time of closing of the aforementioned two December 2025 financings, the Company used the loan proceeds and cash on hand to repay $398.9 million of existing mortgage debt which was scheduled to mature in 2026 and 2027.

In December 2025, the Company also completed a non-recourse financing for $205.0 million secured by first mortgages on 16 communities. The loan bears interest at a variable rate equal to the one-month SOFR plus 2.30% and is interest-only for the first three years. The loan is scheduled to mature in December 2028 and has two one-year extension options available to the Company subject to the satisfaction of certain conditions. The financing also contains an option for the Company to obtain up to $20.0 million of additional loan proceeds in the future upon meeting certain requirements in the loan agreement. In connection with this transaction, the Company refinanced $146.8 million of mortgage debt scheduled to mature in 2026.

2024 Mortgage Financing

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

In December 2024, as part of the acquisition of 11 senior living communities the Company assumed $194.5 million of existing 4.92% fixed-rate agency debt which is scheduled to mature in March 2027.

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

As of December 31, 2025, the Company is in compliance with the financial covenants of its debt agreements.

8. Leases

As of December 31, 2025, the Company operated 178 communities under long-term leases (169 operating leases and 9 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, the Company guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to substantially all of the Company's leased communities are fixed-rate leases with annual escalators that are fixed. The Company is responsible for all operating costs, including repairs and maintenance, property taxes, and insurance. As of December 31, 2025, the weighted average remaining lease term of the Company's operating and financing leases was 9.9 and 6.3 years, respectively. The leases generally provide for renewal or extension options, or in certain cases, purchase options. As of December 31, 2025, none of the Company's renewal or extension option periods for community leases are included in the lease term for accounting purposes.

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

The Company's failure to comply with applicable covenants could constitute an event of default under the applicable lease documents. Many of the Company's lease documents contain cross-default provisions so that a default under one of these instruments could cause a default under other lease and debt documents (including documents with other lessors and lenders). Certain leases contain cure provisions, which generally allow the Company to post an additional lease security deposit if the required covenant is not met. Furthermore, the Company's leases are secured by its communities and, in certain cases, a guaranty by the Company and/or one or more of its subsidiaries.

As of December 31, 2025, the Company is in compliance with the financial covenants of its long-term lease agreements.

A summary of operating and financing lease expense (including the respective presentation on the consolidated statements of operations) and net cash outflows from leases is as follows.

	Years Ended December 31,
Operating Leases (in thousands)	2025	2024	2023
Facility operating expense	$7,968	$8,122	$7,105
Facility lease expense	200,263	200,587	202,410
Operating lease expense	208,231	208,709	209,515
Operating lease expense adjustment (1)	14,349	48,793	45,739
Changes in operating lease assets and liabilities for lessor capital expenditure reimbursements	(32,187)	(16,362)	(9,844)
Operating net cash outflows from operating leases	$190,393	$241,140	$245,410

(1) Represents the difference between the amount of cash operating lease payments and the amount of operating lease expense.

	Years Ended December 31,
Financing Leases (in thousands)	2025	2024	2023
Depreciation and amortization	$4,652	$15,275	$16,444
Interest expense: financing lease obligations	10,797	27,761	21,950
Financing lease expense	$15,449	$43,036	$38,394

Operating cash outflows from financing leases	$10,797	$27,761	$21,950
Financing cash outflows from financing leases	1,195	1,084	8,473
Changes in financing lease assets and liabilities for lessor capital expenditure reimbursement	(388)	(598)	(475)
Total net cash outflows from financing leases	$11,604	$28,247	$29,948

As of December 31, 2025, the weighted average discount rate of the Company's operating leases was 8.7%.

The aggregate amounts of future minimum lease payments, including community, office, and equipment leases, recognized on the consolidated balance sheet as of December 31, 2025 are as follows (in millions).

Year Ending December 31,	Operating Leases	Financing Leases
2026	$184.5	$7.1
2027	187.3	6.5
2028	184.5	6.3
2029	187.0	6.3
2030	179.6	6.3
Thereafter	919.9	9.3
Total lease payments	1,842.8	41.8
Imputed interest and variable lease payments	(644.7)	(36.9)
Non-cash gain on future sale of property	—	20.7
Total lease obligations	$1,198.1	$25.6

9. Tangible Equity Units

During 2022, the Company issued 2,875,000 of its 7.00% tangible equity units (the “Units”) at a public offering price of $50.00 per Unit for an aggregate offering of $143.8 million. Each Unit was comprised of a prepaid stock purchase contract and a senior amortizing note with an initial principal amount of $8.8996. During the year ended December 31, 2024, 583,662 of the Units were separated at the election of the holders into the two components, prepaid stock purchase contracts and senior amortizing notes, and the Company delivered 7,549,141 shares of the Company’s common stock upon settlement of such prepaid stock purchase contracts. In March 2025, the Company elected to exercise its right to settle the remaining outstanding 2,291,338 prepaid stock purchase contracts, pursuant to the early settlement right in the purchase contract agreement, and the Company delivered 29,636,386 shares of the Company's common stock upon settlement. In November 2025, the Company repaid the remaining outstanding balance of the senior amortizing notes component of the Units. As of December 31, 2025, the Company had no outstanding prepaid stock purchase contracts.

10. Accrued Expenses

Accrued expenses reflected within current liabilities on the Company’s consolidated balance sheets consist of the following.

	As of December 31,
(in thousands)	2025	2024
Employee compensation	$121,080	$107,710
Insurance liabilities	72,848	72,501
Real estate taxes	25,005	27,300
Interest	18,158	18,175
Utilities	7,716	8,709
Income taxes payable	1,917	2,385
Other	26,670	27,604
Total	$273,394	$264,384

11. Commitments and Contingencies

Litigation

The Company has been and is currently involved in litigation and claims incidental to the conduct of its business, which it believes are generally comparable to other companies in the senior living and healthcare industries. In addition, the Company has been and currently is involved in putative class action litigation regarding staffing at the Company's communities and compliance with consumer protection laws and the Americans with Disabilities Act (and similar state laws). Certain claims and lawsuits allege large damage amounts, seek injunctive relief, and may require (and have required) significant costs to defend and resolve. The Company took a charge for this litigation of $7.0 million for the year ended December 31, 2024, representing its estimate of the Company’s ultimate cost to resolve such litigation, net of estimated probable insurance recoveries. The final outcome of the pending class action litigation is dependent on many factors that are difficult to predict. Accordingly the Company’s ultimate cost related to these matters may be materially different than the amount of the Company’s current estimate and accruals. The Company continues to vigorously defend against the pending putative class action cases.

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

As of December 31, 2025 and 2024, the Company accrued liabilities of $129.2 million and $140.0 million, respectively, under the Company's insurance programs, of which $56.3 million and $67.5 million is classified as other liabilities as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company accrued $13.5 million and $13.8 million, respectively, of estimated amounts receivable from the insurance companies under these insurance programs.

The Company has secured self-insured retention risk under its primary workers' compensation programs with restricted cash deposits and other deposits of $3.5 million and $5.7 million and letters of credit of $50.2 million and $57.1 million as of December 31, 2025 and 2024, respectively. Additionally, the Company’s wholly-owned captive insurance company had restricted cash and other deposits of $8.2 million and $13.4 million as of December 31, 2025 and 2024, respectively.

13. Stock-Based Compensation

The following table sets forth information about the Company's restricted stock units and stock awards.

(in thousands, except for weighted average amounts)	Number of Restricted Stock Units and Stock Awards	Weighted Average Grant Date Fair Value
Outstanding on January 1, 2023	5,373	$6.00
Granted	3,992	2.98
Vested	(2,001)	5.87
Cancelled/forfeited	(961)	5.90
Outstanding on December 31, 2023	6,403	4.17
Granted	2,290	6.36
Vested	(1,892)	4.88
Cancelled/forfeited	(443)	3.93
Outstanding on December 31, 2024	6,358	4.76
Granted	3,390	5.86
Vested	(3,478)	4.96
Cancelled/forfeited	(2,045)	4.91
Outstanding on December 31, 2025	4,225	5.41

As of December 31, 2025, there was $11.9 million of total unrecognized compensation cost related to outstanding, unvested share-based compensation. That cost is expected to be recognized over a weighted average period of 2.1 years and is based on grant date fair value.

As of December 31, 2025 and 2024, the Company's outstanding shares included 28,929 and 27,972 unvested restricted shares, respectively.

During 2025, grants of restricted stock units and stock awards under the Company's 2024 Omnibus Incentive Plan were as follows.

(in thousands, except for weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2025	2,806	$5.12	$14,366
Three months ended June 30, 2025	175	$6.29	$1,100
Three months ended September 30, 2025	13	$7.75	$100
Three months ended December 31, 2025	396	$10.86	$4,304

14. Earnings Per Share

Potentially dilutive common stock equivalents for the Company include convertible senior notes, unvested restricted stock, and restricted stock units. Prior to December 31, 2025, the potentially dilutive common stock equivalents for the Company also included warrants and prepaid stock purchase contracts.

As of December 31, 2025, the maximum number of shares issuable upon settlement of the 2026 Notes is 3.9 million (after giving effect to 1.0 million additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events). As of December 31, 2025, the maximum number of shares issuable upon settlement of the 2029 Notes is 55.0 million (after giving effect to 13.9 million additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events). Refer to Note 7 for more information on the 2026 Notes and the 2029 Notes.

On July 26, 2020, the Company issued to Ventas a warrant (the "Warrant") to purchase 16.3 million shares of the Company’s common stock, $0.01 par value per share, at a price per share of $3.00. During the year ended December 31, 2024, the Company issued 2.9 million shares of common stock upon the partial exercise of the Warrant by Ventas for 5.2 million shares, net of shares withheld to satisfy the aggregate exercise price. During the year ended December 31, 2025, the Company issued 5.7 million shares of common stock upon the partial exercise of the Warrant by Ventas for the remaining 11.1 million shares, net of shares withheld to satisfy the aggregate exercise price. As of December 31, 2025, the Company had no outstanding warrants.

As of December 31, 2025, the Company had no outstanding prepaid stock purchase contracts. Refer to Note 9 for more information on the prepaid stock purchase contract component of the Units.

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, after giving effect to the weighted average minimum number of shares during the period issuable upon settlement of the prepaid stock purchase contract component of the Units.

	Years Ended December 31,
(in thousands)	2025	2024	2023
Weighted average common shares outstanding	227,869	195,612	188,023
Weighted average minimum shares issuable under purchase contracts	7,308	31,913	37,186
Weighted average shares outstanding - basic	235,177	227,525	225,209

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

	As of December 31,
(in millions)	2025	2024	2023
2026 Notes at initial conversion rate	2.9	2.9	28.4
Incremental shares issuable upon certain events for 2026 Notes	1.0	1.0	9.9
2029 Notes at initial conversion rate	41.1	41.1	—
Incremental shares issuable upon certain events for 2029 Notes	13.9	13.9	—
Warrants	—	11.1	16.3
Restricted stock and restricted stock units	4.2	6.4	6.4
Incremental shares issuable under purchase contracts	—	5.2	6.5
Total	63.1	81.6	67.5

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

For the years ended December 31, 2025, 2024, and 2023, there were no repurchases under the share repurchase program. As of December 31, 2025, approximately $44.0 million remains available under the share repurchase program.

16. Retirement Plans

The Company maintains a 401(k) retirement savings plan for all employees that meet minimum employment criteria. Such plan provides that the participants may defer eligible compensation subject to certain Internal Revenue Code maximum amounts. The Company makes matching contributions in amounts equal to 25.0% of the employee's contribution to such plan, for contributions up to a maximum of 4.0% of eligible compensation. An additional matching contribution of 12.5%, subject to the same limit on eligible compensation, may be made at the discretion of the Company based upon the Company's performance. For the years ended December 31, 2025, 2024, and 2023, the Company's expense for such plan was $5.2 million, $4.4 million, and $4.8 million, respectively.

17. Income Taxes

The benefit (provision) for income taxes is comprised of the following:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Current tax benefit (provision):
U.S. federal	$80	$122	$(183)
U.S. state and local	(1,417)	(1,151)	(1,011)
Total current tax benefit (provision)	(1,337)	(1,029)	(1,194)
Deferred tax benefit (provision):
U.S. federal	2,511	(3,617)	(7,590)
U.S. state and local(1)	777	—	—
Total deferred tax benefit (provision)	3,288	(3,617)	(7,590)
Total income tax benefit (provision)	$1,951	$(4,646)	$(8,784)

(1) Prior to the adoption of ASU 2023-09 prospectively for the year ended December 31, 2025, U.S. state and local deferred tax benefit (provision) was presented within the U.S. federal amount.

Reconciliations of the benefit (provision) for income taxes to the amount computed at the U.S. federal statutory tax rate of 21% are as follows.

	For the Year Ended December 31, 2025
(in thousands)	Amount	Percent of pre-tax loss
U.S. federal statutory tax rate	$55,575	21.0%
U.S. state and local taxes, net of U.S. federal income tax(1)	(640)	(0.2)%
Tax credits	(485)	(0.2)%
Changes in U.S. federal income tax valuation allowance	(48,690)	(18.4)%
Nontaxable or nondeductible items:
Officers' compensation	(3,342)	(1.3)%
Other	171	0.1%
Changes in unrecognized tax benefits	67	—%
Other adjustments	(705)	(0.3)%
Effective income tax rate	$1,951	0.7%

(1) State taxes in Texas comprised the majority of this category.

	For the Years Ended December 31,
(in thousands)	2024	2023
Tax benefit (provision) at U.S. statutory rate	$41,431	$37,848
U.S. state and local taxes, net of U.S. federal income tax	5,125	5,766
Valuation allowance	(47,345)	(49,109)
Convertible debt repurchase premium	(2,745)	—
Stock compensation	(83)	(1,312)
Other	(1,029)	(1,977)
Total	$(4,646)	$(8,784)

Income taxes paid (net of refunds received) consisted of the following:

(in thousands)	For the Year Ended December 31, 2025
Texas	$997
Oregon	395
All other states	45
Total income taxes paid (net of refunds)	$1,437

Significant components of the Company's deferred tax assets and liabilities are as follows.

	As of December 31,
(in thousands)	2025	2024
Deferred income tax assets:
Operating loss carryforwards	$489,929	$426,454
Operating lease obligations	300,713	322,612
Tax credits	49,883	50,367
Accrued expenses	44,337	47,467
Financing lease obligations	—	29,524
Intangible assets	5,537	17,103
Investment in unconsolidated ventures	2,943	3,322
Capital loss carryforward	167	—
Other	—	97
Total gross deferred income tax asset	893,509	896,946
Valuation allowance	(578,225)	(521,497)
Net deferred income tax assets	315,284	375,449
Deferred income tax liabilities:
Operating lease right-of-use assets	(259,117)	(284,594)
Property, plant and equipment	(48,955)	(100,459)
Financing lease obligations	(9,401)	—
Other	(4,127)	—
Total gross deferred income tax liability	(321,600)	(385,053)
Net deferred tax asset (liability)	$(6,316)	$(9,604)

A reconciliation of the beginning and ending amounts of the deferred tax valuation allowance is as follows:

Year Ended	Balance at beginning of period	Charged to deferred income tax (benefit) provision		Balance at end of period
December 31, 2023	$425,043	$49,109	(1)	$474,152
December 31, 2024	$474,152	$47,345	(1)	$521,497
December 31, 2025	$521,497	$56,728	(1)	$578,225

(1) Increase to valuation allowance for U.S. federal and state net operating losses and credits.

As of both December 31, 2025 and 2024, the Company had federal net operating loss carryforwards generated in 2017 and prior of approximately $790.8 million, which are available to offset future taxable income from 2026 through 2037. Additionally, as of December 31, 2025 and 2024, the Company had federal net operating loss carryforwards generated after 2017 of $1.2 billion and $0.9 billion, respectively, which have an indefinite life, but with usage limited to 80% of taxable income in any given year. The Company had federal and state capital loss carryforwards of $0.7 million as of December 31, 2025. The Company determined that a valuation allowance was required after consideration of the Company's estimated future reversal of existing timing differences as of December 31, 2025 and 2024. The Company does not consider estimates of future taxable income in its determination due to the existence of cumulative historical operating losses. The Company's valuation allowance as of December 31, 2025 and 2024 was $578.2 million and $521.5 million, respectively.

The Company has recorded valuation allowances of $528.2 million and $471.1 million against its federal and state net operating losses as of December 31, 2025 and 2024, respectively. The Company has recorded a valuation allowance against its federal and state capital loss carryforward of $0.1 million as of December 31, 2025. The Company also recorded a valuation allowance against federal and state credits of $49.9 million and $50.4 million as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the Company had gross tax affected unrecognized tax benefits of $18.0 million and $18.1 million, respectively, which, if recognized, would result in an income tax benefit recorded in the consolidated statement of operations and would affect the annual effective tax rate. Interest and penalties related to these tax positions are classified as tax expense in the Company's consolidated financial statements. Total interest and penalties reserved is $0.2 million as of both December 31, 2025 and 2024. As of December 31, 2025, the Company's tax returns for years 2021 through 2024 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

A reconciliation of the unrecognized tax benefits is as follows.

	For the Years Ended December 31,
(in thousands)	2025	2024
Balance at beginning of period	$18,101	$18,205
Reductions for tax positions related to prior years	(69)	(104)
Balance at end of period	$18,032	$18,101

18. Supplemental Disclosure of Cash Flow Information

(in thousands)	For the Years Ended December 31,
Supplemental Disclosure of Cash Flow Information:	2025	2024	2023
Interest paid	$238,371	$243,071	$231,786
Income taxes paid, net of (refunds)	$1,437	$1,051	$(1,429)

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$170,700	$186,755	$216,511
Capital expenditures - development, net	13	637	1,762
Capital expenditures - non-development - reimbursable from lessor	32,575	16,958	10,319
Trade accounts payable	(1,763)	(3,100)	4,613
Net cash paid	$201,525	$201,250	$233,205
Acquisition of assets, net of cash acquired:
Prepaid expenses and other assets, net	$—	$—	$23
Property, plant and equipment and leasehold intangibles, net	$1,028	$277,997	$6,872
Investment in unconsolidated ventures	—	—	(3,395)
Operating lease right-of-use assets	—	(51,968)	—
Long-term debt	—	(188,634)	—
Operating lease obligations	—	71,016	—
Financing lease obligations	277,208	—	—
Loss on debt modification and extinguishment, net	32,792	—	—
Other liabilities	—	—	(384)
Other non-operating loss (income)	—	—	(2,542)
Net cash paid	$311,028	$108,411	$574
Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$(195)	$(362)	$(1,889)
Property, plant and equipment and leasehold intangibles, net	(23,584)	(6,291)	(36,545)
Investment in unconsolidated ventures	—	—	(27,392)
Refundable fees and deferred revenue	—	—	9,347
Other liabilities	—	559	10,690
Non-operating loss (gain) on sale of assets, net	—	(923)	(1,441)
Loss (gain) on sale of communities, net	(2,368)	—	(36,296)
Net cash received	$(26,147)	$(7,017)	$(83,526)

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Non-cash lease transactions, net:
Property, plant and equipment and leasehold intangibles, net	$—	$146,571	$(51,518)
Operating lease right-of-use assets	13,241	660,756	223,309
Other assets, net	(481)	—	—
Operating lease obligations	(13,252)	(654,352)	(260,611)
Financing lease obligations	—	(152,975)	88,820
Loss (gain) on facility operating lease termination, net	492	—	—
Net	$—	$—	$—

Restricted cash consists principally of escrow deposits for real estate taxes, property insurance, interest rate caps, capital expenditures, and debt service reserves required by certain lenders under mortgage debt agreements, deposits as security for self-insured retention risk under general and professional liability programs, property insurance programs and workers' compensation programs, and regulatory reserves for certain CCRCs. The components of restricted cash are as follows.

	December 31,
(in thousands)	2025	2024
Current:
Real estate tax and property insurance escrows	$20,156	$16,307
Interest rate cap escrows	7,901	16,861
Replacement reserve escrows	4,920	6,452
Other	250	251
Subtotal	33,227	39,871
Non-current:
Insurance deposits	12,714	17,508
CCRCs escrows	11,710	11,277
Debt service reserve	6,222	2,147
Other	13	112
Subtotal	30,659	31,044
Total	$63,886	$70,915

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sums to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(in thousands)	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$279,122	$308,925
Restricted cash - current	33,227	39,871
Restricted cash - non-current	30,659	31,044
Total cash, cash equivalents, and restricted cash	$343,008	$379,840

19. Segment Information

The Company has three reportable segments: Independent Living; Assisted Living and Memory Care; and CCRCs. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the Chief Operating Decision Maker ("CODM") to assess the performance of the individual segment and make decisions about resources to be allocated to the segment. The Company's CODM is its Chief Executive Officer.

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

The following tables set forth selected segment financial data.

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Revenue and other operating income:
Independent Living (1)(2)	$593,813	$598,922	$564,499
Assisted Living and Memory Care (1)(2)	2,103,303	2,038,660	1,968,440
CCRCs (1)(2)	345,596	334,468	333,404
All Other (3)	151,354	153,437	149,486
Total revenue and other operating income	3,194,066	3,125,487	3,015,829

Community labor expenses:
Independent Living	226,323	230,037	221,112
Assisted Living and Memory Care	1,024,260	994,687	979,926
CCRCs	185,795	183,322	192,860
Other facility operating expenses:(4)
Independent Living	169,944	173,803	158,742
Assisted Living and Memory Care	515,633	510,670	486,197
CCRCs	94,061	90,742	90,963
Total facility operating expenses	2,216,016	2,183,261	2,129,800
Segment operating income:(5)
Independent Living	197,546	195,082	184,645
Assisted Living and Memory Care	563,410	533,303	502,317
CCRCs	65,740	60,404	49,581
All Other	10,853	10,521	10,161
Total segment operating income	837,549	799,310	746,704

General and administrative expense (including non-cash stock-based compensation expense)	195,141	185,850	178,894
Facility operating lease expense	200,263	200,587	202,410
Depreciation and amortization	355,527	357,788	342,712
Asset impairment	71,349	8,557	40,572
Loss (gain) on sale of communities, net	(2,368)	—	(36,296)
Loss (gain) on facility operating lease termination, net	4,139	—	—
Income (loss) from operations	$13,498	$46,528	$18,412

Total capital expenditures for property, plant and equipment, and leasehold intangibles:
Independent Living	$44,357	$48,658	$51,188
Assisted Living and Memory Care	121,325	122,384	121,240
CCRCs	18,188	18,214	37,414
Corporate and All Other	19,418	15,094	18,750
	$203,288	$204,350	$228,592

(1)All revenue and other operating income is earned from external third parties in the United States.
(2)During the year ended December 31, 2023, the Company recognized $9.1 million of other operating income from grants from states and other local government sources. The Independent Living, Assisted Living and Memory Care, and CCRCs segments recognized $0.5 million, $8.0 million, and $0.6 million, respectively, in other operating income for the year ended December 31, 2023.

(3)All Other revenue and other operating income includes management fees and reimbursements of costs incurred on behalf of managed communities. For the year ended December 31, 2023, revenue and other operating income includes $0.9 million of revenue earned from unconsolidated ventures in which the Company had an ownership interest.
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

The Company does not report total assets by segment because this is not a metric used by the CODM to allocate resources or evaluate segment performance. The Company's total carrying amount of goodwill is included on the Independent Living segment and was $27.3 million as of December 31, 2025, 2024, and 2023.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Based on the Company's evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K and incorporated herein by reference.

Internal Control Over Financial Reporting

We recently completed the implementation of a new enterprise resource planning system which replaced certain of our existing financial and operating systems. We have made changes to our internal control over financial reporting to address the related processes and systems. Other than the implementation, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

To the extent not set forth herein, the information required by this item is incorporated by reference from the discussions under the headings "Election of Directors," "Corporate Governance," and "Executive Officers" in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC by April 30, 2026.

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all employees, directors, and officers, including our principal executive officer, our principal financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, both of which are available on our website at www.brookdaleinvestors.com. Any amendment to, or waiver from, a provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, or to any executive officer or director, will be posted on our website.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the discussions under the headings "Director Compensation" and "Executive Compensation" in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC by April 30, 2026.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the extent not set forth herein, the information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Stock Ownership Information" in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC by April 30, 2026.

The following table provides certain information as of December 31, 2025 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date).

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a) (1)	(b)	(c)
Equity compensation plans approved by security holders (2)	$5,261,185	$—	$12,142,972
Equity compensation plans not approved by security holders (3)	—	—	35,936
Total	$5,261,185	—	$12,178,908

(1)The table above includes 88,611 shares issuable pursuant to vested restricted stock units and 5,172,574 shares potentially issuable pursuant to unvested restricted stock units, including 1,065,485 shares that may be issued for performance achievement in excess of target. Pursuant to SEC guidance, the table above excludes an aggregate of 28,929 shares of unvested restricted stock that were outstanding under our 2024 Omnibus Incentive Plan as of December 31, 2025. Our 2024 Omnibus Incentive Plan allows awards to be made in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, unrestricted shares, performance awards, and other stock-based awards.
(2)The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 12,142,972 shares remaining available for future issuance under our 2024 Omnibus Incentive Plan, excluding those reported in column (a).
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the discussions under the headings "Certain Relationships and Related Transactions" and "Director Independence" in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC by April 30, 2026.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the discussion under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for 2026" in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC by April 30, 2026.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1)Our Audited Consolidated Financial Statements

Report of the Independent Registered Public Accounting Firm

Report of the Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024, and 2023

Consolidated Statements of Equity (Deficit) for the Years Ended December 31, 2025, 2024, and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023

Notes to Consolidated Financial Statements

All schedules have been omitted because they are not applicable or are not required, or the required information is included in the Consolidated Financial Statements or the notes thereto.

2)    Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2019).
3.2	Amended and Restated Bylaws of the Company dated October 29, 2019 (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on October 29, 2019).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) filed on November 7, 2005).
4.2	Description of the Company's securities.
4.3
Indenture, dated as of October 1, 2021, by and among the Company and American Stock Transfer & Trust Company, LLC, as trustee, governing the 2.00% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2021).

4.4	Form of 2.00% Convertible Senior Notes due 2026 (included in Exhibit 4.3).
4.5
Indenture, dated as of October 3, 2024, between the Company and Equiniti Trust Company, LLC, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2024).

4.6	Form of 3.50% Convertible Senior Notes due 2029 (included in Exhibit 4.5).
10.1.1	Letter Agreement dated as of July 26, 2020 by and between the Company and Ventas (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020).††
10.1.2
Amended and Restated Master Lease and Security Agreement dated as of July 26, 2020 by an among certain subsidiaries of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020).††

10.1.3
Amended and Restated Guaranty dated as of July 26, 2020 by and among the Company as Guarantor, certain subsidiaries of the Company as Tenant, and Ventas and certain of its subsidiaries (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020).††

10.1.4
Amendment No. 1 dated as of December 18, 2024 to Amended and Restated Guaranty by and among the Company as Guarantor, certain subsidiaries of the Company as Tenant, and Ventas and certain of its subsidiaries (incorporated by reference to Exhibit 10.1.6 to the Company’s Annual Report on Form 10-K filed on February 19, 2025).

10.1.5
Amendment No. 1 dated effective April 15, 2021 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021).†

10.1.6
Amendment No. 2 dated effective July 12, 2021 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021).†

10.1.7
Amendment No. 3 dated effective July 15, 2022 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2022).†

10.1.8
Amendment No. 4 dated effective October 23, 2023 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.1.9 to the Company's Annual Report on Form 10-K filed on February 21, 2024).††

10.1.9
Amendment No. 5 dated effective December 18, 2024 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord (incorporated by reference to Exhibit 10.1.11 to the Company's Annual Report on Form 10-K filed on February 19, 2025).††

10.1.10
Amendment No. 6 dated effective October 27, 2025 to Amended and Restated Master Lease and Security Agreement by and between certain affiliates of the Company as Tenant and certain subsidiaries of Ventas as Landlord.††

10.2.1
Master Credit Facility Agreement (Senior Housing) dated as of August 31, 2017, by and between Jones Lang LaSalle Multifamily, LLC and the Company's subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2017).†

10.2.2
Amendment No. 1 to Master Credit Facility Agreement (Senior Housing) dated as of November 1, 2018, by and between Jones Lang LaSalle Multifamily LLC and the Company's subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.2.2 to the Company's Annual Report on Form 10-K filed on February 21, 2024).

10.2.3
Reaffirmation, Joinder and Second Amendment to Master Credit Facility Agreement (Seniors Housing) dated as of December 15, 2023, by and between JLL Real Estate Capital, LLC, Fannie Mae and the Company's subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.2.3 to the Company's Annual Report on Form 10-K filed on February 21, 2024).†

10.2.4
Reaffirmation, Joinder and Third Amendment to Master Credit Facility Agreement (Seniors Housing) dated as of December 20, 2024, by and between JLL Real Estate Capital, LLC, Fannie Mae and the Company's subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.1.11 to the Company's Annual Report on Form 10-K filed on February 19, 2025).††

10.3
Amended and Restated Employment Agreement dated November 3, 2021 by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2021).*

10.4.1
Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (the "2014 Omnibus Incentive Plan") (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2019).*

10.4.2	Amendment No. 1 to 2014 Omnibus Incentive Plan effective February 12, 2020 (incorporated by reference to Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K filed on February 19, 2020).*
10.4.3	Amendment No. 2 to 2014 Omnibus Incentive Plan effective January 26, 2022 (incorporated by reference to Exhibit 10.4.3 to the Company’s Annual Report on Form 10-K filed on February 15, 2022).*
10.5
Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2022 Time-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022).*

10.6
Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2022 Performance-Based Form for Executive Officers) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022).*

10.7
Form of Outside Director Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2016).*

10.8	Amended and Restated Tier I Severance Pay Policy dated August 5, 2025 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2025).*
10.9
Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan dated as of February 15, 2023, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023).*

10.10
Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2023 Time-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023).*

10.11
Performance-Based Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan dated as of February 15, 2023, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023).*

10.12
Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2023 Performance-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023).*

10.13
Performance-Based Cash Award Agreement dated as of February 15, 2023, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023).*

10.14
Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan dated as of February 15, 2024, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024).††*

10.15
Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2024 Time-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024).*

10.16
Performance-Based Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan dated as of February 15, 2024, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024).††*

10.17
Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan (2024 Performance-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024).†*

10.18
Offer Letter Agreement dated as of January 12, 2023 by and between the Company and Dawn L. Kussow (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023).*

10.19
Brookdale Senior Living Inc. 2024 Omnibus Incentive Plan (the “2024 Omnibus Incentive Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2024).*

10.20	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2011).*
10.21	Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on June 30, 2009).*
10.22	Non-Employee Director Deferred Compensation Plan dated December 12, 2022 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on February 22, 2023).*
10.23	Form of Restricted Share Agreement under the 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 19, 2025).*
10.24
Form of Outside Director Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on February 19, 2025).*

10.25
Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan dated as of February 13, 2025, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2025).*

10.26
Form of Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan (2025 Time-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2025).*

10.27
Performance-Based Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan dated as of February 13, 2025, by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2025).††*

10.28
Form of Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan (2025 Performance-Based Form for Executive Officers other than CEO) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2025).††*

10.29
Restricted Stock Unit Agreement under the Brookdale Senior Living Inc. 2024 Omnibus Incentive Plan dated as of April 27, 2025, by and between the Company and Denise W. Warren (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2025).*

10.30
Employment Agreement dated October 1, 2025 by and between the Company and Nikolas W. Stengle (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2025).††*

10.31	Form of Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan dated as of October 6, 2025, by and between the Company and Nikolas W. Stengle (Performance-Based Awards).††*
10.32	Form of Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan dated as of October 6, 2025, by and between the Company and Nikolas W. Stengle (Time-Based Awards).*
19	Brookdale Senior Living Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed on February 21, 2024).
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Brookdale Senior Living Inc. Clawback and Forfeiture Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on February 21, 2024).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

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

BROOKDALE SENIOR LIVING INC.

By:	/s/ Nikolas W. Stengle
Name:	Nikolas W. Stengle
Title:	Chief Executive Officer
Date:	February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Denise W. Warren	Non-Executive Chairman of the Board	February 19, 2026
Denise W. Warren

/s/ Nikolas W. Stengle	Chief Executive Officer and Director	February 19, 2026
Nikolas W. Stengle	(Principal Executive Officer)

/s/ Dawn L. Kussow	Executive Vice President and Chief Financial Officer	February 19, 2026
Dawn L. Kussow	(Principal Financial and Accounting Officer)

/s/ Jordan R. Asher	Director	February 19, 2026
Jordan R. Asher

/s/ Claudia N. Drayton	Director	February 19, 2026
Claudia N. Drayton

/s/ Mark Fioravanti	Director	February 19, 2026
Mark Fioravanti

/s/ Victoria L. Freed	Director	February 19, 2026
Victoria L. Freed

/s/ Joshua Hausman	Director	February 19, 2026
Joshua Hausman

/s/ Elizabeth B. Mace	Director	February 19, 2026
Elizabeth B. Mace

/s/ Lee S. Wielansky	Director	February 19, 2026
Lee S. Wielansky