Form 10-Q
period 2026-03-31
Brookdale Senior Living Inc.
filed 2026-05-07
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 5, 2026, 238,789,796 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$265,204	$279,122
Marketable securities	4,939	—
Restricted cash	31,075	33,227
Accounts receivable, net	64,359	67,680
Assets held for sale	75,221	77,206
Prepaid expenses and other current assets, net	111,750	96,705
Total current assets	552,548	553,940
Property, plant and equipment and leasehold intangibles, net	4,230,837	4,272,697
Operating lease right-of-use assets	1,012,792	1,032,140
Restricted cash	37,374	30,659
Goodwill	27,321	27,321
Other assets, net	36,940	35,486
Total assets	$5,897,812	$5,952,243
Liabilities and Equity (Deficit)
Current liabilities
Current portion of long-term debt	$82,616	$77,492
Current portion of financing lease obligations	1,133	1,211
Current portion of operating lease obligations	76,833	74,522
Trade accounts payable	84,333	75,099
Accrued expenses	223,880	273,394
Refundable fees and deferred revenue	65,774	66,207
Total current liabilities	534,569	567,925
Long-term debt, less current portion	4,224,369	4,215,005
Financing lease obligations, less current portion	24,134	24,353
Operating lease obligations, less current portion	1,105,690	1,123,539
Deferred tax liability	5,332	6,316
Other liabilities	58,289	58,482
Total liabilities	5,952,383	5,995,620
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at March 31, 2026 and December 31, 2025; 249,316,153 and 248,274,011 shares issued and 238,788,628 and 237,746,486 shares outstanding as of March 31, 2026 and December 31, 2025, respectively (including 28,929 unvested restricted shares as of March 31, 2026 and December 31, 2025)	2,493	2,483
Additional paid-in-capital	4,353,777	4,358,077
Treasury stock, at cost; 10,527,525 shares at March 31, 2026 and December 31, 2025	(102,774)	(102,774)
Accumulated deficit	(4,309,431)	(4,302,539)
Total Brookdale Senior Living Inc. stockholders' equity (deficit)	(55,935)	(44,753)
Noncontrolling interest	1,364	1,376
Total equity (deficit)	(54,571)	(43,377)
Total liabilities and equity (deficit)	$5,897,812	$5,952,243
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Resident fees	$722,456	$777,454
Management fees	5,373	2,620
Reimbursed costs incurred on behalf of managed communities	37,027	33,790
Total revenue	764,856	813,864

Facility operating expense (excluding facility depreciation and amortization of $68,916 and $86,209, respectively)	511,470	556,987
General and administrative expense (including non-cash stock-based compensation expense of $3,680 and $3,979, respectively)	45,057	47,874
Facility operating lease expense	43,981	52,874
Depreciation and amortization	73,463	90,976
Asset impairment	6,115	1,787
Loss (gain) on sale of communities, net	(4,034)	—
Costs incurred on behalf of managed communities	37,027	33,790
Income (loss) from operations	51,777	29,576

Interest income	3,113	3,648
Interest expense:
Debt	(55,670)	(54,659)
Financing lease obligations	(1,700)	(5,600)
Amortization of deferred financing costs	(3,483)	(3,630)
Change in fair value of derivatives	1,301	(1,142)
Gain (loss) on debt modification and extinguishment, net	(2,786)	(35,220)
Other non-operating income (loss)	115	1,358
Income (loss) before income taxes	(7,333)	(65,669)
Benefit (provision) for income taxes	429	676
Net income (loss)	(6,904)	(64,993)
Net (income) loss attributable to noncontrolling interest	12	14
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(6,892)	$(64,979)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.03)	$(0.28)
Weighted average shares used in computing basic and diluted net income (loss) per share	238,112	230,678
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Total equity (deficit), balance at beginning of period	$(43,377)	$213,905

Common stock:
Balance at beginning of period	$2,483	$2,105
Shares issued for settlement of prepaid stock purchase contracts	—	296
Shares issued for warrant exercise	—	26
Restricted stock and restricted stock units, net	15	25
Shares withheld for employee taxes	(5)	(7)
Balance at end of period	$2,493	$2,445
Additional paid-in-capital:
Balance at beginning of period	$4,358,077	$4,352,991
Compensation expense related to restricted stock grants	3,680	3,979
Shares issued for settlement of prepaid stock purchase contracts	—	(296)
Shares issued for warrant exercise	—	(26)
Restricted stock and restricted stock units, net	(15)	(25)
Shares withheld for employee taxes	(7,965)	(4,749)
Balance at end of period	$4,353,777	$4,351,874
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(4,302,539)	$(4,039,847)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(6,892)	(64,979)
Balance at end of period	$(4,309,431)	$(4,104,826)
Noncontrolling interest:
Balance at beginning of period	$1,376	$1,430
Net income (loss) attributable to noncontrolling interest	(12)	(14)
Balance at end of period	$1,364	$1,416
Total equity (deficit), balance at end of period	$(54,571)	$148,135

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	237,746	200,020
Shares issued for settlement of prepaid stock purchase contracts	—	29,636
Shares issued for warrant exercise	—	2,644
Restricted stock and restricted stock units, net	1,568	2,515
Shares withheld for employee taxes	(525)	(812)
Balance at end of period	238,789	234,003
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$(6,904)	$(64,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on debt modification and extinguishment, net	2,786	35,220
Depreciation and amortization, net	76,946	94,606
Asset impairment	6,115	1,787
Deferred income tax (benefit) provision	(985)	(1,157)
Operating lease expense adjustment	(720)	(3,853)
Change in fair value of derivatives	(1,301)	1,142
Loss (gain) on sale of assets, net	(4,034)	—
Non-cash stock-based compensation expense	3,680	3,979
Property and casualty insurance income	(140)	(1,415)
Changes in operating assets and liabilities:
Accounts receivable, net	3,321	(6,002)
Prepaid expenses and other assets, net	5,267	(5,104)
Prepaid insurance premiums financed with notes payable	(20,199)	(22,392)
Trade accounts payable and accrued expenses	(47,287)	(15,148)
Refundable fees and deferred revenue	(433)	4,719
Operating lease assets and liabilities for lessor capital expenditure reimbursements	4,775	2,013
Net cash provided by operating activities	20,887	23,402
Cash Flows from Investing Activities
Purchase of marketable securities	(4,939)	—
Sale and maturities of marketable securities	—	20,000
Capital expenditures, net of related payables	(46,476)	(41,817)
Acquisition of assets	—	(311,028)
Proceeds from sale of assets, net	22,059	—
Property and casualty insurance proceeds	140	1,415
Change in lease acquisition deposits, net	—	5,000
Other	(518)	(325)
Net cash provided by (used in) investing activities	(29,734)	(326,755)
Cash Flows from Financing Activities
Proceeds from debt	231,676	320,673
Repayment of debt and financing lease obligations	(217,924)	(70,338)
Payment of financing costs, net of related payables	(6,648)	(5,909)
Payments of employee taxes for withheld shares	(7,612)	(4,757)
Net cash provided by (used in) financing activities	(508)	239,669
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,355)	(63,684)
Cash, cash equivalents, and restricted cash at beginning of period	343,008	379,840
Cash, cash equivalents, and restricted cash at end of period	$333,653	$316,156

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 568 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care, connection, and services in an environment that feels like home. As of March 31, 2026, the Company owned 363 communities, leased 176 communities, and managed 29 communities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, results of operations, and cash flows of the Company for all periods presented. Certain information and footnote disclosures included in annual financial statements have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.

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

3. Revenue

Resident fee revenue by payor source is as follows.

	Three Months Ended March 31,
	2026	2025
Private pay	94.4%	93.9%
Government reimbursement	4.4%	4.8%
Other third-party payor programs	1.2%	1.3%

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

The Company had total deferred revenue (included within refundable fees and deferred revenue within the condensed consolidated balance sheets) of $51.7 million and $51.3 million, including $29.8 million and $29.1 million of monthly resident fees billed and received in advance, as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, the Company recognized $39.4 million and $40.7 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2026 and 2025, respectively.

4. Property, Plant and Equipment and Leasehold Intangibles, Net

As of March 31, 2026 and December 31, 2025, net property, plant and equipment and leasehold intangibles consisted of the following.

(in thousands)	March 31, 2026	December 31, 2025
Land	$538,001	$544,824
Buildings and improvements	5,793,014	5,799,937
Furniture and equipment	1,269,993	1,259,410
Resident in-place lease intangibles	255,927	260,389
Construction in progress	36,277	35,788
Assets under financing leases and leasehold improvements	591,997	586,496
Property, plant and equipment and leasehold intangibles	8,485,209	8,486,844
Accumulated depreciation and amortization	(4,254,372)	(4,214,147)
Property, plant and equipment and leasehold intangibles, net	$4,230,837	$4,272,697

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $73.5 million and $91.0 million for the three months ended March 31, 2026 and 2025, respectively.

The Company recognized $6.1 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively, of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets.

As of March 31, 2026, eight communities in the Assisted Living and Memory Care segment and one community in the CCRCs segment were classified as held for sale, resulting in $75.2 million of net property, plant and equipment and leasehold intangibles assets being recognized as assets held for sale within the condensed consolidated balance sheet. Subsequent to March 31, 2026, the Company completed the sale of three owned communities for cash proceeds of $88 million, net of transaction costs. The closings of the sales of the additional communities are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the additional transactions will close or, if they do, when the actual closings will occur.

5. Debt

Long-term debt consists of the following.

(in thousands)	March 31, 2026	December 31, 2025
Fixed-rate mortgage notes payable due 2027 through 2036; weighted average interest rate of 4.91% and 4.88% as of March 31, 2026 and December 31, 2025, respectively	$2,875,940	$2,897,275
Variable-rate mortgage notes payable due 2027 through 2031; weighted average interest rate of 6.07% and 6.18% as of March 31, 2026 and December 31, 2025, respectively	1,064,116	1,048,308
Convertible notes payable due October 2026; interest rate of 2.00% as of both March 31, 2026 and December 31, 2025	23,297	23,297
Convertible notes payable due October 2029; interest rate of 3.50% as of both March 31, 2026 and December 31, 2025	369,445	369,445
Notes payable for insurance premium financing due 2026; interest rate of 5.40% as of March 31, 2026	19,575	—
Deferred financing costs, net	(45,388)	(45,828)
Total long-term debt	4,306,985	4,292,497
Current portion	82,616	77,492
Total long-term debt, less current portion	$4,224,369	$4,215,005

As of March 31, 2026, the current portion of long-term debt within the Company's condensed consolidated financial statements includes $6.2 million of mortgage notes payable secured by assets held for sale.

As of March 31, 2026, 89.3%, or $3.9 billion, of the Company's total debt obligations represented non-recourse property-level mortgage financings.

As of March 31, 2026, $1.4 million of letters of credit and no cash borrowings were outstanding under the Company's $100.0 million secured credit facility. The Company also had separate letter of credit facilities providing up to $68.0 million of letters of credit as of March 31, 2026 under which $59.2 million had been issued as of that date.

On March 31, 2026, the Company obtained an aggregate $184.9 million of debt on 7 communities and repaid $190.6 million of outstanding mortgage debt secured by 11 communities previously scheduled to mature in March 2027. The principal amounts of the new loans are secured by non-recourse first mortgages, bear interest at a fixed rate of 5.38%, are interest only for the first two years, and mature in April 2033.

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

As of March 31, 2026, the Company is in compliance with the financial covenants of its debt agreements.

6. Leases

As of March 31, 2026, the Company operated 176 communities under long-term leases (167 operating leases and 9 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, the Company guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of March 31, 2026, the Company is in compliance with the financial covenants of its long-term lease agreements.

7. Litigation

The Company has been and is currently involved in litigation and claims incidental to the conduct of its business, which it believes are generally comparable to other companies in the senior living and healthcare industries. In addition, the Company has been and currently is involved in putative class action litigation regarding staffing at the Company's communities and compliance with consumer protection laws and the Americans with Disabilities Act (and similar state laws). Certain claims and lawsuits allege large damage amounts, seek injunctive relief, and may require (and have required) significant costs to defend and resolve. The Company took a charge for this litigation of $7.0 million for the year ended December 31, 2024, representing its estimate of the Company’s ultimate cost to resolve such litigation, net of estimated probable insurance recoveries. The final outcome of the pending class action litigation is dependent on many factors that are difficult to predict. Accordingly the Company’s ultimate cost related to these matters may be materially different than the amount of the Company’s current estimate and accruals. The Company continues to vigorously defend against the pending putative class action litigation.

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

8. Stock-Based Compensation

Grants of restricted stock units and stock awards under the Company's 2024 Omnibus Incentive Plan were as follows.

(in thousands, except for weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2026	1,529	$16.30	$24,934

9. Earnings Per Share

Potentially dilutive common stock equivalents for the Company include convertible senior notes, unvested restricted stock, and restricted stock units. Prior to June 30, 2025, the potentially dilutive common stock equivalents for the Company also included warrants and prepaid stock purchase contracts.

As of March 31, 2026, $23.3 million in aggregate principal amount of the Company's 2.00% convertible senior notes due 2026 (the "2026 Notes") remain outstanding and the maximum number of shares issuable upon settlement of the 2026 Notes is 3.9 million (after giving effect to 1.0 million additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events). As of March 31, 2026, $369.4 million in aggregate principal amount of the Company’s 3.50% convertible senior notes due 2029 (the “2029 Notes”) remain outstanding and the maximum number of shares issuable upon settlement of the 2029 Notes is 55.0 million (after giving effect to 13.9 million additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events).

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the weighted average minimum number of shares issuable upon settlement of the Company's previously outstanding prepaid stock purchase contracts. The following table summarizes the computation of basic weighted average shares presented in the condensed consolidated statements of operations.

	Three Months Ended March 31,
(in thousands)	2026	2025
Weighted average common shares outstanding	238,112	201,042
Weighted average minimum shares issuable under purchase contracts	—	29,636
Weighted average shares outstanding - basic	238,112	230,678

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

	As of March 31,
(in millions)	2026	2025
2026 Notes at initial conversion rate	2.9	2.9
Incremental shares issuable upon certain events for 2026 Notes	1.0	1.0
2029 Notes at initial conversion rate	41.1	41.1
Incremental shares issuable upon certain events for 2029 Notes	13.9	13.9
Warrants	—	5.6
Restricted stock and restricted stock units	4.0	6.2
Total	62.9	70.7

10. Income Taxes

The difference between the Company's effective tax rate for the three months ended March 31, 2026 and 2025 was primarily due to an increase in tax expense from the change in valuation allowance relative to the tax benefit recorded on operational losses during the three months ended March 31, 2026.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $8.1 million for the three months ended March 31, 2026, which was partially offset by an increase to the valuation allowance of $7.1 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $15.9 million for the three months ended March 31, 2025, which was partially offset by an increase to the valuation allowance of $14.7 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of March 31, 2026 and December 31, 2025 was $585.3 million and $578.2 million, respectively.

The increase in the valuation allowance for the three months ended March 31, 2026 and 2025 is the result of current operating losses during the three months ended March 31, 2026 and 2025 and by the anticipated reversal of future tax liabilities offset by future tax deductions.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three months ended March 31, 2026 and 2025 which are included in income tax expense or benefit for the period. As of March 31, 2026, tax returns for years 2021 through 2024 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

11. Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2026	2025
Supplemental Disclosure of Cash Flow Information:
Interest paid	$52,227	$53,173
Income taxes paid, net of (refunds)	$356	$7

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$48,380	$41,127
Capital expenditures - development, net	—	9
Capital expenditures - non-development - reimbursable from lessor	4,775	2,013
Trade accounts payable	(6,679)	(1,332)
Net cash paid	$46,476	$41,817
Acquisition of assets:
Property, plant and equipment and leasehold intangibles, net	$—	$1,028
Financing lease obligations	—	277,208
Loss on debt modification and extinguishment, net	—	32,792
Net cash paid	$—	$311,028
Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$(941)	$—
Property, plant and equipment and leasehold intangibles, net	(17,422)	—
Other liabilities	338	—
Loss (gain) on sale of communities, net	(4,034)	—
Net cash received	$(22,059)	$—

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

(in thousands)	March 31, 2026	December 31, 2025
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$265,204	$279,122
Restricted cash - current	31,075	33,227
Restricted cash - non-current	37,374	30,659
Total cash, cash equivalents, and restricted cash	$333,653	$343,008

12. Fair Value Measurements

Long-term debt

The Company estimates the fair value of its debt primarily using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. The Company had outstanding mortgage notes payable with a carrying amount of approximately $3.9 billion as of both March 31, 2026 and December 31, 2025. Fair value of the mortgage notes payable approximates the carrying amount as of both March 31, 2026 and December 31, 2025. The Company's fair value of the mortgage notes payable disclosure is classified within Level 2 of the valuation hierarchy.

The carrying amount for the $23.3 million principal amount of outstanding 2026 Notes was $23.2 million, net of deferred financing costs, as of both March 31, 2026 and December 31, 2025. The estimated fair value of the 2026 Notes was approximately $40.0 million and $32.0 million as of March 31, 2026 and December 31, 2025, respectively (Level 2).

The carrying amount for the $369.4 million principal amount of outstanding 2029 Notes was $359.0 million and $358.3 million, net of deferred financing costs, as of March 31, 2026 and December 31, 2025, respectively. The estimated fair value of the 2029 Notes was approximately $611.0 million and $516.0 million as of March 31, 2026 and December 31, 2025, respectively (Level 2).

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

The following tables set forth selected segment financial data.

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue:(1)
Independent Living	$120,330	$157,117
Assisted Living and Memory Care	523,188	533,379
CCRCs	78,938	86,958
All Other	42,400	36,410
Total revenue	$764,856	$813,864

Community labor expenses:
Independent Living	$43,391	$58,284
Assisted Living and Memory Care	243,656	252,710
CCRCs	40,460	46,293
Other facility operating expenses:(2)
Independent Living	33,727	44,601
Assisted Living and Memory Care	129,216	131,116
CCRCs	21,020	23,983
Total facility operating expenses	$511,470	$556,987

Segment operating income:(3)
Independent Living	$43,212	$54,232
Assisted Living and Memory Care	150,316	149,553
CCRCs	17,458	16,682
All Other	5,373	2,620
Total segment operating income	216,359	223,087

General and administrative expense (including non-cash stock-based compensation expense)	45,057	47,874
Facility operating lease expense	43,981	52,874
Depreciation and amortization	73,463	90,976
Asset impairment	6,115	1,787
Loss (gain) on sale of communities, net	(4,034)	—
Income (loss) from operations	$51,777	$29,576

Capital expenditures:
Independent Living	$12,419	$10,270
Assisted Living and Memory Care	31,696	26,526
CCRCs	5,115	3,462
Corporate and All Other	3,925	2,891
Total capital expenditures	$53,155	$43,149

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

The Company does not report total assets by segment because this is not a metric used by the CODM to allocate resources or evaluate segment performance. The Company's total carrying amount of goodwill is included on the Independent Living segment and was $27.3 million as of both March 31, 2026 and December 31, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief, or expectations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "believe," "project," "predict," "continue," "plan," "target," "annualized," or other similar words or expressions, and include statements regarding our expected financial and operational results. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our assumptions or expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, events which adversely affect the ability of seniors to afford resident fees, including downturns in the economy, housing market, consumer confidence, or the equity markets and unemployment among resident family members; the effects of senior housing construction and development, lower industry occupancy, and increased competition; conditions of housing markets, regulatory changes, acts of nature, and the effects of climate change in geographic areas where we are concentrated; terminations of our resident agreements and vacancies in the living spaces we lease; changes in reimbursement rates, methods, or timing under governmental reimbursement programs including the Medicare and Medicaid programs; failure to maintain the security and functionality of our information systems, to prevent a cybersecurity attack or breach, or to comply with applicable privacy and consumer protection laws, including HIPAA; our ability to complete our capital expenditures in accordance with our plans; our ability to identify and pursue development, investment, and acquisition opportunities and our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to complete pending or expected disposition, acquisition, or other transactions on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; risks related to the implementation of our strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; limits on our ability to use net operating loss carryovers to reduce future tax payments; delays in obtaining regulatory approvals; the risks associated with tariffs and the uncertain duration of trade conflicts; disruptions in the financial markets or decreases in the appraised values or performance of our communities that affect our ability to obtain financing or extend or refinance debt as it matures and our financing costs; our ability to generate sufficient cash flow to cover required interest, principal, and long-term lease payments and to fund our planned capital projects; the effect of any non-compliance with any of our debt or lease agreements (including the financial or other covenants contained therein), including the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements and the risk of loss of our property securing leases and indebtedness due to any resulting lease terminations and foreclosure actions; the inability to renew, restructure, or extend leases, or exercise purchase options at or prior to the end of any existing lease term; the effect of our indebtedness and long-term leases on our liquidity and our ability to operate our business; increases in market interest rates that increase the costs of our debt obligations; our ability to obtain additional capital on terms acceptable to us; departures of key officers and potential disruption caused by changes in management; increased competition for, or a shortage of, associates, wage pressures resulting from increased competition, low unemployment levels, minimum wage increases and changes in overtime laws, and union activity; negative publicity with respect to any lawsuits, claims, or other legal or regulatory proceedings; costs to respond to, and adverse determinations resulting from, government inquiries, reviews, audits, and investigations; the cost and difficulty of complying with increasing and evolving regulation, including new disclosure obligations; changes in, or our failure to comply with, employment-related laws and regulations; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us, including putative class action complaints; the risks associated with current global economic conditions and general economic factors on us or our business partners such as inflation, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits, and insurance, interest rates, tax rates, tariffs, and geopolitical tensions or conflicts, the impact of seasonal contagious illness or other contagious disease in the markets in which we operate; actions of activist stockholders; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and, except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-

looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

Unless otherwise specified, references to "Brookdale," "we," "us," "our," or "the Company" in this Quarterly Report on Form 10-Q mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Overview

We are the nation's premier operator of senior living communities, operating and managing 568 communities in 41 states as of March 31, 2026, with the ability to serve approximately 51,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). As of March 31, 2026, we owned 363 communities (32,879 units), leased 176 communities (10,456 units), and managed 29 communities (4,293 units).

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

Community Dispositions

We have continued executing on our ongoing capital recycling program through which we have exited non-strategic or underperforming owned assets or leases. Such activities completed during the three months ended March 31, 2026 included the sale of seven owned communities (330 units) for proceeds of $22.1 million, net of transaction costs, and the disposal of two communities (152 units) through lease termination. Subsequent to March 31, 2026, we completed the sale of three owned communities (545 units) for cash proceeds of $88 million, net of transaction costs.

We plan to sell 19 additional owned communities (1,438 units) during 2026. The closings of the expected sales of assets are subject (where applicable) to our successful marketing of such assets on terms acceptable to us. Further, the closings of the expected sales of assets are, or will be, subject to the satisfaction of various conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

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

Comparison of Three Months Ended March 31, 2026 and 2025

Summary Operating Results

The following table summarizes our overall operating results for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2026	2025	Amount	Percent
Resident fees	$722,456	$777,454	$(54,998)	(7.1)%
Facility operating expense	511,470	556,987	(45,517)	(8.2)%
Net income (loss)	(6,904)	(64,993)	(58,089)	(89.4)%
Adjusted EBITDA	131,052	124,139	6,913	5.6%

The decrease in resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $93.1 million less in resident fees during the three months ended March 31, 2026 compared to the prior year period. The decrease was partially offset by a 5.5% increase in same community RevPAR, comprised of a 3.4% increase in same community RevPOR and a 170 basis point increase in same community weighted average occupancy.

The decrease in facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $72.0 million less in facility operating expense during the three months ended March 31, 2026 compared to the prior year period. The decrease was partially offset by a 5.9% increase in same community facility operating expense primarily due to increases in wage rates, increases in estimated insurance expense, and increases in utilities and maintenance expenses associated with winter storm activity.

The decrease in net loss was primarily attributable to a $32.8 million loss on extinguishment of a financing obligation during the prior year period for the reacquisition of three communities previously subject to sale-leaseback transactions and decreases in depreciation and amortization expense and facility operating lease expense due to the disposition of communities since the beginning of the prior year period.

The increase in Adjusted EBITDA was primarily attributable to an increase in same community resident fees partially offset by an increase in same community facility operating expense.

Operating Results - Senior Housing Segments

The following table summarizes the consolidated operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) for the three months ended March 31, 2026 and 2025, including operating results and data on a same community basis. The same community portfolio excludes 23 communities, including 22 communities that we sold subsequent to March 31, 2026 or that we plan to sell during 2026. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$722,456	$777,454	$(54,998)		(7.1)%
Facility operating expense	$511,470	$556,987	$(45,517)		(8.2)%

Number of communities (period end)	539	619	(80)		(12.9)%
Total average units	43,637	50,840	(7,203)		(14.2)%
RevPAR	$5,506	$5,090	$416		8.2%
Weighted average occupancy	82.1%	79.3%	280	bps	n/a
RevPOR	$6,705	$6,416	$289		4.5%

Same Community Operating Results and Data
Resident fees	$690,939	$654,682	$36,257		5.5%
Facility operating expense	$481,120	$454,173	$26,947		5.9%

Number of communities	516	516	—		—%
Total average units	41,273	41,272	1		—%
RevPAR	$5,580	$5,288	$292		5.5%
Weighted average occupancy	82.7%	81.0%	170	bps	n/a
RevPOR	$6,745	$6,526	$219		3.4%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended March 31, 2026 and 2025, including operating results and data on a same community basis.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$120,330	$157,117	$(36,787)		(23.4)%
Facility operating expense	$77,118	$102,885	$(25,767)		(25.0)%

Number of communities (period end)	53	68	(15)		(22.1)%
Total average units	9,138	12,582	(3,444)		(27.4)%
RevPAR	$4,389	$4,162	$227		5.5%
Weighted average occupancy	84.1%	81.2%	290	bps	n/a
RevPOR	$5,217	$5,127	$90		1.8%

Same Community Operating Results and Data
Resident fees	$118,706	$110,644	$8,062		7.3%
Facility operating expense	$76,163	$71,630	$4,533		6.3%

Number of communities	52	52	—		—%
Total average units	8,941	8,940	1		—%
RevPAR	$4,426	$4,125	$301		7.3%
Weighted average occupancy	84.4%	82.8%	160	bps	n/a
RevPOR	$5,242	$4,984	$258		5.2%

The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $45.1 million less in resident fees during the three months ended March 31, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 5.2% increase in same community RevPOR and a 160 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $29.9 million less in facility operating expense during the three months ended March 31, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community facility operating expense primarily resulting from increases in wage rates and increases in estimated insurance expense.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended March 31, 2026 and 2025, including operating results and data on a same community basis.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$523,188	$533,379	$(10,191)		(1.9)%
Facility operating expense	$372,872	$383,826	$(10,954)		(2.9)%

Number of communities (period end)	472	534	(62)		(11.6)%
Total average units	30,415	33,524	(3,109)		(9.3)%
RevPAR	$5,716	$5,292	$424		8.0%
Weighted average occupancy	81.5%	78.7%	280	bps	n/a
RevPOR	$7,011	$6,720	$291		4.3%

Same Community Operating Results and Data
Resident fees	$501,849	$476,310	$25,539		5.4%
Facility operating expense	$351,593	$330,211	$21,382		6.5%

Number of communities	451	451	—		—%
Total average units	28,722	28,722	—		—%
RevPAR	$5,824	$5,528	$296		5.4%
Weighted average occupancy	82.2%	80.5%	170	bps	n/a
RevPOR	$7,086	$6,865	$221		3.2%
The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $39.7 million less in resident fees during the three months ended March 31, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 3.2% increase in same community RevPOR and a 170 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $34.1 million less in facility operating expense during the three months ended March 31, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community facility operating expense primarily resulting from increases in wage rates, increases in estimated insurance expense, and increases in utilities and maintenance expenses associated with winter storm activity.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended March 31, 2026 and 2025, including operating results and data on a same community basis.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$78,938	$86,958	$(8,020)		(9.2)%
Facility operating expense	$61,480	$70,276	$(8,796)		(12.5)%

Number of communities (period end)	14	17	(3)		(17.6)%
Total average units	4,084	4,734	(650)		(13.7)%
RevPAR	$6,443	$6,123	$320		5.2%
Weighted average occupancy	82.0%	78.5%	350	bps	n/a
RevPOR	$7,859	$7,798	$61		0.8%

Same Community Operating Results and Data
Resident fees	$70,384	$67,728	$2,656		3.9%
Facility operating expense	$53,364	$52,332	$1,032		2.0%

Number of communities	13	13	—		—%
Total average units	3,610	3,610	—		—%
RevPAR	$6,499	$6,254	$245		3.9%
Weighted average occupancy	82.8%	80.7%	210	bps	n/a
RevPOR	$7,848	$7,745	$103		1.3%
The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $8.3 million less in resident fees during the three months ended March 31, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 210 basis point increase in same community weighted average occupancy and a 1.3% increase in the segment's same community RevPOR. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase, partially offset by lower skilled nursing revenue and an occupancy mix shift to more independent living residents.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $8.0 million less in facility operating expense during the three months ended March 31, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community facility operating expense primarily resulting from increases in wage rates and increases in utilities and maintenance expenses associated with winter storm activity.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2026	2025	Amount	Percent
Management fees	$5,373	$2,620	$2,753	105.1%
Reimbursed costs incurred on behalf of managed communities	37,027	33,790	3,237	9.6%
Costs incurred on behalf of managed communities	37,027	33,790	3,237	9.6%
General and administrative expense	45,057	47,874	(2,817)	(5.9)%
Facility operating lease expense	43,981	52,874	(8,893)	(16.8)%
Depreciation and amortization	73,463	90,976	(17,513)	(19.3)%
Asset impairment	6,115	1,787	4,328	NM
Loss (gain) on sale of communities, net	(4,034)	—	4,034	NM
Interest income	3,113	3,648	(535)	(14.7)%
Interest expense	59,552	65,031	(5,479)	(8.4)%
Gain (loss) on debt modification and extinguishment, net	(2,786)	(35,220)	(32,434)	(92.1)%
Other non-operating income (loss)	115	1,358	(1,243)	(91.5)%
Benefit (provision) for income taxes	429	676	(247)	(36.5)%

Management fees. The increase in management fees was primarily attributable to $2.5 million of management termination fee revenue recognized during the three months ended March 31, 2026. Management fees of $5.4 million for the three months ended March 31, 2026 include $4.7 million of management fees attributable to communities for which our management agreements were terminated during such period or subsequent to March 31, 2026.

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The increase in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to management agreements entered into since the beginning of the prior year period.

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to our efforts to reduce general and administrative expense as we scaled our general and administrative costs in connection with community dispositions and $1.6 million of transaction costs for stockholder relations advisory matters in the prior year period. General and administrative expense includes transaction, legal, and organizational restructuring costs of $0.8 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Legal costs include charges associated with putative class action litigation. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily due to the termination of community leases subsequent to the prior year period.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily due to the disposition of communities since the beginning of the prior year period.

Asset Impairment. The increase in asset impairment was primarily due to changes in estimates of fair value for certain communities planned for disposition.

Loss (gain) on sale of communities, net. The increase in gain on sale of communities is driven by the sale of seven communities for proceeds of $22.1 million, net of transaction costs in the three months ended March 31, 2026.

Interest expense. The decrease in interest expense was primarily due to the acquisition of 36 communities previously subject to financing leases subsequent to the beginning of the prior year period and an increase in the fair value of interest rate derivatives in the current period.

Gain (Loss) on Debt Modification and Extinguishment, Net. The decrease in loss on debt modification and extinguishment, net was primarily due to a $32.8 million loss on extinguishment of a financing obligation during the prior year period for the reacquisition of three communities previously subject to sale-leaseback transactions.

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

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2026	2025	Amount	Percent
Net cash provided by operating activities	$20,887	$23,402	$(2,515)	(10.7)%
Net cash provided by (used in) investing activities	(29,734)	(326,755)	(297,021)	(90.9)%
Net cash provided by (used in) financing activities	(508)	239,669	(240,177)	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,355)	(63,684)	(54,329)	(85.3)%
Cash, cash equivalents, and restricted cash at beginning of period	343,008	379,840	(36,832)	(9.7)%
Cash, cash equivalents, and restricted cash at end of period	$333,653	$316,156	$17,497	5.5%
Adjusted Free Cash Flow	$(12,225)	$3,780	$(16,005)	NM

The decrease in net cash provided by operating activities was primarily attributable to an increase in the use of cash for changes in accrued expenses.

The decrease in net cash used in investing activities was primarily attributable to $311.0 million of cash paid for the acquisition of formerly leased communities in the prior year period.

The change in net cash provided by (used in) financing activities was primarily attributable to a $147.6 million increase in repayment of debt compared to the prior year period and a $89.0 million decrease in debt proceeds compared to the prior year period.

The change in Adjusted Free Cash Flow was primarily attributable to a $7.3 million increase in non-development capital expenditures, net and the decrease in net cash provided by operating activities.

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

We are highly leveraged and have significant debt and lease obligations. As of March 31, 2026, we had $4.3 billion of debt outstanding at a weighted average interest rate of 5.06%. As of such date, 89.3%, or $3.9 billion, of our total debt obligations represented non-recourse property-level mortgage financings.

As of March 31, 2026, we had $1.2 billion of operating and financing lease obligations, and for the twelve months ending March 31, 2027, we will be required to make approximately $192.2 million of cash lease payments in connection with our existing operating and financing leases.

Total liquidity of $368.7 million as of March 31, 2026 included $265.2 million of unrestricted cash and cash equivalents (excluding restricted cash of $68.4 million), $4.9 million of marketable securities, and $98.6 million of availability on our secured credit facility. Subsequent to March 31, 2026, we completed the sale of three owned communities (545 units) for cash proceeds of $88 million, net of transaction costs, which further enhanced our liquidity subsequent to March 31, 2026.

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

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission ("SEC") on February 19, 2026. Since the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance, decreases in their appraised values, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities’ maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. As of March 31, 2026, 11% of our owned communities were unencumbered by mortgage debt.

As of March 31, 2026, the current portion of long-term debt was $82.6 million, which includes $23.3 million of our 2.00% convertible senior notes due October 15, 2026 and $6.2 million of mortgage notes payable secured by assets held for sale. We have completed the refinancing of all of our mortgage debt maturities due in 2026. Our inability to obtain refinancing proceeds sufficient to cover 2027 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

Capital Expenditures

Our capital expenditures for the three months ended March 31, 2026 are comprised of community-level and corporate capital expenditures. Community-level capital expenditures include maintenance expenditures (including routine maintenance of communities over $1,500 per occurrence), community renovations, unit upgrades (including unit turnovers over $500 per unit), and other major building infrastructure projects (including replacements of major building systems). Corporate capital expenditures include those for information technology systems and equipment and the remediation or replacement of assets as a result of casualty losses.

The following table summarizes our capital expenditures for the three months ended March 31, 2026 for our consolidated business.

(in thousands)
Community-level capital expenditures, net(1)	$40,064
Corporate capital expenditures, net	8,316
Non-development capital expenditures, net	$48,380

(1)Reflects the amount invested, net of lessor reimbursements of $4.8 million.

Credit Facilities

In December 2023, we amended our revolving credit agreement with Capital One, National Association, as administrative agent and lender and the other lenders from time to time parties thereto. The amended agreement provides an expanded commitment amount of up to $100.0 million which can be drawn in cash or as letters of credit. The credit facility matures in January 2027, and we have the option to extend the facility for two additional terms of approximately one year each subject to the satisfaction of certain conditions. We expect to satisfy the conditions to exercise the option to extend the facility for the first additional term. Amounts drawn under the facility will bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging from 2.5% to 3.0% based upon the percentage of the total commitment drawn. Additionally, a quarterly commitment fee of 0.35% per annum was applicable on the unused portion of the facility as of March 31, 2026. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon certain calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of March 31, 2026, $1.4 million of letters of credit and no cash borrowings were outstanding under our $100.0 million secured credit facility and the facility had $98.6 million of availability. We also had separate letter of credit facilities providing up to $68.0 million of letters of credit as of March 31, 2026 under which $59.2 million had been issued as of that date.

Long-Term Leases

As of March 31, 2026, we operated 176 communities under long-term leases (167 operating leases and 9 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, we guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

For the three months ended March 31, 2026, our cash lease payments for our operating leases were $46.5 million and for our financing leases were $2.0 million. For the twelve months ending March 31, 2027, we will be required to make approximately $192.2 million of cash lease payments in connection with our existing operating and financing leases.

Debt and Lease Covenants

Certain of our long-term debt and lease documents contain restrictions, maintenance and capital expenditure obligations, and financial covenants, such as those requiring us to maintain prescribed minimum liquidity and net worth levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquidity of at least $130.0 million at each quarter-end determination date. As of March 31, 2026, our liquidity was $368.7 million.

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

As of March 31, 2026, we are in compliance with the financial covenants of our debt agreements and long-term leases.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income (loss)	$(6,904)	$(64,993)
Provision (benefit) for income taxes	(429)	(676)
Loss (gain) on debt modification and extinguishment, net	2,786	35,220
Other non-operating (income) loss	(115)	(1,358)
Interest expense	59,552	65,031
Interest income	(3,113)	(3,648)
Income (loss) from operations	51,777	29,576
Depreciation and amortization	73,463	90,976
Asset impairment	6,115	1,787
Loss (gain) on sale of communities, net	(4,034)	—
Operating lease expense adjustment	(720)	(3,853)
Non-cash stock-based compensation expense	3,680	3,979
Transaction, legal, and organizational restructuring costs	771	1,674
Adjusted EBITDA	$131,052	$124,139

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by operating activities.

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$20,887	$23,402
Net cash provided by (used in) investing activities	(29,734)	(326,755)
Net cash provided by (used in) financing activities	(508)	239,669
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(9,355)	$(63,684)

Net cash provided by operating activities	$20,887	$23,402
Changes in prepaid insurance premiums financed with notes payable	20,199	22,392
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(4,775)	(2,013)
Non-development capital expenditures, net	(48,380)	(41,127)
Property and casualty insurance proceeds	140	1,415
Payment of financing lease obligations	(296)	(289)
Adjusted Free Cash Flow	$(12,225)	$3,780

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of March 31, 2026, 76%, or $3.3 billion, of our long-term debt had a weighted average fixed interest rate of 4.73%. As of March 31, 2026, we had $1.1 billion of long-term variable-rate debt, at a weighted average interest rate of 6.07%.

In the normal course of business, we enter into certain interest rate cap and swap agreements with major financial institutions to manage our risk above certain interest rates on variable-rate debt. As of March 31, 2026, our $1.1 billion of outstanding long-term variable-rate debt is indexed to SOFR plus a weighted average margin of 241 basis points. Accordingly, our annual interest expense related to long-term variable-rate debt is directly affected by movements in SOFR. As of March 31, 2026, $1.1 billion, or 96%, of our long-term variable-rate debt is subject to interest rate cap or swap agreements and $40.2 million of our variable rate debt is not subject to any interest rate cap or swap agreements. For our SOFR interest rate cap and swap agreements, as of March 31, 2026, the weighted average fixed interest rate is 4.28% and the weighted average remaining term is 1.5 years. Many of our long-term variable-rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in SOFR as of March 31, 2026.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$4.9
200	7.1
500	9.4
1,000	11.4

(1)Amounts are after consideration of interest rate cap and swap agreements in place as of March 31, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended March 31, 2026 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
1/1/2026 - 1/31/2026	12,371	$10.79	—	$44,026
2/1/2026 - 2/28/2026	493,176	15.30	—	44,026
3/1/2026 - 3/31/2026	19,685	14.85	—	44,026
Total	525,232	$15.18	—

(1)Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock units. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock units or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)In 2016, our Board of Directors approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of March 31, 2026, $44.0 million remained available under the repurchase program.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2019 (File No. 001-32641)).

3.2	Amended and Restated Bylaws of the Company dated October 29, 2019 (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on October 29, 2019 (File No. 001-32641)).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) filed on November 7, 2005 (File No. 333-127372)).
4.2	Description of the Company's securities (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on February 19, 2026 (File No. 001-32641)).
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
10.1
Restricted Stock Unit Agreement under the Brookdale Senior Living Inc. 2024 Omnibus Incentive Plan (the "2024 Omnibus Incentive Plan") dated as of February 12, 2026, by and between the Company and Nikolas W. Stengle.

10.2	Form of Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan (2026 Time-Based Form for Executive Officers other than CEO).
10.3	Performance-Based Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan dated as of February 12, 2026, by and between the Company and Nikolas W. Stengle.†
10.4	Form of Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan (2026 Performance-Based Form for Executive Officers other than CEO).†
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101).

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Dawn L. Kussow
Name:	Dawn L. Kussow
Title:	Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)
Date:	May 7, 2026