Form 10-Q
period 2026-06-30
Brookdale Senior Living Inc.
filed 2026-08-10
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 6, 2026, 238,817,252 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted shares and stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$370,388	$279,122
Marketable securities	19,904	—
Restricted cash	33,446	33,227
Accounts receivable, net	56,439	67,680
Assets held for sale	24,067	77,206
Prepaid expenses and other current assets, net	92,867	96,705
Total current assets	597,111	553,940
Property, plant and equipment and leasehold intangibles, net	4,204,533	4,272,697
Operating lease right-of-use assets	992,311	1,032,140
Restricted cash	37,702	30,659
Goodwill	27,321	27,321
Other assets, net	42,837	35,486
Total assets	$5,901,815	$5,952,243
Liabilities and Equity (Deficit)
Current liabilities
Current portion of long-term debt	$70,933	$77,492
Current portion of financing lease obligations	993	1,211
Current portion of operating lease obligations	79,805	74,522
Trade accounts payable	83,413	75,099
Accrued expenses	226,996	273,394
Refundable fees and deferred revenue	60,358	66,207
Total current liabilities	522,498	567,925
Long-term debt, less current portion	4,201,685	4,215,005
Financing lease obligations, less current portion	23,972	24,353
Operating lease obligations, less current portion	1,090,497	1,123,539
Line of credit	23,000	—
Deferred tax liability	10,103	6,316
Other liabilities	57,682	58,482
Total liabilities	5,929,437	5,995,620
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at June 30, 2026 and December 31, 2025; 249,344,777 and 248,274,011 shares issued and 238,817,252 and 237,746,486 shares outstanding as of June 30, 2026 and December 31, 2025, respectively (including 28,929 unvested restricted shares as of December 31, 2025)	2,493	2,483
Additional paid-in-capital	4,357,469	4,358,077
Treasury stock, at cost; 10,527,525 shares at June 30, 2026 and December 31, 2025	(102,774)	(102,774)
Accumulated deficit	(4,286,163)	(4,302,539)
Total Brookdale Senior Living Inc. stockholders' equity (deficit)	(28,975)	(44,753)
Noncontrolling interest	1,353	1,376
Total equity (deficit)	(27,622)	(43,377)
Total liabilities and equity (deficit)	$5,901,815	$5,952,243
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Resident fees	$708,482	$775,614	$1,430,938	$1,553,068
Management fees	742	2,623	6,115	5,243
Reimbursed costs incurred on behalf of managed communities	9,359	34,707	46,386	68,497
Total revenue	718,583	812,944	1,483,439	1,626,808

Facility operating expense (excluding facility depreciation and amortization of $66,648, $88,180, $135,564, and $174,389, respectively)	503,455	562,317	1,014,925	1,119,304
General and administrative expense (including non-cash stock-based compensation expense of $3,721, $3,089, $7,401, and $7,068, respectively)	47,132	54,973	92,189	102,847
Facility operating lease expense	43,771	52,653	87,752	105,527
Depreciation and amortization	71,109	92,853	144,572	183,829
Asset impairment	3,900	577	10,015	2,364
Loss (gain) on sale of communities, net	(45,391)	(43)	(49,425)	(43)
Costs incurred on behalf of managed communities	9,359	34,707	46,386	68,497
Income (loss) from operations	85,248	14,907	137,025	44,483

Interest income	4,081	2,919	7,194	6,567
Interest expense:
Debt	(56,112)	(57,648)	(111,782)	(112,307)
Financing lease obligations	(1,891)	(1,750)	(3,591)	(7,350)
Amortization of deferred financing costs	(3,005)	(3,712)	(6,488)	(7,342)
Change in fair value of derivatives	2,688	29	3,989	(1,113)
Gain (loss) on debt modification and extinguishment, net	(2,934)	(115)	(5,720)	(35,335)
Other non-operating income (loss)	708	2,060	823	3,418
Income (loss) before income taxes	28,783	(43,310)	21,450	(108,979)
Benefit (provision) for income taxes	(5,526)	271	(5,097)	947
Net income (loss)	23,257	(43,039)	16,353	(108,032)
Net (income) loss attributable to noncontrolling interest	11	15	23	29
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$23,268	$(43,024)	$16,376	$(108,003)

Net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders:
Basic	$0.10	$(0.18)	$0.07	$(0.46)
Diluted	$0.10	$(0.18)	$0.07	$(0.46)

Weighted average common shares outstanding:
Basic	239,134	234,737	238,625	232,719
Diluted	243,892	234,737	241,146	232,719
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total equity (deficit), balance at beginning of period	$(54,571)	$148,135	$(43,377)	$213,905

Common stock:
Balance at beginning of period	$2,493	$2,445	$2,483	$2,105
Shares issued for settlement of prepaid stock purchase contracts	—	—	—	296
Shares issued for warrant exercise	—	31	—	57
Restricted stock and restricted stock units, net	—	6	15	31
Shares withheld for employee taxes	—	(2)	(5)	(9)
Balance at end of period	$2,493	$2,480	$2,493	$2,480
Additional paid-in-capital:
Balance at beginning of period	$4,353,777	$4,351,874	$4,358,077	$4,352,991
Compensation expense related to restricted stock grants	3,721	3,089	7,401	7,068
Shares issued for settlement of prepaid stock purchase contracts	—	—	—	(296)
Shares issued for warrant exercise	—	(31)	—	(57)
Restricted stock and restricted stock units, net	—	(6)	(15)	(31)
Shares withheld for employee taxes	(29)	(1,403)	(7,994)	(6,152)
Balance at end of period	$4,357,469	$4,353,523	$4,357,469	$4,353,523
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(4,309,431)	$(4,104,826)	$(4,302,539)	$(4,039,847)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	23,268	(43,024)	16,376	(108,003)
Balance at end of period	$(4,286,163)	$(4,147,850)	$(4,286,163)	$(4,147,850)
Noncontrolling interest:
Balance at beginning of period	$1,364	$1,416	$1,376	$1,430
Net income (loss) attributable to noncontrolling interest	(11)	(15)	(23)	(29)
Balance at end of period	$1,353	$1,401	$1,353	$1,401
Total equity (deficit), balance at end of period	$(27,622)	$106,780	$(27,622)	$106,780

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	238,789	234,003	237,746	200,020
Shares issued for settlement of prepaid stock purchase contracts	—	—	—	29,636
Shares issued for warrant exercise	—	3,058	—	5,702
Restricted stock and restricted stock units, net	30	637	1,598	3,152
Shares withheld for employee taxes	(2)	(244)	(527)	(1,056)
Balance at end of period	238,817	237,454	238,817	237,454
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$16,353	$(108,032)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on debt modification and extinguishment, net	5,720	35,335
Depreciation and amortization, net	151,060	191,171
Asset impairment	10,015	2,364
Deferred income tax (benefit) provision	3,786	(1,905)
Operating lease expense adjustment	(1,760)	(8,699)
Change in fair value of derivatives	(3,989)	1,113
Loss (gain) on sale of assets, net	(49,425)	(43)
Non-cash stock-based compensation expense	7,401	7,068
Property and casualty insurance income	(807)	(3,487)
Changes in operating assets and liabilities:
Accounts receivable, net	11,241	(4,169)
Prepaid expenses and other assets, net	11,895	(8,500)
Prepaid insurance premiums financed with notes payable	(13,563)	(15,094)
Trade accounts payable and accrued expenses	(43,820)	7,755
Refundable fees and deferred revenue	(5,561)	757
Operating lease assets and liabilities for lessor capital expenditure reimbursements	14,256	11,332
Net cash provided by operating activities	112,802	106,966
Cash Flows from Investing Activities
Purchase of marketable securities	(19,783)	—
Sale and maturities of marketable securities	—	20,000
Capital expenditures, net of related payables	(94,899)	(96,283)
Acquisition of assets	(23,483)	(311,028)
Proceeds from sale of assets, net	147,367	1,047
Property and casualty insurance proceeds	807	3,487
Change in lease acquisition deposits, net	—	5,000
Other	(2,143)	623
Net cash provided by (used in) investing activities	7,866	(377,154)
Cash Flows from Financing Activities
Proceeds from debt	419,676	320,739
Repayment of debt and financing lease obligations	(440,708)	(95,351)
Proceeds from line of credit	23,000	—
Payment of financing costs, net of related payables	(16,107)	(6,708)
Payments of employee taxes for withheld shares	(8,001)	(4,770)
Net cash provided by (used in) financing activities	(22,140)	213,910
Net increase (decrease) in cash, cash equivalents, and restricted cash	98,528	(56,278)
Cash, cash equivalents, and restricted cash at beginning of period	343,008	379,840
Cash, cash equivalents, and restricted cash at end of period	$441,536	$323,562

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 541 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care, connection, and services in an environment that feels like home. As of June 30, 2026, the Company owned 359 communities, leased 176 communities, and managed 6 communities.

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

3. Revenue

Resident fee revenue by payor source is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Private pay	94.7%	93.9%	94.5%	93.9%
Government reimbursement	4.3%	4.8%	4.4%	4.8%
Other third-party payor programs	1.0%	1.3%	1.1%	1.3%

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

The Company had total deferred revenue (included within refundable fees and deferred revenue within the condensed consolidated balance sheets) of $51.6 million and $51.3 million, including $29.2 million and $29.1 million of monthly resident fees billed and received in advance, as of June 30, 2026 and December 31, 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized $46.3 million and $48.4 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2026 and 2025, respectively.

4. Property, Plant and Equipment and Leasehold Intangibles, Net

As of June 30, 2026 and December 31, 2025, net property, plant and equipment and leasehold intangibles consisted of the following.

(in thousands)	June 30, 2026	December 31, 2025
Land	$540,109	$544,824
Buildings and improvements	5,775,982	5,799,937
Furniture and equipment	1,277,004	1,259,410
Resident in-place lease intangibles	258,497	260,389
Construction in progress	38,334	35,788
Assets under financing leases and leasehold improvements	604,556	586,496
Property, plant and equipment and leasehold intangibles	8,494,482	8,486,844
Accumulated depreciation and amortization	(4,289,949)	(4,214,147)
Property, plant and equipment and leasehold intangibles, net	$4,204,533	$4,272,697

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $71.1 million and $92.9 million for the three months ended June 30, 2026 and 2025, respectively, and $144.6 million and $183.8 million for the six months ended June 30, 2026, and 2025, respectively.

The Company recognized $3.9 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively, and $10.0 million and $2.4 million for the six months ended June 30, 2026 and 2025, respectively, of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets.

As of June 30, 2026, 10 communities in the Assisted Living and Memory Care segment were classified as held for sale, resulting in $24.1 million of net property, plant and equipment and leasehold intangibles assets being recognized as assets held for sale within the condensed consolidated balance sheet. Subsequent to June 30, 2026, the Company completed the sale of three owned communities for proceeds of $2.5 million, net of transaction costs. The closings of the sales of the additional communities are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the additional transactions will close or, if they do, when the actual closings will occur.

5. Debt

Long-term debt consists of the following.

(in thousands)	June 30, 2026	December 31, 2025
Fixed-rate mortgage notes payable due 2027 through 2036; weighted average interest rate of 4.99% and 4.88% as of June 30, 2026 and December 31, 2025, respectively	$2,911,432	$2,897,275
Variable-rate mortgage notes payable due 2028 through 2031; weighted average interest rate of 6.04% and 6.18% as of June 30, 2026 and December 31, 2025, respectively	1,001,400	1,048,308
Convertible notes payable due October 2026; interest rate of 2.00% as of both June 30, 2026 and December 31, 2025	23,297	23,297
Convertible notes payable due October 2029; interest rate of 3.50% as of both June 30, 2026 and December 31, 2025	369,445	369,445
Notes payable for insurance premium financing due 2026; interest rate of 5.40% as of June 30, 2026	12,316	—
Deferred financing costs, net	(45,272)	(45,828)
Total long-term debt	4,272,618	4,292,497
Current portion	70,933	77,492
Total long-term debt, less current portion	$4,201,685	$4,215,005

The $23.0 million of borrowings outstanding on the revolving credit facility as of June 30, 2026 are excluded from the table above and are further described below.

As of June 30, 2026, 88.9%, or $3.9 billion, of the Company's total debt obligations represented non-recourse property-level mortgage financings.

Credit Facilities

In June 2026, the Company amended its revolving credit agreement with Capital One, National Association acting as administrative agent, lead arranger, and lender and the other lenders from time to time parties thereto. The amended agreement provides an expanded commitment of up to $200.0 million, which can be drawn in cash or as letters of credit. The credit facility matures in April 2029, and the Company has options to extend the facility for two additional one-year terms, subject to the satisfaction of certain conditions. Amounts drawn under the facility bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging from 2.25% to 2.50% based upon the percentage of the total commitment drawn. Additionally, a quarterly commitment fee of 0.25% to 0.35% per annum is applicable based upon the percentage of the total commitment drawn. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of the Company’s communities. Available capacity under the facility will vary from time to time based upon certain calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of June 30, 2026, $23.0 million of borrowings and $1.4 million of letters of credit were outstanding under the Company's $200.0 million secured credit facility. The Company also had separate letter of credit facilities providing up to $68.0 million of letters of credit as of June 30, 2026 under which $54.1 million had been issued as of that date.

2026 Mortgage Financings

In July 2026, the Company obtained $248.9 million of debt secured by non-recourse first mortgages on 45 communities, which also continue to secure $518.5 million of additional outstanding mortgages with maturities in 2031 and 2032. The $248.9 million loan bears interest at a fixed rate of 6.16% and matures in 2031. At the closing, the Company repaid $244.1 million of debt under the mortgage facility, which was scheduled to mature in 2027, using proceeds from the loan.

In June 2026, the Company obtained an aggregate of $188.0 million of debt and repaid $199.9 million of outstanding mortgage debt secured by 22 communities previously scheduled to mature in 2027. The principal amounts of the new loans are secured by non-recourse first mortgages on 13 communities, bear interest at a fixed rate of 5.97%, are interest only for the first five years, and mature in July 2036.

In March 2026, the Company obtained an aggregate $184.9 million of debt and repaid $190.6 million of outstanding mortgage debt secured by 11 communities previously scheduled to mature in 2027. The principal amounts of the new loans are secured by non-recourse first mortgages on 7 communities, bear interest at a fixed rate of 5.38%, are interest only for the first two years, and mature in April 2033.

Financial Covenants

Certain of the Company's debt documents contain restrictions and financial covenants, such as those requiring the Company to maintain prescribed minimum liquidity, and net worth levels and debt service ratios, and requiring the Company not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. In addition, the Company's debt documents generally contain non-financial covenants, such as those requiring the Company to comply with Medicare or Medicaid provider requirements and maintain insurance coverage.

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

As of June 30, 2026, the Company is in compliance with the financial covenants of its debt agreements.

6. Leases

As of June 30, 2026, the Company operated 176 communities under long-term leases (167 operating leases and 9 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, the Company guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of June 30, 2026, the Company is in compliance with the financial covenants of its long-term lease agreements.

Subsequent to June 30, 2026, the Company entered into an agreement to acquire 17 communities that are currently leased by the Company for a purchase price of approximately $157.0 million plus transaction costs. The Company expects to complete the acquisition transaction in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions for real estate transactions. The Company expects to fund the acquisition of the 17 communities through proceeds from non-recourse mortgage financing and cash on hand.

7. Litigation

The Company has been and is currently involved in litigation and claims incidental to the conduct of its business, which it believes are generally comparable to other companies in the senior living and healthcare industries. In addition, the Company has been and currently is involved in putative class action litigation, including litigation regarding staffing at the Company's communities and compliance with consumer protection laws and the Americans with Disabilities Act (and similar state laws). Certain claims and lawsuits allege large damage amounts, seek injunctive relief, and may require (and have required) significant costs to defend and resolve. As a result, the Company maintains general liability, professional liability, excess liability, and other insurance policies in amounts and with coverage and deductibles the Company believes are appropriate, based on the nature and risks of its business, historical experience, availability, and industry standards. The Company's current policies provide for deductibles for each claim and contain various exclusions from coverage. The Company uses its wholly-owned captive insurance company for the purpose of insuring certain portions of its risk retention under its general and professional liability insurance programs. Accordingly, the Company is, in effect, self-insured for claims that are less than the deductible amounts, for claims that exceed the funding level of the Company's wholly-owned captive insurance company, and for claims or portions of claims that are not covered by such policies and/or exceed the policy limits.

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

8. Stock-Based Compensation

Grants of restricted stock units and stock awards under the Company's 2024 Omnibus Incentive Plan were as follows.

(in thousands, except for weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2026	1,529	$16.30	$24,934
Three months ended June 30, 2026	17	$13.95	$241

9. Earnings Per Share

Potentially dilutive common stock equivalents for the Company include convertible senior notes, unvested restricted stock, and restricted stock units. Prior to June 30, 2025, the potentially dilutive common stock equivalents for the Company also included warrants and prepaid stock purchase contracts.

As of June 30, 2026, $23.3 million in aggregate principal amount of the Company's 2.00% convertible senior notes due 2026 (the "2026 Notes") remain outstanding and the maximum number of shares issuable upon settlement of the 2026 Notes is 3.9 million (after giving effect to 1.0 million additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events). As of June 30, 2026, $369.4 million in aggregate principal amount of the Company’s 3.50% convertible senior notes due 2029 (the “2029 Notes”) remain outstanding and the maximum number of shares issuable upon settlement of the 2029 Notes is 55.0 million (after giving effect to 13.9 million additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events).

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the weighted average minimum number of shares issuable upon settlement of the Company's previously outstanding prepaid stock purchase contracts. The weighted average number of shares outstanding for the basic earnings per share calculation for the six months ended June 30, 2025 includes 14.7 million weighted average shares pursuant to the previously outstanding prepaid stock purchase contracts. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As a result of the net loss for the three and six months ended June 30, 2025, all potentially outstanding shares of common stock were antidilutive for the period and were not included in the computation of diluted weighted average shares outstanding. The following table reconciles the computations of basic and diluted earnings per share amounts presented in the condensed consolidated statements of operations.

	Three Months Ended	Six Months Ended
(in thousands, except for per share amounts)	June 30, 2026	June 30, 2026
Net income attributable to common stockholders - basic	$23,268	$16,376
2026 Notes - interest expense, net of tax	153	—
Net income attributable to common stockholders - diluted	$23,421	$16,376

Weighted average shares outstanding - basic	239,134	238,625
Effect of dilutive securities
Restricted stock and restricted stock units	1,882	2,521
2026 Notes	2,876	—
Weighted average shares outstanding - diluted	243,892	241,146

Net income per share attributable to common stockholders - basic	$0.10	$0.07
Net income per share attributable to common stockholders - diluted	$0.10	$0.07

For the purposes of computing diluted EPS, weighted average shares outstanding do not include potentially dilutive securities that are anti-dilutive under the treasury stock method or if-converted method, and performance-based equity awards are included based on the attainment of the applicable performance metrics as of the end of the reporting period. Shares issuable upon settlement of the 2029 Notes were not included in the computation of diluted EPS as the shares were not dilutive under the if-converted method. The additional shares that would be issuable upon conversion of the 2026 Notes or 2029 Notes in connection with the occurrence of certain corporate or other events were also not included in the computation of diluted EPS. Additionally, as of June 30, 2026, the Company had 0.6 million potentially outstanding shares of common stock pursuant to performance-based equity awards that were not included in the computation of diluted EPS.

10. Income Taxes

The difference between the Company's effective tax rate for the three and six months ended June 30, 2026 and 2025 was primarily attributable to an increase in tax expense recorded on operating income, partially offset by the impact of a reduction in the valuation allowance recorded during the three and six months ended June 30, 2026.

The Company recorded an aggregate deferred federal, state, and local tax expense of $23.5 million for the three months ended June 30, 2026, which was partially offset by a decrease to the valuation allowance of $18.7 million. The Company recorded an aggregate deferred federal, state, and local tax expense of $15.4 million for the six months ended June 30, 2026, which was partially offset by a decrease to the valuation allowance of $11.6 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $9.1 million for the three months ended June 30, 2025, which was partially offset by an increase to the valuation allowance of $8.3 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $24.9 million for the six months ended June 30, 2025, which was partially offset by an increase to the valuation allowance of $23.0 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of June 30, 2026 and December 31, 2025 was $566.6 million and $578.2 million, respectively.

The decrease to the valuation allowance for the six months ended June 30, 2026 is the result of current operating income during the six months ended June 30, 2026 and the anticipated reversal of future tax liabilities offset by future tax deductions.

The increase in the valuation allowance for the six months ended June 30, 2025 is the result of current operating losses during the six months ended June 30, 2025 and the anticipated reversal of future tax liabilities offset by future tax deductions.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three and six months ended June 30, 2026 and 2025 which are included in income tax expense or benefit for the period. As of June 30, 2026, tax returns for years 2021 through 2024 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

11. Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental Disclosure of Cash Flow Information:
Interest paid	$114,130	$117,100
Income taxes paid, net of (refunds)	$1,529	$1,256

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$86,338	$89,941
Capital expenditures - development, net	—	12
Capital expenditures - non-development - reimbursable from lessor	14,257	11,337
Trade accounts payable	(5,696)	(5,007)
Net cash paid	$94,899	$96,283
Acquisition of assets:
Property, plant and equipment and leasehold intangibles, net	$23,483	$1,028
Financing lease obligations	—	277,208
Loss on debt modification and extinguishment, net	—	32,792
Net cash paid	$23,483	$311,028
Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$(7,647)	$—
Property, plant and equipment and leasehold intangibles, net	(90,793)	(1,004)
Other liabilities	498	—
Loss (gain) on sale of communities, net	(49,425)	(43)
Net cash received	$(147,367)	$(1,047)

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

(in thousands)	June 30, 2026	December 31, 2025
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$370,388	$279,122
Restricted cash - current	33,446	33,227
Restricted cash - non-current	37,702	30,659
Total cash, cash equivalents, and restricted cash	$441,536	$343,008

12. Fair Value Measurements

Long-term debt

The Company estimates the fair value of its debt primarily using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. The Company had outstanding mortgage notes payable with a carrying amount of approximately $3.9 billion as of both June 30, 2026 and December 31, 2025. Fair value of the mortgage notes payable approximates the carrying amount as of both June 30, 2026 and December 31, 2025. The Company's fair value of the mortgage notes payable disclosure is classified within Level 2 of the valuation hierarchy.

The carrying amount for the $23.3 million principal amount of outstanding 2026 Notes was $23.3 million and $23.2 million, net of deferred financing costs, as of June 30, 2026 and December 31, 2025, respectively. The estimated fair value of the 2026 Notes was approximately $46.0 million and $32.0 million as of June 30, 2026 and December 31, 2025, respectively (Level 2).

The carrying amount for the $369.4 million principal amount of outstanding 2029 Notes was $359.8 million and $358.3 million, net of deferred financing costs, as of June 30, 2026 and December 31, 2025, respectively. The estimated fair value of the 2029 Notes was approximately $705.0 million and $516.0 million as of June 30, 2026 and December 31, 2025, respectively (Level 2).

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

The following tables set forth selected segment financial data.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue:(1)
Independent Living	$119,786	$158,135	$240,116	$315,252
Assisted Living and Memory Care	516,589	531,318	1,039,777	1,064,697
CCRCs	72,107	86,161	151,045	173,119
All Other	10,101	37,330	52,501	73,740
Total revenue	$718,583	$812,944	$1,483,439	$1,626,808

Community labor expenses:
Independent Living	$44,134	$60,114	$87,525	$118,398
Assisted Living and Memory Care	243,735	259,234	487,391	511,944
CCRCs	36,263	46,231	76,723	92,524
Other facility operating expenses:(2)
Independent Living	33,824	44,423	67,551	89,024
Assisted Living and Memory Care	127,078	129,377	256,294	260,493
CCRCs	18,421	22,938	39,441	46,921
Total facility operating expenses	$503,455	$562,317	$1,014,925	$1,119,304

Segment operating income:(3)
Independent Living	$41,828	$53,598	$85,040	$107,830
Assisted Living and Memory Care	145,776	142,707	296,092	292,260
CCRCs	17,423	16,992	34,881	33,674
All Other	742	2,623	6,115	5,243
Total segment operating income	205,769	215,920	422,128	439,007

General and administrative expense (including non-cash stock-based compensation expense)	47,132	54,973	92,189	102,847
Facility operating lease expense	43,771	52,653	87,752	105,527
Depreciation and amortization	71,109	92,853	144,572	183,829
Asset impairment	3,900	577	10,015	2,364
Loss (gain) on sale of communities, net	(45,391)	(43)	(49,425)	(43)
Income (loss) from operations	$85,248	$14,907	$137,025	$44,483

Capital expenditures:
Independent Living	$10,156	$12,571	$22,575	$22,841
Assisted Living and Memory Care	28,537	32,134	60,233	58,660
CCRCs	2,485	4,844	7,600	8,306
Corporate and All Other	6,262	8,592	10,187	11,483
Total capital expenditures	$47,440	$58,141	$100,595	$101,290

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

The Company does not report total assets by segment because this is not a metric used by the CODM to allocate resources or evaluate segment performance. The Company's total carrying amount of goodwill is included on the Independent Living segment and was $27.3 million as of both June 30, 2026 and December 31, 2025.

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

Overview

We are the nation's premier operator of senior living communities, operating and managing 541 communities in 41 states as of June 30, 2026, with the ability to serve approximately 46,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). As of June 30, 2026, we owned 359 communities (32,294 units), leased 176 communities (10,456 units), and managed 6 communities (570 units).

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

Community Transactions

Subsequent to June 30, 2026, we entered into an agreement to acquire 17 communities (735 units) that are currently leased by us for a purchase price of approximately $157.0 million plus transaction costs. The acquisition is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions for real estate transactions. We expect to fund the acquisition through proceeds from non-recourse mortgage financing and cash on hand.

In June 2026, we acquired one previously managed community (244 units) in Houston, Texas for a purchase price of $23.4 million.

We have continued executing on our ongoing capital recycling program through which we have exited non-strategic or underperforming owned assets or leases. Such activities completed during the six months ended June 30, 2026 included the sale of 13 owned communities (1,108 units) for proceeds of $147.4 million, net of transaction costs, and the disposal of two leased communities (152 units) through lease terminations. For the six months ended June 30, 2026, we recognized a net gain on sale of assets of $49.4 million. Subsequent to June 30, 2026, we completed the sale of three owned communities (228 units) for proceeds of $2.5 million, net of transaction costs.

We plan to sell 13 additional owned communities (898 units) during 2026. The closings of the expected sales of assets are subject (where applicable) to our successful marketing of such assets on terms acceptable to us. Further, the closings of the expected sales of assets are, or will be, subject to the satisfaction of various conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

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

Comparison of Three Months Ended June 30, 2026 and 2025

Summary Operating Results

The following table summarizes our overall operating results for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025	Amount	Percent
Resident fees	$708,482	$775,614	$(67,132)	(8.7)%
Facility operating expense	503,455	562,317	(58,862)	(10.5)%
Net income (loss)	23,257	(43,039)	66,296	NM
Adjusted EBITDA	122,062	117,050	5,012	4.3%

The decrease in resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $106.4 million less in resident fees during the three months ended June 30, 2026 compared to the prior year period. The decrease was partially offset by a 5.5% increase in same community RevPAR, comprised of a 4.1% increase in same community RevPOR and a 110 basis point increase in same community weighted average occupancy.

The decrease in facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $84.7 million less in facility operating expense during the three months ended June 30, 2026 compared to the prior year period. The decrease was partially offset by a 5.5% increase in same community facility operating expense primarily attributable to increases in wage rates, estimated insurance expense, maintenance expense, and estimated losses on accounts receivable.

The increase in net income was primarily attributable to a $45.4 million gain on sale of communities in the current period and a decrease in depreciation and amortization expense due to the disposition of communities since the beginning of the prior year period.

The increase in Adjusted EBITDA was primarily attributable to an increase in same community resident fees partially offset by an increase in same community facility operating expense.

Operating Results - Senior Housing Segments

The following table summarizes the consolidated operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) for the three months ended June 30, 2026 and 2025, including operating results and data on a same community basis. The same community portfolio excludes 20 communities, including 16 communities that we sold subsequent to June 30, 2026 or that we plan to sell in 2026. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$708,482	$775,614	$(67,132)		(8.7)%
Facility operating expense	$503,455	$562,317	$(58,862)		(10.5)%

Number of communities (period end)	535	617	(82)		(13.3)%
Total average units	42,820	50,812	(7,992)		(15.7)%
RevPAR	$5,497	$5,080	$417		8.2%
Weighted average occupancy	82.4%	80.1%	230	bps	n/a
RevPOR	$6,670	$6,343	$327		5.2%

Same Community Operating Results and Data
Resident fees	$688,720	$652,596	$36,124		5.5%
Facility operating expense	$485,241	$459,977	$25,264		5.5%

Number of communities	515	515	—		—%
Total average units	41,238	41,237	1		—%
RevPAR	$5,567	$5,275	$292		5.5%
Weighted average occupancy	82.9%	81.8%	110	bps	n/a
RevPOR	$6,714	$6,452	$262		4.1%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended June 30, 2026 and 2025, including operating results and data on a same community basis.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$119,786	$158,135	$(38,349)		(24.3)%
Facility operating expense	$77,958	$104,537	$(26,579)		(25.4)%

Number of communities (period end)	54	68	(14)		(20.6)%
Total average units	9,138	12,584	(3,446)		(27.4)%
RevPAR	$4,370	$4,189	$181		4.3%
Weighted average occupancy	84.2%	82.0%	220	bps	n/a
RevPOR	$5,190	$5,109	$81		1.6%

Same Community Operating Results and Data
Resident fees	$118,071	$111,381	$6,690		6.0%
Facility operating expense	$77,358	$73,040	$4,318		5.9%

Number of communities	52	52	—		—%
Total average units	8,941	8,940	1		—%
RevPAR	$4,402	$4,153	$249		6.0%
Weighted average occupancy	84.4%	83.5%	90	bps	n/a
RevPOR	$5,218	$4,972	$246		4.9%

The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $45.5 million less in resident fees during the three months ended June 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 4.9% increase in same community RevPOR and a 90 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $30.3 million less in facility operating expense during the three months ended June 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community facility operating expense primarily resulting from increases in wage rates, estimated insurance expense, maintenance expense, and estimated losses on accounts receivable.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended June 30, 2026 and 2025, including operating results and data on a same community basis.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$516,589	$531,318	$(14,729)		(2.8)%
Facility operating expense	$370,813	$388,611	$(17,798)		(4.6)%

Number of communities (period end)	468	532	(64)		(12.0)%
Total average units	30,041	33,494	(3,453)		(10.3)%
RevPAR	$5,706	$5,276	$430		8.2%
Weighted average occupancy	81.8%	79.6%	220	bps	n/a
RevPOR	$6,975	$6,627	$348		5.3%

Same Community Operating Results and Data
Resident fees	$499,754	$474,134	$25,620		5.4%
Facility operating expense	$354,567	$335,252	$19,315		5.8%

Number of communities	450	450	—		—%
Total average units	28,687	28,687	—		—%
RevPAR	$5,807	$5,509	$298		5.4%
Weighted average occupancy	82.5%	81.3%	120	bps	n/a
RevPOR	$7,042	$6,775	$267		3.9%
The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $44.2 million less in resident fees during the three months ended June 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 3.9% increase in same community RevPOR and a 120 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $39.3 million less in facility operating expense during the three months ended June 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community facility operating expense primarily resulting from increases in wage rates, estimated insurance expense, maintenance expense, and estimated losses on accounts receivable.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended June 30, 2026 and 2025, including operating results and data on a same community basis.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$72,107	$86,161	$(14,054)		(16.3)%
Facility operating expense	$54,684	$69,169	$(14,485)		(20.9)%

Number of communities (period end)	13	17	(4)		(23.5)%
Total average units	3,641	4,734	(1,093)		(23.1)%
RevPAR	$6,601	$6,067	$534		8.8%
Weighted average occupancy	82.9%	78.5%	440	bps	n/a
RevPOR	$7,959	$7,729	$230		3.0%

Same Community Operating Results and Data
Resident fees	$70,895	$67,081	$3,814		5.7%
Facility operating expense	$53,316	$51,685	$1,631		3.2%

Number of communities	13	13	—		—%
Total average units	3,610	3,610	—		—%
RevPAR	$6,546	$6,194	$352		5.7%
Weighted average occupancy	82.9%	80.8%	210	bps	n/a
RevPOR	$7,895	$7,661	$234		3.1%
The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $16.7 million less in resident fees during the three months ended June 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 3.1% increase in the segment's same community RevPOR and a 210 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase, partially offset by an occupancy mix shift to more independent living residents.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $15.1 million less in facility operating expense during the three months ended June 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community facility operating expense primarily resulting from increases in wage rates, maintenance expense, and estimated losses on accounts receivable.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025	Amount	Percent
Management fees	$742	$2,623	$(1,881)	(71.7)%
Reimbursed costs incurred on behalf of managed communities	9,359	34,707	(25,348)	(73.0)%
Costs incurred on behalf of managed communities	9,359	34,707	(25,348)	(73.0)%
General and administrative expense	47,132	54,973	(7,841)	(14.3)%
Facility operating lease expense	43,771	52,653	(8,882)	(16.9)%
Depreciation and amortization	71,109	92,853	(21,744)	(23.4)%
Asset impairment	3,900	577	3,323	NM
Loss (gain) on sale of communities, net	(45,391)	(43)	45,348	NM
Interest income	4,081	2,919	1,162	39.8%
Interest expense	58,320	63,081	(4,761)	(7.5)%
Gain (loss) on debt modification and extinguishment, net	(2,934)	(115)	2,819	NM
Other non-operating income (loss)	708	2,060	(1,352)	(65.6)%
Benefit (provision) for income taxes	(5,526)	271	(5,797)	NM

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to the termination of management agreements since the beginning of the prior year period.

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to $5.1 million of transaction costs for stockholder relations advisory matters in the prior year period and our efforts to reduce general and administrative expense as we scaled our general and administrative costs in connection with community dispositions. General and administrative expense includes transaction, legal, and organizational restructuring costs of $4.5 million and $10.5 million for the three months ended June 30, 2026 and 2025, respectively. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Legal costs include charges associated with putative class action litigation. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily attributable to the termination of community leases subsequent to the prior year period.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily attributable to the disposition of communities since the beginning of the prior year period.

Asset Impairment. The increase in asset impairment was primarily attributable to changes in estimates of fair value for certain communities planned for disposition.

Loss (gain) on sale of communities, net. The increase in gain on sale of communities is primarily attributable to the sale of six communities for proceeds of $125.3 million, net of transaction costs in the three months ended June 30, 2026.

Interest expense. The decrease in interest expense was primarily attributable to an increase in the fair value of interest rate derivatives in the current period and a decrease in interest expense on long-term debt primarily as a result of decreases in variable interest rate indices.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended June 30, 2026 and 2025 was primarily attributable to expense recorded on operating income during the three months ended June 30, 2026 as opposed to a benefit recorded on operating losses during the three months ended June 30, 2025.

We recorded an aggregate deferred federal, state, and local tax expense of $23.5 million for the three months ended June 30, 2026, which was partially offset by a decrease to the valuation allowance of $18.7 million. We recorded an aggregate deferred federal, state, and local tax benefit of $9.1 million for the three months ended June 30, 2025, which was partially offset by an increase to the valuation allowance of $8.3 million.

Comparison of Six Months Ended June 30, 2026 and 2025

Summary Operating Results

The following table summarizes our overall operating results for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025	Amount	Percent
Resident fees	$1,430,938	$1,553,068	$(122,130)	(7.9)%
Facility operating expense	1,014,925	1,119,304	(104,379)	(9.3)%
Net income (loss)	16,353	(108,032)	124,385	NM
Adjusted EBITDA	253,114	241,189	11,925	4.9%

The decrease in resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $199.8 million less in resident fees during the six months ended June 30, 2026 compared to the prior year period. The decrease was partially offset by a 5.5% increase in same community RevPAR, comprised of a 3.7% increase in same community RevPOR and a 140 basis point increase in same community weighted average occupancy.

The decrease in facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $157.5 million less in facility operating expense during the six months ended June 30, 2026 compared to the prior year period. The decrease was partially offset by a 5.7% increase in same community facility operating expense primarily attributable to increases in wage rates, estimated insurance expense, maintenance expense, utilities expense, and estimated losses on accounts receivable.

The increase in net income was primarily attributable to a $49.4 million gain on sale of communities in the current period, a decrease in depreciation and amortization expense due to the disposition of communities since the beginning of the prior year period, and a $32.8 million loss on extinguishment of a financing obligation during the prior year period for the reacquisition of three communities previously subject to sale-leaseback transactions.

The increase in Adjusted EBITDA was primarily attributable to an increase in same community resident fees, partially offset by an increase in same community facility operating expense.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the six months ended June 30, 2026 and 2025 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$1,430,938	$1,553,068	$(122,130)		(7.9)%
Facility operating expense	$1,014,925	$1,119,304	$(104,379)		(9.3)%

Number of communities (period end)	535	617	(82)		(13.3)%
Total average units	43,229	50,826	(7,597)		(14.9)%
RevPAR	$5,501	$5,085	$416		8.2%
Weighted average occupancy	82.3%	79.7%	260	bps	n/a
RevPOR	$6,688	$6,379	$309		4.8%

Same Community Operating Results and Data
Resident fees	$1,379,336	$1,307,037	$72,299		5.5%
Facility operating expense	$966,045	$913,844	$52,201		5.7%

Number of communities	515	515	—		—%
Total average units	41,238	41,237	1		—%
RevPAR	$5,575	$5,283	$292		5.5%
Weighted average occupancy	82.8%	81.4%	140	bps	n/a
RevPOR	$6,730	$6,489	$241		3.7%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the six months ended June 30, 2026 and 2025, including operating results and data on a same community basis.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$240,116	$315,252	$(75,136)		(23.8)%
Facility operating expense	$155,076	$207,422	$(52,346)		(25.2)%

Number of communities (period end)	54	68	(14)		(20.6)%
Total average units	9,138	12,583	(3,445)		(27.4)%
RevPAR	$4,379	$4,176	$203		4.9%
Weighted average occupancy	84.2%	81.6%	260	bps	n/a
RevPOR	$5,203	$5,118	$85		1.7%

Same Community Operating Results and Data
Resident fees	$236,777	$222,025	$14,752		6.6%
Facility operating expense	$153,521	$144,670	$8,851		6.1%

Number of communities	52	52	—		—%
Total average units	8,941	8,940	1		—%
RevPAR	$4,414	$4,139	$275		6.6%
Occupancy rate (weighted average)	84.4%	83.2%	120	bps	n/a
RevPOR	$5,230	$4,978	$252		5.1%

The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $90.6 million less in resident fees during the six months ended June 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 5.1% increase in same community RevPOR and a 120 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $60.1 million less in facility operating expense during the six months ended June 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment’s same community facility operating expense, primarily resulting from increases in wage rates, estimated insurance expense, maintenance expense, and estimated losses on accounts receivable.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the six months ended June 30, 2026 and 2025, including operating results and data on a same community basis.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$1,039,777	$1,064,697	$(24,920)		(2.3)%
Facility operating expense	$743,685	$772,437	$(28,752)		(3.7)%

Number of communities (period end)	468	532	(64)		(12.0)%
Total average units	30,228	33,509	(3,281)		(9.8)%
RevPAR	$5,711	$5,284	$427		8.1%
Weighted average occupancy	81.7%	79.2%	250	bps	n/a
RevPOR	$6,993	$6,673	$320		4.8%

Same Community Operating Results and Data
Resident fees	$1,001,280	$950,203	$51,077		5.4%
Facility operating expense	$705,844	$665,157	$40,687		6.1%

Number of communities	450	450	—		—%
Total average units	28,687	28,687	—		—%
RevPAR	$5,817	$5,521	$296		5.4%
Weighted average occupancy	82.4%	80.9%	150	bps	n/a
RevPOR	$7,064	$6,820	$244		3.6%

The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $83.2 million less in resident fees during the six months ended June 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 3.6% increase in same community RevPOR and a 150 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $73.1 million less in facility operating expense during the six months ended June 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community facility operating expense, primarily resulting from increases in wage rates, estimated insurance expense, maintenance expense, utilities expense, and estimated losses on accounts receivable. The segment's same community facility operating expense for the six months ended June 30, 2025 excludes $1.2 million of natural disaster expense.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the six months ended June 30, 2026 and 2025, including operating results and data on a same community basis.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$151,045	$173,119	$(22,074)		(12.8)%
Facility operating expense	$116,164	$139,445	$(23,281)		(16.7)%

Number of communities (period end)	13	17	(4)		(23.5)%
Total average units	3,863	4,734	(871)		(18.4)%
RevPAR	$6,517	$6,095	$422		6.9%
Weighted average occupancy	82.4%	78.5%	390	bps	n/a
RevPOR	$7,906	$7,765	$141		1.8%

Same Community Operating Results and Data
Resident fees	$141,279	$134,809	$6,470		4.8%
Facility operating expense	$106,680	$104,017	$2,663		2.6%

Number of communities	13	13	—		—%
Total average units	3,610	3,610	—		—%
RevPAR	$6,523	$6,224	$299		4.8%
Weighted average occupancy	82.9%	80.8%	210	bps	n/a
RevPOR	$7,871	$7,703	$168		2.2%

The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $26.0 million less in resident fees during the six months ended June 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 210 basis point increase in same community weighted average occupancy and a 2.2% increase in the segment's same community RevPOR. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase, and was partially offset by an occupancy mix shift to more independent living residents and lower skilled nursing occupancy.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $24.3 million less in facility operating expense during the six months ended June 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community facility operating expense, primarily resulting from increases in wage rates and maintenance expense.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025	Amount	Percent
Management fees	$6,115	$5,243	$872	16.6%
Reimbursed costs incurred on behalf of managed communities	46,386	68,497	(22,111)	(32.3)%
Costs incurred on behalf of managed communities	46,386	68,497	(22,111)	(32.3)%
General and administrative expense	92,189	102,847	(10,658)	(10.4)%
Facility operating lease expense	87,752	105,527	(17,775)	(16.8)%
Depreciation and amortization	144,572	183,829	(39,257)	(21.4)%
Asset impairment	10,015	2,364	7,651	NM
Loss (gain) on sale of communities, net	(49,425)	(43)	49,382	NM
Interest income	7,194	6,567	627	9.5%
Interest expense	117,872	128,112	(10,240)	(8.0)%
Gain (loss) on debt modification and extinguishment, net	(5,720)	(35,335)	(29,615)	(83.8)%
Other non-operating income (loss)	823	3,418	(2,595)	(75.9)%
Benefit (provision) for income taxes	(5,097)	947	(6,044)	NM

Management Fees. Management fees of $6.1 million for the six months ended June 30, 2026 include $5.4 million of management fees attributable to communities for which our management agreements were terminated during such period or subsequent to June 30, 2026.

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to $6.7 million of transaction costs for stockholder relations advisory matters in the prior year period and our efforts to reduce general and administrative expense as we scaled our general and administrative costs in connection with community dispositions. General and administrative expense includes transaction, legal, and organizational restructuring costs of $5.3 million and $12.2 million for the six months ended June 30, 2026 and 2025, respectively. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Legal costs include charges associated with putative class action litigation. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily attributable to the termination of community leases subsequent to the prior year period.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily attributable to the disposition of communities since the beginning of the prior year period.

Asset Impairment. The increase in asset impairment was primarily attributable to changes in estimates of fair value for certain communities planned for disposition.

Loss (gain) on sale of communities, net. During the six months ended June 30, 2026, we recognized a $49.4 million gain on sale of communities attributable to the sale of 13 communities for proceeds of $147.4 million, net of transaction costs.

Interest Expense. The decrease in interest expense was primarily attributable to an increase in the fair value of interest rate derivatives in the current period and the acquisition of 36 communities previously subject to financing leases subsequent to the beginning of the prior year period.

Gain (Loss) on Debt Modification and Extinguishment, Net. The decrease in loss on debt modification and extinguishment, net was primarily attributable to a $32.8 million loss on extinguishment of a financing obligation during the prior year period for the reacquisition of three communities previously subject to sale-leaseback transactions.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the six months ended June 30, 2026 and 2025 was primarily attributable to expense recorded on operating income during the six months ended June 30, 2026 as opposed to a benefit recorded on operating losses during the six months ended June 30, 2025.

We recorded an aggregate deferred federal, state, and local tax expense of $15.4 million for the six months ended June 30, 2026, which was partially offset by a decrease in the valuation allowance of $11.6 million. We recorded an aggregate deferred federal, state, and local tax benefit of $24.9 million for the six months ended June 30, 2025, which was partially offset by an increase to the valuation allowance of $23.0 million.

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

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025	Amount	Percent
Net cash provided by operating activities	$112,802	$106,966	$5,836	5.5%
Net cash provided by (used in) investing activities	7,866	(377,154)	385,020	NM
Net cash provided by (used in) financing activities	(22,140)	213,910	(236,050)	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	98,528	(56,278)	154,806	NM
Cash, cash equivalents, and restricted cash at beginning of period	343,008	379,840	(36,832)	(9.7)%
Cash, cash equivalents, and restricted cash at end of period	$441,536	$323,562	$117,974	36.5%
Adjusted Free Cash Flow	$25,980	$23,688	$2,292	9.7%

The increase in net cash provided by operating activities was primarily attributable to an increase in same community resident fees partially offset by an increase in same community facility operating expense and an increase in the use of cash for changes in accrued expenses.

The change in net cash provided by (used in) investing activities was primarily attributable to a $287.5 million decrease in cash paid for the acquisition of formerly leased or managed communities and a $146.3 million increase in net proceeds from the sale of communities compared to the prior year period. These changes were partially offset by a $20.0 million decrease in proceeds from sales and maturities of marketable securities and a $19.8 million increase in purchases of marketable securities compared to the prior year period.

The change in net cash provided by (used in) financing activities was primarily attributable to a $345.4 million increase in debt repayments and a $9.4 million increase in cash paid for financing costs compared to the prior year period, partially offset by a $98.9 million increase in debt proceeds and a $23.0 million increase in proceeds from our line of credit.

The increase in Adjusted Free Cash Flow was primarily attributable to the increase in net cash provided by operating activities, partially offset by a $2.7 million decrease in property and casualty insurance proceeds compared to the prior year period.

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

We are highly leveraged and have significant debt and lease obligations. As of June 30, 2026, we had $4.3 billion of debt outstanding at a weighted average interest rate of 5.09%. As of such date, 88.9%, or $3.9 billion, of our total debt obligations represented non-recourse property-level mortgage financings.

As of June 30, 2026, we had $1.2 billion of operating and financing lease obligations, and for the twelve months ending June 30, 2027, we will be required to make approximately $193.9 million of cash lease payments in connection with our existing operating and financing leases.

Total liquidity of $565.8 million as of June 30, 2026 included $370.4 million of unrestricted cash and cash equivalents (excluding restricted cash of $71.1 million), $19.9 million of marketable securities, and $175.6 million of availability on our secured credit facility. Total liquidity as of June 30, 2026 increased $188.2 million from December 31, 2025.

We currently estimate our historical principal sources of liquidity, primarily our cash flows from operations, together with cash balances on hand and cash equivalents, availability on our secured credit facility, and proceeds from financings and refinancings of various assets will be sufficient to fund our liquidity needs for at least the next 12 months. We continue to focus on increasing our RevPAR, maintaining appropriate expense discipline, continuing to refinance or exercise available extension options for maturing debt, and continuing to evaluate our capital structure and the state of debt and equity markets. There is no assurance that financing will continue to be available on terms consistent with our expectations or at all, or that our efforts will be successful in monetizing certain assets or exercising extension options.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission ("SEC") on February 19, 2026. Since the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance, decreases in their appraised values, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities’ maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. As of June 30, 2026, 9% of our owned communities were unencumbered by mortgage debt.

As of June 30, 2026, the current portion of long-term debt was $70.9 million, which includes $23.3 million of our 2.00% convertible senior notes due October 15, 2026. We have completed the refinancing of all of our mortgage debt maturities due in 2027. Our inability to obtain refinancing proceeds sufficient to cover 2028 and later maturing indebtedness could adversely impact our liquidity, and may cause us to seek additional alternative sources of financing, which may be less attractive or unavailable. Shortfalls in cash flows from estimated operating results or other principal sources of liquidity may have an adverse impact on our ability to fund our planned capital expenditures or to fund investments to support our strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2026 are comprised of community-level and corporate capital expenditures. Community-level capital expenditures include maintenance expenditures (including routine maintenance of communities over $1,500 per occurrence), community renovations, unit upgrades (including unit turnovers over $500 per unit), and other major building infrastructure projects (including replacements of major building systems). Corporate capital expenditures include those for information technology systems and equipment and the remediation or replacement of assets as a result of casualty losses.

The following table summarizes our capital expenditures for the six months ended June 30, 2026 for our consolidated business.

(in thousands)
Community-level capital expenditures, net(1)	$71,077
Corporate capital expenditures, net	15,261
Non-development capital expenditures, net	$86,338

(1)Reflects the amount invested, net of lessor reimbursements of $14.3 million.

Credit Facilities

In June 2026, we amended our revolving credit agreement with Capital One, National Association acting as administrative agent, and lender and the other lenders from time to time parties thereto. The amended agreement provides an expanded commitment of up to $200.0 million, representing up to a $100 million increase, which can be drawn in cash or as letters of credit. The credit facility matures in April 2029, and we have the option to extend the facility for two additional one-year terms, subject to the satisfaction of certain conditions. Amounts drawn under the facility bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging from 2.25% to 2.50% based upon the percentage of the total commitment drawn. Additionally, a quarterly commitment fee of 0.25% to 0.35% per annum is applicable based upon the percentage of the total commitment drawn. The revolving credit facility is currently secured by first priority mortgages and negative pledges on certain of our communities. Available capacity under the facility will vary from time to time based upon certain calculations related to the appraised value and performance of the communities securing the credit facility and the variable interest rate of the credit facility.

As of June 30, 2026, $23.0 million of borrowings and $1.4 million of letters of credit were outstanding under our $200.0 million secured credit facility, and the facility had $175.6 million of availability. We also had separate letter of credit facilities providing up to $68.0 million of letters of credit as of June 30, 2026 under which $54.1 million had been issued as of that date.

Long-Term Leases

As of June 30, 2026, we operated 176 communities under long-term leases (167 operating leases and 9 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, we guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to substantially all of our leased communities are fixed-rate leases with annual escalators that are fixed. We are responsible for all operating costs, including repairs and maintenance, property taxes, and insurance. The lease terms generally provide for renewal or extension options, or in certain cases, purchase options.

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions, and financial covenants, such as those requiring us to maintain prescribed minimum liquidity, and net worth levels and lease coverage ratios. Our lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements and maintain insurance coverage. Certain leases contain cure provisions, which generally allow us to post an additional lease security deposit if the required covenant is not met.

Certain of our master leases contain radius restrictions, which limit our ability to own, develop, or acquire new communities within a specified distance from certain existing communities covered by such agreements. These radius restrictions could negatively affect our ability to expand, develop, or acquire senior housing communities and operating companies.

For the six months ended June 30, 2026, our cash lease payments for our operating leases were $95.1 million and for our financing leases were $4.2 million. For the twelve months ending June 30, 2027, we will be required to make approximately $193.9 million of cash lease payments in connection with our existing operating and financing leases.

Debt and Lease Covenants

Certain of our long-term debt and lease documents contain restrictions, maintenance and capital expenditure obligations, and financial covenants, such as those requiring us to maintain prescribed minimum liquidity and net worth levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquid assets of at least $130.0 million at each quarter-end determination date. As of June 30, 2026, our liquid assets were $390.3 million, which included $370.4 million of unrestricted cash and cash equivalents and $19.9 million of marketable securities.

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

As of June 30, 2026, we are in compliance with the financial covenants of our debt agreements and long-term leases.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$23,257	$(43,039)	$16,353	$(108,032)
Provision (benefit) for income taxes	5,526	(271)	5,097	(947)
Loss (gain) on debt modification and extinguishment, net	2,934	115	5,720	35,335
Other non-operating (income) loss	(708)	(2,060)	(823)	(3,418)
Interest expense	58,320	63,081	117,872	128,112
Interest income	(4,081)	(2,919)	(7,194)	(6,567)
Income (loss) from operations	85,248	14,907	137,025	44,483
Depreciation and amortization	71,109	92,853	144,572	183,829
Asset impairment	3,900	577	10,015	2,364
Loss (gain) on sale of communities, net	(45,391)	(43)	(49,425)	(43)
Operating lease expense adjustment	(1,040)	(4,846)	(1,760)	(8,699)
Non-cash stock-based compensation expense	3,721	3,089	7,401	7,068
Transaction, legal, and organizational restructuring costs	4,515	10,513	5,286	12,187
Adjusted EBITDA	$122,062	$117,050	$253,114	$241,189

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by operating activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net cash provided by operating activities	$91,915	$83,564	$112,802	$106,966
Net cash provided by (used in) investing activities	37,600	(50,399)	7,866	(377,154)
Net cash provided by (used in) financing activities	(21,632)	(25,759)	(22,140)	213,910
Net increase (decrease) in cash, cash equivalents, and restricted cash	$107,883	$7,406	$98,528	$(56,278)

Net cash provided by operating activities	$91,915	$83,564	$112,802	$106,966
Changes in prepaid insurance premiums financed with notes payable	(6,636)	(7,298)	13,563	15,094
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(9,481)	(9,319)	(14,256)	(11,332)
Non-development capital expenditures, net	(37,958)	(48,814)	(86,338)	(89,941)
Property and casualty insurance proceeds	667	2,072	807	3,487
Payment of financing lease obligations	(302)	(297)	(598)	(586)
Adjusted Free Cash Flow	$38,205	$19,908	$25,980	$23,688

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of June 30, 2026, 77%, or $3.3 billion, of our long-term debt had a weighted average fixed interest rate of 4.80%. As of June 30, 2026, we had $1.0 billion of long-term variable-rate debt and $23.0 million drawn on our variable rate secured credit facility, at a weighted average interest rate of 6.03%.

In the normal course of business, we enter into certain interest rate cap and swap agreements with major financial institutions to manage our risk above certain interest rates on variable-rate debt. As of June 30, 2026, our $1.0 billion of outstanding long-term variable-rate debt and $23.0 million drawn on our variable rate secured credit facility is indexed to SOFR plus a weighted average margin of 240 basis points. Accordingly, our annual interest expense related to long-term variable-rate debt is directly affected by movements in SOFR. As of June 30, 2026, we had SOFR interest rate cap and swap instruments with a notional amount of $1.0 billion, which is $11.6 million less than our aggregate outstanding variable-rate debt and borrowings on our secured credit facility. For our SOFR interest rate cap and swap agreements, as of June 30, 2026, the weighted average fixed interest rate is 4.26% and the weighted average remaining term is 1.6 years. Many of our long-term variable-rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in SOFR as of June 30, 2026.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$4.7
200	6.6
500	8.1
1,000	8.7

(1)Amounts are after consideration of interest rate cap and swap agreements in place as of June 30, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended June 30, 2026 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
4/1/2026 - 4/30/2026	743	$14.73	—	$44,026
5/1/2026 - 5/31/2026	1,340	13.34	—	44,026
6/1/2026 - 6/30/2026	—	—	—	44,026
Total	2,083	$13.84	—

(1)Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock units. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock units or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)In 2016, our Board of Directors approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of June 30, 2026, $44.0 million remained available under the repurchase program.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2019).
3.2	Amended and Restated Bylaws of the Company dated October 29, 2019 (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on October 29, 2019).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) filed on November 7, 2005).
4.2	Description of the Company's securities (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on February 19, 2026).
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
10.1
Reaffirmation and Fourth Amendment to Master Credit Facility Agreement and Other Loan Documents (Seniors Housing) dated as of June 29, 2026, by and between JLL Real Estate Capital, LLC, Fannie Mae and the Company's subsidiaries named as borrowers therein.†

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101).

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

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Dawn L. Kussow
Name:	Dawn L. Kussow
Title:	Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)
Date:	August 10, 2026