Form 10-Q
period 2026-09-30
Brookdale Senior Living Inc.
filed 2026-11-06
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 4, 2026, 239,316,054 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding restricted shares and stock units).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$323,374	$279,122
Marketable securities	24,666	—
Restricted cash	35,249	33,227
Accounts receivable, net	52,641	67,680
Assets held for sale	18,435	77,206
Prepaid expenses and other current assets, net	85,260	96,705
Total current assets	539,625	553,940
Property, plant and equipment and leasehold intangibles, net	4,328,486	4,272,697
Operating lease right-of-use assets	946,060	1,032,140
Restricted cash	37,922	30,659
Goodwill	27,321	27,321
Other assets, net	46,444	35,486
Total assets	$5,925,858	$5,952,243
Liabilities and Equity (Deficit)
Current liabilities
Current portion of long-term debt	$62,289	$77,492
Current portion of financing lease obligations	824	1,211
Current portion of operating lease obligations	75,293	74,522
Trade accounts payable	81,316	75,099
Accrued expenses	235,076	273,394
Refundable fees and deferred revenue	58,175	66,207
Total current liabilities	512,973	567,925
Long-term debt, less current portion	4,289,800	4,215,005
Financing lease obligations, less current portion	23,832	24,353
Operating lease obligations, less current portion	1,051,019	1,123,539
Line of credit	23,000	—
Deferred tax liability	6,630	6,316
Other liabilities	56,484	58,482
Total liabilities	5,963,738	5,995,620
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at September 30, 2026 and December 31, 2025; 249,349,086 and 248,274,011 shares issued and 238,821,561 and 237,746,486 shares outstanding as of September 30, 2026 and December 31, 2025, respectively (including 28,929 unvested restricted shares as of December 31, 2025)	2,493	2,483
Additional paid-in-capital	4,361,129	4,358,077
Treasury stock, at cost; 10,527,525 shares at September 30, 2026 and December 31, 2025	(102,774)	(102,774)
Accumulated deficit	(4,300,069)	(4,302,539)
Total Brookdale Senior Living Inc. stockholders' equity (deficit)	(39,221)	(44,753)
Noncontrolling interest	1,341	1,376
Total equity (deficit)	(37,880)	(43,377)
Total liabilities and equity (deficit)	$5,925,858	$5,952,243
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Resident fees	$707,335	$775,140	$2,138,273	$2,328,208
Management fees	396	2,698	6,511	7,941
Reimbursed costs incurred on behalf of managed communities	4,337	35,327	50,723	103,824
Total revenue	712,068	813,165	2,195,507	2,439,973

Facility operating expense (excluding facility depreciation and amortization of $69,740, $90,248, $205,304, and $264,637, respectively)	503,545	566,985	1,518,470	1,686,289
General and administrative expense (including non-cash stock-based compensation expense of $3,698, $2,633, $11,099, and $9,701, respectively)	41,871	50,866	134,060	153,713
Facility operating lease expense	42,366	51,993	130,118	157,520
Depreciation and amortization	74,248	94,792	218,820	278,621
Asset impairment	4,476	62,696	14,491	65,060
Loss (gain) on sale of communities, net	197	(139)	(49,228)	(182)
Loss (gain) on facility operating lease termination, net	—	4,480	—	4,480
Costs incurred on behalf of managed communities	4,337	35,327	50,723	103,824
Income (loss) from operations	41,028	(53,835)	178,053	(9,352)

Interest income	4,415	3,020	11,609	9,587
Interest expense:
Debt	(57,750)	(58,089)	(169,532)	(170,396)
Financing lease obligations	(3,518)	(1,764)	(7,109)	(9,114)
Amortization of deferred financing costs	(3,287)	(3,747)	(9,775)	(11,089)
Change in fair value of derivatives	6,132	26	10,121	(1,087)
Gain (loss) on debt modification and extinguishment, net	(4,482)	(326)	(10,202)	(35,661)
Other non-operating income (loss)	352	144	1,175	3,562
Income (loss) before income taxes	(17,110)	(114,571)	4,340	(223,550)
Benefit (provision) for income taxes	3,192	(167)	(1,905)	780
Net income (loss)	(13,918)	(114,738)	2,435	(222,770)
Net (income) loss attributable to noncontrolling interest	12	12	35	41
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(13,906)	$(114,726)	$2,470	$(222,729)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.06)	$(0.48)	$0.01	$(0.95)

Weighted average common shares outstanding:
Basic	239,144	237,487	238,800	234,326
Diluted	239,144	237,487	241,075	234,326
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total equity (deficit), balance at beginning of period	$(27,622)	$106,780	$(43,377)	$213,905

Common stock:
Balance at beginning of period	$2,493	$2,480	$2,483	$2,105
Shares issued for settlement of prepaid stock purchase contracts	—	—	—	296
Shares issued for warrant exercise	—	—	—	57
Restricted stock and restricted stock units, net	—	—	15	31
Shares withheld for employee taxes	—	—	(5)	(9)
Balance at end of period	$2,493	$2,480	$2,493	$2,480
Additional paid-in-capital:
Balance at beginning of period	$4,357,469	$4,353,523	$4,358,077	$4,352,991
Compensation expense related to restricted stock grants	3,698	2,633	11,099	9,701
Shares issued for settlement of prepaid stock purchase contracts	—	—	—	(296)
Settlement of convertible notes	(22)	—	(22)	—
Shares issued for warrant exercise	—	—	—	(57)
Restricted stock and restricted stock units, net	—	—	(15)	(31)
Shares withheld for employee taxes	(16)	(17)	(8,010)	(6,169)
Balance at end of period	$4,361,129	$4,356,139	$4,361,129	$4,356,139
Treasury stock:
Balance at beginning and end of period	$(102,774)	$(102,774)	$(102,774)	$(102,774)
Accumulated deficit:
Balance at beginning of period	$(4,286,163)	$(4,147,850)	$(4,302,539)	$(4,039,847)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(13,906)	(114,726)	2,470	(222,729)
Balance at end of period	$(4,300,069)	$(4,262,576)	$(4,300,069)	$(4,262,576)
Noncontrolling interest:
Balance at beginning of period	$1,353	$1,401	$1,376	$1,430
Net income (loss) attributable to noncontrolling interest	(12)	(12)	(35)	(41)
Balance at end of period	$1,341	$1,389	$1,341	$1,389
Total equity (deficit), balance at end of period	$(37,880)	$(5,342)	$(37,880)	$(5,342)

Common stock share activity
Outstanding shares of common stock:
Balance at beginning of period	238,817	237,454	237,746	200,020
Shares issued for settlement of prepaid stock purchase contracts	—	—	—	29,636
Shares issued for warrant exercise	—	—	—	5,702
Restricted stock and restricted stock units, net	6	74	1,604	3,226
Shares withheld for employee taxes	(1)	(2)	(528)	(1,058)
Balance at end of period	238,822	237,526	238,822	237,526
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$2,435	$(222,770)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on debt modification and extinguishment, net	10,202	35,661
Depreciation and amortization, net	228,595	289,710
Asset impairment	14,491	65,060
Deferred income tax (benefit) provision	313	(2,221)
Operating lease expense adjustment	(2,624)	(13,384)
Change in fair value of derivatives	(10,121)	1,087
Loss (gain) on sale of assets, net	(49,228)	(182)
Loss (gain) on facility operating lease termination, net	—	4,480
Non-cash stock-based compensation expense	11,099	9,701
Property and casualty insurance income	(1,020)	(3,691)
Changes in operating assets and liabilities:
Accounts receivable, net	15,039	(15,664)
Prepaid expenses and other assets, net	13,274	(13,183)
Prepaid insurance premiums financed with notes payable	(6,832)	(7,610)
Trade accounts payable and accrued expenses	(44,339)	35,319
Refundable fees and deferred revenue	(7,475)	1,140
Operating lease assets and liabilities for lessor capital expenditure reimbursements	23,892	20,038
Net cash provided by operating activities	197,701	183,491
Cash Flows from Investing Activities
Purchase of marketable securities	(44,414)	—
Sale and maturities of marketable securities	20,000	20,000
Capital expenditures, net of related payables	(154,053)	(137,872)
Acquisition of assets	(184,026)	(311,028)
Proceeds from sale of assets, net	168,487	8,133
Property and casualty insurance proceeds	1,020	3,691
Change in lease acquisition deposits, net	—	5,000
Other	(1,877)	727
Net cash provided by (used in) investing activities	(194,863)	(411,349)
Cash Flows from Financing Activities
Proceeds from debt	776,587	320,774
Repayment of debt and financing lease obligations	(717,029)	(127,371)
Proceeds from line of credit	23,000	—
Payment of financing costs, net of related payables	(23,790)	(7,880)
Payments of employee taxes for withheld shares	(8,017)	(6,178)
Payments for settlement of convertible notes	(52)	—
Net cash provided by (used in) financing activities	50,699	179,345
Net increase (decrease) in cash, cash equivalents, and restricted cash	53,537	(48,513)
Cash, cash equivalents, and restricted cash at beginning of period	343,008	379,840
Cash, cash equivalents, and restricted cash at end of period	$396,545	$331,327
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Brookdale Senior Living Inc. together with its consolidated subsidiaries ("Brookdale" or the "Company") is an operator of 529 senior living communities throughout the United States. The Company is committed to its mission of enriching the lives of the people it serves with compassion, respect, excellence, and integrity. The Company operates and manages independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). The Company's senior living communities and its comprehensive network help to provide seniors with care, connection, and services in an environment that feels like home. As of September 30, 2026, the Company owned 366 communities, leased 159 communities, and managed 4 communities.

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

3. Revenue

Resident fee revenue by payor source is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Private pay	94.8%	94.0%	94.6%	94.0%
Government reimbursement	4.3%	4.8%	4.4%	4.8%
Other third-party payor programs	0.9%	1.2%	1.0%	1.2%

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

The Company had total deferred revenue (included within refundable fees and deferred revenue within the condensed consolidated balance sheets) of $49.4 million and $51.3 million, including $26.9 million and $29.1 million of monthly resident fees billed and received in advance, as of September 30, 2026 and December 31, 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized $50.0 million and $52.8 million, respectively, of revenue that was included in the deferred revenue balance as of January 1, 2026 and 2025, respectively.

4. Property, Plant and Equipment and Leasehold Intangibles, Net

As of September 30, 2026 and December 31, 2025, net property, plant and equipment and leasehold intangibles consisted of the following.

(in thousands)	September 30, 2026	December 31, 2025
Land	$552,228	$544,824
Buildings and improvements	5,915,616	5,799,937
Furniture and equipment	1,302,977	1,259,410
Resident in-place lease intangibles	256,720	260,389
Construction in progress	47,401	35,788
Assets under financing leases and leasehold improvements	575,217	586,496
Property, plant and equipment and leasehold intangibles	8,650,159	8,486,844
Accumulated depreciation and amortization	(4,321,673)	(4,214,147)
Property, plant and equipment and leasehold intangibles, net	$4,328,486	$4,272,697

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $74.2 million and $94.8 million for the three months ended September 30, 2026 and 2025, respectively, and $218.8 million and $278.6 million for the nine months ended September 30, 2026, and 2025, respectively.

The Company recognized $4.5 million and $62.7 million for the three months ended September 30, 2026 and 2025, respectively, and $14.5 million and $65.1 million for the nine months ended September 30, 2026 and 2025, respectively, of non-cash impairment charges in its operating results for its property, plant and equipment and leasehold intangibles assets. The impairment charges in the nine months ended September 30, 2026 were primarily attributable to changes in estimates of fair value for certain communities planned for disposition, property damage at certain communities, and recognition of losses for estimated selling costs upon classification of assets as held for sale. The impairment charges in the nine months ended September 30, 2025 were primarily due to the planned disposition of certain underperforming communities resulting in a change in their intended holding periods.

As of September 30, 2026, five communities in the Assisted Living and Memory Care segment and one community in the Independent Living segment were classified as held for sale, resulting in $18.4 million of net property, plant and equipment and leasehold intangibles assets being recognized as assets held for sale within the condensed consolidated balance sheet. Subsequent to September 30, 2026, the Company completed the sale of one owned community for proceeds of $10.1 million, net of transaction costs. The closings of the sales of the additional communities are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the additional transactions will close or, if they do, when the actual closings will occur.

5. Debt

Long-term debt consists of the following.

(in thousands)	September 30, 2026	December 31, 2025
Fixed-rate mortgage notes payable due 2028 through 2036; weighted average interest rate of 5.14% and 4.88% as of September 30, 2026 and December 31, 2025, respectively	$2,896,033	$2,897,275
Variable-rate mortgage notes payable due 2028 through 2031; weighted average interest rate of 6.16% and 6.18% as of September 30, 2026 and December 31, 2025, respectively	1,105,055	1,048,308
Convertible notes payable due October 2026; interest rate of 2.00% as of both September 30, 2026 and December 31, 2025	23,267	23,297
Convertible notes payable due October 2029; interest rate of 3.50% as of both September 30, 2026 and December 31, 2025	369,445	369,445
Notes payable for insurance premium financing due 2026; interest rate of 5.40% as of September 30, 2026	4,960	—
Deferred financing costs, net	(46,671)	(45,828)
Total long-term debt	4,352,089	4,292,497
Current portion	62,289	77,492
Total long-term debt, less current portion	$4,289,800	$4,215,005

The $23.0 million of borrowings outstanding on the revolving credit facility as of September 30, 2026 are excluded from the table above and are further described below.

As of September 30, 2026, 89.3%, or $4.0 billion, of the Company's total debt obligations represented non-recourse property-level mortgage financings.

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

As of September 30, 2026, $23.0 million of borrowings and $1.4 million of letters of credit were outstanding under the Company's $200.0 million secured credit facility. The Company also had separate letter of credit facilities providing up to $68.0 million of letters of credit as of September 30, 2026 under which $54.1 million had been issued as of that date.

2026 Mortgage Financings

In September 2026, the Company obtained $108.0 million of debt secured by first priority mortgages on 17 communities. The loan bears interest at a variable rate based on SOFR plus a margin of 215 basis points. The debt has an initial five-year term and two one-year extension options, exercisable subject to certain performance criteria.

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

2026 Convertible Senior Notes

As of September 30, 2026, $23.3 million in aggregate principal amount of the Company’s 2.00% convertible senior notes due 2026 (the "2026 Notes") was outstanding. In October 2026, the Company paid $23.3 million in cash and delivered 0.9 million shares of the Company’s common stock to settle the outstanding 2026 Notes in connection with the maturity.

Capped Call Transactions

In connection with the maturity of the 2026 Notes, the Company also settled the privately negotiated capped call transactions that had been entered into initially with the offering of the 2026 Notes in 2021. The capped call covered the number of shares of the Company’s common stock that were initially underlying the $230.0 million initial principal amount of 2026 Notes. In October 2026, the Company received $45.9 million in cash and 0.4 million shares of the Company’s common stock, which will be held as treasury shares, in connection with the settlement of the capped call transactions.

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

As of September 30, 2026, the Company is in compliance with the financial covenants of its debt agreements.

6. Leases

As of September 30, 2026, the Company operated 159 communities under long-term leases (150 operating leases and 9 financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, the Company guarantees the performance and lease payment obligations of its subsidiary lessees under the master leases. An event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of September 30, 2026, the Company is in compliance with the financial covenants of its long-term lease agreements.

In October 2026, the Company entered into a definitive agreement with Welltower Inc. ("Welltower") to acquire 30 communities that are currently leased by the Company for a purchase price of $290.0 million. The Company expects to complete the acquisition transaction in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions for real estate transactions. The Company expects to fund the acquisition through proceeds from non-recourse mortgage financing and cash on hand. As of September 30, 2026, these communities were held in a triple-net lease with approximately $17.8 million of annual cash rent for 2027 and a current maturity in 2032. Contingent upon closing the 30-community acquisition, a separate 39-community lease with Welltower would be extended by four years to June 2036. In connection with the amendment, the lease's existing fair market value purchase option would become exercisable at any time at the Company's election, rather than only in connection with the lease's maturity, subject to a floor of a 6.5% yield on in-place rent.

In July 2026, the Company entered into an agreement to acquire 17 communities that were leased by the Company for a purchase price of $157.4 million plus $2.6 million of transaction costs. In September 2026, the Company completed the acquisition. The Company funded the acquisition of the 17 communities through proceeds from non-recourse mortgage financings and cash on hand.

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

8. Stock-Based Compensation

Grants of restricted stock units and stock awards under the Company's 2024 Omnibus Incentive Plan were as follows.

(in thousands, except for weighted average amounts)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Three months ended March 31, 2026	1,529	$16.30	$24,934
Three months ended June 30, 2026	17	$13.95	$241
Three months ended September 30, 2026	75	$13.90	$1,041

9. Earnings Per Share

Potentially dilutive common stock equivalents for the Company include convertible senior notes, unvested restricted stock, and restricted stock units. Prior to June 30, 2025, the potentially dilutive common stock equivalents for the Company also included warrants and prepaid stock purchase contracts.

As of September 30, 2026, $23.3 million in aggregate principal amount of the Company's 2026 Notes remained outstanding. In October 2026, the Company paid $23.3 million in cash and delivered 0.9 million shares of the Company’s common stock to settle the outstanding 2026 Notes in connection with the maturity. Additionally, in October 2026, the Company received 0.4 million shares of the Company's common stock, which will be held as treasury shares, in connection with the settlement of the capped call transactions further described in Note 5. As of September 30, 2026, $369.4 million in aggregate principal amount of the Company’s 3.50% convertible senior notes due 2029 (the “2029 Notes”) remain outstanding and the maximum number of shares issuable upon settlement of the 2029 Notes is 55.0 million (after giving effect to 13.9 million additional shares that would be issuable upon conversion in connection with the occurrence of certain corporate or other events).

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the weighted average minimum number of shares issuable upon settlement of the Company's previously outstanding prepaid stock purchase contracts. The weighted average number of shares outstanding for the basic earnings per share calculation for the nine months ended September 30, 2025 includes 9.8 million weighted average shares pursuant to the previously outstanding prepaid stock purchase contracts. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As a result of the net loss for the three and nine months ended September 30, 2025, all potentially outstanding shares of common stock were antidilutive for the period and were not included in the computation of diluted weighted average shares outstanding. The following table reconciles the computations of basic and diluted earnings per share amounts presented in the condensed consolidated statements of operations.

Nine Months Ended
(in thousands, except for per share amounts)	September 30, 2026
Net income attributable to common stockholders - basic and diluted	$2,470

Weighted average shares outstanding - basic	238,800
Effect of dilutive securities - restricted stock and restricted stock units	2,275
Weighted average shares outstanding - diluted	241,075

Net income per share attributable to common stockholders - basic and diluted	$0.01

For the purposes of computing diluted EPS, weighted average shares outstanding do not include potentially dilutive securities that are anti-dilutive under the treasury stock method or if-converted method, and performance-based equity awards are included based on the attainment of the applicable performance metrics as of the end of the reporting period. Shares issuable upon settlement of the 2026 Notes and 2029 Notes were not included in the computation of diluted EPS as the shares were not dilutive under the if-converted method. The additional shares that would be issuable upon conversion of the 2026 Notes or 2029 Notes in connection with the occurrence of certain corporate or other events were also not included in the computation of diluted EPS. Additionally, as of September 30, 2026, the Company had 0.6 million potentially outstanding shares of common stock pursuant to performance-based equity awards that were not included in the computation of diluted EPS.

10. Income Taxes

The difference between the Company's effective tax rate for the three months ended September 30, 2026 and 2025 was primarily attributable to a decrease in the valuation allowance recorded relative to the tax benefit recognized on operating losses for the three months ended September 30, 2026. The difference between the Company's effective tax rate for the nine months ended September 30, 2026 and 2025 was primarily attributable to an increase in tax expense recorded on operating income, partially offset by the impact of a reduction to the valuation allowance recorded during the nine months ended September 30, 2026.

The Company recorded an aggregate deferred federal, state, and local tax benefit of $14.4 million for the three months ended September 30, 2026, which was partially offset by an increase to the valuation allowance of $10.9 million. The Company recorded an aggregate deferred federal, state, and local tax expense of $1.0 million for the nine months ended September 30, 2026, which was partially offset by a decrease to the valuation allowance of $0.7 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $27.8 million for the three months ended September 30, 2025, which was partially offset by an increase to the valuation allowance of $27.5 million. The Company recorded an aggregate deferred federal, state, and local tax benefit of $52.7 million for the nine months ended September 30, 2025, which was partially offset by an increase to the valuation allowance of $50.5 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of September 30, 2026 and December 31, 2025 was $577.5 million and $578.2 million, respectively.

The decrease to the valuation allowance for the nine months ended September 30, 2026 is the result of current operating income during the nine months ended September 30, 2026 and the anticipated reversal of future tax liabilities offset by future tax deductions.

The increase in the valuation allowance for the nine months ended September 30, 2025 is the result of current operating losses during the nine months ended September 30, 2025 and the anticipated reversal of future tax liabilities offset by future tax deductions.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three and nine months ended September 30, 2026 and 2025 which are included in income tax expense or benefit for the period. As of September 30, 2026, tax returns for years 2021 through 2024 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

11. Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental Disclosure of Cash Flow Information:
Interest paid	$170,623	$173,696
Income taxes paid, net of (refunds)	$1,822	$1,415

Capital expenditures, net of related payables:
Capital expenditures - non-development, net	$141,615	$128,382
Capital expenditures - development, net	124	13
Capital expenditures - non-development - reimbursable from lessor	23,892	20,078
Trade accounts payable	(11,578)	(10,601)
Net cash paid	$154,053	$137,872
Acquisition of assets:
Property, plant and equipment and leasehold intangibles, net	$24,026	$1,028
Financing lease obligations	160,000	277,208
Loss on debt modification and extinguishment, net	—	32,792
Net cash paid	$184,026	$311,028
Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$(8,209)	$(195)
Property, plant and equipment and leasehold intangibles, net	(112,999)	(7,756)
Other liabilities	1,949	—
Loss (gain) on sale of communities, net	(49,228)	(182)
Net cash received	$(168,487)	$(8,133)

Supplemental Schedule of Non-cash Operating, Investing, and Financing Activities:
Non-cash lease transactions, net:
Prepaid expenses and other assets, net	$—	$(871)
Property, plant and equipment and leasehold intangibles, net	153,670	(171)
Operating lease right-of-use assets	(21,588)	1,925
Financing lease obligations	(160,000)	(57)
Operating lease obligations	27,918	(306)
Accrued expenses	—	(5,000)
Loss (gain) on facility operating lease termination, net	—	4,480
Net	$—	$—

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

(in thousands)	September 30, 2026	December 31, 2025
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$323,374	$279,122
Restricted cash - current	35,249	33,227
Restricted cash - non-current	37,922	30,659
Total cash, cash equivalents, and restricted cash	$396,545	$343,008

12. Fair Value Measurements

Long-term debt

The Company estimates the fair value of its debt primarily using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. The Company had outstanding mortgage notes payable with a carrying amount of approximately $4.0 billion and $3.9 billion as of September 30, 2026 and December 31, 2025, respectively. Fair value of the mortgage notes payable approximates the carrying amount as of both September 30, 2026 and December 31, 2025. The Company's fair value of the mortgage notes payable disclosure is classified within Level 2 of the valuation hierarchy.

The carrying amount for the $23.3 million principal amount of outstanding 2026 Notes was $23.3 million and $23.2 million, net of deferred financing costs, as of September 30, 2026 and December 31, 2025, respectively. The estimated fair value of the 2026 Notes was approximately $32.0 million as of both September 30, 2026 and December 31, 2025 (Level 2).

The carrying amount for the $369.4 million principal amount of outstanding 2029 Notes was $360.5 million and $358.3 million, net of deferred financing costs, as of September 30, 2026 and December 31, 2025, respectively. The estimated fair value of the 2029 Notes was approximately $512.0 million and $516.0 million as of September 30, 2026 and December 31, 2025, respectively (Level 2).

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

The following tables set forth selected segment financial data.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue:(1)
Independent Living	$122,652	$156,996	$362,768	$472,248
Assisted Living and Memory Care	514,325	531,941	1,554,102	1,596,638
CCRCs	70,358	86,203	221,403	259,322
All Other	4,733	38,025	57,234	111,765
Total revenue	$712,068	$813,165	$2,195,507	$2,439,973

Community labor expenses:
Independent Living	$45,651	$60,261	$133,176	$178,659
Assisted Living and Memory Care	241,635	260,274	729,026	772,218
CCRCs	35,566	46,913	112,289	139,437
Other facility operating expenses:(2)
Independent Living	33,820	45,232	101,371	134,256
Assisted Living and Memory Care	128,651	130,982	384,945	391,475
CCRCs	18,222	23,323	57,663	70,244
Total facility operating expenses	$503,545	$566,985	$1,518,470	$1,686,289

Segment operating income:(3)
Independent Living	$43,181	$51,503	$128,221	$159,333
Assisted Living and Memory Care	144,039	140,685	440,131	432,945
CCRCs	16,570	15,967	51,451	49,641
All Other	396	2,698	6,511	7,941
Total segment operating income	204,186	210,853	626,314	649,860

General and administrative expense (including non-cash stock-based compensation expense)	41,871	50,866	134,060	153,713
Facility operating lease expense	42,366	51,993	130,118	157,520
Depreciation and amortization	74,248	94,792	218,820	278,621
Asset impairment	4,476	62,696	14,491	65,060
Loss (gain) on sale of communities, net	197	(139)	(49,228)	(182)
Loss (gain) on facility operating lease termination, net	—	4,480	—	4,480
Income (loss) from operations	$41,028	$(53,835)	$178,053	$(9,352)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Capital expenditures:
Independent Living	$14,558	$10,599	$37,133	$33,441
Assisted Living and Memory Care	41,630	28,547	101,863	87,207
CCRCs	5,671	3,690	13,271	11,995
Corporate and All Other	3,177	4,347	13,364	15,830
Total capital expenditures	$65,036	$47,183	$165,631	$148,473

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

The Company does not report total assets by segment because this is not a metric used by the CODM to allocate resources or evaluate segment performance. The Company's total carrying amount of goodwill is included on the Independent Living segment and was $27.3 million as of both September 30, 2026 and December 31, 2025.

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

Overview

We are the nation's premier operator of senior living communities, operating and managing 529 communities in 41 states as of September 30, 2026, with the ability to serve approximately 45,000 residents. We offer our residents access to a broad continuum of services across the most attractive sectors of the senior living industry. We operate and manage independent living, assisted living, memory care, and continuing care retirement communities ("CCRCs"). As of September 30, 2026, we owned 366 communities (32,367 units), leased 159 communities (9,721 units), and managed 4 communities (359 units).

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

Community Transactions

In October 2026, we entered into a definitive agreement with Welltower Inc. ("Welltower") to acquire 30 communities (1,152 units) that are currently leased by us for a purchase price of $290.0 million. The acquisition is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions for real estate transactions. We expect to fund the acquisition through proceeds from non-recourse mortgage financing and cash on hand. As of September 30, 2026, these communities were held in a triple-net lease with approximately $17.8 million of annual cash rent for 2027 and a current maturity in 2032. We expect to recognize an approximately $60.0 million loss on extinguishment of the financing obligation upon close of the reacquisition transaction for the amount by which the repurchase price exceeds the previously recognized financing obligation for nine communities for which the lease arrangements are accounted for as failed sale-leaseback transactions. Contingent upon closing the 30-community acquisition, a separate 39-community (1,842 units) lease with Welltower would be extended by four years to June 2036. In connection with the amendment, the lease's existing fair market value purchase option would become exercisable at any time at our election, rather than only in connection with the lease's maturity, subject to a floor of a 6.5% yield on in-place rent.

In July 2026, we entered into an agreement to acquire 17 communities (735 units) that are currently leased by us for a purchase price of $157.4 million plus $2.6 million of transaction costs. The acquisition closed in September 2026. We funded the acquisition through proceeds from non-recourse mortgage financings and cash on hand.

In June 2026, we acquired one previously managed community (244 units) in Houston, Texas for a purchase price of $23.4 million.

We have continued executing on our ongoing capital recycling program through which we have exited non-strategic or underperforming owned assets or leases. Such activities completed during the nine months ended September 30, 2026 included the sale of 23 owned communities (1,767 units) for proceeds of $168.5 million, net of transaction costs, and the disposal of two leased communities (152 units) through lease terminations. For the nine months ended September 30, 2026, we recognized a net gain on sale of assets of $49.2 million. Subsequent to September 30, 2026, we completed the sale of one owned community (197 units) for proceeds of $10.1 million, net of transaction costs.

We plan to sell five additional owned communities (270 units) during 2026. The closings of the expected sales of assets are subject to the satisfaction of various conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

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

Comparison of Three Months Ended September 30, 2026 and 2025

Summary Operating Results

The following table summarizes our overall operating results for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025	Amount	Percent
Resident fees	$707,335	$775,140	$(67,805)	(8.7)%
Facility operating expense	503,545	566,985	(63,440)	(11.2)%
Net income (loss)	(13,918)	(114,738)	(100,820)	(87.9)%
Adjusted EBITDA	124,348	111,071	13,277	12.0%

The decrease in resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, primarily through lease terminations in the second half of 2025, which resulted in $106.4 million less in resident fees during the three months ended September 30, 2026 compared to the prior year period. The decrease was partially offset by a 5.4% increase in same community RevPAR, comprised of a 4.8% increase in same community RevPOR and a 50 basis point increase in same community weighted average occupancy.

The decrease in facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $87.3 million less in facility operating expense during the three months ended September 30, 2026 compared to the prior year period. The decrease was partially offset by a 4.5% increase in same community facility operating expense primarily attributable to increases in wage rates, estimated insurance expense, estimated losses on accounts receivable, utilities expense, and maintenance expense, partially offset by reduced labor hours worked through improved productivity.

The decrease in net loss was primarily attributable to a $58.2 million decrease in non-cash impairment charges from the prior year period and a $20.5 million decrease in depreciation and amortization expense primarily due to the disposition of communities since the beginning of the prior year period.

The increase in Adjusted EBITDA was primarily attributable to an increase in same community resident fees, partially offset by an increase in same community facility operating expense.

Operating Results - Senior Housing Segments

The following table summarizes the consolidated operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) for the three months ended September 30, 2026 and 2025, including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$707,335	$775,140	$(67,805)		(8.7)%
Facility operating expense	$503,545	$566,985	$(63,440)		(11.2)%

Number of communities (period end)	525	593	(68)		(11.5)%
Total average units	42,383	50,012	(7,629)		(15.3)%
RevPAR	$5,546	$5,158	$388		7.5%
Weighted average occupancy	83.1%	81.8%	130	bps	n/a
RevPOR	$6,673	$6,307	$366		5.8%

Same Community Operating Results and Data
Resident fees	$693,023	$657,848	$35,175		5.3%
Facility operating expense	$490,527	$469,362	$21,165		4.5%

Number of communities	515	515	—		—%
Total average units	41,239	41,239	—		—%
RevPAR	$5,602	$5,317	$285		5.4%
Weighted average occupancy	83.6%	83.1%	50	bps	n/a
RevPOR	$6,703	$6,396	$307		4.8%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the three months ended September 30, 2026 and 2025, including operating results and data on a same community basis.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$122,652	$156,996	$(34,344)		(21.9)%
Facility operating expense	$79,471	$105,493	$(26,022)		(24.7)%

Number of communities (period end)	54	66	(12)		(18.2)%
Total average units	9,326	12,337	(3,011)		(24.4)%
RevPAR	$4,384	$4,242	$142		3.3%
Weighted average occupancy	84.2%	83.8%	40	bps	n/a
RevPOR	$5,207	$5,063	$144		2.8%

Same Community Operating Results and Data
Resident fees	$118,352	$112,163	$6,189		5.5%
Facility operating expense	$77,019	$74,611	$2,408		3.2%

Number of communities	52	52	—		—%
Total average units	8,941	8,940	1		—%
RevPAR	$4,412	$4,182	$230		5.5%
Weighted average occupancy	84.6%	84.8%	(20)	bps	n/a
RevPOR	$5,218	$4,930	$288		5.8%

The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $43.5 million less in resident fees during the three months ended September 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 5.8% increase in same community RevPOR and a 20 basis point decrease in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $29.9 million less in facility operating expense during the three months ended September 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community facility operating expense primarily resulting from increases in wage rates, estimated insurance expense, utilities expense, and estimated losses on accounts receivable, partially offset by reduced labor hours worked through improved productivity.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the three months ended September 30, 2026 and 2025, including operating results and data on a same community basis.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$514,325	$531,941	$(17,616)		(3.3)%
Facility operating expense	$370,286	$391,256	$(20,970)		(5.4)%

Number of communities (period end)	458	510	(52)		(10.2)%
Total average units	29,447	32,941	(3,494)		(10.6)%
RevPAR	$5,798	$5,370	$428		8.0%
Weighted average occupancy	82.9%	81.4%	150	bps	n/a
RevPOR	$6,992	$6,595	$397		6.0%

Same Community Operating Results and Data
Resident fees	$504,571	$479,151	$25,420		5.3%
Facility operating expense	$359,863	$342,402	$17,461		5.1%

Number of communities	450	450	—		—%
Total average units	28,688	28,689	(1)		—%
RevPAR	$5,863	$5,567	$296		5.3%
Weighted average occupancy	83.5%	82.8%	70	bps	n/a
RevPOR	$7,024	$6,720	$304		4.5%
The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $44.6 million less in resident fees during the three months ended September 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 4.5% increase in same community RevPOR and a 70 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $40.5 million less in facility operating expense during the three months ended September 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community facility operating expense primarily resulting from increases in wage rates, estimated insurance expense, estimated losses on accounts receivable, utilities expense, and maintenance expense, partially offset by reduced labor hours worked through improved productivity.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the three months ended September 30, 2026 and 2025, including operating results and data on a same community basis.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$70,358	$86,203	$(15,845)		(18.4)%
Facility operating expense	$53,788	$70,236	$(16,448)		(23.4)%

Number of communities (period end)	13	17	(4)		(23.5)%
Total average units	3,610	4,734	(1,124)		(23.7)%
RevPAR	$6,497	$6,070	$427		7.0%
Weighted average occupancy	81.9%	79.2%	270	bps	n/a
RevPOR	$7,934	$7,669	$265		3.5%

Same Community Operating Results and Data
Resident fees	$70,100	$66,534	$3,566		5.4%
Facility operating expense	$53,645	$52,349	$1,296		2.5%

Number of communities	13	13	—		—%
Total average units	3,610	3,610	—		—%
RevPAR	$6,473	$6,143	$330		5.4%
Weighted average occupancy	81.9%	81.2%	70	bps	n/a
RevPOR	$7,904	$7,562	$342		4.5%
The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $18.3 million less in resident fees during the three months ended September 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 4.5% increase in the segment's same community RevPOR and a 70 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $16.9 million less in facility operating expense during the three months ended September 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community facility operating expense primarily resulting from increases in wage rates and estimated insurance expense, partially offset by reduced labor hours worked through improved productivity.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025	Amount	Percent
Management fees	$396	$2,698	$(2,302)	(85.3)%
Reimbursed costs incurred on behalf of managed communities	4,337	35,327	(30,990)	(87.7)%
Costs incurred on behalf of managed communities	4,337	35,327	(30,990)	(87.7)%
General and administrative expense	41,871	50,866	(8,995)	(17.7)%
Facility operating lease expense	42,366	51,993	(9,627)	(18.5)%
Depreciation and amortization	74,248	94,792	(20,544)	(21.7)%
Asset impairment	4,476	62,696	(58,220)	(92.9)%
Loss (gain) on sale of communities, net	197	(139)	(336)	NM
Loss (gain) on facility operating lease termination, net	—	4,480	(4,480)	NM
Interest income	4,415	3,020	1,395	46.2%
Interest expense	58,423	63,574	(5,151)	(8.1)%
Gain (loss) on debt modification and extinguishment, net	(4,482)	(326)	4,156	NM
Other non-operating income (loss)	352	144	208	144.4%
Benefit (provision) for income taxes	3,192	(167)	3,359	NM

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to the termination of management agreements since the beginning of the prior year period.

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to our efforts to reduce general and administrative expense as we scaled our general and administrative costs in connection with community dispositions and management agreement terminations. General and administrative expense includes transaction, legal, and organizational restructuring costs of $1.6 million and $5.1 million for the three months ended September 30, 2026 and 2025, respectively. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Legal costs include charges associated with putative class action litigation. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily attributable to the termination of community leases subsequent to the beginning of the prior year period.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily attributable to the disposition of communities since the beginning of the prior year period.

Asset Impairment. During the three months ended September 30, 2026, we recorded $4.5 million of non-cash impairment charges primarily due to property damage at certain communities. During the three months ended September 30, 2025, we recorded $62.7 million of non-cash impairment charges primarily due to the planned disposition of certain underperforming communities resulting in a change in their intended holding periods.

Interest expense. The decrease in interest expense was primarily attributable to an increase in the fair value of interest rate derivatives in the current period.

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the three months ended September 30, 2026 and 2025 was primarily attributable to a decrease in the valuation allowance recorded relative to the tax benefit recognized on operating losses for the three months ended September 30, 2026.

We recorded an aggregate deferred federal, state, and local tax benefit of $14.4 million for the three months ended September 30, 2026, which was partially offset by an increase to the valuation allowance of $10.9 million. We recorded an aggregate deferred federal, state, and local tax benefit of $27.8 million for the three months ended September 30, 2025, which was partially offset by an increase to the valuation allowance of $27.5 million.

Comparison of Nine Months Ended September 30, 2026 and 2025

Summary Operating Results

The following table summarizes our overall operating results for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025	Amount	Percent
Resident fees	$2,138,273	$2,328,208	$(189,935)	(8.2)%
Facility operating expense	1,518,470	1,686,289	(167,819)	(10.0)%
Net income (loss)	2,435	(222,770)	225,205	NM
Adjusted EBITDA	377,462	352,260	25,202	7.2%

The decrease in resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, primarily through lease terminations in the second half of 2025, which resulted in $303.5 million less in resident fees during the nine months ended September 30, 2026 compared to the prior year period. The decrease was partially offset by a 5.5% increase in same community RevPAR, comprised of a 4.1% increase in same community RevPOR and a 110 basis point increase in same community weighted average occupancy.

The decrease in facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $243.2 million less in facility operating expense during the nine months ended September 30, 2026 compared to the prior year period. The decrease was partially offset by a 5.3% increase in same community facility operating expense primarily attributable to increases in wage rates, estimated insurance expense, maintenance expense, estimated losses on accounts receivable, and utilities expense.

The increase in net income was primarily attributable to a $59.8 million decrease in depreciation and amortization expense primarily due to the disposition of communities since the beginning of the prior year period, a $50.6 million decrease in non-cash impairment charges, a $49.2 million gain on the sale of communities in the current period, and a $32.8 million loss on extinguishment of a financing obligation recognized in the prior year period related to the reacquisition of three communities previously subject to sale-leaseback transactions.

The increase in Adjusted EBITDA was primarily attributable to an increase in same community resident fees, partially offset by an increase in same community facility operating expense.

Operating Results - Senior Housing Segments

The following table summarizes the operating results and data of our three senior housing segments (Independent Living, Assisted Living and Memory Care, and CCRCs) on a combined basis for the nine months ended September 30, 2026 and 2025 including operating results and data on a same community basis. See management's discussion and analysis of the operating results on an individual segment basis on the following pages.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$2,138,273	$2,328,208	$(189,935)		(8.2)%
Facility operating expense	$1,518,470	$1,686,289	$(167,819)		(10.0)%

Number of communities (period end)	525	593	(68)		(11.5)%
Total average units	42,947	50,555	(7,608)		(15.0)%
RevPAR	$5,516	$5,109	$407		8.0%
Weighted average occupancy	82.5%	80.4%	210	bps	n/a
RevPOR	$6,683	$6,354	$329		5.2%

Same Community Operating Results and Data
Resident fees	$2,072,359	$1,964,885	$107,474		5.5%
Facility operating expense	$1,456,572	$1,383,206	$73,366		5.3%

Number of communities	515	515	—		—%
Total average units	41,238	41,237	1		—%
RevPAR	$5,584	$5,294	$290		5.5%
Weighted average occupancy	83.1%	82.0%	110	bps	n/a
RevPOR	$6,720	$6,457	$263		4.1%

Independent Living Segment

The following table summarizes the operating results and data for our Independent Living segment for the nine months ended September 30, 2026 and 2025, including operating results and data on a same community basis.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$362,768	$472,248	$(109,480)		(23.2)%
Facility operating expense	$234,547	$312,915	$(78,368)		(25.0)%

Number of communities (period end)	54	66	(12)		(18.2)%
Total average units	9,201	12,501	(3,300)		(26.4)%
RevPAR	$4,381	$4,197	$184		4.4%
Weighted average occupancy	84.2%	82.3%	190	bps	n/a
RevPOR	$5,205	$5,099	$106		2.1%

Same Community Operating Results and Data
Resident fees	$355,129	$334,188	$20,941		6.3%
Facility operating expense	$230,540	$219,281	$11,259		5.1%

Number of communities	52	52	—		—%
Total average units	8,941	8,940	1		—%
RevPAR	$4,413	$4,153	$260		6.3%
Occupancy rate (weighted average)	84.4%	83.7%	70	bps	n/a
RevPOR	$5,226	$4,961	$265		5.3%

The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $134.1 million less in resident fees during the nine months ended September 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 5.3% increase in same community RevPOR and a 70 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $90.0 million less in facility operating expense during the nine months ended September 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment’s same community facility operating expense, primarily resulting from increases in wage rates, estimated insurance expense, utilities expense, estimated losses on accounts receivable, and maintenance expense.

Assisted Living and Memory Care Segment

The following table summarizes the operating results and data for our Assisted Living and Memory Care segment for the nine months ended September 30, 2026 and 2025, including operating results and data on a same community basis.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$1,554,102	$1,596,638	$(42,536)		(2.7)%
Facility operating expense	$1,113,971	$1,163,693	$(49,722)		(4.3)%

Number of communities (period end)	458	510	(52)		(10.2)%
Total average units	29,968	33,320	(3,352)		(10.1)%
RevPAR	$5,739	$5,312	$427		8.0%
Weighted average occupancy	82.1%	79.9%	220	bps	n/a
RevPOR	$6,993	$6,647	$346		5.2%

Same Community Operating Results and Data
Resident fees	$1,505,851	$1,429,354	$76,497		5.4%
Facility operating expense	$1,065,707	$1,007,559	$58,148		5.8%

Number of communities	450	450	—		—%
Total average units	28,687	28,687	—		—%
RevPAR	$5,832	$5,536	$296		5.3%
Weighted average occupancy	82.7%	81.6%	110	bps	n/a
RevPOR	$7,050	$6,786	$264		3.9%

The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $125.2 million less in resident fees during the nine months ended September 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 3.9% increase in same community RevPOR and a 110 basis point increase in same community weighted average occupancy. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $112.0 million less in facility operating expense during the nine months ended September 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community facility operating expense, primarily resulting from increases in wage rates, estimated insurance expense, maintenance expense, estimated losses on accounts receivable, and utilities expense. The segment's same community facility operating expense for the nine months ended September 30, 2025 excludes $1.2 million of natural disaster expense.

CCRCs Segment

The following table summarizes the operating results and data for our CCRCs segment for the nine months ended September 30, 2026 and 2025, including operating results and data on a same community basis.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	Amount		Percent
Resident fees	$221,403	$259,322	$(37,919)		(14.6)%
Facility operating expense	$169,952	$209,681	$(39,729)		(18.9)%

Number of communities (period end)	13	17	(4)		(23.5)%
Total average units	3,778	4,734	(956)		(20.2)%
RevPAR	$6,511	$6,087	$424		7.0%
Weighted average occupancy	82.3%	78.7%	360	bps	n/a
RevPOR	$7,913	$7,731	$182		2.4%

Same Community Operating Results and Data
Resident fees	$211,379	$201,343	$10,036		5.0%
Facility operating expense	$160,325	$156,366	$3,959		2.5%

Number of communities	13	13	—		—%
Total average units	3,610	3,610	—		—%
RevPAR	$6,506	$6,197	$309		5.0%
Weighted average occupancy	82.5%	80.9%	160	bps	n/a
RevPOR	$7,882	$7,656	$226		3.0%

The decrease in the segment's resident fees was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $44.2 million less in resident fees during the nine months ended September 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community RevPAR, comprised of a 160 basis point increase in same community weighted average occupancy and a 3.0% increase in the segment's same community RevPOR. The increase in the segment's same community RevPOR was primarily the result of the current year annual rate increase, and was partially offset by an occupancy mix shift with lower skilled nursing occupancy.

The decrease in the segment's facility operating expense was primarily attributable to the disposition of communities since the beginning of the prior year period, which resulted in $41.2 million less in facility operating expense during the nine months ended September 30, 2026 compared to the prior year period. The decrease was partially offset by an increase in the segment's same community facility operating expense, primarily resulting from increases in wage rates, maintenance expense, and estimated insurance expense.

Operating Results - Other Income and Expense Items

The following table summarizes other income and expense items in our operating results for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025	Amount	Percent
Management fees	$6,511	$7,941	$(1,430)	(18.0)%
Reimbursed costs incurred on behalf of managed communities	50,723	103,824	(53,101)	(51.1)%
Costs incurred on behalf of managed communities	50,723	103,824	(53,101)	(51.1)%
General and administrative expense	134,060	153,713	(19,653)	(12.8)%
Facility operating lease expense	130,118	157,520	(27,402)	(17.4)%
Depreciation and amortization	218,820	278,621	(59,801)	(21.5)%
Asset impairment	14,491	65,060	(50,569)	(77.7)%
Loss (gain) on sale of communities, net	(49,228)	(182)	49,046	NM
Loss (gain) on facility operating lease termination, net	—	4,480	(4,480)	NM
Interest income	11,609	9,587	2,022	21.1%
Interest expense	176,295	191,686	(15,391)	(8.0)%
Gain (loss) on debt modification and extinguishment, net	(10,202)	(35,661)	(25,459)	(71.4)%
Other non-operating income (loss)	1,175	3,562	(2,387)	(67.0)%
Benefit (provision) for income taxes	(1,905)	780	(2,685)	NM

Management Fees. Management fees of $6.5 million for the nine months ended September 30, 2026 include $5.4 million of management fees attributable to communities for which our management agreements were terminated during such period.

Reimbursed Costs Incurred on Behalf of Managed Communities and Costs Incurred on Behalf of Managed Communities. The decrease in reimbursed costs and costs incurred on behalf of managed communities was primarily attributable to terminations of management agreements subsequent to the beginning of the prior year period.

General and Administrative Expense. The decrease in general and administrative expense was primarily attributable to our efforts to reduce general and administrative expense as we scaled our general and administrative costs in connection with community dispositions and management agreement terminations and $8.0 million of transaction costs for stockholder relations advisory matters in the prior year period. General and administrative expense includes transaction, legal, and organizational restructuring costs of $6.9 million and $17.3 million for the nine months ended September 30, 2026 and 2025, respectively. Transaction costs include those directly related to acquisition, disposition, financing, and leasing activity and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees, and other third-party costs. Legal costs include charges associated with putative class action litigation. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance costs.

Facility Operating Lease Expense. The decrease in facility operating lease expense was primarily attributable to the termination of community leases subsequent to the beginning of the prior year period.

Depreciation and Amortization. The decrease in depreciation and amortization expense was primarily attributable to the disposition of communities since the beginning of the prior year period.

Asset Impairment. During the nine months ended September 30, 2026, we recorded $14.5 million of non-cash impairment charges primarily due to changes in estimates of fair value for certain communities planned for disposition, property damage at certain communities, and recognition of losses for estimated selling costs upon classification of assets as held for sale. During the nine months ended September 30, 2025, we recorded $65.1 million of non-cash impairment charges, primarily related to the planned disposition of certain underperforming communities resulting in a change in their intended holding periods.

Loss (gain) on sale of communities, net. During the nine months ended September 30, 2026, we recognized a $49.2 million gain on sale of communities attributable to the sale of 23 communities for proceeds of $168.5 million, net of transaction costs.

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

Benefit (Provision) for Income Taxes. The difference between our effective tax rate for the nine months ended September 30, 2026 and 2025 was primarily attributable to an increase in tax expense recorded on operating income, partially offset by the impact of a reduction to the valuation allowance expense recorded during the nine months ended September 30, 2026.

We recorded an aggregate deferred federal, state, and local tax expense of $1.0 million for the nine months ended September 30, 2026, which was partially offset by a decrease in the valuation allowance of $0.7 million. We recorded an aggregate deferred federal, state, and local tax benefit of $52.7 million for the nine months ended September 30, 2025, which was partially offset by an increase to the valuation allowance of $50.5 million.

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

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025	Amount	Percent
Net cash provided by operating activities	$197,701	$183,491	$14,210	7.7%
Net cash provided by (used in) investing activities	(194,863)	(411,349)	(216,486)	(52.6)%
Net cash provided by (used in) financing activities	50,699	179,345	(128,646)	(71.7)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	53,537	(48,513)	102,050	NM
Cash, cash equivalents, and restricted cash at beginning of period	343,008	379,840	(36,832)	(9.7)%
Cash, cash equivalents, and restricted cash at end of period	$396,545	$331,327	$65,218	19.7%
Adjusted Free Cash Flow	$39,138	$45,482	$(6,344)	(13.9)%

The increase in net cash provided by operating activities was primarily attributable to an increase in same community resident fees partially offset by an increase in same community facility operating expense and an increase in the use of cash for changes in accrued expenses.

The decrease in net cash used in investing activities was primarily attributable to $160.4 million increase in net proceeds from the sale of communities and a $127.0 million decrease in cash paid for the acquisition of formerly leased or managed communities compared to the prior year period. These changes were partially offset by a $44.4 million increase in purchases of marketable securities and a $16.2 million increase in cash paid for capital expenditures compared to the prior year period.

The decrease in net cash provided by financing activities was primarily attributable to a $589.7 million increase in debt repayments and a $15.9 million increase in cash paid for financing costs compared to the prior year period, partially offset by a $455.8 million increase in debt proceeds and a $23.0 million increase in proceeds from our line of credit.

The decrease in Adjusted Free Cash Flow was primarily attributable to a $13.2 million increase in non-development capital expenditures and a $2.7 million decrease in property and casualty insurance proceeds compared to the prior year period, partially offset by the increase in net cash provided by operating activities.

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

We are highly leveraged and have significant debt and lease obligations. As of September 30, 2026, we had $4.4 billion of debt outstanding at a weighted average interest rate of 5.24%. As of such date, 89.3%, or $4.0 billion, of our total debt obligations represented non-recourse property-level mortgage financings.

In October 2026, we entered into a definitive agreement to acquire 30 communities (1,152 units) that are currently leased by us for a purchase price of $290.0 million. We expect to complete the acquisition transactions in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions for real estate transactions. We expect to fund the acquisition of the 30 communities through proceeds from mortgage financing and cash on hand.

As of September 30, 2026, we had $1.2 billion of operating and financing lease obligations, and for the twelve months ending September 30, 2027, we will be required to make approximately $170.0 million of cash lease payments in connection with our existing operating and financing leases (after giving effect to our planned acquisition transaction for 30 communities).

Total liquidity of $523.6 million as of September 30, 2026 included $323.4 million of unrestricted cash and cash equivalents (excluding restricted cash of $73.2 million), $24.7 million of marketable securities, and $175.6 million of availability on our secured credit facility. Total liquidity as of September 30, 2026 increased $145.9 million from December 31, 2025.

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

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions, and the cost of capital, as well as other factors described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission ("SEC") on February 19, 2026. Since the amount of mortgage financing available for our communities is generally dependent on their appraised values and performance, decreases in their appraised values, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities’ maturing indebtedness. In addition, our inability to satisfy underwriting criteria for individual communities may limit our access to our historical lending sources for such communities, including Fannie Mae and Freddie Mac. As of September 30, 2026, 7% of our owned communities were unencumbered by mortgage debt.

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

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2026 are comprised of community-level and corporate capital expenditures. Community-level capital expenditures include maintenance expenditures (including routine maintenance of communities over $1,500 per occurrence), community renovations, unit upgrades (including unit turnovers over $500 per unit), and other major building infrastructure projects (including replacements of major building systems). Corporate capital expenditures include those for information technology systems and equipment and the remediation or replacement of assets as a result of casualty losses.

The following table summarizes our non-development capital expenditures for the nine months ended September 30, 2026 for our consolidated business.

(in thousands)
Community-level capital expenditures, net(1)	$118,442
Corporate capital expenditures, net	23,173
Non-development capital expenditures, net	$141,615

(1)Reflects the amount invested, net of lessor reimbursements of $23.9 million.

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

As of September 30, 2026, $23.0 million of borrowings and $1.4 million of letters of credit were outstanding under our $200.0 million secured credit facility, and the facility had $175.6 million of availability. We also had separate letter of credit facilities providing up to $68.0 million of letters of credit as of September 30, 2026 under which $54.1 million had been issued as of that date.

Long-Term Leases

As of September 30, 2026, we operated 159 communities under long-term leases (150 operating leases and 9 financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. In certain cases, we guarantee the performance and lease payment obligations of our subsidiary lessees under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

For the nine months ended September 30, 2026, our cash lease payments for our operating leases were $138.3 million and for our financing leases were $8.0 million. For the twelve months ending September 30, 2027, we will be required to make approximately $170.0 million of cash lease payments in connection with our existing operating and financing leases (after giving effect to our planned acquisition transaction for 30 communities).

Debt and Lease Covenants

Certain of our long-term debt and lease documents contain restrictions, maintenance and capital expenditure obligations, and financial covenants, such as those requiring us to maintain prescribed minimum liquidity and net worth levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. These covenants include a requirement contained in certain of our long-term debt documents for us to maintain liquid assets of at least $130.0 million at each quarter-end determination date. As of September 30, 2026, our liquid assets were $348.1 million, which included $323.4 million of unrestricted cash and cash equivalents and $24.7 million of marketable securities.

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

As of September 30, 2026, we are in compliance with the financial covenants of our debt agreements and long-term leases.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$(13,918)	$(114,738)	$2,435	$(222,770)
Provision (benefit) for income taxes	(3,192)	167	1,905	(780)
Loss (gain) on debt modification and extinguishment, net	4,482	326	10,202	35,661
Other non-operating (income) loss	(352)	(144)	(1,175)	(3,562)
Interest expense	58,423	63,574	176,295	191,686
Interest income	(4,415)	(3,020)	(11,609)	(9,587)
Income (loss) from operations	41,028	(53,835)	178,053	(9,352)
Depreciation and amortization	74,248	94,792	218,820	278,621
Asset impairment	4,476	62,696	14,491	65,060
Loss (gain) on sale of communities, net	197	(139)	(49,228)	(182)
Loss (gain) on facility operating lease termination, net	—	4,480	—	4,480
Operating lease expense adjustment	(864)	(4,685)	(2,624)	(13,384)
Non-cash stock-based compensation expense	3,698	2,633	11,099	9,701
Transaction, legal, and organizational restructuring costs	1,565	5,129	6,851	17,316
Adjusted EBITDA	$124,348	$111,071	$377,462	$352,260

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

The table below reconciles Adjusted Free Cash Flow from net cash provided by operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net cash provided by operating activities	$84,899	$76,525	$197,701	$183,491
Net cash provided by (used in) investing activities	(202,729)	(34,195)	(194,863)	(411,349)
Net cash provided by (used in) financing activities	72,839	(34,565)	50,699	179,345
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(44,991)	$7,765	$53,537	$(48,513)

Net cash provided by operating activities	$84,899	$76,525	$197,701	$183,491
Changes in prepaid insurance premiums financed with notes payable	(6,731)	(7,484)	6,832	7,610
Changes in assets and liabilities for lessor capital expenditure reimbursements under operating leases	(9,636)	(8,706)	(23,892)	(20,038)
Non-development capital expenditures, net	(55,277)	(38,441)	(141,615)	(128,382)
Property and casualty insurance proceeds	213	204	1,020	3,691
Payment of financing lease obligations	(310)	(304)	(908)	(890)
Adjusted Free Cash Flow	$13,158	$21,794	$39,138	$45,482

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities and other variable-rate indebtedness. The impact on earnings and the value of our long-term debt are subject to change as a result of movements in market rates and prices. As of September 30, 2026, 75%, or $3.3 billion, of our long-term debt had a weighted average fixed interest rate of 4.93%. As of September 30, 2026, we had $1.1 billion of long-term variable-rate debt and $23.0 million drawn on our variable rate secured credit facility, at a weighted average interest rate of 6.19%.

In the normal course of business, we enter into certain interest rate cap and swap agreements with major financial institutions to manage our risk above certain interest rates on variable-rate debt. As of September 30, 2026, our $1.1 billion of outstanding long-term variable-rate debt and $23.0 million drawn on our variable rate secured credit facility are indexed to SOFR plus a weighted average margin of 238 basis points. Accordingly, our annual interest expense related to long-term variable-rate debt is directly affected by movements in SOFR. As of September 30, 2026, substantially all $1.1 billion of our outstanding long-term variable-rate debt is subject to SOFR interest rate cap and swap agreements. For our SOFR interest rate cap and swap agreements, as of September 30, 2026, the weighted average fixed interest rate is 4.36% and the weighted average remaining term is 1.3 years. Many of our long-term variable-rate debt instruments include provisions that obligate us to obtain additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap agreements may offset the benefits of our existing interest rate cap agreements.

The table below reflects the additional annual debt interest expense that would have resulted for the respective basis point increases in SOFR as of September 30, 2026.

Increase in Index (in basis points)	Annual Interest Expense Increase (1) (in millions)
100	$5.4
200	7.6
500	8.9
1,000	9.3

(1)Amounts are after consideration of interest rate cap and swap agreements in place as of September 30, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended September 30, 2026 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
7/1/2026 - 7/31/2026	—	$—	—	$44,026
8/1/2026 - 8/31/2026	1,339	11.81	—	44,026
9/1/2026 - 9/30/2026	—	—	—	44,026
Total	1,339	$11.81	—

(1)Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock units. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock units or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)In 2016, our Board of Directors approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of September 30, 2026, $44.0 million remained available under the repurchase program.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Reaffirmation and Fifth Amendment to Master Credit Facility Agreement and Other Loan Documents dated as of July 31, 2026, by and between JLL Real Estate Capital, LLC, Fannie Mae and the Company's subsidiaries named as borrowers therein.†

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101).

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

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Dawn L. Kussow
Name:	Dawn L. Kussow
Title:	Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)
Date:	November 6, 2026